Form 10-Q
period 2012-09-30
REO PLUS, INC.
filed 2012-12-21
CIK 1494582

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-170054

REO PLUS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Texas	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3014 McCulloch Circle, Houston, Texas 77056
(Address of principal executive offices)

713-478-3832
(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of December 21, 2012

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REO Plus, Inc.
(A Texas Corporation in the Development Stage)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

REO Plus, Inc.
(A Texas Corporation in the Development Stage)
Unaudited

Balance Sheets

ASSETS
	September 30,	December 31,
	2012	2011

Current Assets:
Cash	$17,636	$653
Prepaid expense	-	938

Total Current Assets	17,636	1,591

Investment in unconsolidated affiliate	64,180	53,784

Total Assets	$81,816	$55,375

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$10,600	$8,525
Accounts payable, stockholders	-	85,960
Notes payable, stockholders	180,960	-
Note payable, related party	190,000	190,000
Accrued interest, stockholders	7,437	6,650

Total Current Liabilities	388,997	291,135

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Deficit accumulated during the development stage	(362,181)	(290,760)

Total Stockholders’ (Deficit) Equity	(307,181)	(235,760)

Total Liabilities and Stockholders’ (Deficit) Equity	$81,816	$55,375

REO Plus, Inc.
(A Texas Corporation in the Development Stage)
Unaudited

Statements of Operations

					For the Period from
	For the Three Months		For the Nine Months		Inception
	Ended		Ended		(August 11, 2009)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012

Costs and Expenses:
Professional fees	$22,600	$20,699	$67,676	$45,654	$163,810

Net income Loss) from Operations	(22,600)	(20,699)	(67,676)	(45,654)	(163,810)

Other Income (Expense):

Equity in income (loss) of
unconsolidated affiliate	10,160	1,306	10,396	3,680	12,420
Interest	(5,114)	(3,325)	(14,141)	(9,975)	(34,091)

Net Income (Loss) before
Income Tax	(17,554)	(22,718)	(71,421)	(51,949)	(185,481)

Income Tax (Provision) Benefit	-	-	-	-	-

Net Income (Loss)	$(17,554)	$(22,718)	$(71,421)	$(51,949)	$(185,481)

Net Income (Loss) per Share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Fully Diluted Income (Loss) per Share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted Average Shares Outstanding	1,869,000	1,869,000	1,869,000	1,869,000

REO Plus, Inc.
(A Texas Corporation in the Development Stage)
Unaudited

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period from Inception (August 11, 2009) through September 30, 2012

	Common
	Stock			Additional
	Subscription	Common Stock		Paid-In	Accumulated
	Receivable	Shares	Amount	Capital	Deficit	Total

Stock subscription,
August 11, 2009	$(27,500)	934,500	$935	$26,565	$-	$-

Stock subscription
receipts,
November 4, 2009	13,750	-	-	-	-	13,750

Stock subscription
receipts,
November 4, 2009	13,750	-	-	-	-	13,750

Net loss
August 11, 2009 --
December 31, 2009	-	-	-	-	(9,537)	(9,537)

Balance,
December 31, 2009	-	934,500	935	26,565	(9,537)	17,963

Issuance of stock for
investment
January 2, 2010	-	934,500	935	26,565	-	27,500

Deemed dividend	-	-	-		(176,700)	(176,700)

Net loss
January 1, 2010 –
December 31, 2010	-	-	-	-	(37,203)	(37,203)

Balance,
December 31, 2010	-	1,869,000	1,870	53,130	(223,440)	(168,440)

Net loss
January 1, 2011 –
December 31, 2011	-	-	-	-	(67,320)	(67,320)

Balance,
December 31, 2011	-	1,869,000	1,870	53,130	(290,760)	(235,760)

Net loss,
January 1, 2012 –
September 30, 2012	-	-	-	-	(71,421)	(71,421)

Balance,
September 30, 2012	$-	1,869,000	$1,870	$53,130	$(362,181)	$(307,181)

See accompanying notes to unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation in the Development Stage)
Unaudited

Statements of Cash Flows

					For the Period from
	For the Three Months		For the Nine Months		Inception
	Ended		Ended		(August 11, 2009) to
	September 30,		September 30,		September 30.
	2012	2011	2012	2011	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(17,554)	$(22,718)	$(71,421)	$(51,949)	$(185,481)
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Equity in (income) loss of unconsolidated
affiliate	(10,160)	(1,306)	(10,396)	(3,680)	(12,420)
Decrease (Increase) in prepaid expenses	-	938	938	(1,875)	-
(Decrease) Increase in accounts payable
and accrued expenses	(500)	4,126	2,075	2,025	10,600
Increase in accrued interest	1,762	-	787	-	7,437

Total Adjustments	(8,898)	3,758	(6,596)	(3,530)	5,617

Net Cash (Used) Provided by Operating Activities	(26,452)	(18,960)	(78,017)	(55,479)	(179,864)

Cash Flows from Investing Activities:
Increase in invesment in unconsolidated
affiliate	-	-	-	-	(10,960)

Net Cash Used by Investing Activities	-	-	-	-	(10,960)

Cash Flows from Financing Activities:
Advances from stockholders	-	15,000	-	55,000	-
Proceeds from notes payable to stockholders	40,000	-	95,000	-	180,960
Issuance of common stock	-	-	-	-	27,500

Net Cash Provided by Financing Activities	40,000	15,000	95,000	55,000	208,460

Net Increase (Decrease) in Cash	13,548	(3,960)	16,983	(479)	17,636

Cash, Beginning of Period	4,088	5,839	653	2,357	-

Cash, End of Period	$17,636	$1,879	$17,636	$1,878	$17,636

Interest paid	$3,352	$3,325	$13,354	$9,975	$26,654

Income Taxes Paid	$-	$-	$-	$-	$-

See accompanying notes to unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation in the Development Stage)
Unaudited

Schedules of Non-Cash Investing and Financing Activities

					For the Period from
	For the Three Months		For the Nine Months		Inception
	Ended		Ended		(August 11, 2009) to
	September 30,		September 30,		September 30.
	2012	2011	2012	2011	2012

Acquistion of investment in affiliate	$-	$-	$-	$-	$40,800

Issuance of note payable for investment in
affiliate	$-	$-	$-	$-	$190,000

Issuance of common stock for investment in
affiliate	$-	$-	$-	$-	$27,500

Dividend related to acquisition of investment in
affiliate	$-	$-	$-	$-	$176,700

See accompanying notes to unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation in the Development Stage)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 1. ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate. The Company has had no operations other than its acquisition of 40% of Ananda Investments, LLC, (“Ananda.”)

Basis of presentation

The accompanying unaudited interim financial statements of REO Plus, Inc. (the “Company”)
have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2011 and 2010 contained in REO Plus’s Form S-1 Amendment No. 5 originally filed with the Securities and Exchange Commission on September 17, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended December 31, 2011 and 2010 as reported in the Company’s Form S-1 have been omitted.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $185,481 since its inception and has not yet produced earnings from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock through a private equity offering.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

REO Plus, Inc.
(A Texas Corporation in the Development Stage)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 3. INVESTMENT IN AFFILIATE

On January 2, 2010 the Company acquired a 40% interest in Ananda, a Texas limited liability company, which owns a commercial real estate rental property in Houston, Texas. This acquisition was accomplished by the issuance of 934,500 shares of the Company’s common stock valued at $27,500 and the issuance of a promissory note in the amount of $190,000. The investment was acquired from a controlling shareholder and recorded at the controlling shareholder’s cost basis with a resulting “deemed” dividend. The transaction was treated as a transfer between entities under common control as follows:

Issuance of common stock	$27,500
Issuance of promissory note	190,000
217,500

Deemed dividend	(176,700)

Purchase price of investment in affiliate	$40,800

Summary results of operations for Ananda for the three months and nine months ended September 30, 2012 and 2011 are as follows:

REO Plus, Inc.
(A Texas Corporation in the Development Stage)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Rental income	$43,367	$21,050	$80,381	$63,122
Operating expenses	(17,967)	(17,785)	(54,390)	(53,922)

Net income	$25,400	$3,265	$25,991	$9,200

Equity in income of
unconsolidated affiliate	$10,160	$1,306	$10,396	$3,680

Summary financial position for Ananda for the six months ended September 30, 2012 and for the year ended December 31, 2011 follows:

Financial Position
			September 30,	December 31,
			2012	2011

Cash			$80,502	$49,197
Other current assets			3,428	1,430
Land, buildings and improvements			499,729	519,153
Other assets			4,259	5,925

Total Assets			$587,918	$575,705

Deposits and accrued expenses			$10,344	$15,082
Mortgage payable			417,123	426,163

Total Liabilities			427,467	441,245

Members' equity			277,845	277,845
Accumulated deficit			(117,394)	(143,385)

Total Equity			160,451	134,460

Total Liabilities and Equity			$587,918	$575,705

Investment in unconsolidated affiliate			$64,180	$53,784

REO Plus, Inc.
(A Texas Corporation in the Development Stage)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 4. NOTES PAYABLE, STOCKHOLDERS

At September 30, 2012, notes payable stockholders consist of the following:

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2013	$85,960

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due April 30, 2013	35,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due September 27, 2013	40,000

Note payable to a corporation, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2013	20,000

$180,960

In connection with the Company’s acquisition of its investment in Ananda, the Company executed a note payable to a majority stockholder in the amount of $190,000 with interest accruing at 7% per annum commencing on the first day of the fourth month after Ananda obtained an occupancy permit for the property it owns in Houston, Texas. Such stockholder owns a 95% interest in the Company through his 50% ownership of REO and 90% ownership of the other 50% corporate stockholder of REO. The permit was obtained on April 1, 2010, therefore the note of $190,000 began accruing interest on July 1, 2010. On October 1, 2010, interest was due in the amount of $3,325, from July 1, 2010 through September 30, 2010. Thereafter, $3,325 is due on January 1, 2011 and each subsequent third month until January 1, 2020 when a final balloon payment of $190,000 plus accrued interest is due and payable.

NOTE 5. INCOME TAX BENEFIT

The Company accounts for income taxes in accordance with ASC Topic 740 which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

REO Plus, Inc.
(A Texas Corporation in the Development Stage)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 5. INCOME TAX BENEFIT (Continued)

Deferred tax assets are comprised of the following:
	September 30,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$31,696	$18,841
Less valuation allowance	(31,696)	(18,841)

	$0	$0

Recorded as follows:
Current asset	$0	$0
Other liability	0	0

	$0	$0

The Company has available at September 30, 2012, tax operating loss carryforwards of approximately $185,000, which may be applied against future taxable income and which expire in 2029 through 2032.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

At September 30, 2012, the Company has recorded a valuation allowance of $31,696 to fully offset the deferred tax asset. The change in the valuation allowance for the nine months ended September 30, 2012 is $12,855.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory graduated tax rates to the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 is as follows:

	September 30,
	2012	2011

Federal provision (benefit) at statutory graduated tax rates	(18.00%)	(17.57%)
Change in valuation allowance	18.00%	17.57%

	0.00%	0.00%

The Company has no tax positions at September 30, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

REO Plus, Inc.
(A Texas Corporation in the Development Stage)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 5. INCOME TAX BENEFIT (Continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended September 30, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2012 and December 31, 2011.

All tax years from inception are open to examination by the Internal Revenue Service.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Balance Sheets

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash	$80,502	$49,197
Prepaid insurance	3,428	1,430

Total Current Assets	83,930	50,627

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(118,252)	(98,828)

Property and Equipment, net	499,729	519,153

Other Assets:
Deferred loan costs	4,259	5,925

	$587,918	$575,705

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$7,044	$9,500
Current portion of long-term debt	13,250	12,572

Total Current Liabilities	20,294	22,072

Lease deposit	3,300	5,582
Long-term debt	403,873	413,591

Total Liabilities	427,467	441,245

Members' Equity	160,451	134,460

	$587,918	$575,705

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Statements of Income and Members' Equity

	For the Nine Months Ended
	September 30,
	2012	2011

Revenues:	$80,381	$63,122

Costs and Expenses:
Depreciation and amortization	21,091	21,091
Property taxes	6,702	7,044
Insurance	5,270	4,760
Repairs and maintenance	1,096	298
General and administrative	76	90

Total Costs and Expenses	34,235	33,283

Net Income from Operations	46,146	29,839

Other Income (Expense):
Interest	(20,155)	(20,639)

Net Income	25,991	9,200

Members' Equity, Beginning of Period	134,460	122,219

Members' Equity, End of Period	$160,451	$131,419

See accompanying notes to the unaudited financial statements

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net income	$25,991	$9,200
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	21,090	21,090
(Increase) in prepaid insurance	(1,998)	(1,414)
(Decrease) in accrued expenses	(2,456)	(2,348)
(Decrease) in lease deposit	(2,282)	-

Total Adjustments	14,354	17,328

Net Cash Provided by Operating Activities	40,345	26,528

Cash Flows from Financing Activities:
Payments on long-term debt	(9,040)	(8,557)

Net Cash (Used) by Financing Activities	(9,040)	(8,557)

Net Increase (Decrease) in Cash	31,305	17,971

Cash, Beginning of Period	49,197	20,121

Cash, End of Period	$80,502	$38,092

Interest paid	$20,155	$20,639

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 1.                      ORGANIZATION AND BACKGROUND

Ananda Investments, LLC (“the Company”) was organized in Texas on March 26, 2004 for the purpose of investing in real estate.  The Company owns and operates a building located in Houston, Texas.

Preparation of Interim Financial Statements

Management believes that all adjustments necessary for a fair statement of the results for the interim periods have been made and all such adjustments are of a normal recurring nature.

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are carried at cost.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets.  Depreciation of the building and improvements is provided over twenty years.  Significant gains and losses from retirements or disposition of assets are credited or charged to income at the time of disposition.

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated economic life of the asset.

Organization Costs

The Company has expensed its organization costs as incurred.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s revenue is derived from the leasing of commercial and residential property.  The terms of the Company’s operating leases range from two years to five years.
Rental income is recognized on the accrual basis at the first of each month when the rents become due.

Income Taxes

On January 1, 2010 the Company, with the consent of its stockholders, elected to change its organization from a corporation to a limited liability company.  At even date, the Company terminated its S-corporation status with the Internal Revenue Service.

In connection with its organization as a limited liability company, the Company is taxed as a partnership.  Taxable income or losses of the Company are passed through to the Company’s members, in accordance with each member’s percentage of ownership, for inclusion in each individual member’s income tax return.

The Company has no tax positions at September 30, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Tax years open to examination by the Internal Revenue Service are 2009 through 2011.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The more significant areas requiring the use of management estimates relate to depreciation of property and equipment and amortization of deferred loan costs.  Accordingly, actual results could differ from those estimates.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 3.                      DEFERRED LOAN COST

At September 30, 2012 deferred loan costs consist of the following:

Deferred loan costs	$8,888

Accumulated amortization	(4,629)

$4,259

Future amortization of deferred loan costs is as follows:

Future amortization of deferred loan costs is as follows:

2013	$2,222
2014	2,037

$4,259

For the nine months ended September 30, 2012, amortization of deferred loan costs was $1,667.

NOTE 4.                      LONG-TERM DEBT

As of September 30, 2012 long-term debt consists of an installment note payable to a bank, bearing interest at 6.25% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas.  The note is payable in monthly installments of $3,244 and matures during September, 2014.

On September 30, 2012, long-term debt is as follows:

Note payable	$417,123

Less current portion	(13,250)

Long-term debt	$403,873

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 4.                      LONG-TERM DEBT (Continued)

Maturities of long-term debt are as follows:

2013	$13,250
2014	403,873

$417,123

Total interest for the nine months ended September 30, 2012 and 2011 was $20,155 and $20,639, respectively.

NOTE 5.                      MEMBERS’ EQUITY

The Company is a Texas limited liability company, therefore the personal liability of the members is limited.  All of the members are managers and have equal rights and privileges, except for profits or losses that are shared proportionate to their ownership percentages.

NOTE 6.                      OPERATING LEASE COMMITMENTS

The Company leases commercial and residential space to a tenant under a noncancelable operating lease having a five-year term.  This lease commenced on September 1, 2012.  The tenant holds a sublease, having a two-year term for the residential space.  Future minimum rents under the leases are as follows:

October 1, - September 30, 2013	$98,964
October 1, - September 30, 2014	100,884
October 1, - September 30, 2015	103,068
October 1, - September 30, 2016	105,012
October 1, - August 31, 2017	98,274

$506,202

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2012

NOTE 7.                      FAIR VALUE

The Company’s financial instruments consist of cash and long-term debt, including the current portion.  The carrying value of cash approximates its fair value.  The carrying value of long-term debt, including the current portion approximates its carrying value based on the current rates offered by financial institutions for notes of the same remaining maturity.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date.

		Fair Value at
	Level	September 30,	December 31,
		2012	2011

Liabilities:
Long-term note, including current portion	2	$417,123	$426,163

Level 2 inputs are significant observable inputs that are primarily derived from or corroborated by observable market data.

NOTE 8.                      SUBSEQUENT EVENTS

Subsequent events have been evaluated by management for potential recognition or disclosure through the date these financial statements were issued.  Subsequent events did not have a significant impact on the financial condition or results of operations.

Item 2. Management’s Discussion and Analysis.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

General

           REO Plus, Inc. (the "Company") was incorporated on August 10, 2009 under the laws of the State of Texas.  The address of the Company is 3014 McCulloch Circle, Houston, Texas 77056, and its telephone number is 713/599-1910.

The Company was formed by Akashic Ventures, Inc., a Delaware corporation (“Akashic”), for purposes of acquiring financially attractive real estate properties.  Akashic is a publicly held corporation that once filed reports with the Commission.  Akashic has been dormant from a business perspective since about the summer of 1997.  Richard J. Church acquired control of Akashic in May 18, 2008.  He is now the sole director and officer of Akashic.  Mr. Church is the sole promoter of the Company, and he is serving and expects to continue to serve for the foreseeable future as the Company's sole director, and the Company’s President, Treasurer and Secretary.

When the Company was formed in August 2009, Akashic contributed $27,500 to the Company’s capital, and in consideration thereof the Company issued to Akashic 934,500 shares of Company common stock, thereby making Akashic the Company’s initial shareholder.Until early 2010, Mr. Church was a 40% owner of Ananda Investments, LLC (“Ananda”), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  This 40% ownership is comprised of 400 units of limited liability company member interest.  In early 2010, Mr. Church transferred his 40% ownership in Ananda to the Company.  The Company issued to Mr. Church some of its shares of common stock as part of the purchase price for the Ananda interest.  As a result of the Ananda transfer, the Company became the largest owner of Ananda by a wide margin.   Because Ananda is member-managed, the Company exerts the greatest control over Ananda.

The Company became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.

Plan of Operation

The Company generally expects to seek well-located properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort, allow for the greatest appreciation on invested capital.  The properties and assets to be acquired by the Company will most likely include commercial, retail, residential and mixed-use properties.  Such properties and assets will less likely include office properties, and will almost certainly not include industrial properties.  Thus far, the Company has acquired only an interest in one property.  For a description of this sole property interest, see the sections captioned “BUSINESS - Sole Property Interest” in pre-effective Amendment No. 8 the Company’s Registration Statement to Form S-1 on Form S-11 filed on September 17, 2012 with the U.S. Securities and Exchange Commission.

The Company will not limit itself geographically, except that the Company intends to target initially acquisitions located in the Houston, Texas area and eventually other parts of Texas.  However, as opportunities present themselves, the Company may focus its efforts on secondary and tertiary geographic markets throughout the United States, particularly in areas that have had significant declines in property values and thus possibly offer opportunities for significant appreciation.  The Company believes that distressed markets offer opportunities for the Company to acquire under-performing properties that it believes it has the capability of turning around and repositioning, thereby increasing cash flow, profitability and asset value.  The Company believes it can successfully identify such a potential target acquisition based upon the depth and the breadth of the industry experience, contacts and industry knowledge of the Company’s current management.   While since its inception the Company has identified certain acquisitions that it would have like to have completed, the Company’s lack of funds has precluded the completion of such acquisitions.  The Company believes that its recently acquired public status will ease the Company’s ability to raise funds, and make the completion of acquisitions to be identified in the future more likely. However, the Company has no assurances of this.  Richard J. Church, the Company’s current sole executive officer and director, will have responsibility for identifying acquisitions or selecting acquisitions identified by other sources.  Mr. Church has extensive experience in the real estate industry through his various real estate enterprises.

While the Company has not yet identified any additional assets or properties to acquire, the Company believes that it will be able to consider numerous additional properties.  The Company anticipates that target acquisitions will be brought to its attention from a number of brokers and other real estate professionals with whom the Company’s current management has business relationships.  Moreover, potential acquisitions may be brought to the Company’s attention by sources as a result of being solicited by the Company through calls or mailings.  In no event will any of the Company’s existing or future officers, directors or shareholders or any entity with which they are affiliated be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an acquisition.

The Company does not have any specific property acquisition under consideration, and the Company has not (nor has anyone on its behalf) contacted any prospective target acquisition or had any discussions, formal or otherwise, with respect to such a transaction.  Moreover, no one has approached the Company regarding the possible sale of any of its properties to the Company.  Additionally, the Company has not, nor has anyone on its behalf, taken any measure, directly or indirectly, to identify or locate any suitable property acquisition, nor has the Company engaged or retained any agent or other representative to identify or locate any such acquisition candidate. As a result, the Company has no assurance that it will be able to complete any further acquisitions.  In the future, the Company expects to be identifying and evaluating prospective property acquisition, performing business due diligence on prospective property acquisitions, traveling to and from the property and asset locations that represent prospective acquisitions, reviewing corporate, title, environmental, and financial documents and material agreements regarding prospective property acquisitions, selecting properties to acquire and striving to structure, negotiate and consummate acquisitions.  The Company will have certain burdens and costs with respect to these activities and certain additional risks associated with the subsequent integration of additional assets or properties into the Company’s operations.

The Company does not presently intend to invest in real estate mortgages, securities of or interests in persons primarily engaged in real estate activities (other than the Company’s current interest in Ananda Investments, LLC, or investments in other securities such as bonds, preferred stocks or common stocks.  However, the Company's Board of Directors may elect to make these investments in the future without a vote of shareholders.

For a description of the Company’s acquisition criterion and policies, see the sections captioned “BUSINESS - Acquisition Selection” and “BUSINESS -Policies with Respect to Certain Activities” in pre-effective Amendment No. 8 the Company’s Registration Statement to Form S-1 on Form S-11 filed on September 17, 2012 with the U.S. Securities and Exchange Commission.

Results of Operations - General

The Company was incorporated on August 10, 2009 for purposes of acquiring financially attractive real estate properties.  The Company made its first and heretofore only property acquisition in early January 2010.  This acquisition consisted of a 40% ownership interest in Ananda Investments, LLC, a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  Because it has owned only this single asset since 2010, the Company has limited financial results to report.

The Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law on April 5, 2012.  As permitted under Section 102(b)(1) of this Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards.  This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, the Company’s financial statements may not be comparable to those of companies that comply with public company effective dates.

Results of Operations – REO Plus, Inc.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Expenses.  During the third quarter of 2012, the Company had expenses in the amount of $22,600 from professional fees.  These expenses represent a modest increase from expenses in the amount of $20,699 for professional fees during the third quarter of 2011.

Other Income (Expense).  During the third quarter of 2012, the Company had equity in income of its unconsolidated affiliate, Ananda Investments, LLC (“Ananda”), in the amount of $10,160.  This equity in income of unconsolidated affiliate represents a $8,854 increase from the equity in income of unconsolidated affiliate in the amount of $1,306 during the third quarter of 2011.  This increase resulted from increase in Ananda revenues while Ananda expenses remained stable.  During the third quarter of 2012, the Company had interest expense in the amount of $5,114.  Most of this interest was due to Richard J. Church, our sole director and officer, as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.   The Company had interest expense in the amount of $3,325 during the third quarter of 2011.  The additional interest expense during the third quarter of 2012 relates to increases in loans made separately by Mr. Church and Akashic to fund the Company’s operating expenses.

Net loss.  In view of the larger equity in income of unconsolidated affiliate (offset to some extent by higher expenses from professional fees and interest expense), the Company had a net loss in the amount of $17,554 during the third quarter of 2012, or a per-share loss of $0.01, compared to net loss in the amount of $22,718 during the third quarter of 2011, or a per-share loss of $0.01.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Expenses.  During the first nine months of 2012, the Company had expenses in the amount of $67,676 from professional fees.  These expenses represent an increase of $22,022 from expenses in the amount of $45,654 from professional fees during the first nine months of 2011.  Nearly all of these professional fees were for accounting and legal fees incurred in connection with the Registration Statement of which this Prospectus is a part.  Work on this Registration Statement was heavier during the first nine months of 2012 compared to the first nine months of 2011.

Other Income (Expense).  During the first nine months of 2012, the Company had equity in income of Ananda in the amount of $10,396.  This equity in income of unconsolidated affiliate represents an increase of $6,716 from equity in income of unconsolidated affiliate in the amount of $3,680 during the first nine months of 2011.  This increase resulted from an increase in Ananda revenues while Ananda expenses remained stable.  During the first nine months of 2012, the Company had interest expense in the amount of $ 14,141.  Most of this interest was due to Richard J. Church, our sole director and officer, as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.   The Company had interest expense in the amount of $9,975 during the first nine months of 2011.  The additional interest expense during the first nine months of 2012 relates to increases in loans made separately by Mr. Church and Akashic to fund the Company’s operating expenses.

Net loss.  In view of the preceding expenses (offset to some extent by equity in income of unconsolidated affiliate), the Company had a net loss in the amount of $71,421 during the first nine months of 2012, or a per-share loss of $0.04, compared to net loss in the amount of $51,949 during the first nine months of 2011, or a per-share loss of $0.03.

Results of Operations – Ananda Investments, LLC

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues.  During the first nine months of 2012, Ananda had revenues in the amount of $80,381.  These revenues represent an increase of $17,259 from revenues in the amount of $63,122 during the first nine months of 2011.  This increase is due to receipt of past due rents during the first nine months of 2012.

Expenses.  During the first nine months of 2012, Ananda had expenses in the amount of $34,235, which represents a small increase from expenses in the amount of $33,283 during the first nine months of 2011.

Net Income from Operations.  In view of the increase in revenues, Ananda had net income from operations in the amount of $46,146 during the first nine months of 2012, compared to net income from operations in the amount of $29,839 during the first nine months of 2011.

Other Income (Expense).  During the first nine months of 2012, Ananda had interest expense in the amount of $20,155, which represents a small decrease from interest expense affiliate in the amount of $20,639 during the first nine months of 2011.

Net Income.  In view of the increase in revenues and stable expenses, Ananda had net income in the amount of $25,991 during the first nine months of 2012, compared to a net loss in the amount of $9,200 during the first nine months of 2011.

Liquidity and Capital Requirements

The Company began its pursuit of real estate acquisitions in 2010.  Currently, the Company has only one real estate interest.  The Company cannot assure anyone that it will be able to acquire any additional real estate properties due to the Company’s limited financial resources at the present.  The Company expects to finance any future acquisition with a combination of a cash down payment (probably 10% to 25% or more of the purchase price) and seller or third party financing (for the remaining approximately 75% to 90% of the purchase price), although the Company may in limited circumstances be able to satisfy a portion of the purchase price for a property with the Company’s equity securities.  The Company will need to procure cash to fund future down payments from a future private equity offering.  Moreover, the Company expects that its largest shareholder may be required to guarantee personally the Company’s seller or third party financing.

The Company is currently trying to determine the scope of the acquisitions that it wishes to pursue.  The amount of capital that the Company will need will depend on the scope of the acquisitions that the Company ultimately decides to pursue, which is uncertain at this time.  However, for the Company to acquire any additional real estate properties, the Company would be required to undertake certain financing activities.  The sources for financing would most likely be private equity sources, such as institutional investors or wealthy individuals.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing.  The Company cannot assure anyone that additional financing will be available to it when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If the Company does not obtain additional financing, it will not be able to acquire any additional real estate properties, and perhaps will not even be able to stay in business for that matter.  If the Company does not obtain necessary additional financing, it may be constrained to attempt to sell the sole interest that it has heretofore acquired or additional interests that it may hereafter acquire.  However, the Company cannot assure anyone that it will be able to find interested buyers or that the funds received from any such sale would be adequate to fund the Company’s activities.  Under certain circumstances, the Company could be forced to cease its operations and liquidate its remaining assets, if any.  The Company cannot assure anyone that it will be successful in obtaining necessary capital and in its acquisition activities, although the Company believes that the procurement of additional financing and the completion of additional acquisitions will be easier in view of its recently acquired public status.

The Company has incurred losses since inception.  These losses have been financed by payments of expenses by Richard J. Church, the controlling stockholder of the Company.  Mr. Church has indicated that he intends to continue to pay any expenses that the Company experiences in excess of revenues for the next 12 months, but he is under no legal obligation to do so.  Accordingly, he could stop paying such expenses at any time, and the Company would be constrained to find alternative sources of payment.  The Company has no assurance that it will be able to find such alternative sources.

Known Trends

Because of the uncertainty in domestic real estate markets across the board, discerning definite trends is difficult, if not impossible.   Property values and property taxes have declined in targeted markets, but the continuation of this as a trend is uncertain.  Rents have remained fairly steady in targeted markets, but they could begin to decline if the domestic economy softens.  Management believes that most industry participants have assumed a “wait and see” approach, and the Company is evaluating opportunities on a property-by-property basis without relying upon any perceived trends.  The positive factor in today’s market is the historical lower interest rates, that may be fixed for a number of years and that significantly reduce the expense of any financing, although acquisition/refinancing loans are more difficult to obtain in today’s market and require a greater downpayment versus appraised value.

Seasonal Effects and Effects of Inflation

Management believes that the real estate interest that it currently owns is not, and the ones that it will seek to acquire in the future will not be, subject to seasonal variations.  Management further believes that inflation will not affect the Company for the foreseeable future since the Company’s financing is fixed through September 2014, although inflation may have greater effects in future years with increased interest rates, and in ways that cannot now be determined.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this quarterly report.  Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures.  Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period of this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*           To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REO PLUS, INC.
(Registrant)

By:	/s/ Richard J. Church
Richard J. Church,
President and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

December 21, 2012