Form 10-Q/A
period 2012-09-30
REO PLUS, INC.
filed 2013-01-14
CIK 1494582

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer                                                                             ☐                                                        Accelerated filer                   ☐

Non-accelerated filer                                                                               ☐                                                        Smaller reporting company☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of January 7, 2013

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the "Amendment") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the "Quarterly Report") to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.  Other than for these changes, the Quarterly Report is not being amended in any respect.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

31.01*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*       Previously filed
**   XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REO PLUS, INC.
(Registrant)

By:	/s/ Richard J. Church
Richard J. Church,
President and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

January 14, 2013