Form 10-K
period 2012-12-31
REO PLUS, INC.
filed 2013-04-12
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-170054

REO PLUS, INC.
(Exact name of registrant as specified in its charter)

Texas	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3014 McCulloch Circle, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (713) 478-3832

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to

Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None, as common equity is not traded.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,869,000 as of April 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings.

PART I
Item 1.  Business.

Introduction

REO Plus, Inc. (the "Company") was incorporated on August 10, 2009 under the laws of the State of Texas.  The Company will exist for a perpetual term until dissolved by its directors and shareholders.  The address of the Company is 3014 McCulloch Circle, Houston, Texas 77056, and its telephone number is 713/599-1910.

The Company was formed by Akashic Ventures, Inc., a Delaware corporation (“Akashic”), for purposes of acquiring financially attractive real estate properties.  Akashic is a publicly held corporation that once filed reports with the Commission.  Akashic has been dormant from a business perspective since about the summer of 1997.  The Company believes that Akashic filed reports with the Commission pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, due to a prior registered public offering undertaken by Akashic.  The Company believes that Akashic ceased to be subject to these reporting requirements, although it may have failed to make a proper filing to report this development.  Richard J. Church acquired control of Akashic in May 18, 2008.  He is now the sole director and officer of Akashic.  Mr. Church is the sole promoter of the Company, and he is serving and expects to continue to serve for the foreseeable future as the Company's sole director, and the Company’s President, Treasurer and Secretary.

When the Company was formed in August 2009, Akashic contributed $27,500 to the Company’s capital, and in consideration thereof the Company issued to Akashic 934,500 shares of Company common stock, thereby making Akashic the Company’s initial shareholder.

Until early 2010, Mr. Church was a 40% owner of Ananda Investments, LLC (“Ananda”), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  This 40% ownership is comprised of 400 units of limited liability company member interest.  In early 2010, Mr. Church transferred his 40% ownership in Ananda to the Company.  The Company issued to Mr. Church some of its shares of common stock as part of the purchase price for the Ananda interest.  As a result of the Ananda transfer, the Company became the largest owner of Ananda by a wide margin.   Because Ananda is member-managed, the Company exerts the greatest control over Ananda.

The Company became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.

Industry Background

The Company’s management believes that the recession in the United States economy that began in December 2007 created opportunities in the real estate market.  CNNMoney.com has reported that this recession, which is frequently referred to as “the Great Recession,” is generally regarded as “the worst economic downturn since the Great Depression.”  Huliq News has reported that total residential foreclosures in the United States for the two years and nine months ending with the third quarter of 2009 numbered 7,827,219, with the possibility of the total number of foreclosures reaching 25 million before the housing crisis ends.  These adverse developments in the United States residential market have had a devastating effect on housing prices.  On September 29, 2009, SEATTLEPI.COM reported that the S&P/Case-Shiller Home Price Index released on that date indicated that home prices in 20 metropolitan areas in the United States were down about 33% from a mid-2006 peak.  Moreover, CNNMoney.com has reported that United States commercial real estate is worth about $6.5 trillion and is financed by an estimated $3.1 trillion in debt, and forecasts now call for the current downturn in the commercial real estate market to rival – and perhaps even exceed – the plunge of the early 1990s, when nearly 8% of all commercial real estate loans went sour.

Due to the current economic decline and the more restrictive lending conditions in the country and the state of Texas, the demand for real estate is, and therefore the prices real estate command are, currently low relative to historic levels.  The low prices, in conjunction with the continuing low interest rates available in the market, make this an attractive period to acquire real estate, if financing can also be acquired.

With the gradual resurgence of the United States and Texas economies and easing of capital restraints, properties acquired during this period should experience a natural appreciation in value with greater demand.  The Company feels that the forward looking U.S. stock market and the recent upward movement of the S&P/Case-Shiller Home Prices Index indicate the real estate market has bottomed and a gradual climb into a stronger market cycle can be expected.  Richard J. Church, the Company’s current sole executive officer and director, is a veteran of the 1990s Houston real estate market when just such a bottoming and resurgence took place.

Strategy

The Company expects to generally seek well-located properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort, allow for the greatest appreciation on invested capital.  The properties and assets to be acquired by the Company will most likely include commercial, retail, residential and mixed-use properties.  Such properties and assets will less likely include office properties, and will almost certainly not include industrial properties.  Thus far, the Company has acquired only an interest in one property.  See “Item 2. Properties” below.

The Company intends not to limit itself geographically, except that the Company intends to target initially acquisitions located in the Houston, Texas area and eventually other parts of Texas.  However, as opportunities present themselves, the Company may focus its efforts on secondary and tertiary geographic markets throughout the United States, particularly in areas that have had significant declines in property values and thus possibly offer opportunities for significant appreciation.  The Company believes that distressed markets offer opportunities for the Company to acquire under-performing properties that it believes it has the capability of turning around and repositioning, thereby increasing cash flow, profitability and asset value.  The Company believes it can successfully identify such a potential target acquisition based upon the depth and the breadth of the industry experience, contacts and industry knowledge of the Company’s current management.  While since its inception the Company has identified certain acquisitions that it would have liked to have completed, the Company’s lack of funds has precluded the completion of such acquisitions.  The Company believes that the Company’s newly acquired status as an SEC reporting company will ease the Company’s ability to raise funds, and make the completion of acquisitions to be identified in the future more likely. However, the Company has no assurances of this.  Richard J. Church, the Company’s current sole executive officer and director, will have responsibility for identifying acquisitions or selecting acquisitions identified by other sources.  Mr. Church has extensive experience in the real estate industry through his various real estate enterprises.  For a discussion of Mr. Church’s real estate experience, see “Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.”

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

The Company does not presently intend to invest in real estate mortgages, securities of or interests in persons primarily engaged in real estate activities (other than the Company’s current interest in Ananda Investments, LLC described immediately below), or investments in other securities such as bonds, preferred stocks or common stocks.  However, the Company's Board of Directors may elect to make these investments in the future without a vote of shareholders.

Acquisition Selection

As stated above, the Company’s management will have broad discretion in identifying and selecting prospective target acquisitions, and acquisitions are not likely to be submitted to shareholders for their consideration, and approval or rejection.  The Company has not established any other specific attributes or criteria (financial or otherwise) for prospective target acquisitions.  In evaluating a prospective target acquisition, the Company’s management will consider, among other factors, the following:

*	Management’s understanding of conditions of the particular market;
*	Management’s assessment of the attractiveness of the timing of the acquisition;
*	Management’s assessment of the financial attractiveness of a particular target relative to other available targets, and its potential for upside appreciation and return on investment;
*	Capital requirements and management’s assessment of the ability to finance a particular target;
*	Macro-economic trends;
*	Environmental risks;
*	Physical condition of the target;
*	Management’s assessment of the ability to redevelop, improve and manage a particular target;
*	Occupancy in the target vs. market;
*	Tenant profile; and
*	Lease rollover.

The Company’s policy will be to acquire assets primarily for possible capital gain.  The Company will not limit the amount or percentage of assets that will be invested in any specific property, and it will place no limits on the number or amount of mortgages that may be placed on any one piece of property.

These criteria are not intended to be exhaustive, and the Company’s Board of Directors may change them without a vote of shareholders. Any evaluation relating to the merits of a particular acquisition will be based, to the extent relevant, on the above factors as well as other considerations believed relevant by the Company’s management in effecting an acquisition consistent with the Company’s business objective. In evaluating a prospective target acquisition, the Company will conduct an extensive due diligence review which will encompass, among other things, physical inspection of the property or assets, a review of all environmental, zoning, permitted use and title issues, and a review of all relevant financial and other information which is made available to the Company. This due diligence review will be conducted either by the Company’s management or by unaffiliated third parties the Company may engage, although the Company has no current intention to engage any such third parties.

The time and costs required to select and evaluate a target acquisition and to structure and complete the acquisition cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective target acquisition that is not ultimately completed will result in a loss to the Company and reduce the amount of capital available to otherwise complete other acquisitions.

The Company expects to finance any future acquisition with a combination of a cash down payment and seller or third party financing, although the Company may in limited circumstances be able to satisfy a portion of the purchase price for a property with the Company’s equity securities.  To fund future down payments, the Company will need to procure cash from a future private equity offering.  See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."  The Company has no assurance that it will be able to complete successfully such a private equity offering or obtain the additionally required seller or third party financing.

The Company has not yet hired any third party property management firms, but it may do so in the future.  Any such arrangement would be made upon commercially reasonable terms.  Nevertheless, the Company itself may manage all or some of its future properties.

To the extent the Company acquires financially poor assets or properties, the Company may be affected by numerous risks inherent in the business and operations of such properties or assets.  Although the Company’s management will endeavor to evaluate the risks inherent in a particular property acquisition, the Company cannot assure anyone that the Company will properly ascertain or assess all significant risk factors.

Policies with Respect to Certain Activities

The following is a discussion of certain of the Company’s investment, financing and other policies.  These policies have been determined by the Company’s Board of Directors and, in general, may be amended or revised from time to time by the Company’s Board of Directors without a vote of the Company’s stockholders.

Issuance of senior securities

To the extent that the Company’s Board of Directors determines to obtain additional capital, it may issue debt or equity securities, including senior securities.   Existing shareholders will have no preemptive rights to common or preferred stock issued in any securities offering by the Company, and any such offering might cause a dilution of a stockholder’s investment in the Company.  Additional possible effects of such an offering are described in the risk factor captioned “Our failure to obtain needed additional capital in the future may result in our inability to finance future acquisitions and fund our working capital requirements.”

Borrowing of money

The Company may use a number of different sources to finance the Company’s acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by the Company’s assets), property-level mortgage debt, common or preferred equity issuances or any combination of these sources, to the extent available to the Company, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities.  Any debt that the Company incurs may be recourse or non-recourse and may be secured or unsecured. The Company also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to the Company.  The Company may use the proceeds of the Company’s borrowings to acquire assets, to refinance existing debt or for general corporate purposes.

Although the Company is not required to maintain any particular leverage ratio, the Company intends, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes.  The Company expects to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates.  The Company’s certificate of formation and bylaws do not limit the amount of debt that the Company may incur. The Company’s Board of Directors has not adopted a policy limiting the total amount of debt that the Company may incur.

The Company’s Board of Directors will consider a number of factors in evaluating the amount of debt that the Company may incur. If the Company adopts a debt policy, its Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of the Company’s properties, general conditions in the market for debt and equity securities, fluctuations in the market price of the Company’s common stock, growth and acquisition opportunities and other factors.  The Company’s decision to use leverage in the future to finance its assets will be at the Company’s discretion and will not be subject to the approval of the Company’s stockholders, and the Company is not restricted by the Company’s governing documents or otherwise in the amount of leverage that the Company may use.

Since its inception, the Company has acquired one property interest involving seller financing.  See " Item 2. Properties" below.

Purchase and sale (or turnover) of investments

The Company does not currently intend to dispose of any of the Company’s properties in the near future, although the Company reserves the right to do so if, based upon management’s periodic review of the Company’s portfolio, the Company’s Board of Directors determines that such action would be in the Company’s best interest.

Offering of securities in exchange for property.

Although the Company has no current plans to do so, the Company may in the future issue shares of common stock or units in connection with acquisitions of property.  For issuances of shares in connection with acquisitions, the Company’s Board of Directors will determine the timing and size of the issuances.  The Company’s Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to the Company’s then existing shareholders in connection with any such issuance. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.  Since its inception, the Company has acquired one property interest in exchange for the issuance of the Company’s securities.  See " Item 2. Properties" below.

Shareholder reports

The Company does not intend to make annual or other reports to security holders except as required by the proxy rules of the U.S. Securities and Exchange Commission (the “Commission”).    The annual reports required by these rules will contain financial statements certified by independent public accountants.  Inquiring persons will be directed to the Commission’s web site for a review of all of the Company’s filings.

Activities in which the Company does not expect to participate

The Company does not intend to make loans to other persons, invest in the securities of other issuers for the purpose of exercising control, underwrite securities of other issuers, and repurchase or otherwise reacquire its shares or other securities.  Moreover, the Company has not engaged in any of the preceding activities since its inception

Policies applicable to directors and officers

The Company’s certificate of formation and bylaws do not restrict any of the Company’s directors, officers, stockholders or affiliates from having a pecuniary interest in an investment to be acquired or disposed of or transaction in which the Company has an interest, or from conducting, for their own account, business activities of the type the Company conducts.  Since its inception, the Company has acquired one property interest from the Company’s sole officer and director.  See " Item 2. Properties"

below.  However, the Company does not presently intend to engage in a similar transaction in the future, although this intention could change.  In the case of unlikely future transaction involving a related party, the Company’s Board of Directors will review the relevant facts and circumstances (including whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party) before approving such transaction.  However, the Company cannot assure anyone that this policy will always be successful in protecting fully the interests of all shareholders.

Regulations

Environmental Regulations

Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions that directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect the Company specifically, and the real estate industry in general. Failure by the Company to uncover and adequately protect against environmental issues in connection with a target acquisition may subject the Company to liability as buyer of such property or asset. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. The Company may be held liable for such costs as a subsequent owner of such property. Liability can be imposed even if the original actions were legal and the Company had no knowledge of, or was not responsible for, the presence of the hazardous or toxic substances. Further, the Company may also be held responsible for the entire payment of the liability if the Company is subject to joint and several liability and the other responsible parties are unable to pay.  The Company may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner that could adversely affect the Company.

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”), when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against the Company for personal injury associated with ACMs. There may be ACMs at certain of the properties the Company acquires.

Americans with Disabilities Act

Certain properties the Company acquires may be required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and  “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties will be obligated by law to comply with the ADA provisions, and under the Company’s leases will typically be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of such tenants to cover costs could be adversely affected and the Company could be required to expend its own funds to comply with the provisions of the ADA, which could adversely affect the Company’s results of operations and financial condition and its ability to make distributions to shareholders. In addition, the Company will be required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the Company’s properties. The Company may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on the Company.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law on April 5, 2012.  Under this law, the Company is an "emerging growth company."  This status entails significant advantages, which are discussed below.  To be an "emerging growth company," a company must have:

*	Less than $1 billion in annual revenue
*	Gone public after December 8, 2011
*	Issued no more than $1 billion in debt
*	Floated no more than $700 million in stock

Companies meeting these requirements have the following significant advantages:

*	They must report only two years of audited financial statements when they file to go public
*	They can submit a draft registration statement to the SEC for confidential review, which will not be publicly filed until at least 21 days before the road show for the offering.
*	They can "test the waters" by communicating with qualified investors to determine whether such investors might have an interest in a contemplated securities offering.
*	Underwriters of their initial public offering may be able to issue research reports on the stocks ahead of the offerings
*	They need not comply with any new or revised financial accounting standards until such date such standards are also applicable to private companies.
*	For up to five years, they will be exempt from certain disclosures dealing with executive compensation.
*	They will not be required to have an auditor attest to their internal financial controls over financial reporting
*
They are exempt from future rules of the Public Company Accounting Oversight Board (which oversee the audits of public companies) mandating auditor rotation or making modifications to the auditor report

*	They do not have to give shareholders a vote on executive compensation, or a so-called “Say-on-Pay Vote.”

An emerging growth company will lose its status as such on the earliest of the following:

*	The last day of the fiscal year in which the company had $1 billion or more in annual gross revenues
*	The last day of the fiscal year following the fifth anniversary of the company's initial public offering
*	The date on which the company has, during the previous three-year period, issued more than $1 billion in non-convertible debt
*	The date on which the company is deemed a "large accelerated filer.”

Certain Federal Income Tax Consequences of Share Ownership

The following is a general discussion of certain of the U.S. federal income tax consequences of holding and disposing of the Company’s common stock by U.S. Holders and Non-U.S. Holders (each as defined below). This discussion is based on the Internal Revenue Code of 1986, as amended, or the Code, applicable Treasury regulations, administrative interpretations and court decisions all as in effect as of the date hereof, and all of which may change, possibly with retroactive effect. No ruling has been or will be sought from the Internal Revenue Service, or the IRS, as to the matters addressed herein, and the following summary is not binding on the IRS or the courts. As a result, the IRS could adopt a contrary position, and a court could sustain such a contrary position.

For purposes of this discussion, a “U.S. Holder” is a beneficial owner of the Company's common stock that is:

*	A citizen or individual resident of the United States;
*	A corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
*	An estate the income of which is subject to U.S. federal income tax regardless of its source; or
*
A trust if either (i) the trust is subject to the primary supervision of a court within the United States and one or more U.S. persons as described in Section 7701(a)(30) of the Code have the authority to control all substantial decisions of the trust or (ii) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A “Non-U.S. Holder” is a beneficial owner of the Company's common stock that is not a U.S. Holder.

This discussion does not address all of the tax consequences that may be relevant to specific Holders in light of their particular circumstances or the U.S. federal income tax considerations applicable to Holders subject to special treatment under U.S. federal income tax law, including, for example, brokers or dealers in securities, financial institutions, mutual funds, insurance companies, tax-exempt entities, Holders who hold the Company's common stock as part of a hedge, appreciated financial position, straddle, or other risk reduction strategy, Holders who acquired their common stock other than for cash, Holders which are treated as partnerships or other pass-through entities for U.S. federal income tax purposes or investors in such entities and Holders liable for the alternative minimum tax. Furthermore, this discussion only addresses Holders who purchase the Company's common stock in this distribution and hold such common stock as capital assets within the meaning of Section 1221 of the Code. No information is provided herein with respect to the tax consequences of the holding or disposing of the Company's common stock under applicable state, local or foreign laws or any estate or gift tax consequences. Prospective Holders are urged to consult their own tax advisors regarding the U.S. federal tax consequences of owning and disposing of the Company's common stock, as well as the applicability and effect of any state, local or foreign tax laws.

If an entity treated as a partnership for U.S. federal income tax purposes holds the Company's common stock, the tax treatment of a partner or member in such entity will generally depend upon the status of the partner or member and the activities of the entity. If you are a partner or member of such an entity that holds the Company's common stock, you should consult your own tax advisor.

U.S. Holders

Distributions

Generally, a distribution by the Company with respect to the Company's common stock will be treated as a taxable dividend to the extent of the Company's current and accumulated earnings and profits (as determined under U.S. federal income tax principles). To the extent that the amount of a distribution exceeds the Company's current and accumulated earnings and profits, the excess will constitute a tax-free return of capital to the extent of a Holder’s tax basis in the common stock, and thereafter as gain from the sale or exchange of such common stock, the taxation of which is described under the heading “Sales, Exchanges or Other Taxable Dispositions.” Certain Holders (including individuals) may qualify for preferential U.S. federal income tax rates in respect of dividend income. Holders that are corporations may be eligible for a dividend-received deduction in respect of a dividend distribution.

Sales, Exchanges or Other Taxable Dispositions

Upon the sale, exchange or other taxable disposition of the Company's common stock, a Holder generally will recognize gain or loss equal to the difference between (i) the amount of cash and the fair market value of any property received upon the sale, exchange or other taxable disposition, and (ii) such Holder's adjusted tax basis in the common stock. Such gain or loss generally will be capital gain or loss, and will be long-term capital gain or loss if the Holder's holding period is more than one year at the time of sale or disposition. Certain Holders (including individuals) can qualify for preferential U.S. federal income tax rates in respect of long-term capital gains. The deductibility of capital losses is subject to certain limitations.

Non-U.S. Holders

Distributions

Dividends paid by the Company to a Non-U.S. Holder will be subject to U.S. federal withholding tax at a 30% rate, unless (i) an applicable income tax treaty reduces or eliminates such tax, and a Non-U.S. Holder provides the Company with an IRS Form W-8BEN (or successor form) certifying its entitlement to the benefit of such treaty, or (ii) the dividends are effectively connected with a Non-U.S. Holder's conduct of a trade or business in the United States and the Non-U.S. Holder provides the Company with an IRS Form W-8ECI (or successor form). In the latter case, a Non-U.S. Holder generally will be subject to U.S. federal income tax with respect to such dividends in the same manner as a U.S. person, unless otherwise provided in an applicable income tax treaty. Additionally, a Non-U.S. Holder that is a corporation may be subject to a branch profits tax on its after-tax effectively connected dividend income at a rate of 30% (or at a reduced rate under an applicable income tax treaty). If a Non-U.S. Holder is eligible for a reduced rate of U.S. federal withholding tax pursuant to an income tax treaty, such Non-U.S. Holder may obtain a refund of any excess amount withheld by filing an appropriate claim for refund with the IRS.

To the extent that the amount of a distribution exceeds the Company's current and accumulated earnings and profits, the excess will constitute a tax-free return of capital to the extent of a Holder's tax basis in the common stock, and thereafter as gain from the sale or exchange of such common stock, the taxation of which is described under the heading ‘Sales, Exchanges or Other Taxable Dispositions.”

Sales, Exchange or Other Taxable Dispositions

Generally, a Non-U.S. holder will not be subject to U.S. federal income tax on a gain realized upon the sale, exchange or other disposition of the Company's common stock unless (i) such Non-U.S. Holder is an individual present in the United States for 183 days or more in the taxable year of the sale, exchange or other disposition and certain other conditions are met, (ii) the gain is effectively connected with such Non-U.S. Holder's conduct of a trade or business in the United States and, where a tax treaty so provides, the gain is attributable to a U.S. permanent establishment of such Non-U.S. Holder, or (iii) the Company is or has been a “U.S. real property holding corporation” for U.S. federal income tax purposes at any time during the shorter of the five-year period ending on the date of disposition or the period that the Non-U.S. Holder held the Company's common stock and either (a) the Company's common stock has ceased to be traded on an

“established securities market” prior to the beginning of the calendar year in which the sale, exchange or other disposition occurs, or (b) the Non-U.S. Holder owns (actually or constructively) more than five percent of the Company's common stock (the “Five Percent Exception”).   It is possible that the Company could become a “U.S. real property holding corporation”, in which case gains from a disposition of the Company's common stock (including from a distribution in excess of the Company's current and accumulated earnings and profits and in excess of a Non-U.S. Holder's tax basis in its common stock) will be subject to tax under the Foreign Investment in Real Property Tax Act, or FIRPTA, unless the Non-U.S. Holder met the Five Percent Exception. If the gain on the disposition of common stock were to be subject to tax under FIRPTA, such Non-U.S. Holder would be required to file a U.S. federal income tax return and would be subject to U.S. federal income tax in the same manner as a U.S person with respect to the gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In that case, withholding tax at a rate of 10.0% of the proceeds of the sale could apply, which withholding tax would be creditable against such Non-U.S. Holder's U.S. federal income tax liability.

Recent Developments

Legislation was recently enacted that will materially change the requirements for obtaining an exemption from U.S. withholding tax and impose withholding taxes on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities after December 31, 2012. In general, and depending on the specific facts and circumstances, the failure to comply with certain certification, information reporting and other specified requirements will result in a 30% withholding tax being imposed on “withholdable payments” to such institutions and entities, including payments of dividends and proceeds from the sale of the Company's common stock. Prospective investors should consult their tax advisors regarding this legislation and the potential implications of this legislation on their investment in the Company's common stock.

Newly enacted legislation may require certain U.S. Holders that are individuals, estates or trusts to pay an additional 3.8% tax on dividends received on, and on capital gains realized on a sale or other disposition of, the Company's common stock, for years beginning after December 31, 2012. U.S. Holders should consult their own tax advisors regarding the effect, if any, of this legislation on them.

Backup Withholding and Information Reporting

Information returns will be filed with the IRS in connection with dividend payments on the Company's common stock and the proceeds from a sale or other disposition of the common stock. A Holder will be subject to U.S. backup withholding tax on these payments if the Holder fails to provide its taxpayer identification number to the paying agent and to comply with certain certification procedures or otherwise to establish an exemption from backup withholding. The amount of any backup withholding from a payment to a Holder will be allowed as a credit against the Holder's U.S. federal income tax liability and may entitle the Holder to a refund, provided that the required information is timely furnished to the IRS, and other applicable requirements are satisfied.

Employees

The Company currently has no employees, and the Company expects that it will not have any employees until its business expands appreciably.  Richard J. Church, the Company’s sole director and officer, is currently the only person providing labor services on behalf of the Company.  Mr. Church is not obligated to devote any specific number of hours to the Company’s business, and he intends to devote only as much time to the Company’s business as he believes necessary.  See the risk factors “Item 1A. Risk Factors - RISKS RELATED TO THE MANAGEMENT OF OUR BUSINESS.”

Properties and Facilities

The only significant property that the Company owns at this time is the Company’s interest in Ananda Investments, LLC, the Texas limited liability company, which owns a 5,793 sq. ft. building situated in the Montrose district near and west of downtown Houston, Texas.  See " Item 2. Properties" below.  For now and for the foreseeable future, Richard J. Church, the Company’s sole director and officer, is making available gratuitously a small amount of office space for the Company’s corporate offices.  If the Company’s business expands appreciably, the Company will probably procure its own office space or will commence paying some reasonable fee to Mr. Church for providing office space.

Legal Proceedings

Since the date of its organization through the date of this Annual Report, the Company has not been involved in any legal proceedings.  There can be no assurance, however, that the Company will not in the future be involved in litigation incidental to the conduct of its business.

Item 1A. Risk Factors.

An investment in shares of our common stock is highly speculative and involves a high degree of risk. You should carefully consider all of the risks discussed below, as well as the other information contained in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS

Our extremely limited history makes an evaluation of our future extremely difficult, and profits are not assured.  At this stage of our business operations, even with our good faith efforts, potential investors have a possibility of losing their investment.

Our company was organized in August 2009 for the purposes of engaging in the real estate business.  We currently have only one meaningful asset, and we have had no meaningful operating history upon which to base an evaluation of us and our business and prospects.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  For our business plan to succeed, we must successfully undertake most of the following activities:

*	Raise a sufficient amount of funds
*	Identify and complete suitable acquisitions
*	Enter into favorable agreements with third parties regarding a variety of matters
*	Implement and successfully execute our business and marketing strategy
*	Respond to competitive developments
*	Attract, retain and motivate qualified personnel

There can be no assurance that we will be successful in undertaking such activities.  Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations.  In addition, we could incur operating losses for the foreseeable future.  There can be no assurance that we will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.  Moreover, our business may fail for a variety of reasons, such as changes in market conditions, competition, the general economy, and the like.  The shares being distributed pursuant hereto should be regarded as speculative investments.  There is no assurance that investors will obtain any return on their investment, and investors will be subject to a risk of losing their entire investment.

Our failure to obtain needed additional capital in the future may result in our inability to finance future acquisitions and fund our working capital requirements.

We need to procure additional financing to finance future acquisitions and our current operations.  If additional financing were not available on acceptable terms, we would be prevented from acquiring additional properties or continuing our business.  In such event, our business and financial condition could be materially adversely affected.  Moreover, any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility.  If we obtain funds through the issuance of equity securities, the following results will or may occur:

*	The percentage ownership of our existing shareholders will be reduced
*	Our shareholders may experience additional dilution in net book value per unit
*	The new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

In addition, if required operating capital is not available on acceptable terms, we could be forced to dispose of certain of our assets or curtail our operations substantially or completely, which could result in a substantial reduction or elimination of the value of our then-outstanding equity.  Our future liquidity will depend upon numerous factors, including the success of our business efforts and our capital raising activities.

Our auditor's "going concern" qualification, which questions our ability to continue as a going concern, could impair our ability to raise needed capital.

Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements regarding our ability to continue as a going concern. Key to this determination is our accumulated losses and lack of revenues.  We plan on trying to raise additional equity capital and (subject thereto) to acquire additional properties that would help make us profitable.   The auditor's "going concern" qualification might impede our ability to raise funds. Our ability to continue as a going concern depends upon our ability to attain a satisfactory level of profitability, and obtain suitable and adequate financing.  There can be no assurance that we will be successful in achieving these objectives, or continuing our business without either a temporary interruption or a permanent cessation.

           Our failure to manage effectively any significant growth that we may experience could harm our operational results.

We believe that, given the right business opportunities (including the availability of needed capital), we may expand our operations rapidly and significantly.  If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources.  To manage any significant growth of our operations, we will be required to undertake the following successfully:

*	Manage relationships with various strategic partners and other third parties;
*	Hire and retain skilled personnel necessary to support our business;
*	Train and manage a growing employee base; and
*	Continually develop our financial and information management systems.

                 If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed.  For example, we could be overwhelmed by an extended number of properties such that we are unable to manage them effectively and to perceive adverse trends.  Thus, under such circumstance we could be acquiring properties at a time when we should be liquidating them.  The adverse effects of occurrence would be compounded by any use by us of debt to acquire our properties.  Our inability to manage growth effectively could materially adversely affect our business, results of operations and financial condition.

We could be harmed by the failure of third party suppliers upon whom we expect to depend to perform in accordance with our expectations and needs.

                Our operations will depend on a number of third parties, such as real estate brokers and management companies.  We will have limited control over these third parties. We will probably not have many long-term agreements with many of them.  Our inability to maintain satisfactory relationships with such third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of products and services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

We have made an election under a recently enacted law, and this election allows us to delay the adoption of new or revised accounting standards.

The Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law on April 5, 2012.  As permitted under Section 102(b)(1) of this Act, we have elected to use the extended transition period for complying with new or revised accounting standards.  This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates.

RISKS RELATED TO OUR INDUSTRY

Real property investments involve certain general risks not within our control.

All real property investments are subject to considerable risks, many of which are beyond our control.  These risks (many of which are discussed in further detail herein) include:

*	Adverse changes in international, national, regional or local economic, demographic and market conditions;
*	Adverse changes in financial conditions of buyers, sellers and tenants of properties;
*	Competition from other real estate investors with significant capital;
*	Reductions in the level of demand for commercial space, and changes in the relative popularity of properties;
*	Fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;
*	Unanticipated increases in operating expenses, including, without limitation, insurance costs, labor costs, energy prices and costs of compliance with laws, regulations and governmental policies;
*
Changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies, and changes in the related costs of compliance with laws, regulations and governmental policies; and

*
Civil unrest, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

Our business and financial condition could be materially adversely affected by any adverse change or development in one or more of the risks listed above.

Our inability to identify suitable acquisitions, and even the acquisitions themselves, may harm our financial results.

We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or consummating acquisitions or investments on satisfactory terms.  Failures in identifying or consummating acquisitions would impair the pursuit of our business plan.  Shareholders ultimately may not like the location, lease terms or other relevant economic and financial data of any real properties, other assets or other companies that we may acquire in the future.  Moreover, our acquisition strategy could involve significant risks that could inhibit our growth and negatively impact our operating results, including the following: increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent or undisclosed liabilities associated with acquisitions; failure of acquired businesses to achieve expected results; and difficulties entering markets in which we have no or limited experience.

The consideration paid for our target acquisition may exceed fair market value, which may harm our financial condition and operating results.

The consideration that we pay will be based upon numerous factors, and the target acquisition may be purchased in a negotiated transaction rather than through a competitive bidding process. We cannot assure anyone that the purchase price that we pay for a target acquisition or its appraised value will be a fair price, that we will be able to generate an acceptable return on such target acquisition, or that the location, lease terms or other relevant economic and financial data of any properties that we acquire will meet acceptable risk profiles. We may also be unable to lease vacant space or renegotiate existing leases at market rates, which would adversely affect our returns on a target acquisition. As a result, our investments in our target acquisition may fail to perform in accordance with our expectations, which may substantially harm our operating results and financial condition.

The failure of our properties to generate positive cash flow or to appreciate in value would most likely preclude our shareholders from realizing a return on their share ownership.

There is no assurance that our real estate investments will appreciate in value or will ever be sold at a profit. The marketability and value of the properties will depend upon many factors beyond the control of our management.  There is no assurance that there will be a ready market for the properties, since investments in real property are generally non-liquid.  The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.  We cannot predict whether we will be able to sell any property for the price or on the terms set by it, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.  Moreover, we may be required to expend funds to correct defects or to make improvements before a property can be sold.   We cannot assure any person that we will have funds available to correct those defects or to make those improvements.  In acquiring a property, we may agree to lockout provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property.  These lockout provisions would restrict our ability to sell a property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and operating results.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.  We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy.

Intense competition for the acquisition of real estate properties could preclude us from completing otherwise attractive acquisitions or could cause us to pay higher prices that harm our financial results.

We compete with many other entities engaged in real estate investment activities for acquisitions of desirable properties.  These competitors may drive up the price we must pay for real estate properties, other assets or other companies that we seek to acquire or may succeed in acquiring those companies or assets themselves.  In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy.  In particular, real estate investment trusts (“REITs”) may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase.  This will result in increased demand for these assets and therefore increased prices paid for them.  If we pay higher prices for properties, our profitability will be reduced, and shareholders may experience a lower return on their investment.  Moreover, prices could become so lofty that we are unable to pay them (or we decide not to run the risks associated with these prices) such that we are effectively precluded from pursuing our business plan in a meaningful manner.

Rising operating expenses and decreases in rents at our properties could reduce our cash flow and funds available for future dividends.

Our properties will likely be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. If our competitors offer space at rental rates below market rates, or below the rental rates we charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we charge in order to retain tenants when our tenants’ leases expire.  Our properties could also be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.  Such rise in operating expenses and loss of rents could reduce our cash flows and funds available for future dividends.

Failure of our tenants to pay rent could seriously harm our operating results and financial condition.

We may rely on rental payments from tenants of a target acquisition as a source of cash. At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy, insolvency, or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to our company. A default by a large tenant on one of these properties could have a material adverse effect on our operating results and financial condition.  In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property and prevents us from leasing that property by continuing to pay base rent for the balance of the term, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure anyone that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant was found, we would be able to enter into a new lease on favorable terms.

The bankruptcy or insolvency of our tenants under their leases could seriously harm our operating results and financial condition.

Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or its property. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If the tenant assumes a lease in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a tenant rejects a lease in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our operating results and financial condition.

If we are unable to promptly re-let or renew leases as they expire, our cash flow and ability to service our indebtedness, if any, may be adversely affected.

We are subject to the risks that upon expiration of leases for space located in our buildings (a) such leases may not be renewed, (b) such space may not be re-let or (c) the terms of renewal or re-letting, taking into account the cost of required renovations, may be less favorable than the current lease terms. If we are unable to promptly re-let, or renew the leases for, a substantial portion of the space located in our buildings, or if the rental rates upon such renewal or re-letting are significantly lower than expected rental rates, or if our reserves for these purposes prove inadequate, our cash flow and ability to service our indebtedness, if any, may be adversely affected.

Increases in our property taxes could adversely affect our cash flow and financial condition.

Each of our properties will be subject to real and personal property taxes. These taxes on our properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities.  Many states and localities are considering increases in their income and/or property tax rates (or increases in the assessments of real estate) to cover revenue shortfalls. If property taxes increase, it may adversely affect our cash flow and financial condition.

Inflation could cause our expenses to rise to levels that harm our operating results.

We may experience increases in our expenses, including debt service, as a result of inflation and increase in interest rates. Our exposure to inflationary cost increases in property level expenses may be reduced by escalation clauses that are included in our leases.  However, market conditions may prevent us from escalating rents.  Inflationary pressure may increase operating expenses, including labor and energy costs and, indirectly, real estate taxes, above expected levels at a time when it may not be possible for us to increase lease rates to offset these higher operating expenses. In addition, inflation can have secondary effects upon occupancy rates by decreasing the demand for office space in many of the markets in which we operate.

The foreclosure of any one or more of our properties could result in a significant loss to us.

If, after our purchase of any real estate property is concluded, we cannot meet the periodic payments required by our outside financing, we might be required to sell or refinance the property to meet our obligations.  If refinancing is not obtained or a sale is not consummated, we could default in our obligations. The remedy of the outside financier would be, among other things, to institute foreclosure proceedings against the related property, which could result in the partial or total loss of any equity in such property. The loss of any of our properties by foreclosure would probably have a materially adverse effect on our asset base and on our financial performance as our equity in the property would have to be written off.

Uninsured losses could harm our operating results.

We expect that our tenants or we will purchase comprehensive insurance, including liability and extended coverage, with respect to our properties with limits customary for such properties.  However, certain types of losses may be either uninsurable or not economically insurable.  Such excluded risks generally include war, earthquakes, floods and punitive damages.  Should a loss occur (whether insured or uninsured), we might suffer a loss of invested capital and any profits that might be anticipated from our real estate investment and might also be unable to meet our obligations.  For example, even if insured, we would have to pay insurance deductibles, and the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property.  Moreover, in the event of an underinsured loss with respect to a property relating to a title defect, the insurance proceeds we receive might not be adequate to restore our economic position with respect to such property.

Environmental regulation and issues, certain of which we may have no control over, may adversely impact our business.

Federal, state and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions that directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect us specifically, and the real estate industry in general. Failure by us to uncover and adequately protect against environmental issues in connection with a target acquisition may subject us to liability as buyer of such property or asset. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may be held liable for such costs as a subsequent owner of such property. Liability can be imposed even if the original actions were legal and we had no knowledge of, or were not responsible for, the presence of the hazardous or toxic substances. Further, we may also be held responsible for the entire payment of the liability if we are subject to joint and several liability and the other responsible parties are unable to pay. We may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner that could adversely affect us.

Our future properties could contain asbestos that could lead to liability for adverse health effects and costs of remediating asbestos.

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials (or “ACMs”), when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against us for personal injury associated with ACMs.  We may be required to make substantial capital expenditures if properties we acquire contain ACMs, and these expenditures could materially adversely affect us and our operating results and financial condition.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unexpected expenditures that materially adversely affect us.

Certain properties we acquire may be required to comply with the Americans with Disabilities Act of 1990, or the “ADA.” The ADA has separate compliance requirements for “public accommodations” and  “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties will be obligated by law to comply with the ADA provisions, and under our net leases will typically be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of such tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we will be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could materially adversely affect us and our operating results and financial condition.

Investors will not receive the benefit of the regulations provided to real estate investment trusts or investment companies.

We are not a real estate investment trust and enjoy a broader range of permissible activities. We are also not, and we intend to operate in such manner as not to be, classified as an "investment company" within the meaning of the Investment Company Act of 1940.  The management and the investment practices and policies of ours are not supervised or regulated by any Federal or state authority.  As a result, investors will be exposed to certain risks that would not be present if we were subjected to a more restrictive regulatory situation.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted

If we are ever deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions including:

*	Restrictions on the nature of our investments; and
*	Restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

*	Registration as an investment company;
*	Adoption of a specific form of corporate structure; and
*	Reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

RISKS RELATED TO THE MANAGEMENT OF OUR BUSINESS

We highly depend on Richard J. Church. The loss of Mr. Church's services would probably harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of Richard J. Church, our sole director and officer.  Mr. Church has not entered into an employment agreement or a non-compete agreement with us.   As a result, he may discontinue providing his services to us at any time and for any reason, and even thereafter might be able to commence competition with us.  We currently maintain no key person insurance on Mr. Church's life.   If we were to lose the services of Mr. Church, our ability to execute our business plan could be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for him.

Because management owns a large percentage of our outstanding stock, and cumulative voting and preemptive rights are denied to shareholders, shareholders’ ability to influence our direction will be limited.

Richard J. Church, our sole director and officer, owns approximately 95% of our outstanding common stock.  Cumulative voting in the election of Directors is denied as permitted by law.  Accordingly, the holder or holders of a majority of the outstanding shares of common stock (i.e. Mr. Church) may elect all of our Board of Directors.  Our management will exclusively make nearly all decisions with respect to the management of our business.  Investors will have little right or power to take part in the management of our business.  Although an investor is entitled to vote on certain matters, a person should not purchase any shares of common stock unless he is willing to entrust all aspects of the management of our business to our current management.  There are no preemptive rights in connection with our common stock.  Thus, the percentage ownership of existing shareholders may be diluted if we issue additional shares in the future.  In all, investors will have little (if any) ability to change the direction of our company if they believe such direction to be misguided, and we will suffer the consequence of any such misguided direction.

The inability of our management to manage our current and future operations could harm these operations and our financial results.

There can be no assurance that the current level of management will remain sufficient to perform all responsibilities necessary or beneficial for management to perform.  Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits.  There is no assurance that (if we need to) we will be successful in attracting highly qualified individuals in key management positions.  The inability to attract such individuals will be particularly felt if we experience rapid growth, in which case we will be exposed to the risks described in the risk factor captioned “Our failure to manage effectively any significant growth that we may experience could harm our operational results” above.

Our sole officer and director will allocate some portion of his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to our affairs as well as other matters.

Richard J. Church, our current sole executive officer and director, is not required to commit his full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  Mr. Church is not obligated to devote any specific number of hours to our affairs.  If Mr. Church’s other activities require him to devote more substantial amounts of time to them, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to pursue our business plan.  Additionally, Mr. Church and future company officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties.  Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure anyone that these conflicts will be resolved in our favor.

Limitations on claims against our officers and directors, and our obligation to indemnify them, could prevent our recovery for losses caused by them.

The corporation law of Texas allows a Texas corporation to eliminate or limit the liability of its directors to the corporation and its shareholders except whenever the director has:

(1)	Breached his or her duty of loyalty, if any, to the organization or its owners or members;
(2)	Committed an act or omission not in good faith that: (A) constitutes a breach of duty of the person to the organization; or (B) involves intentional misconduct or a knowing violation of law;
(3)	Been involved in a transaction from which the person received an improper benefit, regardless of whether the benefit resulted from an action taken within the scope of the person's duties; or
(4)	Committed an act or omission for which the liability of a governing person is expressly provided by an applicable statute.

Our Certificate of Formation has eliminated our directors' and officers’ personal liability to the maximum extent permitted by law.  The corporation law of Texas allows a Texas corporation to indemnify each director, officer, agent and/or employee to the extent that certain standards are met, and our Certificate of Formation provides that each director is indemnified to the maximum extent permitted by law.  Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against.  Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons.  Further, the U.S. Securities and Exchange Commission (the “Commission”) maintains that indemnification for liabilities arising under the Securities Act of 1933 (the “Securities Act”) is against the public policy expressed in the Securities Act, and is therefore unenforceable pursuant to Section 14 of the Securities Act.

Our acquisition of our sole current property interest from the person who owns a controlling interest in our company that was not at arms-length may have caused us to complete this acquisition on terms less favorable than if it had been completed at arms-length.

We acquired our sole current property interest from Richard J. Church, our sole director and officer for 934,500 shares of our common stock and a promissory note in the amount of $190,000.  Mr. Church originally acquired this interest in 2004 for approximately $106,000.  Based on substantive back-up procured shortly prior to these transactions, Mr. Church believes that such transactions were commercially reasonable.  However, there can be no assurance that the terms and conditions of the interest acquisition are as favorable to us as those that could have been obtained in true arms-length negotiations.  Moreover, because Mr. Church is the sole member of management for us and for Akashic, there can be no assurance that we would enforce a claim against Mr. Church arising out of any problem related to the acquisition.  Overall, the risks that we assumed in connection with this related party transaction include the possibilities that we paid too much for the property, that insufficient due diligence was conducted on the property, that the documentation governing the transaction does not adequately protect us, and that we might not enforce any rights and claims that we have or may have against Mr. Church relating to the transaction.

RISKS RELATED TO OUR SHARES

There has not been any prior trading market for our shares, and a trading market for our shares may not develop.

No established public market for the trading of shares of our common stock now exists.  Subject to the sponsorship of a market maker, shares of our common stock will be traded in an over-the-counter market, such as the OTCQB or the OTC Electronic Bulletin Board.  There can be no assurance as to the prices at which the shares of our common stock will trade. Until an orderly market develops for our common stock and even thereafter, the prices of our common stock may fluctuate significantly.  Prices for shares of our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the markets for shares of common stock, investor perception of the Company and the industry in which the Company participates, and general economic and market conditions.

The issuance of shares of our capital stock to complete property acquisitions would reduce the equity interest of our shareholders.

Our certificate of formation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share.  We have over 498,000,000 authorized but un-issued shares of our common stock available for issuance and all of the 10,000,000 shares of preferred stock available for issuance.  Although we have no commitment as of the date hereof, we could in the future issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete one or more property acquisitions.  The issuance of additional shares of our common stock or any number of shares of our preferred stock:

*	May significantly reduce the equity interest of existing shareholders;
*	May subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock; and
*	May adversely affect prevailing market prices for our common stock.

Potential registered sales of our shares may have an adverse impact on the trading price of our common stock.

Presently, 1,869,000 shares of common stock are issued and outstanding, all of which are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Act").  Approximately 930,493 of these shares of common stock have been registered with the Commission, and can now be sold pursuant to an effective and current prospectus.  A trading market for our shares of common stock does not now exist.  However, once such a market exists, holders of our common stock may decide that they do not want to continue to hold their shares and may decide to sell them.  The registration of these shares requires them to be publicly sold at a fixed price of $0.12 per share.  This fixed price could materially adversely affect the trading price of our common stock, as prospective purchasers of our common stock could be deterred from purchasing them, if other holders are constrained to sell at a fixed price that could limit the potential rise in share price.  This fixed price might also adversely affect the Company's ability to raise additional equity capital.

The trading price of our common stock may entail additional regulatory requirements, which may negatively affect such trading price.

                We expect that the trading price of our common stock will start below $5.00 per share.  If this occurs, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act of 1934.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock.  As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

                Our authorized preferred stock exposes holders of our common stock to certain risks.

                Our Certificate of Formation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.001 per share.  The authorized but un-issued preferred stock constitutes what is commonly referred to as "blank check" preferred stock.  This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but un-issued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights.  Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise.  Consequently, the preferred stock could entrench our management.  The market price of our common stock could be depressed to some extent by the existence of the preferred stock.  As of the date of this Annual Report, no shares of preferred stock had been issued.

Because our Board of Directors does not intend to pay dividends on our common stock in the foreseeable future, shareholders may have to sell their shares of our common stock to realize a return on their investment in the company.

The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available therefore.  To date, we have paid no dividends.  Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.  Accordingly, a return on an investment in shares of our common stock may be realized only through a sale of such shares, if at all.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Although the Company has considered additional real estate properties, the Company's only asset acquired to date consists of 400 units of limited liability company member interest (the “Units”) in Ananda Investments, LLC, a Texas limited liability company (“Ananda”).  These Units were acquired from Richard J. Church, the Company’s sole director and officer.  For additional information about the acquisition of the Units, see “Item 13 Certain Relationships and Related Transactions, and Director Independence” and the risk factor captioned “Our acquisition of our sole current property interest from the person who owns a controlling interest in our company that was not at arms-length may have caused us to complete this acquisition on terms less favorable than if it had been completed at arms-length.”

The Units represent a 40% interest in Ananda.  Ananda was formed in 2004 to own a particular real estate property.  This property features a three-story building containing 5,793 sq. ft. situated on the southeast corner of 315 Fairview and Morgan, in the Montrose district, near and west of downtown Houston, Texas.  The American Planning Association recently honored Montrose as one of the country's 10 great neighborhoods.  The entire property is leased to Fairview Cowboy Ventures, Inc., a Texas corporation (“Fairview”), until August 31, 2017 at a monthly rental rate of approximately $8,200 (for an effective annual per square foot rental rate of approximately $14.40) for the first year (with modest annual escalations thereafter), and the property has remained fully leased since the summer of 2007.  Fairview has an option to extend the lease for five years at escalating rates.  Fairview operates the 2,076 sq. ft. first floor as a neighborhood bar and subleases the 3,713 sq. ft. second and third floors for a single residence.  Ananda recently completed a renovation of this property, and currently has no intention of significant changes to or improvements of this property at this time.  As a result of its renovation, this property is believed to be in excellent condition.  Moreover, the Company believes that Ananda’s property is adequately insured.  The Company also believes that Ananda will face fairly intense competition for tenants for its property.  However, the Company further believes that Ananda is probably in a fairly good competitive position relative to the Houston metropolitan market, and that Ananda’s property should generally stay fully rented, subject to certain gaps as a new tenant may be sought in the future.

This property is exceptional to Houston and the country in the following ways:

*	It is situated in an historical, eclectic and more pedestrian area,
*	The property was originally built in the 1930’s (with renovations beginning in 2006), and
*	Has an added third floor containing a 20 foot long by 5.5 feet tall butt glass window and an attached 641 ft. wooden outside deck, both providing a spectacular view of downtown.

This property has a federal depreciable tax base of approximately $159,000, and is being depreciated using a straight-line method over 27 and one-half years, resulting in an annual depreciation deduction of approximately $5,780.  Local authorities tax this property at a rate of approximately $2.52 per thousand dollars of appraised value, resulting in annual property taxes of approximately $8,950.

To implement permanent financing, Ananda procured third party financing in the original principal amount of $440,668.  This indebtedness accrues interest at the rate of 6.25% per annum, and is secured by the property.  It is being paid off at a 20-year amortization rate in monthly installments of $3,243.94 with a balloon payment in the approximate amount of $388,306 due and payable in September 2014.

Although the Company carries the Units on its balance sheet at their original cost in accordance with generally accepted accounting principles, substantive back-up obtained in connection with the acquisition of the Units indicates that the Units have a fair market value of approximately $225,000.  The back-up obtained in this connection included a review of eight comparable properties for sale, two land comparables, an income capitalization analysis, and an analysis of cost to rebuild, and consultations with a qualified real estate broker.

Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public market for the trading of shares of our common stock now exists.  Subject to the sponsorship of a market maker, shares of our common stock will be traded in an over-the-counter market, such as the OTCQB or the OTC Electronic Bulletin Board.

As of April 8, 2013, we had 77 common shareholders of record and 1,869,000 common shares outstanding.

We have not paid any cash dividends on the common stock, and we do not intend to pay any dividends for the foreseeable future.

Equity Compensation Plans

We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of December 31, 2012 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.  The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements.   These policies should be reviewed to understand our financial condition and results of operations.

Results of Operations – General

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

Results of Operations – REO Plus, Inc.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Expenses.  During fiscal 2012, the Company had expenses in the amount of $88,645 from professional fees.  These expenses represent an increase of $29,729 from expenses in the amount of $58,916 from professional fees during fiscal 2011.  Nearly all of these professional fees were for accounting, legal and filing fees incurred in connection with the registration statement by which the Company became a public company.  Work on this registration statement intensified during fiscal 2012, as it drew closer to being (and eventually it was) declared effective.

Other Income (Expense).  During fiscal 2012, the Company had equity in income of its unconsolidated affiliate, Ananda Investments, LLC, in the amount of $13,138.  This figure represents a $8,242 increase from the equity in income of such unconsolidated affiliate in the amount of $4,896 during fiscal 2011.  During fiscal 2012, the Company had interest expense in the amount of $19,776.  Of this amount, $13,300 was due to Mr. Church as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.  The Company also accrued $13,300 in interest due to Mr. Church in fiscal 2011 for the same reason.  The remaining $6,476 of the $19,776 interest expense amount was due to Mr. Church and an entity controlled by him as consideration for loans made to the Company for operating expenses, and this amount represents the increase in interest expense from fiscal 2011 to fiscal 2012.

Net loss.  In view of the preceding expenses, the Company had a net loss in the amount of $95,283 during fiscal 2012, or a per-share loss of $0.05, compared to net loss in the amount of $67,320 during fiscal 2011, or a per-share loss of $0.04.

Results of Operations – Ananda Investments, LLC

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Revenues.  During fiscal 2012, Ananda had revenues in the amount of $105,122.  These revenues represent an increase of $20,943 from revenues in the amount of $84,179 during fiscal 2011.  This increase is due to the reimbursement by the related tenant of certain expenses paid by Ananda on his behalf, and the collection of deferred rents that Ananda had previously extended to such tenant.

Expenses.  During fiscal 2012, Ananda had expenses in the amount of $45,552.  These expenses represent an increase of $1,017 from expenses in the amount of $44,535 during fiscal 2011.

Net Income from Operations.  In view of the increase in revenues and stable expenses, Ananda had net income from operations in the amount of $59,570 during fiscal 2012, compared to net income from operations in the amount of $39,644 during fiscal 2011.

Other Income (Expense).  During fiscal 2012, Ananda had net interest expense in the amount of $26,729.  This net interest expense represents a slight decrease from net interest expense in the amount of $27,403 during fiscal 2011.

Net Income.   In view of the preceding net incomes from operations and net interest expenses, Ananda had a net income in the amount of $ 32,845 during fiscal 2012, compared to a net income in the amount of $12,241 during fiscal 2011.

Known Trends

Because of the uncertainty in domestic real estate markets across the board, discerning definite trends is difficult, if not impossible.   Property values and property taxes have declined in targeted markets, but the continuation of this as a trend is uncertain.  Rents have remained fairly steady in targeted markets, but they could begin to decline if the domestic economy softens.  Management believes that most industry participants have assumed a “wait and see” approach, and the Company is evaluating opportunities on a property-by-property basis without relying upon any perceived trends.  The positive factor in today’s market is the historical lower interest rates, that may be fixed for a number of years and that significantly reduce the expense of any financing, although acquisition/refinancing loans are more difficult to obtain in today’s market and require a greater down payment versus appraised value.

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

Liquidity and Capital Resources

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

The Company has incurred losses since inception.  These losses have been financed by payments of expenses by Richard J. Church, the controlling stockholder of the Company.  Mr. Church has indicated that he intends to continue to pay any expenses that the Company experiences in excess of revenues for the next 12 months, but he is under no legal obligation to do so.  Accordingly, he could stop paying such expenses at any time, and the Company would be constrained to find alternative sources of payment.  The Company has no assurance that it will be able to find such alternative sources.  Moreover, if Mr. Church decides to stop financing the Company’s expenses, he may also decide to sell all or some portion of his stock in the Company to one or more persons who may elect to discontinue the Company’s historical business and change the Company’s business focus.

Off-balance Sheet Arrangements

During the year ended December 31, 2012, we had no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are being filed with this Report:

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the fiscal year covered by this annual report. Based on that evaluation, the principal executive officer and principal financial officer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of our financial procedures. Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

In performing the assessment, management noted the following:

*	We lack an independent audit committee

*	The staffing and supervision within our bookkeeping operations prevents us from segregating duties within our internal control system.
*	We have an insufficient number of independent directors

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of December 31, 2012, our company's internal controls over financial reporting were not effective.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such.  We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter of 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

General

The authorized number of directors of the Company is presently fixed at one.  Each director will serve for a term of one year that expires at the following annual shareholders' meeting.  Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, the Company’s policy is that directors will receive no remuneration for their services as such, but that the Company will reimburse directors for any expenses incurred in attending any directors meeting.

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Current Management

The sole director and executive officer of the Company is Richard J. Church, who is 59 years old.  Mr. Church has served as the Company's sole director, and the Company’s President, Treasurer and Secretary, since the Company’s formation.  Mr. Church is not an “independent” director under any independence standards available to the Company.  In 1986, Mr. Church co-founded Church Realty, a commercial and investment real estate company involved in the acquisition, holding, disposition, brokerage and management of commercial and investment properties.  In 2004, Mr. Church dissolved Church Realty to pursue personal investments in real estate and securities, activities with respect to which he has continued through the present.  Essentially, Mr. Church has been a private investor for the past five years, holding certain positions in the ventures in which he has invested, such as the following:

*	Vice President of Ananda Investments, Inc. from January 2005 to December 2009 and Managing Member of Ananda Investments, LLC from January 2010 to the present
*	President of Akashic Ventures, Inc. from May 2008 to the present
*	President of REO Plus, Inc. from January 2010 to the present

Mr. Church is a licensed real estate agent and sits on the Board of Directors of Southwestern Manufacturing Co., Inc.  Mr. Church graduated from the University of Texas at Austin, Texas in 1976 with a Bachelor of Science in electrical engineering.

Qualifications of Directors

 The following is a discussion of Mr. Church's specific experience, qualifications, attributes and skills that qualify him to serve as a director of the Company:

*
Mr. Church began investing in real estate when he was 19 years old, and he has continued to invest in real estate for 40 years.  In his early years of investing, he acquired a couple of investment condominiums, a small retail property on Westheimer, in the Montrose area of Houston, Texas, and a closed gas station on the Eastex Freeway that he converted into a convenience store.

*
Around 1986 during a severe downturn in the Houston real estate market, Mr. Church began buying foreclosed properties with his brother.  From 1986 to about 1988 Mr. Church and his brother acquired (through federal tax lien foreclosures) and managed several houses and a 6,000 square foot operating grocery store.  One of these houses, originally built in the 1920s, was completely renovated by Mr. Church and his brother.

*
Beginning in 1988 Mr. Church acquired his Texas real estate license and with his brother co-founded Church Realty, a commercial real estate brokerage and management company that brokered, acquired and managed commercial real estate properties.  Through 2000 Mr. Church sold thousands of residential lots, and commercial property having aggregate purchase prices in the tens of millions of dollars, including office buildings, apartments, mid-rise residential condominium complexes and retail centers.  During this period Mr. Church identified for acquisition and participated in the purchase and management of the following properties:

-	One Genesis Plaza - approximately 36,000 square feet, West Bellfort, Houston, Texas
-	Sands Point Office Building - approximately 14,400 square feet, Sands Point, Houston, Texas

-	Grey Falls Retail Center - approximately 12,000 square feet, Westheimer, Houston, Texas
-	Eastex Frontage Land Parcel - approximately 20,000 square feet of land, Eastex Freeway, Houston, Texas
-	West Oaks Retail Center - approximately 42,000 square foot Retail Center, Westheimer, Houston, Texas

Mr. Church had disposed of nearly all of his interests in the preceding properties by 2004.

*
Moreover, in addition to the other real estate activities discussed herein, since 2004 Mr. Church has made private equity investments in two companies involved in real estate related businesses, Home Director, Inc. and Xtreme Structures, Inc.  In addition, Mr. Church has made private equity investments in eight Chinese-oriented, six technology-oriented, one medical-oriented and one marketing-oriented companies.  These acquisitions helped hone Mr. Church’s abilities to close acquisitions.

*
In addition, Mr. Church has been a licensed real estate agent for 22 years, has served on the Board of Directors of Southwestern Manufacturing Co., Inc. (an industrial products distributor, "SWC" herein) for over 30 years, acting as its real estate consultant on properties that SWC owns and manages.

Board Leadership Structure and Role in Risk Oversight

During fiscal 2012, our Board of Directors did not have a chairman and did not require one, as our Board of Directors is comprised of a single member.  We believe that, if we add independent directors in the future, having a board chairman different from our chief executive officer would be best for our company and our stockholders.  We believe a chief executive officer’s responsibility is to run the company, and a chairman’s responsibility is to run the Board.  With any increasing director oversight, we believe that having an independent chairman whose sole job is leading the board would beneficial.  By having another director serve as chairman of the board, our chief executive officer will be able to focus his entire energy on running the company.

The Board of Directors is legally responsible for managing our business and affairs, including the oversight of risks that could affect us.  Because it is comprised of only one member who is part of management, the full Board cannot delegate the oversight of risks to any committees and cannot hold executive sessions during which executive management is not present and management’s performance can be discussed and evaluated openly by non-management Directors.  The Board believes that, if it adds independent directors in the future, it will adopt the practice of holding executive sessions.  However, the timing of the expansion of the Board to include more independent directors is currently uncertain.

Committees and Director Selection

Because of our current size of business operations, we have not needed and have not implemented extensive corporate governance procedures.  We will adopt such procedures when management believes that the benefit of adopting them is justifiable in view of the cost of adopting them.

Our Board of Directors has not established any standing committees, including an Audit Committee, Compensation Committee or a Nominating Committee.  The Board of Directors as a whole undertakes the functions of those committees.  Our Board of Directors believes that its decision not to establish any standing committees has been appropriate due to our current size of business operations.

The Board of Directors expects to establish one or more of the preceding committees whenever it believes that doing so would benefit us.

Our full Board of Directors now serves as our audit committee, which consists of our sole director.  Our Board of Directors has determined that Richard J. Church qualifies as an "audit committee financial expert," as such term is defined by rules of the U.S. Securities and Exchange Commission.

Because we do not have a standing nominating committee, our full Board of Directors is responsible for identifying new candidates for nomination to the Board.  We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the Board of Directors.  Our Board of Directors believes that its decision not to establish the preceding policy and process has been appropriate due to our current size of business operations.  The Board of Directors expects to establish such a policy and such a process whenever it believes that doing so would benefit us.

Because we do not have a standing compensation committee, our full Board of Directors will undertake the functions of a compensation committee if any executive officer and director compensation is considered in the immediate future.  We do not now have any processes and procedures for the consideration and determination of executive and director compensation.

Code of Ethics

We have not adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within our company.  Management believes that the Company’s failure to adopt a code of ethics at this time is appropriate in view of our current size of business operations and staff.

Item 11. Executive Compensation.

As of the date of this Annual Report, the Company has paid no compensation to any member of management.  In addition, the Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its management or employees.  Management does not expect to pay any remuneration to itself (other than expense reimbursements) until such time as it is able to raise enough funds or has enough positive cash flow to do so.  Any salaries paid would be at market levels, consistent with any restrictions on salaries imposed by the investors providing the additional funds or by other financial constraints.  Notwithstanding the preceding, the Company’s officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf to the extent that the Company has funds therefore.  Thus far, the Company has not had sufficient funds to reimburse its officers and directors.  We do not expect to have the benefit of one or more independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement for the foreseeable future.

The Company has not entered into an employment agreement with its sole executive officer.

We have not established standard compensation arrangements for our directors, and the compensation, if any, payable in the future to each individual for his or her service on our Board will be determined (for the foreseeable future) from time to time by the Board of Directors based upon the amount of time expended by each of the directors on our behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table set forth below contains certain information as of April 8, 2013 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of April 8, 2013 are treated as outstanding only for determination of the number and percent owned by such group or person.  The address for all persons listed in the table is 3014 McCulloch Circle, Houston, Texas 77056.

Name and Address of Beneficial Owner	Beneficial Ownership (1)
	Number		Percent
Richard J. Church	1,779,557	(2)	95%
All directors and executive officers as a group (one person)	1,779,557	(2)	95%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Includes 1,775,550 shares owned outright and 4,007 shares owned by Akashic Ventures, Inc., a corporation that is controlled by Mr. Church.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

The Company acquired its sole current property interest from Richard J. Church, the Company’s sole director and officer for 934,500 shares of the Company’s common stock and a promissory note in the amount of $190,000.  The promissory note bears interest at a rate of seven percent (7.0%) per annum, and requires quarterly payments of interest in the amount of $3,325.00, with a final balloon of all outstanding principal and interest due and payable on January 1, 2020.  As of December 31, 2012, all of the outstanding principal amount of the promissory note remained outstanding.

The Company’s sole current property interest consists of 400 units of limited liability company member interest (the “Units”) in Ananda Investments, LLC, a Texas limited liability company.  The transfer of these Units was effected by the execution and delivery of an assignment and assumption agreement in which Mr. Church agreed to transfer the Units free and clear of liens and encumbrances, but otherwise made no other representations, warranties or indemnities.  Mr. Church originally acquired these Units in 2004 for approximately $106,000.  Based on substantive back-up obtained in connection with the transactions described immediately preceding, Mr. Church believes that such transactions were commercially reasonable.  However, there can be no assurance that the terms and conditions of the interest acquisition are as favorable to us as those that could have been obtained in true arms-length negotiations.  Moreover, because Mr. Church is the sole member of the Company’s management, there can be no assurance that the Company would enforce a claim against Mr. Church arising out of any problem related to the acquisition.  Although the Company carries the interest on its balance sheet at its original cost (less allocated losses) in accordance with generally accepted accounting principles, substantive back-up obtained in connection with the acquisition of the interest indicates that it has a fair market value of approximately $225,000.  The back-up obtained in this connection included a review of eight comparable properties for sale, two land comparables, an income capitalization analysis, and an analysis of cost to rebuild, and consultations with a qualified real estate broker.

To finance operating expenses, the Company has borrowed from Mr. Church and an entity controlled by him, a total of $190,960 on an unsecured basis.  Interest accrues on the loans at a rate of 5% per annum. The principal amount of and accrued interest on the loans is due and payable in balloon payments, none of which are due and payable until February 2016 at the earliest.  If the Company does not have funds to pay these amounts as they become due, Mr. Church could extend the payment date for such loans, or he could exercise the rights of a creditor, which could include the procurement of a judgment against the Company and the exercise of the rights of a judgment creditor against the assets of the Company.

Related Party Transactions Policies

We have not adopted any policies and procedures for the review, approval, or ratification of any related party transactions.  Our new management intends to adopt such procedures in due course, most likely in our current fiscal year.

Independence of Directors

Nasdaq Marketplace Rule 4200(a)(15) sets forth the standards regarding director independence for companies with securities included for trading in the NASDAQ Stock Market (the “NASDAQ”).  Although our securities are not included for trading in the NASDAQ, we use the standards set forth in Rule 4200(a)(15) for determining whether or not each of our directors is "independent."  We have determined that, as of the date of this Annual Report, our sole director is not "independent" in accordance with the Rule 4200(a)(15) independence standards.

Item 14.  Principal Accountant Fees and Services.

Our independent auditors during fiscal 2012 and fiscal 2011 were, respectively, MaloneBailey, LLP and Child, Van Wagoner & Bradshaw, PLLC.  During fiscal 2012 and fiscal 2011, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31
	2012	2011
Audit Fees (1)	$33,450	$24,350
Audit-Related Fees	22,300	$20,500
Tax Fees	-0-	$-0-
All Other Fees	-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

Audit Committee Pre-Approval of Audit and Permissible
Non-Audit Services of Independent Registered Public Accounting Firm.

We do not have an audit committee, but our entire Board of Directors functions as such.   Our Board of Directors pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services that, in the opinion of the Board of Directors, will not impair the independence of the independent registered public accounting firm.  Our Board of Directors annually reviews the audit and permissible non-audit services performed by our independent registered public accounting firm, and reviews and approves the fees charged by it.  Our Board of Directors has considered the role of our independent registered public accounting firm in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of the independence of our independent registered public accounting firm in the conduct of its auditing functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following Exhibits are filed as part of this Annual Report.

Exhibit No.	Description

3.01	Certificate of Formation is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-170054) filed with the SEC on October 20, 2010, Exhibit 3.01.
3.02	Bylaws are incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-170054) filed with the SEC on October 20, 2010, Exhibit 3.02.
4.01	Specimen stock certificate is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-170054) filed with the SEC on October 20, 2010, Exhibit 4.01.
10.01
Assignment and Assumption Agreement executed by Richard J. Church in favor of us is incorporated herein by reference to our pre-effective amendment no. 2 on Form S-11 filed on January 10, 2011 to our Registration Statement on Form S-1 (SEC File No. 333-170054) filed with the SEC on October 20, 2010, Exhibit 10.01.

10.02
Promissory note in the original principal amount of $190,000 made payable by the Company to Richard J. Church is incorporated herein by reference to our Registration Statement on Form S-1 (SEC File No. 333-170054) filed with the SEC on October 20, 2010, Exhibit 10.01.

10.03	Form of Promissory Note is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 333-170054) filed with the SEC on February 11, 2013, Exhibit 10.01.
10.04
First Amendment to Promissory Notes dated February 5, 2013 by and between us, on the one hand, and Richard J. Church and Akashic Ventures, Inc., a Delaware corporation, on the other hand is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 333-170054) filed with the SEC on February 11, 2013, Exhibit 10.02.

16.1
Letter from Child, Van Wagoner & Bradshaw, PLLC dated September 17, 2012 regarding change in certifying accountant is incorporated herein by reference to our pre-effective amendment no. 8 on Form S-11 filed on January 10, 2011 to our Registration Statement on Form S-1 (SEC File No. 333-170054) filed with the SEC on September 17, 2012, Exhibit 16.1.

21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
31.02	Sarbanes Oxley Section 906 Certifications - filed herewith

REO Plus, Inc.
(A Texas Corporation)

Financial Statements

For the Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
REO Plus, Inc.
Houston, Texas

We have audited the accompanying balance sheets of REO Plus, Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated net losses that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 10, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
REO Plus, Inc.

We have audited the accompanying balance sheet of  REO Plus, Inc.  (a Texas  development stage company) (the Company) as of December 31,  2011, and the related  statements of operations, changes in  stockholders’ deficit, and cash flows for the  year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REO Plus, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the  year  ended December 31, 2011,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, and has not yet produced revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
May 9, 2012

REO Plus, Inc.
(A Texas Corporation)

Balance Sheets

ASSETS
	December 31,
	2012	2011

Current Assets:
Cash	$6,315	$653
Prepaid expense	2,375	938

Total Current Assets	8,690	1,591

Investment in unconsolidated affiliate	66,922	53,784

Total Assets	$75,612	$55,375

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$15,975	$8,525
Accounts payable, stockholders	-	85,960
Notes payable, stockholders	190,960	-
Note payable, stockholder	190,000	-
Accrued interest, stockholders	9,720	6,650

Total Current Liabilities	406,655	101,135

Note payable, stockholder	-	190,000

Total Liabilities	406,655	291,135

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Deficit accumulated during the development stage	(386,043)	(290,760)

Total Stockholders’ (Deficit) Equity	(331,043)	(235,760)

Total Liabilities and Stockholders’ (Deficit) Equity	$75,612	$55,375

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

Costs and Expenses:
Professional fees	$88,645	$58,916

Net Income (Loss) from Operations	(88,645)	(58,916)

Other Income (Expense):
Equity in income (loss) of
unconsolidated affiliate	13,138	4,896
Interest	(19,776)	(13,300)

Net Income (Loss) before
Income Tax	(95,283)	(67,320)

Income Tax (Provsion) Benefit	-	-

Net Income (Loss)	$(95,283)	$(67,320)

Net Income (Loss) per Share	$(0.05)	$(0.04)

Fully Diluted Income (Loss) per Share	$(0.05)	$(0.04)

Weighted Average Shares Outstanding	1,869,000	1,869,000

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Changes in Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance,
January 1, 2011	1,869,000	$1,870	$53,130	$(223,440)	$(168,440)

Net loss
January 1, 2011 -
December 31, 2011	-	-	-	(67,320)	(67,320)

Balance,
December 31, 2011	1,869,000	1,870	53,130	(290,760)	(235,760)

Net loss
January 1, 2012 -
December 31, 2012	-	-	-	(95,283)	(95,283)

Balance,
December 31, 2012	1,869,000	$1,870	$53,130	$(386,043)	$(331,043)

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net Income (Loss)	$(95,283)	$(67,320)
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Equity in (income) loss of unconsolidated
affiliate	(13,138)	(4,896)
Increase in prepaid expenses	(1,437)	(938)
Increase in accounts payable and accrued
expenses	7,450	3,125
Increase in accrued interest	3,070	3,325

Total Adjustments	(4,055)	616

Net Cash (Used) Provided by Operating Activities	(99,338)	(66,704)

Cash Flows from Financing Activities:
Advances from stockholders	-	65,000
Proceeds from notes payable to stockholders	105,000	-
Issuance of common stock	-	-

Net Cash (Used) Provided by Financing Activities	105,000	65,000

Net Increase (Decrease) in Cash	5,662	(1,704)

Cash, Beginning of Year	653	2,357

Cash, End of Year	$6,315	$653

Interest Paid	$16,706	$9,975

Income Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Schedules of Non-Cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2012	2011

Exchange of advances from stockholders for note payable	$85,960	$-

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 1.  ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company has had no operations other than its acquisition of 40% of Ananda Investments, LLC, (“Ananda”)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and income tax reporting.  Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Investments in Unconsolidated Entities

The Company accounts for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting.  The Company’s share of earnings (loss) of such entities is recorded as a single amount as equity (loss) in earnings of unconsolidated entities.  Dividends, if any, are recorded as a reduction of the investment.

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

The more significant areas requiring the use of management estimates relate to the valuation of deferred tax assets and investments in unconsolidated affiliates.  Accordingly, actual results could differ from those estimates.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $386,043 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3.  INVESTMENT IN AFFILIATE

On January 2, 2010 the Company acquired a 40% interest in Ananda, a Texas limited liability company which owns a commercial real estate rental property in Houston, Texas.  This acquisition was accomplished by the issuance of 934,500 shares of the Company’s common stock valued at $27,500 and the issuance of a promissory note in the amount of $190,000. The investment was acquired from the controlling shareholder and recorded at the controlling shareholder’s cost basis with a resulting “deemed” dividend.  The transaction was treated as a transfer between entities under common control as follows:

Issuance of common stock	$27,500
Issuance of promissory note	190,000
217,500

Deemed dividend	(176,700)

Purchase price of investment in affiliate	$40,800

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 3.  INVESTMENT IN AFFILIATE (continued)

Summary financial results of Ananda for the years ended December 31, 2012 and 2011 are as follows:

Operations		Financial Position

	2012		2012	2011

Rental income	$105,122	Cash	$95,515	$49,197
Operating expenses	(72,277)	Other current assets	1,611	1,430
		Land, buildings and improvements	493,254	519,153
Net income	$32,845	Other assets	3,703	5,925

Equity in income of		Total Assets	$594,083	$575,705
unconsolidated affiliate	$13,138
		Deposits and accrued expenses	$12,813	$15,082
		Mortgage payable	413,965	426,163

	2011	Total Liabilities	426,778	441,245

Rental income	$84,179	Members' equity	277,845	277,845
Operating expenses	(71,938)	Accumulated deficit	(110,540)	(143,385)

Net income	$12,241	Total Equity	167,305	134,460

Equity in income of		Total Liabilities and Equity	$594,083	$575,705
unconsolidated affiliate	$4,896
		Investment in unconsolidated affiliate	$66,922	$53,784

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 4.  NOTES PAYABLE, STOCKHOLDERS

At December 31, 2012, notes payable stockholders consist of the following:

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2013 (See Note 5.)	$85,960

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due April 30, 2013	35,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due September 27, 2013	40,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due December 27, 2013	10,000

Note payable to a corporation, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2013 (See Note 5.)	20,000

$190,960
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

NOTE 5.  RELATED PARTIES

During the year ended December 31, 2011, the majority stockholder advanced the Company $65,000. The balance due to stockholders as of December 31, 2011 was $85,960. During the year ended December 31, 2012, stockholder advances of $85,960 were converted to promissory notes, and the Company borrowed an additional $105,000 in promissory notes at 5% interest from the majority shareholder.  (See Notes 4. and 7.)

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 6.  INCOME TAX BENEFIT

The Company accounts for income taxes in accordance with ASC Topic 740 which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$39,487	$18,841
Less valuation allowance	(39,487)	(18,841)

	$-	$-

The Company has available at December 31, 2012, tax operating loss carryforwards of approximately $209,000, which may be applied against future taxable income and which expire in 2029 through 2032.

NOTE 7.  SUBSEQUENT EVENTS

On January 10, 2013, the Company received $10,000 in proceeds from a note due to its majority shareholder. The note carries a 5% interest rate and is due in one balloon payment of $10,500 at January 9, 2014.

On February 15, 2013, the Company received $20,000 in proceeds from a note due to its majority shareholder. On March 24, 2013, the Company received $20,000 more in proceeds from the same note. The note carries a 5% interest rate from March 6, 2013, and is due at March 5, 2016.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Financial Statements

For the Year Ended December 31, 2012 and 2011

39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ananda Investments, LLC
Houston, Texas

We have audited the accompanying balance sheet of Ananda Investments, LLC (the “Company”) as of December 31, 2012, and the related statements of income and members’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 10, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Ananda Investments, LLC

We have audited the accompanying  balance sheet of  Ananda Investments, LLC   (a Texas  limited liability company  (the Company) as of December 31, 2011, and the related  statements of operations and members’ equity, and cash flows for the  year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit  in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ananda Investments, LLC   as of December 31, 2011, and the results of its operations and its cash flows for the  year then  ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
May 9, 2012

Ananda Investments, LLC
(A Texas Limited Liability Company)

Balance Sheets

	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$95,515	$49,197
Prepaid insurance	1,611	1,430

Total Current Assets	97,126	50,627

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(124,727)	(98,828)

Property and Equipment, net	493,254	519,153

Other Assets:
Deferred loan costs	3,703	5,925

Total Assets	$594,083	$575,705

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$9,513	$9,500
Current portion of long-term debt	13,435	12,572

Total Current Liabilities	22,948	22,072

Lease deposit	3,300	5,582
Long-term debt	400,530	413,591

Total Liabilities	426,778	441,245

Members' Equity	167,305	134,460

Total Liabilities and Members' Equity	$594,083	$575,705

The accompanying notes are an integral part of the financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Income and Members' Equity

	For the Years Ended
	December 31,
	2012	2011

Revenues:	$105,122	$84,179

Costs and Expenses:
Depreciation and amortization	28,121	28,121
Property taxes	9,172	9,501
Insurance	7,087	6,305
Repairs and maintenance	1,096	560
General and administrative	76	48

Total Costs and Expenses	45,552	44,535

Net Income from Operations	59,570	39,644

Other Income (Expense):
Interest income	4	0
Interest expense	(26,729)	(27,403)

Net Income	32,845	12,241

Members' Equity, Beginning of Year	134,460	122,219

Members' Equity, End of Year	$167,305	$134,460

The accompanying notes are an integral part of the financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net income	$32,845	$12,241
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	28,121	28,121
(Increase) Decrease in prepaid insurance	(181)	130
Increase in accrued expenses	13	109
(Decrease) in lease deposit	(2,282)	0

Total Adjustments	25,671	28,360

Net Cash (Used) Provided by Operating Activities	58,516	40,601

Cash Flows from Financing Activities:
Payments on long-term debt	(12,198)	(11,525)

Net Cash (Used) by Financing Activities	(12,198)	(11,525)

Net Increase in Cash	46,318	29,076

Cash, Beginning of Year	49,197	20,121

Cash, End of Year	$95,515	$49,197

Interest paid	$26,729	$27,403

Income Taxes Paid	$0	$0

The accompanying notes are an integral part of the financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 1.  ORGANIZATION AND BACKGROUND

Ananda Investments, LLC (“the Company”) was organized in Texas on March 26, 2004 for the purpose of investing in real estate.  The Company owns and operates a building located in Houston, Texas.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

In connection with its organization as a limited liability company, the Company is taxed as a partnership.  Taxable income or losses of the Company are passed through to the Company’s members, in accordance with each member’s percentage of ownership, for inclusion in each individual member’s income tax return.

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Tax years open to examination by the Internal Revenue Service are 2009 through 2012.

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

NOTE 3.  DEFERRED LOAN COST

At December 31, 2012 deferred loan costs consist of the following:

Deferred loan costs	$8,888

Accumulated amortization	(5,185)

$3,703

Future amortization of deferred loan costs is as follows:

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 3.  DEFERRED LOAN COST (Continued)

Future amortization of deferred loan costs is as follows:

2013	$2,222
2014	1,481

$3,703

For the year ended December 31, 2012, amortization of deferred loan costs was $2,222.

NOTE 4.  LONG-TERM DEBT

As of December 31, 2012 long-term debt consists of an installment note payable to a bank, bearing interest at 6.25% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas.  The note is payable in monthly installments of $3,244 and matures during September, 2014.

On December 31, 2012, long-term debt is as follows:

Note payable	$413,965

Less current portion	(13,435)

Long-term debt	$400,530

Maturities of long-term debt are as follows:

2013	$13,435
2014	400,530

$413,965
Total interest for the years ended December 31, 2012 and 2011 was $26,739 and $27,403, respectively.

NOTE 5.  OPERATING LEASE COMMITMENTS

The Company leases commercial and residential space to a tenant under a noncancelable operating lease having a five-year term.  This lease commenced on September 1, 2012.  The tenant holds a sublease, having a two-year term for the residential space.  Future minimum rents under the leases are as follows:

2013	$99,460
2014	101,032
2015	102,692
2016	104,272
2017	70,288

$477,744

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 6.  FAIR VALUE

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

		Fair Value at
	Level	December 31,
		2012	2011

Liabilities:
Long-term note, including current portion	2	$413,965	$426,163

Level 2 inputs are significant observable inputs that are primarily derived from or corroborated by observable market data.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REO PLUS, INC.
By:	/s/ Richard J. Church
Richard J. Church
President
Date: April ____, 2013

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Richard J. Church
Richard J. Church
Director, President and Treasurer (Principal executive officer, principal financial officer and principal accounting officer)
Date April ____, 2013