Form 10-Q
period 2013-03-31
REO PLUS, INC.
filed 2013-05-14
CIK 1494582

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of May 10, 2013

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REO Plus, Inc.
(A Texas Corporation)

Unaudited Financial Statements

For the Three Months Ended March 31, 2013

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Balance Sheets

ASSETS
	March 31,	December 31,
	2013	2012

Current Assets:
Cash	$17,152	$6,315
Prepaid expense	938	2,375

Total Current Assets	18,090	8,690

Investment in unconsolidated affiliate	69,736	66,922

Total Assets	$87,826	$75,612

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$19,981	$15,975
Notes payable, stockholders	240,960	190,960
Note payable, stockholder	190,000	190,000
Accrued interest, stockholders	7,110	9,720

Total Current Liabilities	458,051	406,655

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Accumulated deficit	(425,225)	(386,043)

Total Stockholders’ (Deficit) Equity	(370,225)	(331,043)

Total Liabilities and Stockholders’ (Deficit) Equity	$87,826	$75,612

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Statements of Operations

	For the Three Months Ended
	March 31,
	2013	2012

Costs and Expenses:
Professional fees	$36,065	$21,504

Net Income (Loss) from Operations	(36,065)	(21,504)

Other Income (Expense):
Equity in income (loss) of
unconsolidated affiliate	2,814	1,115
Interest	(5,931)	(4,092)

Net Income (Loss) before
Income Tax	(39,182)	(24,481)

Income Tax (Provsion) Benefit	-	-

Net Income (Loss)	$(39,182)	$(24,481)

Net Income (Loss) per Share	$(0.02)	$(0.01)

Fully Diluted Income (Loss) per Share	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	1,869,000	1,869,000

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(39,182)	$(24,481)
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Equity in (income) loss of unconsolidated
affiliate	(2,814)	(1,115)
Decrease in prepaid expenses	1,437	938
Increase (Decrease) in accounts payable and
accrued expenses	4,006	(2,050)
(Decrease) in accrued interest	(2,610)	(2,558)

Net Cash (Used) Provided by Operating Activities	(39,163)	(29,266)

Cash Flows from Financing Activities:
Advances from stockholders	-	20,000
Proceeds from notes payable to stockholders	50,000	20,000

Net Cash Provided by Financing Activities	50,000	40,000

Net Increase (Decrease) in Cash	10,837	10,734

Cash, Beginning of Period	6,315	653

Cash, End of Period	$17,152	$11,387

Interest Paid	$8,542	$6,650

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

NOTE 1.                      ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company has had no operations other than its acquisition of 40% of Ananda Investments, LLC, (“Ananda.”)

Basis of Presentation

The accompanying unaudited interim financial statements of REO Plus, Inc. (the “Company”)
 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2012 and 2011 contained in REO Plus’s Form 10-K filed with the Securities and Exchange Commission on April 12, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended December 31, 2012 and 2011 as reported in the Company’s Form 10-K have been omitted.

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $425,225 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

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

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

Summary financial results of Ananda for the three months ended March 31, 2013 and 2012 are as follows:

Operations
	March 31,	March 31,
	2013	2012

Rental income	$24,741	$20,557
Operating expenses	(17,706)	(17,770)

Net income	$7,035	$2,787

Equity in income of
unconsolidated affiliate	$2,814	$1,115

Summary financial position for Ananda for the three months ended March 31, 2013 and for the year ended December 31, 2012 follows:

Financial Position
	March 31,	December 31,
	2013	2012

Cash	$94,465	$95,515
Other current assets	6,282	1,611
Land, buildings and improvements	486,779	493,254
Other assets	3,148	3,703

Total Assets	$590,674	$594,083

Deposits and accrued expenses	$5,648	$12,813
Mortgage payable	410,686	413,965

Total Liabilities	416,334	426,778

Members' equity	277,845	277,845
Accumulated deficit	(103,505)	(110,540)

Total Equity	174,340	167,305

Total Liabilities and Equity	$590,674	$594,083

Investment in unconsolidated affiliate	$69,736	$66,922

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS

At March 31, 2013, notes payable stockholders consist of the following:

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2016	$85,960

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due April 30, 2016	35,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due September 27, 2016	40,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due December 27, 2016	10,000

Note payable to a corporation, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2016	20,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due January 9, 2017	10,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due March 5, 2016	40,000

$240,960

On February 5, 2013, the stockholders agreed to extend the maturity dates of all notes payable, with an original maturity date through January 9, 2014, for three years from the original maturity date. The notes have been classified as short-term because the noteholder is the CEO and has significant control over the Company.

In connection with the Company’s acquisition of its investment in Ananda, the Company executed a note payable to a majority stockholder in the amount of $190,000 with interest accruing at 7% per annum commencing on the first day of the fourth month after Ananda obtained an occupancy permit for the property it owns in Houston, Texas. The permit was obtained on April 1, 2010, therefore the note of $190,000 began accruing interest on July 1, 2010.  On October 1, 2010, interest was due in the amount of $3,325, from July 1, 2010 through September 30, 2010.  Thereafter, $3,325 was due on January 1, 2011 and each subsequent third month until January 1, 2020 when a final balloon payment of $190,000 plus accrued interest is due and payable. The note has been classified as short-term because the noteholder is the CEO and has significant control over the Company.

Such stockholder owns a 95% interest in the Company through his 50% ownership of REO and 90% ownership of the other 50% corporate stockholder of REO.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Three Months Ended March 31, 2013

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Balance Sheets

	March 31,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$94,465	$95,515
Prepaid insurance	6,282	1,611

Total Current Assets	100,747	97,126

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(131,202)	(124,727)

Property and Equipment, net	486,779	493,254

Other Assets:
Deferred loan costs	3,148	3,703

Total Assets	$590,674	$594,083

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$2,348	$9,513
Current portion of long-term debt	13,646	13,435

Total Current Liabilities	15,994	22,948

Lease deposit	3,300	3,300
Long-term debt	397,040	400,530

Total Liabilities	416,334	426,778

Members' Equity	174,340	167,305

Total Liabilities and Members' Equity	$590,674	$594,083

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Statements of Income and Members' Equity

	For the Three Months Ended
	March 31,
	2013	2012

Revenues:	$24,741	$20,557

Costs and Expenses:
Depreciation and amortization	7,030	7,030
Property taxes	2,348	2,348
Insurance	1,834	1,636
Repairs and maintenance	75	38

Total Costs and Expenses	11,287	11,052

Net Income from Operations	13,454	9,505

Other Income (Expense):
Interest income	34	0
Interest expense	(6,453)	(6,718)

Net Income	7,035	2,787

Members' Equity, Beginning of Period	167,305	134,460

Members' Equity, End of Period	$174,340	$137,247

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net income	$7,035	$2,787
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	7,030	7,030
(Increase) Decrease in prepaid insurance	(4,671)	(4,673)
(Decrease) Increase in accrued expenses	(7,165)	(7,152)

Total Adjustments	(4,806)	(4,795)

Net Cash Provided (Used) by Operating Activities	2,229	(2,008)

Cash Flows from Financing Activities:
Payments on long-term debt	(3,279)	(3,013)

Net Cash (Used) by Financing Activities	(3,279)	(3,013)

Net Increase (Decrease) in Cash	(1,050)	(5,021)

Cash, Beginning of Period	95,515	49,197

Cash, End of Period	$94,465	$44,176

Interest paid	$6,453	$6,718

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

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

The Company has no tax positions at March 31, 2013 and December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Tax years open to examination by the Internal Revenue Service are 2009 through 2012.

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

NOTE 3.        DEFERRED LOAN COST

At March 31, 2013 deferred loan costs consist of the following:

Deferred loan costs	$8,888

Accumulated amortization	(5,740)

$3,148

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

NOTE 3.                      DEFERRED LOAN COST (Continued)

Future amortization of deferred loan costs is as follows:

Twelve months ended March 31, 2014	$2,222
Six months ended September 30, 2014	926

$3,148

For the three months ended March 31, 2013, amortization of deferred loan costs was $555.

NOTE 4.                      LONG-TERM DEBT

As of March 31, 2013 long-term debt consists of an installment note payable to a bank, bearing interest at 6.25% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas.  The note is payable in monthly installments of $3,244 and matures during September, 2014.

On March 31, 2013, long-term debt is as follows:

Note payable	$410,686

Less current portion	(13,646)

Long-term debt	$397,040

Maturities of long-term debt are as follows:

Twelve months ended March 31, 2014	$13,646
Six months ended September 30, 2014	397,040

$410,686
Total interest for the three months ended March 31, 2013 and 2012 was $6,453 and $6,718, respectively.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2013

NOTE 5.                      OPERATING LEASE COMMITMENTS

The Company leases commercial and residential space to a tenant under a noncancelable operating lease having a five-year term.  This lease commenced on September 1, 2012.  The tenant holds a sublease, having a two-year term for the residential space.  Future minimum rents under the leases are as follows:

March 31, 2014	$99,832
March 31, 2015	101,467
March 31, 2016	103,067
March 31, 2017	104,707
August 31, 2017	43,930

$453,003

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

Results of Operations – REO Plus, Inc.

Three Months Ended March 31, 2013 Compared to Three Months Ended September 30, 2012

Expenses.  During the first three months of 2013, the Company had expenses in the amount of $36,065 from professional fees.  These expenses represent an increase of $14,561 from expenses in the amount of $21,504 for professional fees during the first three months of 2012.  Nearly all of these professional fees were for audit, accounting and legal fees incurred in connection with the Company’s first Annual Report on Form 10-K.  The audit and accounting fees increased for the preceding Annual Report from the audit and accounting fees for the Company’s financial statements for its fiscal 2011.

Other Income (Expense).  During the first three months of 2013, the Company had equity in income of its unconsolidated affiliate, Ananda Investments, LLC, in the amount of $2,814. The preceding amount represents an increase of $1,699 in the equity in income of unconsolidated affiliate from the amount of $1,115 during the first three months of 2012, as Ananda’s net income increased correspondingly from the earlier period to the latter.  During the first three months of 2013, the Company had interest expense in the amount of $5,931.  Of this amount, $3,325 was due to Mr. Church as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.  The Company also accrued this same amount of interest in the first three months of 2012 for the same reason.  The remaining $2,606 of the $5,931 interest expense amount was due to Mr. Church and an entity controlled by him as consideration for loans made to the Company for operating expenses.  This represents a slight increase of $767 in interest accrued in the first three months of 2012 for the same reason.

Net loss.  In view of the preceding expenses (offset to some extent by equity in income of unconsolidated affiliate), the Company had a net loss in the amount of $39,182 during the first three months of 2013, or a per-share loss of $0.02, compared to net loss in the amount of $24,481 during the first three months of 2012, or a per-share loss of $0.01.
.
Results of Operations – Ananda Investments, LLC

Three Months Ended March 31, 2013 Compared to Three Months Ended September 30, 2012

Revenues.  During the first three months of 2013, Ananda had revenues in the amount of $24,741.  These revenues represent a increase from revenues in the amount of $20,557during the first three months of 2012, due to the higher rental rate that Ananda is now getting for its property.

Expenses.  During the first three months of 2013, Ananda had expenses in the amount of $11,287, comparable to expenses in the amount of $11,052 during the first three months of 2012.

Net Income from Operations.  In view of the increase in revenues and stable expenses, Ananda had net income from operations in the amount of $13,454 during the first three months of 2013, compared to net income from operations in the amount of $9,505 during the first three months of 2012.

Other Income (Expense).  During the first three months of 2013, Ananda had net interest expense in the amount of $6,419.  This net interest expense represents a slight increase from interest expense in the amount of $6,718 during the first three months of 2012.

Net Income.  In view of the preceding increase in revenues and comparatively stable net incomes from operations and interest expenses, Ananda had net income in the amount of $7,035 during the first three months of 2013, compared to net income in the amount of $2,787 during the first three months of 2012.

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

Item 4. Controls and Procedures.

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

*           XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REO PLUS, INC.
(Registrant)

By:	/s/ Richard J. Church
Richard J. Church,
President and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 13, 2013