Form 10-Q
period 2013-06-30
REO PLUS, INC.
filed 2013-08-14
CIK 1494582

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of August 9, 2013

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REO Plus, Inc.
(A Texas Corporation)

Unaudited Financial Statements

For the Six Months Ended June 30, 2013

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Balance Sheets

ASSETS
	June 30,	December 31,
	2013	2012

Current Assets:
Cash	$6,294	$6,315
Prepaid expense	-	2,375

Total Current Assets	6,294	8,690

Investment in unconsolidated affiliate	70,920	66,922

Total Assets	$77,214	$75,612

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,043	$15,975
Notes payable, stockholders	260,960	190,960
Note payable, stockholder	190,000	190,000
Accrued interest, stockholders	9,198	9,720

Total Current Liabilities	466,201	406,655

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Accumulated deficit	(443,987)	(386,043)

Total Stockholders’ (Deficit) Equity	(388,987)	(331,043)

Total Liabilities and Stockholders’ (Deficit) Equity	$77,214	$75,612

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Costs and Expenses:
Professional fees	$13,505	$23,572	$49,570	$45,076

Net Income (Loss) from Operations	(13,505)	(23,572)	(49,570)	(45,076)

Other Income (Expense):
Equity in income (loss) of
unconsolidated affiliate	1,184	(879)	3,998	236
Interest	(6,441)	(4,935)	(12,372)	(9,027)

Net Income (Loss) before
Income Tax	(18,762)	(29,386)	(57,944)	(53,867)

Income Tax (Provsion) Benefit	-	-	-	-

Net Income (Loss)	$(18,762)	$(29,386)	$(57,944)	$(53,867)

Net Income (Loss) per Share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Fully Diluted Income (Loss) per Share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted Average Shares Outstanding	1,869,000	1,869,000	1,869,000	1,869,000

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(57,944)	$(53,867)
Adjustments to reconcile net income
(loss) to cash used by operating
activities:
Equity in (income) loss of
unconsolidated affiliate	(3,998)	(236)
Decrease in prepaid expenses	2,375	938
(Decrease) Increase in accounts
payable and accrued expenses	(9,932)	2,575
Increase (Decrease) in accrued
interest, stockholders	(522)	(975)

Net Cash (Used) Provided by
Operating Activities	(70,021)	(51,565)

Cash Flows from Financing Activities:
Proceeds from notes payable to
stockholders	70,000	55,000

Net Cash Provided by
Financing Activities	70,000	55,000

Net Increase (Decrease) in Cash	(21)	3,435

Cash, Beginning of Period	6,315	653

Cash, End of Period	$6,294	$4,088

Interest Paid	$12,894	$10,002

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Schedules of Non-Cash Investing and Financing Activities

	For the Six Months Ended
	June 30,
	2013	2012

Exchange of advances from related parties for notes payable to related parties
	$-	$85,960

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2013

NOTE 1.                      ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company has had no operations other than its acquisition of 40% of Ananda Investments, LLC, (“Ananda.”)

Basis of Presentation

The accompanying unaudited interim financial statements of REO Plus, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2012 and 2011 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 12, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended December 31, 2012 and 2011 as reported in the Company’s Form 10-K have been omitted.

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

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2013

NOTE 2.                      INVESTMENT IN AFFILIATE (continued)

Summary financial results of Ananda for the three months and six months ended June 30, 2013 and 2012 are as follows:

Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Rental income	$24,741	$16,457	$49,482	$37,014
Operating expenses	(21,781)	(18,654)	(39,487)	(36,424)

Net income (loss)	$2,960	$(2,197)	$9,995	$590

Equity in income (loss) of
unconsolidated affiliate	$1,184	$(879)	$3,998	$236

Summary financial position for Ananda for the six months ended June 30, 2013 and for the year ended December 31, 2012 follows:

Financial Position
	June 30,	December 31,
	2013	2012

Cash	$99,019	$95,515
Other current assets	7,805	1,611
Land, buildings and improvements	480,304	493,254
Other assets	8,341	3,703

Total Assets	$595,469	$594,083

Deposits and accrued expenses	$7,996	$12,813
Mortgage payable	410,173	413,965

Total Liabilities	418,169	426,778

Members' equity	277,835	277,845
Accumulated deficit	(100,535)	(110,540)

Total Equity	177,300	167,305

Total Liabilities and Equity	$595,469	$594,083

Investment in unconsolidated affiliate	$70,920	$66,922

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Six Months Ended June 30, 2013

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Balance Sheets

	June 30,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$99,019	$95,515
Prepaid insurance	4,416	1,611
Rent receivable, no allowance considered necessary	3,247	-
Other receivable	142	-

Total Current Assets	106,824	97,126

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(137,677)	(124,727)

Property and Equipment, net	480,304	493,254

Other Assets:
Deferred loan costs	8,341	3,703

Total Assets	$595,469	$594,083

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$4,696	$9,513
Current portion of long-term debt	18,340	13,435

Total Current Liabilities	23,036	22,948

Lease deposit	3,300	3,300
Long-term debt	391,833	400,530

Total Liabilities	418,169	426,778

Members' Equity	177,300	167,305

Total Liabilities and Members' Equity	$595,469	$594,083

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Statements of Income and Members' Equity

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:	$24,741	$16,457	$49,482	$37,014

Costs and Expenses:
Depreciation and amortization	9,623	7,030	16,653	14,060
Property taxes	2,348	2,006	4,696	4,354
Insurance	1,865	1,817	3,699	3,453
Repairs and maintenance	1,509	1,058	1,584	1,096

Total Costs and Expenses	15,345	11,911	26,632	22,963

Net Income from Operations	9,396	4,546	22,850	14,051

Other Income (Expense):
Interest income	36	-	70	-
Interest expense	(6,472)	(6,743)	(12,925)	(13,461)

Net Income	2,960	(2,197)	9,995	590

Members' Equity, Beginning of Period	174,340	137,247	167,305	134,460

Members' Equity, End of Period	$177,300	$135,050	$177,300	$135,050

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net income	$9,995	$590
Adjustments to reconcile net income to cash provided
(used) by operating activities:
Depreciation and amortization	16,653	14,060
(Increase) in rents receivable	(3,389)	(2,800)
(Increase) in prepaid insurance	(2,805)	(2,855)
(Decrease) in accrued expenses	(4,817)	(4,805)

Total Adjustments	5,642	3,600

Net Cash Provided (Used) by Operating Activities	15,637	4,190

Cash flows from financing activities:
Payments on long-term debt	(12,133)	(6,002)

Net Cash (Used) by Financing Activities	(12,133)	(6,002)

Net Increase (Decrease) in Cash	3,504	(1,812)

Cash, Beginning of Period	95,515	49,197

Cash, End of Period	$99,019	$47,385

Interest paid	$12,925	$13,461

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2013

NOTE 1.                      ORGANIZATION AND BACKGROUND

Ananda Investments, LLC (“the Company”) was organized in Texas on March 26, 2004 for the purpose of investing in real estate.  The Company owns and operates a building located in Houston, Texas.

Basis of Presentation

The accompanying unaudited interim financial statements of Ananda Investments, LLC. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2012 and 2011 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 12, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended December 31, 2012 and 2011 as reported in the Company’s Form 10-K have been omitted.

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

The Company was formed by Akashic Ventures, Inc., a Delaware corporation (“Akashic”), for purposes of acquiring financially attractive real estate properties.  Akashic is a publicly held corporation that once filed reports with the Commission.  Akashic has been dormant from a business perspective since about the summer of 1997.  Richard J. Church acquired control of Akashic on May 18, 2008.  He is now the sole director and officer of Akashic.  Mr. Church is the sole promoter of the Company, and he is serving and expects to continue to serve for the foreseeable future as the Company's sole director, and the Company’s President, Treasurer and Secretary.

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

The Company will not limit itself geographically, except that the Company is targeting initial acquisitions located in the Houston, Texas area and eventually other parts of Texas.  However, as opportunities present themselves, the Company may focus its efforts on secondary and tertiary geographic markets throughout the United States, particularly in areas that have had significant declines in property values and thus possibly offer opportunities for significant appreciation.  The Company believes that distressed markets offer opportunities for the Company to acquire under-performing properties that it believes it has the capability of turning around and repositioning, thereby increasing cash flow, profitability and asset value.  The Company believes it can successfully identify such potential target acquisitions based upon the depth and the breadth of the industry experience, contacts and industry knowledge of the Company’s current management.   While since its inception the Company has identified certain acquisitions that it would have like to have completed, the Company’s lack of funds has precluded the completion of such acquisitions.  The Company believes that its recently acquired public status will ease the Company’s ability to raise funds, and make the completion of acquisitions to be identified in the future more likely.  The Company is also considering other real estate properties whose values could be enhanced if held in a public entity.  However, the Company has no assurances that any financing, acquisitions or merger will occur.  Richard J. Church, the Company’s current sole executive officer and director, has the responsibility for identifying acquisitions or selecting acquisitions identified by other sources.  Mr. Church has extensive experience in the real estate industry through his various real estate enterprises.

While the Company has not yet identified any additional assets or properties or real estate projects to acquire, the Company believes that it is better able to consider numerous additional properties or projects since the Company has achieved SEC approval.  The Company is now receiving target acquisitions from a number of brokers and other real estate professionals and deal makers with whom the Company’s current management has business relationships.  Moreover, potential acquisitions may be brought to the Company’s attention by sources as a result of being solicited by the Company through calls or mailings.  In no event will any of the Company’s existing or future officers, directors or shareholders or any entity with which they are affiliated be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an acquisition.

The Company does not have any specific property acquisition under consideration for which written offers have been made.  The Company has been approached by entities offering their properties for sale and other entities contemplating the merger of the Company with their non-public corporation, but these discussions have not evolved to the point where the Company has entered into any agreements in principle, much less any substantive agreements.  The Company will continue to identify and evaluate prospective property acquisition, performing business due diligence on prospective property acquisitions, traveling to and from the property and asset locations that represent prospective acquisitions, reviewing corporate, title, environmental, and financial documents and material agreements regarding prospective property acquisitions, selecting properties to acquire and striving to structure, negotiate and consummate acquisitions.  The Company will have certain burdens and costs with respect to these activities and certain additional risks associated with the subsequent integration of additional assets or properties into the Company’s operations.

The Company does not presently intend to invest in real estate mortgages, securities of or interests in persons primarily engaged in real estate activities (other than the Company’s current interest in Ananda), or investments in other securities such as bonds, preferred stocks or common stocks.  However, the Company's Board of Directors may elect to make these investments in the future without a vote of shareholders.

For a description of the Company’s acquisition criterion and policies, see the sections captioned “BUSINESS - Acquisition Selection” and “BUSINESS -Policies with Respect to Certain Activities” in pre-effective Amendment No. 8 the Company’s Registration Statement to Form S-1 on Form S-11 filed on September 17, 2012 with the U.S. Securities and Exchange Commission.

Results of Operations - General

The Company was incorporated on August 10, 2009 for purposes of acquiring financially attractive real estate properties.  The Company made its first and heretofore only property acquisition in early January 2010.  This acquisition consisted of a 40% ownership interest in Ananda Investments, LLC (“Ananda”), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  Because it has owned only this single asset since 2010, the Company has limited financial results to report.

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

Results of Operations – REO Plus, Inc.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Expenses.  During the second quarter of 2013, the Company had expenses in the amount of $13,505 from professional fees.  These expenses represent a decrease of $10,067 from expenses in the amount of $23,572 for professional fees during the second quarter of 2012.  During the second quarter of 2012, the Company incurred a considerable amount of professional fees for accounting and legal fees in connection with the Company’s Registration Statement by which it became an SEC reporting company.  The volume of professional fees declined during the second quarter of 2013, as only routine professional fees were incurred during this period.

Other Income (Expense).   During the second quarter of 2013, the Company had equity in income of its unconsolidated affiliate, Ananda, in the amount of $1,184.  This equity in income of unconsolidated affiliate represents a $2,063 increase from the equity in loss of unconsolidated affiliate in the amount of $879 during the second quarter of 2012.  This increase resulted from an increase in Ananda’s revenues and income.  During the second quarter of 2013, the Company had interest expense in the amount of $6,441.  All of this interest was due to Richard J. Church, our sole director and officer, and Akashic Ventures, Inc., a Delaware corporation (“Akashic”), an entity under the control of Mr. Church.   This interest is due on seller-financing provided by Mr. Church in connection with his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company and on loans made separately by Mr. Church and Akashic to fund the Company’s operating expenses.  The Company had interest expense in the amount of $4,935 during the second quarter of 2012.  The additional interest expense during the second quarter of 2013 compared to the second quarter of 2012 is due to an increase in the amount of the loans for operating expenses.

Net loss.  In view of the preceding expenses (offset to some extent by equity in income of unconsolidated affiliate), the Company had a net loss in the amount of $18,762 during the second quarter of 2013, or a per-share loss of $0.01, compared to net loss in the amount of $29,386 during the second quarter of 2012, or a per-share loss of $0.02.

Six months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

Expenses.  During the first six months of 2013, the Company had expenses in the amount of $49,570 from professional fees.  These expenses represent an increase of $4,494 from expenses in the amount of $45,076 for professional fees during the first six months of 2012.

Other Income (Expense).   During the first six months of 2013, the Company had equity in income of its unconsolidated affiliate, Ananda, in the amount of $3,998.  This equity in income of unconsolidated affiliate represents a $3,762 increase from the equity in income of unconsolidated affiliate in the amount of $236 during the first six months of 2012.  This increase resulted from an increase in Ananda’s revenues.  During the first six months of 2013, the Company had interest expense in the amount of $12,372.  All of this interest was due to Mr. Church and Akashic for the seller-financing and loans for operating expenses described above.  The Company had interest expense in the amount of $9,027 during the first six months of 2012.  The additional interest expense during the first six months of 2013 compared to the first six months of 2012 is due to an increase in the amount of the loans for operating expenses.

Net loss.  In view of the preceding expenses (offset to some extent by equity in income of unconsolidated affiliate), the Company had a net loss in the amount of $57,944 during the first six months of 2013, or a per-share loss of $0.03, compared to net loss in the amount of $53,867 during the first six months of 2012, or a per-share loss of $0.03.
.
Results of Operations – Ananda Investments, LLC

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues.  During the second quarter of 2013, Ananda had revenues in the amount of $24,741.  These revenues represent an increase of $8,284 from revenues in the amount of $16,457 during the second quarter of 2012.  This increase is due to an increased rental rate negotiated during the renewal of the related lease agreement, and the payment during the second quarter of 2013 of the full amount of the stipulated rent whereas only less than the full amount of the stipulated rent was paid during the second quarter of 2012.

Expenses.  During the second quarter of 2013, Ananda had expenses in the amount of $15,345.  These expenses represent an increase of $3,434 from expenses in the amount of $11,911 during the second quarter of 2012.  Although all categories of expenses increased, the increase in the amount of depreciation and amortization represents the largest portion of the increase in expenses.

Net Income from Operations.  In view of increased revenues and a smaller proportionate increase in expenses, Ananda had net income from operations in the amount of $9,396 during the second quarter of 2013, compared to net income from operations in the amount of $4,546 during the second quarter of 2012.

Other Income (Expense).  During the second quarter of 2013, Ananda had interest expense in the amount of $6,472 and interest income of $36.  This interest expense represents a slight decrease from interest expense in the amount of $6,743 during the second quarter of 2012.

Net Income.  In view of increased revenues and a smaller proportionate increase in expenses, Ananda had net income in the amount of $2,960 during the second quarter of 2013, compared to net loss in the amount of $2,197 during the second quarter of 2012.

Six months Ended June 30, 2013 Compared to Six months Ended June 30, 2012

Revenues.  During the first six months of 2013, Ananda had revenues in the amount of $49,482.  These revenues represent an increase of $12,468 from revenues in the amount of $37,014 during the first six months of 2012.  This increase is due to an increased rental rate negotiated during the renewal of the related lease agreement, and the payment during the first six months of 2013 of the full amount of the stipulated rent whereas only less than the full amount of the stipulated rent was paid during the first six months of 2012.

Expenses.  During the first six months of 2013, Ananda had expenses in the amount of $26,632.  These expenses represent an increase of $3,669 from expenses in the amount of $22,963 during the first six months of 2012.  Although all categories of expenses increased, the increase in the amount of depreciation and amortization represents the largest portion of the increase in expenses.

Net Income from Operations.  In view of increased revenues and a smaller proportionate increase in expenses, Ananda had net income from operations in the amount of $22,850 during the first six months of 2013, compared to net income from operations in the amount of $14,051 during the first six months of 2012.

Other Income (Expense).  During the first six months of 2013, Ananda had interest expense in the amount of $12,925 and interest income of $70.  This interest expense represents a slight decrease from interest expense in the amount of $13,461 during the first six months of 2012.

Net Income.  In view of increased revenues and a smaller proportionate increase in expenses, Ananda had net income in the amount of $9,995 during the first six months of 2013, compared to net income in the amount of $590 during the first six months of 2012.

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

Known Trends

Because of the uncertainty in domestic real estate markets across the board, discerning definite trends is difficult, if not impossible.   However, property values in Houston have been appreciating due to the moderate increase in the oil industry and the national economy overall, and the expectation is that property taxes will eventually rise in targeted markets in response, but the continuation of this as a trend is uncertain.  Rents have remained fairly steady in targeted markets, with slight improvement in occupancy rates but they could begin to decline if the current regional and domestic economy softens.  Management believes that most industry participants have now assumed a more aggressive approach in the Houston market, and the Company is evaluating opportunities on a property-by-property basis without relying upon any perceived trends.  The positive factor in today’s market is the historical lower interest rates, that may be fixed for a number of years and that significantly reduce the expense of any financing, although acquisition/refinancing loans are more difficult to obtain in today’s market and require a greater downpayment versus appraised value.

Seasonal Effects and Effects of Inflation

Management believes that the real estate interest that it currently owns is not, and the ones that it will seek to acquire in the future will not be, subject to seasonal variations.  Management further believes that inflation will not affect the Company’s current asset for the foreseeable future since the financing relating to the Company’s sole property interest is fixed through June 2028, although inflation may have greater effects in future years with increased interest rates, and in ways that cannot now be determined.

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

August 13, 2013