Form 10-Q
period 2013-09-30
REO PLUS, INC.
filed 2013-11-14
CIK 1494582

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of November 13, 2013

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REO Plus, Inc.
(A Texas Corporation)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2013

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Balance Sheets

ASSETS
	September 30,	December 31,
	2013	2012

Current Assets:
Cash	$11,613	$6,315
Trade receivables, no allowance considered necessary	9,773
Prepaid expense	-	2,375

Total Current Assets	21,386	8,690

Investment in unconsolidated affiliate	66,737	66,922

Total Assets	$88,123	$75,612

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,850	$15,975
Notes payable, stockholders	280,960	190,960
Note payable, stockholder	190,000	190,000
Accrued interest, stockholders	11,877	9,720

Total Current Liabilities	488,687	406,655

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Accumulated deficit	(455,564)	(386,043)

Total Stockholders’ (Deficit) Equity	(400,564)	(331,043)

Total Liabilities and Stockholders’ (Deficit) Equity	$88,123	$75,612

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Fee income	$9,773	$-	$9,773	$-

Costs and Expenses:
Professional fees	10,270	22,600	59,840	67,676
General and administrative	143	-	143	-

Net Income (Loss) from Operations	(640)	(22,600)	(50,210)	(67,676)

Other Income (Expense):
Equity in income (loss) of
unconsolidated affiliate	(4,183)	10,160	(185)	10,396
Interest	(6,754)	(5,114)	(19,126)	(14,141)

Net Income (Loss) before
Income Tax	(11,577)	(17,554)	(69,521)	(71,421)

Income Tax (Provsion) Benefit	-	-	-	-

Net Income (Loss)	$(11,577)	$(17,554)	$(69,521)	$(71,421)

Net Income (Loss) per Share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Fully Diluted Income (Loss) per Share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted Average Shares Outstanding	1,869,000	1,869,000	1,869,000	1,869,000

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Statements of Changes in Stockholders’ (Deficit) Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance,
January 1, 2012	1,869,000	$1,870	$53,130	$(290,760)	$(235,760)

Net loss
January 1, 2012 -
December 31, 2012	-	-	-	(95,283)	(95,283)

Balance,
December 31, 2012	1,869,000	1,870	53,130	(386,043)	(331,043)

Net loss
January 1, 2013 -
September 30, 2013	-	-	-	(69,521)	(69,521)

Balance,
September 30, 2013	1,869,000	$1,870	$53,130	$(455,564)	$(400,564)

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited
Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(69,521)	$(71,421)
Adjustments to reconcile net income (loss) to cash
used by operating activities:
Equity in (income) loss of unconsolidated affiliate	185	(10,396)
(Increase) Decrease in trade receivables	(9,773)	-
Decrease (Increase) in prepaid expenses	2,375	938
(Decrease) Increase in accounts payable and accrued expenses	(10,125)	2,075
Increase (Decrease) in accrued interest, stockholders	2,157	787

Total Adjustments	(15,181)	(6,596)

Net Cash (Used) Provided by
Operating Activities	(84,702)	(78,017)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	90,000	95,000

Net Cash Provided by Financing Activities
Financing Activities	90,000	95,000

Net Increase (Decrease) in Cash	5,298	16,983

Cash, Beginning of Period	6,315	653

Cash, End of Period	$11,613	$17,636

Interest Paid	$16,969	$13,354

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Schedules of Non-Cash Investing and Financing Activities

	For the Nine Months Ended
	September 30,
	2013	2012

Exchange of advances from related parties for notes payable to related parties	$-	$85,960

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

NOTE 1.                      ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company has had no operations other than its acquisition of 40% of Ananda Investments, LLC, (“Ananda.”)  During the three months ended September 30, 2013, the Company began providing consulting services.

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

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue as earned.  Doubtful receivables are written down to net realizable value, based upon historical collection information, existing economic conditions and negotiation with the client.  An allowance for delinquent receivables is provided to reduce them to estimated net realizable value.  Receivables past due more than ninety days are considered delinquent.  As of September 30, 2013, there were no receivables ninety days past due.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $455,564 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
Unaudited

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

Issuance of common stock	$27,500
Issuance of promissory note	190,000
217,500

Deemed dividend	(176,700)

Purchase price of investment in affiliate	$40,800

Summary financial results of Ananda for the three months and nine months ended September 30, 2013 and 2012 are as follows:

Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Rental income	$6,653	$43,367	$56,135	$80,381
Operating expenses	(17,111)	(17,966)	(56,598)	(54,390)

Net income (loss)	$(10,458)	$25,401	$(463)	$25,991

Equity in income (loss) of
unconsolidated affiliate	$(4,183)	$10,160	$(185)	$10,396

REO Plus, Inc.
(A Texas Corporation)
Unaudited

NOTE 3.                      INVESTMENT IN AFFILIATE (Continued)

Summary financial position for Ananda for the nine months ended September 30, 2013 and for the year ended December 31, 2012 follows:

Financial Position
	September 30,	December 31,
	2013	2012

Cash	$97,408	$95,515
Other current assets	3,511	1,611
Land, buildings and improvements	473,830	493,254
Other assets	8,202	3,703

Total Assets	$582,951	$594,083

Deposits and accrued expenses	$10,344	$12,813
Mortgage payable	405,765	413,965

Total Liabilities	416,109	426,778

Members' equity	277,835	277,845
Accumulated deficit	(110,993)	(110,540)

Total Equity	166,842	167,305

Total Liabilities and Equity	$582,951	$594,083

Investment in unconsolidated affiliate	$66,737	$66,922

REO Plus, Inc.
(A Texas Corporation)
Unaudited

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS

At September 30, 2013, notes payable stockholders consist of the following:

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2016	$85,960

Note payable to a corporation, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2016	20,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due April 30, 2016	35,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due September 27, 2016	40,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due December 27, 2016	10,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due January 9, 2017	10,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due March 5, 2016	40,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due May 20, 2016	20,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due July 3, 2016	5,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due August 24, 2016	15,000

$280,960

On February 5, 2013, the stockholders agreed to extend the maturity dates of all notes payable, with an original maturity date through January 9, 2014, for three years from the original maturity date.  The notes have been classified as short-term because the noteholder is the CEO and has significant control over the Company.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS (Continued)

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

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2013

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Balance Sheets

	September 30,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$97,408	$95,515
Prepaid insurance	3,511	1,611

Total Current Assets	100,919	97,126

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(144,151)	(124,727)

Property and Equipment, net	473,830	493,254

Other Assets:
Deferred loan costs	8,202	3,703

Total Assets	$582,951	$594,083

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$7,044	$9,513
Current portion of long-term debt	18,261	13,435

Total Current Liabilities	25,305	22,948

Lease deposit	3,300	3,300
Long-term debt	387,504	400,530

Total Liabilities	416,109	426,778

Members' Equity	166,842	167,305

Total Liabilities and Members' Equity	$582,951	$594,083

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Statements of Operations and Members' Equity

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:	$6,653	$43,367	$56,135	$80,381

Costs and Expenses:
Depreciation and amortization	6,614	7,031	23,267	21,091
Property taxes	2,348	2,348	7,044	6,702
Insurance	1,867	1,817	5,566	5,270
Repairs and maintenance	-	-	1,584	1,096
General and administrative	629	76	629	76

Total Costs and Expenses	11,458	11,272	38,090	34,235

Net (Loss) Income from Operations	(4,805)	32,095	18,045	46,146

Other Income (Expense):
Interest income	38	-	108	-
Interest expense	(5,691)	(6,694)	(18,616)	(20,155)

Net Income (Loss)	(10,458)	25,401	(463)	25,991

Members' Equity, Beginning of Period	177,300	135,050	167,305	134,460

Members' Equity, End of Period	$166,842	$160,451	$166,842	$160,451

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)
Unaudited

Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net income (Loss)	$(463)	$25,991
Adjustments to reconcile net income (loss) to cash provided
(used) by operating activities:
Depreciation and amortization	23,267	21,091
(Increase) in prepaid insurance	(1,900)	(1,999)
(Decrease) in accrued expenses	(2,469)	(2,456)
(Decrease) in lease deposit	-	(2,282)

Net Cash Provided (Used) by Operating Activities	18,435	40,345

Cash Flows from Financing Activities:
Payments on long-term debt	(16,542)	(9,040)

Net Cash (Used) by Financing Activities	(16,542)	(9,040)

Net Increase (Decrease) in Cash	1,893	31,305

Cash, Beginning of Period	95,515	49,197

Cash, End of Period	$97,408	$80,502

Interest Paid	$18,616	$20,155

Income Taxes Paid	$-	$-

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

NOTE 2.                      MORTGAGE PAYABLE

On June 25, 2013, the Company refinanced its mortgage for $410,173 with an interest rate of 5.49% and a maturity date of June 25, 2028. Total closing costs incurred were $8,341.

As of September 30, 2013, $405,765 of the mortgage payable was outstanding.

See accompanying notes to the unaudited financial statements.

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

During the third quarter of 2013, the Company began providing real estate and business consulting services as a means to generate revenue.  Currently, such services are provided solely by Mr. Church solely to one client, a family owned company founded in 1954 in which Mr. Church owns approximately 14% of the outstanding equity interests.  The ultimate scope of the Company’s consulting services cannot now be determined.

Another significant development during the third quarter of 2013 was the loss of Ananda’s primary tenant.  This loss resulted in a significant decline in Ananda’s revenues, which in turn materially adversely affected the Company’s financial performance.  Ananda is currently in the process of trying to secure a replacement tenant, or even sell its property.  The ultimate outcome of this situation cannot now be determined.

The Company became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.

Plan of Operation

           The Company generally expects to seek well-located properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort allow for the greatest appreciation on invested capital.  The properties and assets to be acquired by the Company will most likely include commercial, retail, residential and mixed-use properties.  Such properties and assets will less likely include office properties, and will almost certainly not include industrial properties.  Thus far, the Company has acquired only an interest in one property.  For a description of this sole property interest, see the section captioned “Item 2.  Properties” in the Company’s 2012 Annual Report on Form 10-K filed on April 12, 2013 with the U.S. Securities and Exchange Commission.

The Company will not limit itself geographically, except that the Company is targeting initial acquisitions located in the Houston, Texas area and eventually other parts of Texas.  However, as opportunities present themselves, the Company may focus its efforts on secondary and tertiary geographic markets throughout the United States, particularly in areas that have had significant declines in property values and thus possibly offer opportunities for significant appreciation.  The Company believes that distressed markets offer opportunities for the Company to acquire under-performing properties that it believes it has the capability of turning around and repositioning, thereby increasing cash flow, profitability and asset value. The Company believes it can successfully identify such potential target acquisitions based upon the depth and the breadth of the industry experience, contacts and industry knowledge of the Company’s current management.   While since its inception the Company has identified certain acquisitions that it would have like to have completed, the Company’s lack of funds has precluded the completion of such acquisitions.  The Company believes that its fairly new status as a public SEC reporting company will ease the Company’s ability to raise funds, and make the completion of acquisitions to be identified in the future more likely.  The Company is also considering other real estate properties whose values could be enhanced if held in a public entity.  However, the Company has no assurances that any financing, acquisitions or merger will occur.  Richard J. Church, the Company’s current sole executive officer and director, has the responsibility for identifying acquisitions or selecting acquisitions identified by other sources.  Mr. Church has extensive experience in the real estate industry through his various real estate enterprises.

While the Company has not yet identified any additional assets or properties or real estate projects to acquire, the Company believes that it is better able to consider numerous additional properties or projects since the Company has achieved status as a public SEC reporting company.  The Company is now receiving target acquisitions from a number of brokers and other real estate professionals and dealmakers with whom the Company’s current management has business relationships.  Moreover, potential acquisitions may be brought to the Company’s attention by sources as a result of being solicited by the Company through calls or mailings.  In no event will any of the Company’s existing or future officers, directors or shareholders or any entity with which they are affiliated be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an acquisition.

The Company does not have any specific property acquisition under consideration for which written offers have been made.  The Company has been approached by entities offering their properties for sale and other entities contemplating the merger of the Company with their non-public corporation, but these discussions have not evolved to the point where the Company has entered into any agreements in principle, much less any definitive agreements.  The Company will continue to identify and evaluate prospective property acquisition, performing business due diligence on prospective property acquisitions, traveling to and from the property and asset locations that represent prospective acquisitions, reviewing corporate, title, environmental, and financial documents and material agreements regarding prospective property acquisitions, selecting properties to acquire and striving to structure, negotiate and consummate acquisitions.  The Company will have certain burdens and costs with respect to these activities and certain additional risks associated with the subsequent integration of additional assets or properties into the Company’s operations.

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

For a description of the Company’s acquisition criterion and policies, see the sections captioned “Item 1. Business - Acquisition Selection” and “Item 1. Business - Policies with Respect to Certain Activities” in pre-effective Amendment No. 8 the Company’s 2012 Annual Report on Form 10-K filed on April 12, 2013 with the U.S. Securities and Exchange Commission.

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

Results of Operations – REO Plus, Inc.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues.  During the third quarter of 2013, the Company had revenues in the amount of $9,773 from fee income resulting from consulting services that the Company began to provide in this quarter.  The Company had no revenues during the third quarter of 2012.

Expenses.  During the third quarter of 2013, the Company had expenses in the amount of $10,413, nearly all from professional fees.  These expenses represent a decrease of $12,187 from expenses in the amount of $22,600 (all from professional fees) during the third quarter of 2012.  Nearly all of these professional fees during the third quarter of 2012 were for accounting and legal fees incurred in connection with the Registration Statement by which the Company became a publicly held corporation.  No work on this Registration Statement occurred during the first nine months of 2013, but instead only routine accounting and legal work in connection with the Company’s SEC reporting occurred during this time period, resulting in lower professional fees for the corresponding period a year earlier.

Net Loss from Operations.  As a result of the increase in revenues and decrease in expenses during the third quarter of 2013, the Company’s net loss from operations decreased to $640 during the third quarter of 2013 compared to $22,600 to during the third quarter of 2012.

Other Income (Expense).   During the third quarter of 2013, the Company had equity in loss of its unconsolidated affiliate, Ananda Investments, LLC (“Ananda”), in the amount of $4,183.  This equity in income of unconsolidated affiliate represents a $14,343 decrease from the equity in income of unconsolidated affiliate in the amount of $10,160 during the third quarter of 2012.  This decrease resulted from the loss of Ananda’s primary tenant during the early part of the third quarter of 2013.  During the third quarter of 2013, the Company had interest expense in the amount of $6,754.  Most of this interest was due to Richard J. Church, our sole director and officer, for working capital loans and the loan to purchase the ownership interest in Ananda.   The Company had interest expense in the amount of $5,114 during the third quarter of 2012.  The additional interest expense during the third quarter of 2013 relates to increases in loans made separately by Mr. Church and Akashic to fund the Company’s operating expenses.

Net loss.  In view of the increase in revenues and decrease in expenses (offset to some extent by the equity in loss of unconsolidated affiliate and higher interest expense), the Company had a net loss in the amount of $11,577 during the third quarter of 2013, or a per-share loss of $0.01, compared to net loss in the amount of $17,554 during the third quarter of 2012, or a per-share loss of $0.01.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Revenues.  During the first nine months of 2013, the Company had revenues in the amount of $9,773 from fee income resulting from consulting services that the Company began to provide during the third quarter of 2013.  The Company had no revenues during the first nine months of 2012.

Expenses.  During the first nine months of 2013, the Company had expenses in the amount of $59,983, nearly all from professional fees.  These expenses represent a decrease of $7,693 from expenses in the amount of $67,676 from professional fees during the first nine months of 2012, as the Company had only routine accounting and legal work during the first nine months of 2013 and none relating to the Registration Statement by which the Company became a publicly held corporation, as the Company had during the first nine months of 2012.

Net Loss from Operations.  As a result of the increase in revenues and decrease in expenses during the first nine months of 2013, the Company’s net loss from operations decreased to $50,210 during the first nine months of 2013 compared to $67,676 during the third quarter of 2012.

Other Income (Expense).   During the first nine months of 2013, the Company had equity in loss of unconsolidated affiliate in the amount of $185.  This equity in income of unconsolidated affiliate represents a decrease of $10,581 from equity in income of unconsolidated affiliate in the amount of $10,396 during the first nine months of 2012.  This decrease resulted from the loss of Ananda’s primary tenant during the early part of the third quarter of 2013.  During the first nine months of 2013, the Company had interest expense in the amount of $19,126.  Most of this interest was due to Richard J. Church, our sole director and officer, for working capital loans and the loan to purchase the ownership interest in Ananda.   The Company had interest expense in the amount of $14,141 during the first nine months of 2012.  The additional interest expense during the first nine months of 2013 relates to increases in loans made separately by Mr. Church and Akashic to fund the Company’s operating expenses.

Net loss.  In view of the revenues from fee income and lower expenses (offset to a large extent by loss in income of unconsolidated affiliate), the Company had a net loss in the amount of $69,521 during the first nine months of 2013, or a per-share loss of $0.04, compared to net loss in the amount of $71,421 during the first nine months of 2012, or a per-share loss of $0.04.
.
Results of Operations – Ananda Investments, LLC

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues.  During the third quarter of 2013, Ananda had revenues in the amount of $6,653.  These revenues represent a decrease of $36,714 from revenues in the amount of $43,367 during the third quarter of 2012.  This decrease resulted from the loss of Ananda’s primary tenant during the early part of the third quarter of 2013 and a payment of back rent of $23,210 during the third quarter of 2012.

Expenses.  During the third quarter of 2013, Ananda had expenses in the amount of $11,458, which is comparable to expenses in the amount of $11,272 during the third quarter of 2012.

Net Loss from Operations.  In view of the decrease in revenues, Ananda had net loss from operations in the amount of $4,805 during the third quarter of 2013 compared to net income from operations in the amount of $32,095 during the third quarter of 2012.

Other Income (Expense).  During the third quarter of 2013, Ananda had interest expense in the amount of $5,691, which represents a small decrease from interest expense in the amount of $6,694 during the third quarter of 2012.  This decrease resulted from a more favorable interest rate from a refinancing of Ananda’s property.  During the third quarter of 2013, Ananda had interest income in the amount of $38, while it had no interest income during the third quarter of 2012.

 Net Income.  In view of the significant decrease in revenues, Ananda had a net loss in the amount of $10,458 during the third quarter of 2013 compared to net income in the amount of $25,401 during the third quarter of 2012.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Revenues.  During the first nine months of 2013, Ananda had revenues in the amount of $56,135.  These revenues represent a decrease of $24,246 from revenues in the amount of $80,381 during the first nine months of 2012.  This decrease resulted from the loss of Ananda’s primary tenant during the early part of the third quarter of 2013 and a payment of back rent of $23,210 during the third quarter of 2012.

Expenses.  During the first nine months of 2013, Ananda had expenses in the amount of $38,090, which represents a small increase from expenses in the amount of $34,235 during the first nine months of 2012.  Generally, the Company experienced slight increases in all of its expense categories during the first nine months of 2013 compared to the same period in 2012.

Net Income from Operations.  In view of the significant decrease in revenues, Ananda had net income from operations in the amount of $18,045 during the first nine months of 2013 compared to net income from operations in the amount of $46,146 during the first nine months of 2012.

Other Income (Expense).  During the first nine months of 2013, Ananda had interest expense in the amount of $18,616, which represents a small decrease from interest expense in the amount of $20,155 during the first nine months of 2012.  This decrease resulted from a more favorable interest rate from a refinancing of Ananda’s property.  During the first nine months of 2013, Ananda had interest income in the amount of $108, while it had no interest income during the first nine months of 2012.

Net Income.  In view of the significant decrease in revenues, Ananda had a net loss in the amount of $463 during the first nine months of 2013 compared to net income in the amount of $25,991 during the first nine months of 2012.

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

The Company is currently trying to determine the scope of the acquisitions that it wishes to pursue.  The amount of capital that the Company will need will depend on the scope of the acquisitions that the Company ultimately decides to pursue, which is uncertain at this time.  However, for the Company to acquire any additional real estate properties, the Company would be required to undertake certain financing activities.  The sources for financing would most likely be private equity sources, such as institutional investors or wealthy individuals.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing.  The Company cannot assure anyone that additional financing will be available to it when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If the Company does not obtain additional financing, it will not be able to acquire any additional real estate properties, and perhaps will not even be able to stay in business for that matter.  If the Company does not obtain necessary additional financing, it may be constrained to attempt to sell the sole interest that it has heretofore acquired or additional interests that it may hereafter acquire.  However, the Company cannot assure anyone that it will be able to find interested buyers or that the funds received from any such sale would be adequate to fund the Company’s activities.  Under certain circumstances, the Company could be forced to cease its operations and liquidate its remaining assets, if any.  The Company cannot assure anyone that it will be successful in obtaining necessary capital and in its acquisition activities, although the Company believes that the procurement of additional financing and the completion of additional acquisitions will be easier in view of its fairly new status as a public SEC reporting company.

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

November 14, 2013