Form 10-K
period 2013-12-31
REO PLUS, INC.
filed 2014-03-31
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,869,000 as of March 31, 2014.

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

During the third quarter of 2013, the Company began providing real estate and business consulting services as a means to generate revenue.  Currently, such services are provided solely by Mr. Church solely to one client, his family’s  company, Southwestern Manfacturing Co., Inc. (“SWC”), founded in 1954 in which Mr. Church owns approximately 14% of the outstanding equity interests. SWC is currently conducting a major renovation of its Houston property located on the Southwest Freeway (I-69) at Chimney Rock.   The ultimate scope of the Company’s consulting services cannot now be determined.

Another significant development during the third quarter of 2013 was the loss of Amanda’s primary tenant.  This loss resulted in a significant decline in Ananda’s revenues, which in turn materially adversely affected the Company’s financial performance.  Ananda is currently in the process of trying to sell its property, and if it fails to do so, it intends to secure a replacement tenant.  In this connection, Ananda expects to consider a variety of possibilities, which could include the acquisition of an additional property to provide additional parking for the current property.  The ultimate outcome of this situation cannot now be determined.

The Company became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.

Industry Background

The Company's management believes that the United States economy is generally under control and anticipates the economy will continue to recover.  The national and Houston real estate markets began to improve in 2012. As of February 25, 2014 the S&P/Case-Schiller Dallas Home Price Index increased to a level of 132.80, above its previous mid 2007 high of 126.47, a 5% increase. The S&P/Case-Schiller 20-city Composite Home Price Index on February 25, 2014 was 165.82 relative to its low in 2010 of 134.07 (a 23% increase) but still below its high in 2006 of 206.52 (-20%).

Houston is now very active, especially in the East Montrose, Midtown area where the Company’s sole asset is located. Additionally, commercial interest rates are still low relative to rates previous to the 2007/2008 downturn, and this is anticipated to continue to sustain the Houston real estate market through 2014, although this could be changed by market factors.  The Company is seeking to partner with other companies with real estate assets in the East Montrose area to create parking for existing businesses and allow for the creation of new business opportunities in the area, which would also demand parking.

With the continued gradual resurgence of the United States and Texas economies and easing of capital restraints, properties acquired during this period should continue to experience a natural appreciation in value with greater demand than has been experienced in the last two (2) years. The Company feels that the forward looking U.S. stock market and the recent upward movement of the S&P/Case-Shiller Home Prices Index indicate the real estate market bottomed in 2010, is gradually climbing and that we are currently in a stronger real estate market cycle, which should be very healthy through 2014. Should interest rates remain historically low and the oil business continue to influence positive growth in the Houston area, it is anticipated that real estate opportunity and growth in Houston will continue into 2015 and beyond. Richard J. Church, the Company's current sole executive officer and director, is a veteran of the 1990s Houston real estate market when just such a bottoming and resurgence took place and being on the upward side of the 2007 to 2012 downturn believes we are now experiencing a similar real estate resurgence.

Strategy

The Company generally expects to seek well-located properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort allow for the greatest appreciation on invested capital.  This now includes the possibility, as given above, of partnering with other companies with real estate assets in the East Montrose area to create parking for existing businesses and allow for the creation of new business opportunities in the area, which would also demand parking.  The properties and assets to be acquired by the Company will most likely include land, commercial, retail, residential and mixed-use properties.  Such properties and assets will less likely include office properties, and will almost certainly not include industrial properties.  Thus far, the Company has acquired only an interest in one property.  See "Item 2. Properties" below.

The Company will not limit itself geographically, except that the Company is targeting initial acquisitions located in the Houston, Texas area, primarily in the East Montrose and Midtown area but may eventually pursue other parts of Texas.  Although the real estate market is generally not undervalued, the Company believes that there are always opportunities for distressed properties to offer opportunities for the Company to acquire under-performing properties that it believes it has the capability of turning around and repositioning, thereby increasing cash flow, profitability and asset value. The Company believes it can successfully identify such potential target acquisitions based upon the depth and the breadth of the industry experience, contacts and industry knowledge of the Company’s current management.   While since its inception the Company has identified certain acquisitions that it would have like to have completed, the Company’s lack of funds has precluded the completion of such acquisitions.  The Company believes that its fairly new status as a public SEC reporting company will ease the Company’s ability to raise funds, and make the completion of acquisitions to be identified in the future more likely.  The Company is also considering other real estate properties whose values could be enhanced if held in a public entity.  However, the Company has no assurances that any financing, acquisitions or merger will occur.  Richard J. Church, the Company’s current sole executive officer and director, has the responsibility for identifying acquisitions or selecting acquisitions identified by other sources.  Mr. Church has extensive experience in the real estate industry through his various real estate enterprises.  For a discussion of Mr. Church's real estate experience, see "Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act."

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

Acquisition Selection

As stated above, the Company's management will have broad discretion in identifying and selecting prospective target acquisitions, and acquisitions are not likely to be submitted to shareholders for their consideration, and approval or rejection.  The Company has not established any other specific attributes or criteria (financial or otherwise) for prospective target acquisitions.  In evaluating a prospective target acquisition, the Company's management will consider, among other factors, the following:

*	Management's understanding of conditions of the particular market;
*	Management's assessment of the attractiveness of the timing of the acquisition;
*	Management's assessment of the financial attractiveness of a particular target relative to other available targets, and its potential for upside appreciation and return on investment;
*	Capital requirements and management's assessment of the ability to finance a particular target;
*	Macro-economic trends;
*	Environmental risks;
*	Physical condition of the target;
*	Management's assessment of the ability to redevelop, improve and manage a particular target;
*	Occupancy in the target vs. market;
*	Tenant profile; and
*	Lease rollover.

The Company's policy will be to acquire assets primarily for possible capital gain.  The Company will not limit the amount or percentage of assets that will be invested in any specific property, and it will place no limits on the number or amount of mortgages that may be placed on any one piece of property.

These criteria are not intended to be exhaustive, and the Company's Board of Directors may change them without a vote of shareholders. Any evaluation relating to the merits of a particular acquisition will be based, to the extent relevant, on the above factors as well as other considerations believed relevant by the Company's management in effecting an acquisition consistent with the Company's business objective. In evaluating a prospective target acquisition, the Company will conduct an extensive due diligence review which will encompass, among other things, physical inspection of the property or assets, a review of all environmental, zoning, permitted use and title issues, and a review of all relevant financial and other information which is made available to the Company. This due diligence review will be conducted either by the Company's management or by unaffiliated third parties the Company may engage, although the Company has no current intention to engage any such third parties.

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

The Company expects to finance any future acquisition with a combination of a cash down payment and seller or third party financing, although the Company may in limited circumstances be able to satisfy a portion of the purchase price for a property with the Company's equity securities.  To fund future down payments, the Company will need to procure cash from a future private equity offering.  See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."  The Company has no assurance that it will be able to complete successfully such a private equity offering or obtain the additionally required seller or third party financing.

The Company has not yet hired any third party property management firms, but it may do so in the future.  Any such arrangement would be made upon commercially reasonable terms.  Nevertheless, the Company itself may manage all or some of its future properties.

To the extent the Company acquires financially poor assets or properties, the Company may be affected by numerous risks inherent in the business and operations of such properties or assets.  Although the Company's management will endeavor to evaluate the risks inherent in a particular property acquisition, the Company cannot assure anyone that the Company will properly ascertain or assess all significant risk factors.

Policies with Respect to Certain Activities

The following is a discussion of certain of the Company's investment, financing and other policies.  These policies have been determined by the Company's Board of Directors and, in general, may be amended or revised from time to time by the Company's Board of Directors without a vote of the Company's stockholders.

Issuance of senior securities

To the extent that the Company's Board of Directors determines to obtain additional capital, it may issue debt or equity securities, including senior securities.   Existing shareholders will have no preemptive rights to common or preferred stock issued in any securities offering by the Company, and any such offering might cause a dilution of a stockholder's investment in the Company.  Additional possible effects of such an offering are described in the risk factor captioned "Our failure to obtain needed additional capital in the future may result in our inability to finance future acquisitions and fund our working capital requirements."

Borrowing of money

The Company may use a number of different sources to finance the Company's acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by the Company's assets), property-level mortgage debt, common or preferred equity issuances or any combination of these sources, to the extent available to the Company, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that the Company incurs may be recourse or non-recourse and may be secured or unsecured. The Company also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to the Company. The Company may use the proceeds of the Company's borrowings to acquire assets, to refinance existing debt or for general corporate purposes. Although the Company is not required to maintain any particular leverage ratio, the Company intends, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes. The Company expects to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. The Company's certificate of formation and bylaws do not limit the amount of debt that the Company may incur. The Company's Board of Directors has not adopted a policy limiting the total amount of debt that the Company may incur. The Company's Board of Directors will consider a number of factors in evaluating the amount of debt that the Company may incur. If the Company adopts a debt policy, its Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of the Company's properties, general conditions in the market for debt and equity securities, fluctuations in the market price of the Company's common stock, growth and acquisition opportunities and other factors. The Company's decision to use leverage in the future to finance its assets will be at the Company's discretion and will not be subject to the approval of the Company's stockholders, and the Company is not restricted by the Company's governing documents or otherwise in the amount of leverage that the Company may use. Since its inception, the Company has acquired one property interest involving seller financing. See "Item 2. Properties" below.

Purchase and sale (or turnover) of investments

The Company does not currently intend to dispose of any of the Company's properties in the near future, although the Company reserves the right to do so if, based upon management's periodic review of the Company's portfolio, the Company's Board of Directors determines that such action would be in the Company's best interest.

Offering of securities in exchange for property

Although the Company has no current plans to do so, the Company may in the future issue shares of common stock or units in connection with acquisitions of property.  For issuances of shares in connection with acquisitions, the Company's Board of Directors will determine the timing and size of the issuances.  The Company's Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to the Company's then existing shareholders in connection with any such issuance. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.  Since its inception, the Company has acquired one property interest in exchange for the issuance of the Company's securities.  See " Item 2. Properties" below.

Shareholder reports

The Company does not intend to make annual or other reports to security holders except as required by the proxy rules of the U.S. Securities and Exchange Commission (the "Commission").    The annual reports required by these rules will contain financial statements certified by independent public accountants.  Inquiring persons will be directed to the Commission's web site for a review of all of the Company's filings.

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

The Company's certificate of formation and bylaws do not restrict any of the Company's directors, officers, stockholders or affiliates from having a pecuniary interest in an investment to be acquired or disposed of or transaction in which the Company has an interest, or from conducting, for their own account, business activities of the type the Company conducts.  Since its inception, the Company has acquired one property interest from the Company's sole officer and director.  See " Item 2. Properties” below.  However, the Company does not presently intend to engage in a similar transaction in the future, although this intention could change.  In the case of unlikely future transaction involving a related party, the Company's Board of Directors will review the relevant facts and circumstances (including whether the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party) before approving such transaction.  However, the Company cannot assure anyone that this policy will always be successful in protecting fully the interests of all shareholders.

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

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs"), when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against the Company for personal injury associated with ACMs. There may be ACMs at certain of the properties the Company acquires.

Americans with Disabilities Act

Certain properties the Company acquires may be required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for "public accommodations" and  "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties will be obligated by law to comply with the ADA provisions, and under the Company's leases will typically be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of such tenants to cover costs could be adversely affected and the Company could be required to expend its own funds to comply with the provisions of the ADA, which could adversely affect the Company's results of operations and financial condition and its ability to make distributions to shareholders. In addition, the Company will be required to operate its properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the Company's properties. The Company may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on the Company.

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

*	They do not have to give shareholders a vote on executive compensation, or a so-called "Say-on-Pay Vote."

An emerging growth company will lose its status as such on the earliest of the following:

*	The last day of the fiscal year in which the company had $1 billion or more in annual gross revenues
*	The last day of the fiscal year following the fifth anniversary of the company's initial public offering
*	The date on which the company has, during the previous three-year period, issued more than $1 billion in non-convertible debt
*	The date on which the company is deemed a "large accelerated filer."

Certain Federal Income Tax Consequences of Share Ownership

           The following is a general discussion of certain of the U.S. federal income tax consequences of holding and disposing of the Company's common stock by U.S. Holders and Non-U.S. Holders (each as defined below). This discussion is based on the Internal Revenue Code of 1986, as amended, or the Code, applicable Treasury regulations, administrative interpretations and court decisions all as in effect as of the date hereof, and all of which may change, possibly with retroactive effect. No ruling has been or will be sought from the Internal Revenue Service, or the IRS, as to the matters addressed herein, and the following summary is not binding on the IRS or the courts. As a result, the IRS could adopt a contrary position, and a court could sustain such a contrary position.

For purposes of this discussion, a "U.S. Holder" is a beneficial owner of the Company's common stock that is:

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

A "Non-U.S. Holder" is a beneficial owner of the Company's common stock that is not a U.S. Holder.

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

U.S. Holders

Distributions

Generally, a distribution by the Company with respect to the Company's common stock will be treated as a taxable dividend to the extent of the Company's current and accumulated earnings and profits (as determined under U.S. federal income tax principles). To the extent that the amount of a distribution exceeds the Company's current and accumulated earnings and profits, the excess will constitute a tax-free return of capital to the extent of a Holder's tax basis in the common stock, and thereafter as gain from the sale or exchange of such common stock, the taxation of which is described under the heading "Sales, Exchanges or Other Taxable Dispositions." Certain Holders (including individuals) may qualify for preferential U.S. federal income tax rates in respect of dividend income. Holders that are corporations may be eligible for a dividend-received deduction in respect of a dividend distribution.

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

To the extent that the amount of a distribution exceeds the Company's current and accumulated earnings and profits, the excess will constitute a tax-free return of capital to the extent of a Holder's tax basis in the common stock, and thereafter as gain from the sale or exchange of such common stock, the taxation of which is described under the heading 'Sales, Exchanges or Other Taxable Dispositions."

Sales, Exchange or Other Taxable Dispositions

Generally, a Non-U.S. holder will not be subject to U.S. federal income tax on a gain realized upon the sale, exchange or other disposition of the Company's common stock unless (i) such Non-U.S. Holder is an individual present in the United States for 183 days or more in the taxable year of the sale, exchange or other disposition and certain other conditions are met, (ii) the gain is effectively connected with such Non-U.S. Holder's conduct of a trade or business in the United States and, where a tax treaty so provides, the gain is attributable to a U.S. permanent establishment of such Non-U.S. Holder, or (iii) the Company is or has been a "U.S. real property holding corporation" for U.S. federal income tax purposes at any time during the shorter of the five-year period ending on the date of disposition or the period that the Non-U.S. Holder held the Company's common stock and either (a) the Company's common stock has ceased to be traded on an "established securities market" prior to the beginning of the calendar year in which the sale, exchange or other disposition occurs, or (b) the Non-U.S. Holder owns (actually or constructively) more than five percent of the Company's common stock (the "Five Percent Exception").   It is possible that the Company could become a "U.S. real property holding corporation", in which case gains from a disposition of the Company's common stock (including from a distribution in excess of the Company's current and accumulated earnings and profits and in excess of a Non-U.S. Holder's tax basis in its common stock) will be subject to tax under the Foreign Investment in Real Property Tax Act, or FIRPTA, unless the Non-U.S. Holder met the Five Percent Exception. If the gain on the disposition of common stock were to be subject to tax under FIRPTA, such Non-U.S. Holder would be required to file a U.S. federal income tax return and would be subject to U.S. federal income tax in the same manner as a U.S person with respect to the gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In that case, withholding tax at a rate of 10.0% of the proceeds of the sale could apply, which withholding tax would be creditable against such Non-U.S. Holder's U.S. federal income tax liability.

Recent Developments

Legislation has been enacted that will materially change the requirements for obtaining an exemption from U.S. withholding tax and impose withholding taxes on certain types of payments made to "foreign financial institutions" and certain other non-U.S. entities after December 31, 2013. In general, and depending on the specific facts and circumstances, the failure to comply with certain certification, information reporting and other specified requirements will result in a 30% withholding tax being imposed on "withholdable payments" to such institutions and entities, including payments of dividends and proceeds from the sale of the Company's common stock. Prospective investors should consult their tax advisors regarding this legislation and the potential implications of this legislation on their investment in the Company's common stock.

Newly enacted legislation may require certain U.S. Holders that are individuals, estates or trusts to pay an additional 3.8% tax on dividends received on, and on capital gains realized on a sale or other disposition of, the Company's common stock, for years beginning after December 31, 2013. U.S. Holders should consult their own tax advisors regarding the effect, if any, of this legislation on them.

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

Employees

The Company currently has no employees, and the Company expects that it will not have any employees until its business expands appreciably.  Richard J. Church, the Company's sole director and officer, is currently the only person providing labor services on behalf of the Company.  Mr. Church is not obligated to devote any specific number of hours to the Company's business, and he intends to devote only as much time to the Company's business as he believes necessary.  See the risk factors "Item 1A. Risk Factors - RISKS RELATED TO THE MANAGEMENT OF OUR BUSINESS."

Properties and Facilities

The only significant property that the Company owns at this time is the Company's interest in Ananda Investments, LLC, the Texas limited liability company, which owns a 5,793 sq. ft. building situated in the Montrose district near and west of downtown Houston, Texas.  See "Item 2. Properties" below.  For now and for the foreseeable future, Richard J. Church, the Company's sole director and officer, is making available gratuitously a small amount of office space for the Company's corporate offices.  If the Company's business expands appreciably, the Company will probably procure its own office space or will commence paying some reasonable fee to Mr. Church for providing office space.

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
*           Attract, retain and motivate qualified personnel

There can be no assurance that we will be successful in undertaking such activities.  Our failure to undertake successfully most of the activities described above could materially and adversely affect our business, prospects, financial condition and results of operations.  In addition, we could incur operating losses for the foreseeable future.  There can be no assurance that we will ever generate significant revenue, that we will ever generate positive cash flow from our operations or that (if ever attained) we will be able to sustain profitability in any future period.  Moreover, our business may fail for a variety of reasons, such as changes in market conditions, competition, the general economy, and the like.  Our shares should be regarded as speculative investments.  There is no assurance that investors will obtain any return on their investment, and investors will be subject to a risk of losing their entire investment.

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

We have made an election that allows us to delay the adoption of new or revised accounting standards.

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

We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or consummating acquisitions or investments on satisfactory terms.  Failures in identifying or consummating acquisitions would impair the pursuit of our business plan.  Shareholders ultimately may not like the location, lease terms or other relevant economic and financial data of any real properties, other assets or other companies that we may acquire in the future.  Moreover, our acquisition strategy could involve significant risks that could inhibit our growth and negatively impact our operating results, including the following: increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management's attention to expansion efforts; unanticipated costs and contingent or undisclosed liabilities associated with acquisitions; failure of acquired businesses to achieve expected results; and difficulties entering markets in which we have no or limited experience.   The consideration paid for our target acquisition may exceed fair market value, which may harm our financial condition and operating results.   The consideration that we pay will be based upon numerous factors, and the target acquisition may be purchased in a negotiated transaction rather than through a competitive bidding process. We cannot assure anyone that the purchase price that we pay for a target acquisition or its appraised value will be a fair price, that we will be able to generate an acceptable return on such target acquisition, or that the location, lease terms or other relevant economic and financial data of any properties that we acquire will meet acceptable risk profiles. We may also be unable to lease vacant space or renegotiate existing leases at market rates, which would adversely affect our returns on a target acquisition. As a result, our investments in our target acquisition may fail to perform in accordance with our expectations, which may substantially harm our operating results and financial condition.

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

We compete with many other entities engaged in real estate investment activities for acquisitions of desirable properties.  These competitors may drive up the price we must pay for real estate properties, other assets or other companies that we seek to acquire or may succeed in acquiring those companies or assets themselves.  In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy.  In particular, real estate investment trusts ("REITs") may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase.  This will result in increased demand for these assets and therefore increased prices paid for them.  If we pay higher prices for properties, our profitability will be reduced, and shareholders may experience a lower return on their investment.  Moreover, prices could become so lofty that we are unable to pay them (or we decide not to run the risks associated with these prices) such that we are effectively precluded from pursuing our business plan in a meaningful manner.

Rising operating expenses and decreases in rents at our properties could reduce our cash flow and funds available for future dividends.

Our properties will likely be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property's operating expenses. If our competitors offer space at rental rates below market rates, or below the rental rates we charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we charge in order to retain tenants when our tenants' leases expire.  Our properties could also be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses.  Such rise in operating expenses and loss of rents could reduce our cash flows and funds available for future dividends.

Failure of our tenants to pay rent could seriously harm our operating results and financial condition.

We may rely on rental payments from tenants of a target acquisition as a source of cash. At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy, insolvency, or failure to make rental payments when due could result in the termination of the tenant's lease and material losses to our company. A default by a large tenant on one of these properties could have a material adverse effect on our operating results and financial condition. In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property and prevents us from leasing that property by continuing to pay base rent for the balance of the term, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot assure anyone that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant was found, we would be able to enter into a new lease on favorable terms.

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

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials (or "ACMs"), when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against us for personal injury associated with ACMs. We may be required to make substantial capital expenditures if properties we acquire contain ACMs, and these expenditures could materially adversely affect us and our operating results and financial condition.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unexpected expenditures that materially adversely affect us.

Certain properties we acquire may be required to comply with the Americans with Disabilities Act of 1990, or the "ADA." The ADA has separate compliance requirements for "public accommodations" and  "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties will be obligated by law to comply with the ADA provisions, and under our net leases will typically be obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of such tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to shareholders. In addition, we will be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could materially adversely affect us and our operating results and financial condition.

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

Because management owns a large percentage of our outstanding stock, and cumulative voting and preemptive rights are denied to shareholders, shareholders' ability to influence our direction will be limited.

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

There can be no assurance that the current level of management will remain sufficient to perform all responsibilities necessary or beneficial for management to perform.  Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits.  There is no assurance that (if we need to) we will be successful in attracting highly qualified individuals in key management positions.  The inability to attract such individuals will be particularly felt if we experience rapid growth, in which case we will be exposed to the risks described in the risk factor captioned "Our failure to manage effectively any significant growth that we may experience could harm our operational results" above.

Our sole officer and director will allocate some portion of his time to other businesses thereby causing conflicts of interest in his determination as to how much time to devote to our affairs as well as other matters.

Richard J. Church, our current sole executive officer and director, is not required to commit his full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  Mr. Church is not obligated to devote any specific number of hours to our affairs.  If Mr. Church's other activities require him to devote more substantial amounts of time to them, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to pursue our business plan.  Additionally, Mr. Church and future company officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure anyone that these conflicts will be resolved in our favor.

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

Our Certificate of Formation has eliminated our directors' and officers' personal liability to the maximum extent permitted by law.  The corporation law of Texas allows a Texas corporation to indemnify each director, officer, agent and/or employee to the extent that certain standards are met, and our Certificate of Formation provides that each director is indemnified to the maximum extent permitted by law.  Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against.  Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons.  Further, the U.S. Securities and Exchange Commission (the "Commission") maintains that indemnification for liabilities arising under the Securities Act of 1933 (the "Securities Act") is against the public policy expressed in the Securities Act, and is therefore unenforceable pursuant to Section 14 of the Securities Act.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Although the Company has considered additional real estate properties, the Company's only asset acquired to date consists of 400 units of limited liability company member interest (the "Units") in Ananda Investments, LLC, a Texas limited liability company ("Ananda").  These Units were acquired from Richard J. Church, the Company's sole director and officer.  For additional information about the acquisition of the Units, see "Item 13 Certain Relationships and Related Transactions, and Director Independence" and the risk factor captioned "Our acquisition of our sole current property interest from the person who owns a controlling interest in our company that was not at arms-length may have caused us to complete this acquisition on terms less favorable than if it had been completed at arms-length."

The Units represent a 40% interest in Ananda.  Ananda was formed in 2004 to own a particular real estate property.  This property features a three-story building containing 5,793 sq. ft. situated on the southeast corner of 315 Fairview and Morgan, in the Montrose district, near and west of downtown Houston, Texas.  The American Planning Association has previously honored Montrose as one of the country's 10 great neighborhoods.  Until the third quarter of 2013, the entire property was leased to Fairview Cowboy Ventures, Inc., a Texas corporation ("Fairview") at a monthly rental rate of approximately $8,200 (for an effective annual per square foot rental rate of approximately $14.40) for the first year of the lease (with modest annual escalations thereafter).  Fairview operated the 2,076 sq. ft. first floor as a neighborhood bar and subleased the 3,713 sq. ft. second and third floors for a single residence.  A significant development during the third quarter of 2013 was the loss of Fairview as Amanda’s primary tenant.  This loss resulted in a significant decline in Ananda’s revenues, which in turn materially adversely affected the Company’s financial performance.  Ananda has continued a landlord-tenant relationship with the tenant on the second and third floors, but the rental rate for this space is less than the one for the first floor.  Until the loss of Fairview, the property had remained fully leased since the summer of 2007.

Ananda is currently in the process of trying to sell its property, and if it fails to do so, it intends to secure a replacement tenant.  In this connection, Ananda expects to consider a variety of possibilities, which could include the acquisition of an additional property to provide additional parking for the current property.  The ultimate outcome of this situation cannot now be determined.

Ananda has previously renovated this property, and currently has no intention of significant changes to or improvements of this property at this time, although this plan could change in view of the property’s need for an additional tenant.  As a result of its renovation, this property is believed to be in excellent condition.  Moreover, the Company believes that Ananda's property is adequately insured.  The Company also believes that Ananda will face fairly intense competition for tenants for its property.  However, the Company further believes that Ananda is probably in a fairly good competitive position relative to the Houston metropolitan market.

This property is exceptional to Houston and the country in the following ways:

*    It is situated in an historical, eclectic and more pedestrian area,
*    The property was originally built in the 1930's (with renovations beginning in 2006), and
*   Has an added third floor containing a 20 foot long by 5.5 feet tall butt glass window and an attached 641 ft. wooden outside deck, both providing a spectacular view of downtown.

The property has a federal depreciable tax base of approximately $588,000, and is being depreciated using a straight-line method over 27 and one-half years, resulting in an annual depreciation deduction of approximately $5,780.  Local authorities tax this property at a rate of approximately $0.2558961 per dollar of appraised value, resulting in annual property taxes of approximately $10,343.

In June 2013, Ananda re-financed its third party permanent financing.  The original principal amount of the re-financed indebtedness was $410,173.44.  This indebtedness accrues interest at the rate of 5.49% per annum, and is secured by the property.  It is being paid off at a 15-year amortization rate in monthly installments of $3,366.78 until June 23, 2028, at which time the final installment of all unpaid principal and all accrued and unpaid interest shall be due and payable in full.

Although the Company carries the Units on its balance sheet at their original cost in accordance with generally accepted accounting principles, substantive back-up obtained in connection with the acquisition of the Units indicates that the Units have a fair market value of approximately $274,000.  The back-up obtained in this connection includes a third party offer to buy the value of the Units for $240,000 through an offer to acquire the property for $1,000,000 and a current cash balance of Ananda attributable to the Units of approximately $34,000, Ananda’s property is currently on the market for a price that would yield to the Company an amount greater than the approximated fair market value of $274,000.

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

As of March 31, 2014, we had 77 common shareholders of record and 1,869,000 common shares outstanding.

We have not paid any cash dividends on the common stock, and we do not intend to pay any dividends for the foreseeable future.

Equity Compensation Plans

We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

Item 6.  Selected Financial Data.

Not applicable.

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of December 31, 2013 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Results of Operations – General

The Company was incorporated on August 10, 2009 for purposes of acquiring financially attractive real estate properties.  The Company made its first and heretofore only property acquisition in early January 2010.  This acquisition consisted of a 40% ownership interest in Ananda Investments, LLC, a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  Because it has owned only this single asset since 2010, the Company has limited financial results to report.   The Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law on April 5, 2012.  As permitted under Section 102(b)(1) of this Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards.  This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, the Company's financial statements may not be comparable to those of companies that comply with public company effective dates.

Results of Operations – REO Plus, Inc.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Revenues.  During fiscal 2013, the Company had revenues in the amount of $33,549 from consulting services.  During fiscal 2012, the Company had no revenues from this source (or any other source) as the Company began providing consulting services during fiscal 2013.

Expenses.  During fiscal 2013, the Company had expenses in the amount of $72,983 from professional fees.  These expenses represent a decrease of $15,662 the amount of $88,645 from professional fees during fiscal 2012.  During fiscal 2012, the Company was working on the registration statement by which the Company became a public company, and this work incurred considerable professional fees.  No work on this registration statement occurred during fiscal 2013, and this explains in large part the decline in professional fees in fiscal 2013.

Net Income from Operations.  Because the Company had revenues in fiscal 2013 and expenses for such fiscal year declined, the Company had a net loss from operations in the amount of $39,434 during fiscal 2013, compared to a net loss from operations in the amount of $88,645 during fiscal 2012.

Other Income (Expense).  During fiscal 2013, the Company had equity in loss of its unconsolidated affiliate, Ananda Investments, LLC, in the amount of $3,854.  This figure represents a $16,992  decrease from the equity in income of such unconsolidated affiliate in the amount of $13,138 during fiscal 2012.  This decrease resulted from a significant decrease in Ananda’s revenues when it lost its primary tenant during the third quarter of 2013.  During fiscal 2013, the Company had interest expense in the amount of $26,270.  This amount represents an increase of $6,494 from interest expense in the amount of $19,776 during fiscal 2012.  Of the $26,270 amount, $13,300 was due to Mr. Church as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.  The Company also accrued $13,300 in interest due to Mr. Church in fiscal 2012 for the same reason.  The remaining $12,970 of the $26,270 interest expense amount was due to Mr. Church and an entity controlled by him as consideration for loans made to the Company for operating expenses, and this amount represents the increase in interest expense from fiscal 2012 to fiscal 2013.

Net loss.  The Company had a net loss in the amount of $69,558 during fiscal 2013, or a per-share loss of $0.04, compared to net loss in the amount of $95,283 during fiscal 2012, or a per-share loss of $0.05.  The lower loss was the result revenues from consulting services during fiscal 2013 and the reduction in expenses in fiscal 2013, offset to some extent by the increase in equity in loss of Ananda in fiscal 2013 and the increase interest expense in fiscal 2013.

Results of Operations – Ananda Investments, LLC

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Revenues.  During fiscal 2013, Ananda had revenues in the amount of $66,035.  These revenues represent a decrease of $39,087 from revenues in the amount of $105,122 during fiscal 2012.  This decrease resulted from the loss of Ananda’s primary tenant during the third quarter of 2013.

Expenses.  During fiscal 2013, Ananda had expenses in the amount of $51,611.  These expenses represent an increase of $6,059 from expenses in the amount of $45,552 during fiscal 2012, as all categories of Ananda’s expenses increased somewhat during fiscal 2013.

Net Income from Operations.  In view of the significant decrease in revenues in fiscal 2013 and measureable increase in expenses in fiscal 2013, Ananda had net income from operations in the amount of $14,424  during fiscal 2013, compared to net income from operations in the amount of $59,570 during fiscal 2012.

Other Income (Expense).  During fiscal 2013, Ananda had net interest expense in the amount of $24,060.  This net interest expense represents a slight decrease from net interest expense in the amount of $26,725 during fiscal 2012, as Ananda refinanced its permanent financing at a more favorable interest rate.

Net Income.   In view of the preceding net income from operations and net interest expenses, Ananda had a net loss in the amount of $9,636 during fiscal 2013, compared to a net income in the amount of $32,845 during fiscal 2012.

Known Trends

Because of the steady improvement in domestic real estate markets across the board and specifically in Houston and the growth of the oil and gas business in Texas, discerning definite trends through 2014 seems reasonable.   Property values and property taxes are increasing in targeted markets, and the continuation of this trend seems likely, at least through 2014.  Rents and occupancy have been increasing slightly in targeted markets, but they could begin to decline if the domestic economy softens.  Management believes that most industry participants have assumed a definitely more aggressive approach in land, property acquisition and development.  The Company is evaluating opportunities on a property-by-property basis while anticipating perceived trends to continue at least through 2014, and it expects the business to support development to remain steady through 2016, although there can no assurances that the business climate will remain attractive during this period.  Another positive factor in today's market is the continued historical lower interest rates that may be fixed for a number of years (as the loan received by Ananda for a fifteen (15) year amortization) and that significantly reduce the expense of capital, and acquisition/refinancing loans are less difficult to obtain in today's market as there are more lenders with firming financial positions and loosened requirements for real estate than were available less than two (2) years ago.

Seasonal Effects and Effects of Inflation

Management believes that the real estate interest that it currently owns is not, and the ones that it will seek to acquire in the future will not be, subject to seasonal variations.  Management further believes that inflation will not affect the Company for the foreseeable future since the Company's financing is fixed through September 2014, although inflation may have greater effects in future years with increased interest rates, and in ways that cannot now be determined.

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

The Company has incurred losses since inception.  These losses have been financed by loans to the Company by Richard J. Church, the controlling stockholder of the Company, and an entity controlled by him.  The aggregate amount of the loans by Mr. Church to the Company now totals $290,960.  Of this amount, $170,960 was borrowed through fiscal 2012, $90,000 during fiscal 2013, and $30,000 during fiscal 2014 through March 20, 2014.  Further information about this outstanding amount can be found in “Item 13.  Certain Relationships and Related Transactions, and Director Independence – Related Transactions.”  Mr. Church has indicated that he intends to continue to loan funds to the Company for expenses in excess of revenues for the next 12 months, but he is under no legal obligation to do so.  Accordingly, he could stop making such loans at any time, and the Company would be constrained to find alternative sources of funds.  The Company has no assurance that it will be able to find such alternative sources.  Moreover, if Mr. Church decides to stop financing the Company’s expenses, he may also decide to sell all or some portion of his stock in the Company to one or more persons who may elect to discontinue the Company’s historical business and change the Company’s business focus.

Off-balance Sheet Arrangements

During the year ended December 31, 2013, we had no off-balance sheet arrangements.

Item 7A  Quantitative and Qualitative Disclosures About Market Risks

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

In performing the assessment, management noted the following:

*    We lack an independent audit committee
*   The staffing and supervision within our bookkeeping operations prevents us from segregating duties within our internal control system.
*    We have an insufficient number of independent directors

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of December 31, 2013, our company's internal controls over financial reporting were not effective.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such.  We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

General

 The authorized number of directors of the Company is presently fixed at one.  Each director will serve for a term of one year that expires at the following annual shareholders' meeting.  Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, the Company's policy is that directors will receive no remuneration for their services as such, but that the Company will reimburse directors for any expenses incurred in attending any directors meeting.   There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Current Management

The sole director and executive officer of the Company is Richard J. Church, who is 60 years old.  Mr. Church has served as the Company's sole director, and the Company's President, Treasurer and Secretary, since the Company's formation.  Mr. Church is not an "independent" director under any independence standards available to the Company.  In 1986, Mr. Church co-founded Church Realty, a commercial and investment real estate company involved in the acquisition, holding, disposition, brokerage and management of commercial and investment properties.  In 2004, Mr. Church dissolved Church Realty to pursue personal investments in real estate and securities, activities with respect to which he has continued through the present.  Essentially, Mr. Church has been a private investor for the past five years, holding certain positions in the ventures in which he has invested, such as the following:

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

*
Moreover, in addition to the other real estate activities discussed herein, since 2004 Mr. Church has made private equity investments in two companies involved in real estate related businesses, Home Director, Inc. and Xtreme Structures, Inc.  In addition, Mr. Church has made private equity investments in eight Chinese-oriented, six technology-oriented, one medical-oriented and one marketing-oriented companies.  These acquisitions helped hone Mr. Church's abilities to close acquisitions.

*
In addition, Mr. Church has been a licensed real estate agent for 22 years, has served on the Board of Directors of Southwestern Manufacturing Co., Inc. (an industrial products distributor, "SWC" herein) for over 30 years, acting as its real estate consultant on properties that SWC owns and manages.

Board Leadership Structure and Role in Risk Oversight

 During fiscal 2013, our Board of Directors did not have a chairman and did not require one, as our Board of Directors is comprised of a single member.  We believe that, if we add independent directors in the future, having a board chairman different from our chief executive officer would be best for our company and our stockholders.  We believe a chief executive officer's responsibility is to run the company, and a chairman's responsibility is to run the Board.  With any increasing director oversight, we believe that having an independent chairman whose sole job is leading the board would beneficial.  By having another director serve as chairman of the board, our chief executive officer will be able to focus his entire energy on running the company.

The Board of Directors is legally responsible for managing our business and affairs, including the oversight of risks that could affect us.  Because it is comprised of only one member who is part of management, the full Board cannot delegate the oversight of risks to any committees and cannot hold executive sessions during which executive management is not present and management's performance can be discussed and evaluated openly by non-management Directors.  The Board believes that, if it adds independent directors in the future, it will adopt the practice of holding executive sessions.  However, the timing of the expansion of the Board to include more independent directors is currently uncertain.

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

Code of Ethics

We have not adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions within our company.  Management believes that the Company's failure to adopt a code of ethics at this time is appropriate in view of our current size of business operations and staff.

Item 11. Executive Compensation.

As of the date of this Annual Report, the Company has paid no compensation to any member of management.  In addition, the Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its management or employees.  Management does not expect to pay any remuneration to itself (other than expense reimbursements) until such time as it is able to raise enough funds or has enough positive cash flow to do so.  Any salaries paid would be at market levels, consistent with any restrictions on salaries imposed by the investors providing the additional funds or by other financial constraints.  Notwithstanding the preceding, the Company's officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf to the extent that the Company has funds therefore.  Thus far, the Company has not had sufficient funds to reimburse its officers and directors.  We do not expect to have the benefit of one or more independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement for the foreseeable future.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The table set forth below contains certain information as of March 31, 2014 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 31, 2014 are treated as outstanding only for determination of the number and percent owned by such group or person.  The address for all persons listed in the table is 3014 McCulloch Circle, Houston, Texas 77056.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

The Company acquired its sole current property interest from Richard J. Church, the Company's sole director and officer for 934,500 shares of the Company's common stock and a promissory note in the amount of $190,000.  The promissory note bears interest at a rate of seven percent (7.0%) per annum, and requires quarterly payments of interest in the amount of $3,325.00, with a final balloon of all outstanding principal and interest due and payable on January 1, 2020.  As of December 31, 2013, the entire outstanding principal amount of the promissory note remained outstanding.

The Company's sole current property interest consists of 400 units of limited liability company member interest (the "Units") in Ananda Investments, LLC, a Texas limited liability company.  The transfer of these Units was effected by the execution and delivery of an assignment and assumption agreement in which Mr. Church agreed to transfer the Units free and clear of liens and encumbrances, but otherwise made no other representations, warranties or indemnities.  Mr. Church originally acquired these Units in 2004 for approximately $106,000.  Based on substantive back-up obtained in connection with the transactions described immediately preceding, Mr. Church believes that such transactions were commercially reasonable.  However, there can be no assurance that the terms and conditions of the interest acquisition are as favorable to us as those that could have been obtained in true arms-length negotiations.  Moreover, because Mr. Church is the sole member of the Company's management, there can be no assurance that the Company would enforce a claim against Mr. Church arising out of any problem related to the acquisition.  Although the Company carries the interest on its balance sheet at its original cost (less allocated losses) in accordance with generally accepted accounting principles, substantive back-up obtained in connection with the acquisition of the interest indicates that it has a fair market value of approximately $225,000.  The back-up obtained in this connection included a review of eight comparable properties for sale, two land comparables, an income capitalization analysis, and an analysis of cost to rebuild, and consultations with a qualified real estate broker.

To finance operating expenses, the Company has borrowed from Mr. Church and an entity controlled by him, a total of $290,960 on an unsecured basis from time to time.  Of this amount $170,960 was borrowed through fiscal 2012, $90,000 during fiscal 2013, and $30,000 during fiscal 2014 through March 20, 2014.  On February 10, 2014, the Company consolidated all indebtedness owed by it to Mr. Church (including accrued interest) in a single consolidation promissory note in the original principal amount of $295,943.  This promissory note accrues interest at a rate of 5% per annum. Accrued interest on the loans is due and payable in annual installments in the amount of $14,797.  The principal amount of the loans is due in a single balloon payment due and payable on February 9, 2017.    If the Company does not have funds to pay these amounts as they become due, Mr. Church could extend the payment date for such loans, or he could exercise the rights of a creditor, which could include the procurement of a judgment against the Company and the exercise of the rights of a judgment creditor against the assets of the Company.

Related Party Transactions Policies

We have not adopted any policies and procedures for the review, approval, or ratification of any related party transactions.  Our new management intends to adopt such procedures in due course, most likely in our current fiscal year.

Independence of Directors

Nasdaq Marketplace Rule 4200(a)(15) sets forth the standards regarding director independence for companies with securities included for trading in the NASDAQ Stock Market (the "NASDAQ").  Although our securities are not included for trading in the NASDAQ, we use the standards set forth in Rule 4200(a)(15) for determining whether or not each of our directors is "independent."  We have determined that, as of the date of this Annual Report, our sole director is not "independent" in accordance with the Rule 4200(a)(15) independence standards.

Item 14.  Principal Accountant Fees and Services.

Our independent auditors during fiscal 2013 and fiscal 2012 was MaloneBailey, LLP.  During fiscal 2013 and fiscal 2012, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31
	2013	2012
Audit Fees (1)	$25,500	$33,450
Audit-Related Fees	23,415	$22,300
Tax Fees	375	$-0-
All Other Fees	-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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

10.02	Form of Promissory Note is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 333-170054) filed with the SEC on February 11, 2013, Exhibit 10.01.
10.03
First Amendment to Promissory Notes dated February 5, 2013 by and between us, on the one hand, and Richard J. Church and Akashic Ventures, Inc., a Delaware corporation, on the other hand is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 333-170054) filed with the SEC on February 11, 2013, Exhibit 10.02.

10.04
Consolidation Balloon Promissory Note dated February 10, 2014 in the original principal amount of  $295,943.53 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 333-170054) filed with the SEC on March 25, 2014, Exhibit 10.01.

21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
31.02	Sarbanes Oxley Section 906 Certifications - filed herewith

REO Plus, Inc.
(A Texas Corporation)

Financial Statements

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
REO Plus, Inc.
Houston, Texas

We have audited the accompanying balance sheets of REO Plus, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 31, 2014

REO Plus, Inc.
(A Texas Corporation)

Balance Sheets

ASSETS
	December 31,
	2013	2012

Current Assets:
Cash	$27,812	$6,315
Prepaid expense	3,000	2,375

Total Current Assets	30,812	8,690

Investment in unconsolidated affiliate	63,068	66,922

Total Assets	$93,880	$75,612

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,500	$15,975
Notes payable, stockholders	470,960	380,960
Accrued interest, stockholders	17,021	9,720

Total Current Liabilities	494,481	406,655

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Accumulated deficit	(455,601)	(386,043)

Total Stockholders’ (Deficit) Equity	(400,601)	(331,043)

Total Liabilities and Stockholders’ (Deficit) Equity	$93,880	$75,612

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Operations
	For the Years Ended
	December 31,
	2013	2012

Revenues:
Consulting fees	$33,549	$-

Costs and Expenses:
Professional fees	72,983	88,645

Net (Loss) from Operations	(39,434)	(88,645)

Other Income (Expense):
Equity in (loss) income of
unconsolidated affiliate	(3,854)	13,138
Interest	(26,270)	(19,776)

Net (Loss) before
Income Tax	(69,558)	(95,283)

Income Tax (Provision) Benefit	-	-

Net (Loss)	$(69,558)	$(95,283)

Net (Loss) per Share	$(0.04)	$(0.05)

Fully Diluted (Loss) per Share	$(0.04)	$(0.05)

Weighted Average Shares Outstanding	1,869,000	1,869,000

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Changes in Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance,
January 1, 2012	1,869,000	$1,870	$53,130	$(290,760)	$(235,760)

Net loss
January 1, 2012 -
December 31, 2012	-	-	-	(95,283)	(95,283)

Balance,
December 31, 2012	1,869,000	1,870	53,130	(386,043)	(331,043)

Net loss
January 1, 2013 -
December 31, 2013	-	-	-	(69,558)	(69,558)

Balance,
December 31, 2013	1,869,000	$1,870	$53,130	$(455,601)	$(400,601)

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net Income (Loss)	$(69,558)	$(95,283)
Adjustments to reconcile net (loss) income
to cash used by operating activities:
Equity in loss (income) of unconsolidated
affiliate	3,854	(13,138)
(Increase) in prepaid expenses	(625)	(1,437)
(Decrease) Increase in accounts payable
and accrued expenses	(9,475)	7,450
Increase in accrued interest	7,301	3,070

Net Cash (Used) Provided by Operating Activities	(68,503)	(99,338)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	90,000	105,000

Net Cash Provided by Financing Activities	90,000	105,000

Net Increase (Decrease) in Cash	21,497	5,662

Cash, Beginning of Year	6,315	653

Cash, End of Year	$27,812	$6,315

Interest Paid	$18,969	$16,706

Income Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Schedules of Non-Cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2013	2012

Exchange of advances from stockholders for note payable	$-	$85,960

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 1.                      ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company had no operations through December 2013 other than its ownership of 40% of Ananda Investments, LLC, (“Ananda”)

During September 2013, the Company began providing consulting services.  Such services are rendered to a related party by the Company’s Chief Executive Officer.  Revenues from consulting services are attributable to one client.

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

Revenue Recognition

The Company recognizes revenue from consulting services when earned, according to the accrual basis of accounting.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $455,601 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 3.                      INVESTMENT IN AFFILIATE (Continued)

Summary financial results of Ananda for the years ended December 31, 2013 and 2012 are as follows:

Operations		Financial Position

	2013		2013	2012

Rental income	$66,035	Cash	$96,009	$95,515
Operating expenses	(75,671)	Other current assets	1,644	1,611
		Land, buildings and improvements	467,355	493,254
Net loss	$(9,636)	Other assets	8,063	3,703

Equity in loss of		Total Assets	$573,071	$594,083
unconsolidated affiliate	$(3,854)
		Deposits and accrued expenses	$14,149	$12,813
		Mortgage payable	401,253	413,965

	2012	Total Liabilities	415,402	426,778

Rental income	$105,122	Members' equity	277,845	277,845
Operating expenses	(72,277)	Accumulated deficit	(120,176)	(110,540)

Net income	$32,845	Total Equity	157,669	167,305

Equity in income of		Total Liabilities and Equity	$573,071	$594,083
unconsolidated affiliate	$13,138
		Investment in unconsolidated affiliate	$63,068	$66,922

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS

At December 31, 2013, notes payable stockholders consist of the following:

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2016	$85,960

Note payable to a corporation, bearing interest at
5% per annum; unsecured, principal and interest
due February 5, 2016	20,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due April 30, 2016	35,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due September 27, 2016	40,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due December 27, 2016	10,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due January 9, 2017	10,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due March 5, 2016	40,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due May 20, 2016	20,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due July 3, 2016	5,000

Note payable to an individual, bearing interest at
5% per annum; unsecured, principal and interest
due August 24, 2016	15,000

Note payable to an individual, bearing interest at
7% per annum; unsecured, interest due quarterly and
principal due January 1, 2020	190,000

$470,960

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

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

During 2013, the Company borrowed an additional $90,000 at 5% interest per annum from the majority shareholder.

On February 10, 2014, the Company received $30,000 in proceeds from a note due to its majority shareholder.  On the same date, the majority shareholder consolidated all of the notes payable to him into one promissory note.  The principal balance due to the majority shareholder upon consolidation is $290,960.  The note bears interest at 5% per annum and is due February 9, 2017.  Accrued interest on the notes of $5,541 was paid at the time of consolidation.

NOTE 5.                      INCOME TAX BENEFIT

The Company accounts for income taxes in accordance with ASC Topic 740 which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$51,877	$39,487
Less valuation allowance	(51,877)	(39,487)

	$-	$-

The Company has available at December 31, 2013, tax operating loss carryforwards of approximately $275,000, which may be applied against future taxable income and which expire in 2029 through 2033.

The Company recognizes interest accrued related to unrecognized that benefits in interest expense and penalties in operation expenses. During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties. The Company had no accrual for interest and penalties at December 31, 2013 and 2012.

Tax years from 2010 through 2013 are open to examination by the Internal Revenue Service.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 6.                      SUBSEQUENT EVENTS

On February 10, 2014, the Company repaid a $20,000 note payable due its corporate shareholder, together with accrued interest of $1,014.

On February 10, 2014, the Company received $30,000 in proceeds from a note due to its majority shareholder.  On the same date, the majority shareholder consolidated all of the notes payable to him into one promissory note.  The principal balance due to the majority shareholder upon consolidation is $290,960.  The note bears interest at 5% per annum and is due February 9, 2017.  Accrued interest on the notes of $5,541 was paid at the time of consolidation (See note 4).

Ananda Investments, LLC
(A Texas Limited Liability Company)

Financial Statements

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ananda Investments, LLC
Houston, Texas

We have audited the accompanying balance sheet of Ananda Investments, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of income and members’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2014

Ananda Investments, LLC
(A Texas Limited Liability Company)

Balance Sheets

	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$96,009	$95,515
Prepaid insurance	1,644	1,611

Total Current Assets	97,653	97,126

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(150,626)	(124,727)

Property and Equipment, net	467,355	493,254

Other Assets:
Deferred loan costs	8,063	3,703

Total Assets	$573,071	$594,083

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$10,849	$9,513
Current portion of long-term debt	18,842	13,435

Total Current Liabilities	29,691	22,948

Lease deposit	3,300	3,300
Long-term debt	382,411	400,530

Total Liabilities	415,402	426,778

Members' Equity	157,669	167,305

Total Liabilities and Members' Equity	$573,071	$594,083

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Operations and Members' Equity

	For the Years Ended
	December 31,
	2013	2012

Revenues:	$66,035	$105,122

Costs and Expenses:
Depreciation and amortization	29,880	28,121
Property taxes	10,849	9,172
Insurance	7,432	7,087
Repairs and maintenance	1,986	1,096
General and administrative	1,253	76
Utilities	211	-

Total Costs and Expenses	51,611	45,552

Net Income from Operations	14,424	59,570

Other Income (Expense):
Interest income	145	4
Interest expense	(24,205)	(26,729)

Net (Loss) Income	(9,636)	32,845

Members' Equity, Beginning of Year	167,305	134,460

Members' Equity, End of Year	$157,669	$167,305

The accompanying notes are an integral part of the financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net (loss) income	$(9,636)	$32,845
Adjustments to reconcile net (loss) income to cash provided
by operating activities:
Depreciation and amortization	29,880	28,121
Increase in prepaid insurance	(33)	(181)
Increase in accrued expenses	1,336	13
(Decrease) in lease deposit	-	(2,282)

Total Adjustments	31,183	25,671

Net Cash Provided by Operating Activities	21,547	58,516

Cash Flows from Financing Activities:
Deferred loan costs	(8,341)	-
Proceeds from long-term debt	410,173	-
Payments on long-term debt	(422,885)	(12,198)

Net Cash (Used) by Financing Activities	(21,053)	(12,198)

Net Increase in Cash	494	46,318

Cash, Beginning of Year	95,515	49,197

Cash, End of Year	$96,009	$95,515

Interest paid	$24,205	$26,729

The accompanying notes are an integral part of the financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

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

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Tax years open to examination by the Internal Revenue Service are 2010 through 2013.

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

NOTE 3.                      DEFERRED LOAN COST

At December 31, 2013 deferred loan costs consist of the following:

Deferred loan costs	$8,341

Accumulated amortization	(278)

$8,063

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 3.                      DEFERRED LOAN COST (Continued)

Future amortization of deferred loan costs is as follows:

2014	$556
2015	556
2016	556
2017	556
2018	556
Thereafter	5,283

$8,063
For the year ended December 31, 2013, amortization of deferred loan costs was $3,981.

NOTE 4.                      LONG-TERM DEBT

As of December 31, 2013 long-term debt consists of an installment note payable to a bank, bearing interest at 5.49% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas.  The note is payable in monthly installments of $3,367 and matures during June, 2028.

On December 31, 2013, long-term debt is as follows:

Note payable	$401,253

Less current portion	(18,842)

Long-term debt	$382,411

Maturities of long-term debt are as follows:

2014	$18,842
2015	19,903
2016	21,023
2017	22,207
2018	23,457
Thereafter	295,821

$401,253

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 4.                      LONG-TERM DEBT (Continued)

Total interest for the years ended December 31, 2013 and 2012 was $24,205 and $26,729, respectively.

NOTE 5.                      OPERATING LEASE COMMITMENTS

The Company leases residential space to a tenant under a noncancelable operating lease having a two-year term.  This lease commenced on July 1, 2012.  Future minimum rents for 2014 are $19,800.

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

	Level	Fair Value at December 31,
		2013	2012

Liabilities:
Long-term note, including current portion	2	$401,253	$413,965

Level 2 inputs are significant observable inputs that are primarily derived from or corroborated by observable market data.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REO PLUS, INC.
By:	/s/ Richard J. Church
Richard J. Church
President
Date: March 31, 2014

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Richard J. Church
Richard J. Church
Director, President and Treasurer (Principal executive officer, principal financial officer and principal accounting officer)
Date: March 31, 2014