Form 10-Q
period 2014-03-31
REO PLUS, INC.
filed 2014-05-15
CIK 1494582

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of May 14, 2014

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REO Plus, Inc.
(A Texas Corporation)

Unaudited Financial Statements

For the Three Months Ended March 31, 2014

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Balance Sheets

ASSETS
	March 31,	December 31,
	2014	2013

Current Assets:
Cash	$5,413	$27,812
Accounts receivable, no allowance considered necessary	1,743	$-
Prepaid expense	2,000	3,000

Total Current Assets	9,156	30,812

Investment in unconsolidated affiliate	60,181	63,068

Total Assets	$69,337	$93,880

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$19,441	$6,500
Notes payable, stockholders	290,960	280,960
Note payable, stockholder	190,000	190,000
Accrued interest, stockholders	1,886	17,021

Total Current Liabilities	502,287	494,481

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Accumulated deficit	(487,950)	(455,601)

Total Stockholders’ (Deficit) Equity	(432,950)	(400,601)

Total Liabilities and Stockholders’ (Deficit) Equity	$69,337	$93,880

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Statements of Operations

	For the Three Months Ended
	March 31,
	2014	2013

Revenues:
Consulting fees	$6,499	$-

Costs and Expenses:
Professional fees	29,268	36,065

Net Income (Loss) from Operations	(22,769)	(36,065)

Other Income (Expense):
Equity in income (loss) of
unconsolidated affiliate	(2,887)	2,814
Interest	(6,693)	(5,931)

Net Income (Loss) before
Income Tax	(32,349)	(39,182)

Income Tax (Provsion) Benefit	-	-

Net Income (Loss)	$(32,349)	$(39,182)

Net Income (Loss) per Share	$(0.02)	$(0.02)

Fully Diluted Income (Loss) per Share	$(0.02)	$(0.02)

Weighted Average Shares Outstanding	1,869,000	1,869,000

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)
Unaudited

Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net Income (Loss)	$(32,349)	$(39,182)
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Equity in (income) loss of unconsolidated
affiliate	2,887	(2,814)
Increase in accounts receivable	(1,743)	-
Decrease in prepaid expenses	1,000	1,437
Increase (Decrease) in accounts payable and
accrued expenses	12,941	4,006
(Decrease) in accrued interest	(15,135)	(2,610)

Net Cash (Used) Provided by Operating Activities	(32,399)	(39,163)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	30,000	50,000
Payments on notes payable to stockholders	(20,000)	-

Net Cash Provided by Financing Activities	10,000	50,000

Net Increase (Decrease) in Cash	(22,399)	10,837

Cash, Beginning of Period	27,812	6,315

Cash, End of Period	$5,413	$17,152

Interest Paid	$21,828	$8,542

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

NOTE 1.   ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  Through August 2013 the Company had no operations other than its acquisition of 40% of Ananda Investments, LLC, (“Ananda.”)  During the three months ended September 30, 2013, the Company began providing consulting services.

Basis of Presentation

The accompanying unaudited interim financial statements of REO Plus, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2013 and 2012 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended December 31, 2013 and 2012 as reported in the Company’s Form 10-K have been omitted.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Trade Accounts Receivable

Trade accounts receivable are recorded at the amount the Company expects to collect on outstanding balances at year-end.  Management closely monitors outstanding balances and provides an allowance for uncollectible amounts.  The Company’s credit terms are generally 30 days or less and there are no amounts outstanding over 90 days.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $487,950 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

NOTE 4.                      INVESTMENT IN AFFILIATE

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

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

NOTE 4.                      INVESTMENT IN AFFILIATE (Continued)

Summary financial results of Ananda for the three months ended March 31, 2014 and 2013 are as follows:

Operations
	March 31,	March 31,
	2014	2013

Rental income	$9,900	$24,741
Operating expenses	(17,117)	(17,706)

Net income	$(7,217)	$7,035

Equity in income of
unconsolidated affiliate	$(2,887)	$2,814

Summary financial position for Ananda for the three months ended March 31, 2014 and for the year ended December 31, 2013 follows:

Financial Position
	March 31,	December 31,
	2014	2013

Cash	$77,800	$96,009
Other current assets	6,502	1,644
Land, buildings and improvements	460,880	467,355
Other assets	7,924	8,063

Total Assets	$553,106	$573,071

Deposits and accrued expenses	$6,012	$14,149
Mortgage payable	396,642	401,253

Total Liabilities	402,654	415,402

Members' equity	277,845	277,845
Accumulated deficit	(127,393)	(120,176)

Total Equity	150,452	157,669

Total Liabilities and Equity	$553,106	$573,071

Investment in unconsolidated affiliate	$60,181	$63,068

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

NOTE 5.	NOTES PAYABLE, STOCKHOLDERS

At March 31, 2014, notes payable stockholders consist of the following:

Note payable to an individual, bearing interest at 5% per annum; unsecured, principal and interest due February 9, 2017	$290,960

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Three Months Ended March 31, 2014

Ananda Investments, LLC
(A Texas Limited Liability Company)

Balance Sheets
(Unaudited)
	March 31,	December 31,
	2014	2013

ASSETS

Current Assets:
Cash	$77,800	$96,009
Prepaid insurance	6,502	1,644

Total Current Assets	84,302	97,653

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(157,101)	(150,626)

Property and Equipment, net	460,880	467,355

Other Assets:
Deferred loan costs	7,924	8,063

Total Assets	$553,106	$573,071

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$2,712	$10,849
Current portion of long-term debt	19,102	18,842

Total Current Liabilities	21,814	29,691

Lease deposit	3,300	3,300
Long-term debt	377,540	382,411

Total Liabilities	402,654	415,402

Members' Equity	150,452	157,669

Total Liabilities and Members' Equity	$553,106	$573,071

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Income and Members' Equity
(Unaudited)
	For the Three Months Ended
	March 31,
	2014	2013

Revenues:	$9,900	$24,741

Costs and Expenses:
Depreciation and amortization	6,614	7,030
Property taxes	2,712	2,348
Insurance	1,886	1,834
Repairs and maintenance	298	75
Utilities	152	-

Total Costs and Expenses	11,662	11,287

Net (Loss) Income from Operations	(1,762)	13,454

Other Income (Expense):
Interest income	33	34
Interest expense	(5,488)	(6,453)

Net (Loss) Income	(7,217)	7,035

Members' Equity, Beginning of Period	157,669	167,305

Members' Equity, End of Period	$150,452	$174,340

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(7,217)	$7,035
Adjustments to reconcile net (loss) income to cash provided
(used) by operating activities:
Depreciation and amortization	6,614	7,030
(Increase) Decrease in prepaid insurance	(4,858)	(4,671)
(Decrease) Increase in accrued expenses	(8,137)	(7,165)

Total Adjustments	(6,381)	(4,806)

Net Cash (Used) Provided by Operating Activities	(13,598)	2,229

Cash Flows from Financing Activities:
Payments on long-term debt	(4,611)	(3,279)

Net Cash (Used) by Financing Activities	(4,611)	(3,279)

Net Increase (Decrease) in Cash	(18,209)	(1,050)

Cash, Beginning of Period	96,009	95,515

Cash, End of Period	$77,800	$94,465

Interest paid	$5,488	$6,453

Income Taxes Paid	-	-

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

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

The Company has no tax positions at March 31, 2014 and December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Tax years open to examination by the Internal Revenue Service are 2010 through 2013.

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

NOTE 3.                      DEFERRED LOAN COST

At March 31, 2014 deferred loan costs consist of the following:

Deferred loan costs	$8,341

Accumulated amortization	(417)

$7,924

Future amortization of deferred loan costs is as follows:

Twelve months ended March 31, 2015	$556
March 31, 2016	556
March 31, 2017	556
March 31, 2018	556
March 31, 2019	556
Thereafter	5,144

$7,924

For the three months ended March 31, 2014, amortization of deferred loan costs was $139.

NOTE 4.                      LONG-TERM DEBT

As of March 31, 2014 long-term debt consists of an installment note payable to a bank, bearing interest at 5.49% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas.  The note is payable in monthly installments of $3,367 and matures during June, 2028.

On March 31, 2014, long-term debt is as follows:

Note payable	$396,642

Less current portion	(19,102)

Long-term debt	$377,540

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2014

NOTE 4.                      LONG-TERM DEBT (Continued)

Maturities of long-term debt are as follows:

2015	$19,102
2016	20,177
2017	21,313
2018	22,513
2019	23,781
Thereafter	289,756

$396,642

Total interest for the three months ended March 31, 2014 and 2013 was $5,488 and $6,453 respectively.

NOTE 5.                      OPERATING LEASE COMMITMENTS

The Company leases residential space to a tenant under a noncancelable operating lease having a two-year term.  This lease commenced on July 1, 2012.  Future minimum rents for the remainder of the lease are $9,900.

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

During the third quarter of 2013, the Company began providing real estate and business consulting services as a means to generate revenue.  Currently, such services are provided solely by Mr. Church solely to one client, his family’s company, Southwestern Manufacturing Co., Inc. (“SWC”), founded in 1954 in which Mr. Church owns approximately 14% of the outstanding equity interests and acts as a director. SWC is currently conducting a major renovation of its Houston property located on the Southwest Freeway (I-69) at Chimney Rock.   The ultimate scope of the Company’s consulting services cannot now be determined, but any consulting performed by Mr. Church as a representative of the Company would be within the limitations set forth by the Real Estate License Act 1101.002.

The Company became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.

Plan of Operation

The Company generally expects to seek well-located properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort allow for the greatest appreciation on invested capital.  The properties and assets to be acquired by the Company will most likely include commercial, retail, residential and mixed-use properties.  Such properties and assets will less likely include office properties, and will almost certainly not include industrial properties.  Thus far, the Company has acquired only an interest in one property.  For a description of this sole property interest, see the section captioned “Item 2.  Properties” in the Company’s 2013 Annual Report on Form 10-K filed on March 31, 2014 with the U.S. Securities and Exchange Commission.

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

For a description of the Company’s acquisition criterion and policies, see the sections captioned “Item 1. Business - Acquisition Selection” and “Item 1. Business - Policies with Respect to Certain Activities” in pre-effective Amendment No. 8 the Company’s 2013 Annual Report on Form 10-K filed on March 31, 2014 with the U.S. Securities and Exchange Commission.

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

Results of Operations – REO Plus, Inc.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues.  During the first three months of 2014, the Company had revenues in the amount of $6,499 from fee income resulting from consulting services that the Company began to provide in the third quarter of 2013.  The Company had no revenues during the first three months of 2013.

Expenses.  During the first three months of 2014, the Company had expenses in the amount of $29,268 from professional fees.  These expenses represent a decrease of $6,797 from expenses in the amount of $36,065 for professional fees during the first three months of 2013, as a slightly lesser amount of professional services were needed during the first three months of 2014.

Net Loss from Operations.  As a result of the increase in revenues and decrease in expenses during the first three months of 2014, the Company’s net loss from operations decreased to $22,769 during the third quarter of 2013 compared to $36,065 during the first three months of 2013.

Other Income (Expense).   During the first three months of 2014, the Company had equity in loss of its unconsolidated affiliate, Ananda Investments, LLC, in the amount of $2,887. The preceding amount represents a decrease of $5,701 from equity in income of unconsolidated affiliate in the amount of $2,814 during the first three months of 2013, as Ananda’s financial performance decreased correspondingly from the earlier period to the latter.  During the first three months of 2014, the Company had interest expense in the amount of $6,693.  Of this amount, $3,325 was due to Mr. Church as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.  The Company also accrued this same amount of interest in the first three months of 2013 for the same reason.  The remaining $3,368 of the $6,693 interest expense amount was due to Mr. Church and an entity controlled by him as consideration for loans made to the Company for operating expenses.  This represents a slight increase of $762 in interest accrued in the first three months of 2014 for the same reason.

Net loss. In view of the preceding net loss from operations, equity in loss of its unconsolidated affiliate and interest expense, the Company had a net loss in the amount of $32,349 during the first three months of 2014, or a per-share loss of $0.02, compared to net loss in the amount of $39,182 during the first three months of 2013, or a per-share loss of $0.02.

Results of Operations – Ananda Investments, LLC

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues.  During the first three months of 2014, Ananda had revenues in the amount of $9,900.  These revenues represent a decrease in the amount of $14,841 from revenues in the amount of $24,741 during the first three months of 2013, due to the loss of Amanda’s primary tenant during the third quarter of 2013.

Expenses.  During the first three months of 2014, Ananda had expenses in the amount of $11,662, comparable to expenses in the amount of $11,287 during the first three months of 2013.

Net Loss from Operations. In view of the dramatic decrease in revenues, Ananda had a net loss from operations in the amount of $1,762 during the first three months of 2014, compared to net income from operations in the amount of $13,454 during the first three months of 2013, representing a change in the amount of $15,216.

Other Income (Expense).  During the first three months of 2014, Ananda had net interest expense in the amount of $5,455.  This net interest expense represents a slight decrease from net interest expense in the amount of $6,419 during the first three months of 2013, as Ananda enjoyed a lower interest rate on its re-financed indebtedness.

 Net Income.  In view of the dramatic decrease in revenues despite comparatively stable operating and interest expenses, Ananda had a net loss in the amount of $7,217 during the first three months of 2014, compared to net income in the amount of $7,035 during the first three months of 2013.

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
The Company has incurred losses since inception.  These losses have been financed by loans to the Company by Richard J. Church, the controlling stockholder of the Company, and an entity controlled by him.  The aggregate amount of the loans by Mr. Church to the Company now totals $300,960.  Of this amount, $170,960 was borrowed through fiscal 2012, $90,000 during fiscal 2013, and $40,000 during fiscal 2014 through April 7, 2014.  Further information about this outstanding amount can be found in “Item 13.  Certain Relationships and Related Transactions, and Director Independence – Related Transactions” in the Company’s 2013 Annual Report on Form 10-K filed on March 31, 2014 with the U.S. Securities and Exchange Commission.  Mr. Church has indicated that he intends to continue to loan funds to the Company for expenses in excess of revenues for the next 12 months, but he is under no legal obligation to do so.  Accordingly, he could stop making such loans at any time, and the Company would be constrained to find alternative sources of funds.  The Company has no assurance that it will be able to find such alternative sources.  Moreover, if Mr. Church decides to stop financing the Company’s expenses, he may also decide to sell all or some portion of his stock in the Company to one or more persons who may elect to discontinue the Company’s historical business and change the Company’s business focus.

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

May 15, 2014