Form 10-Q
period 2014-06-30
REO PLUS, INC.
filed 2014-08-14
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of August ___, 2014

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REO Plus, Inc.
(A Texas Corporation)
Balance Sheets
Unaudited

ASSETS
	June 30,	December 31,
	2014	2013

Current Assets:
Cash	$1,799	$27,812
Prepaid expense	1,000	3,000

Total Current Assets	2,799	30,812

Investment in unconsolidated affiliate	52,412	63,068

Total Assets	55,211	93,880

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,435	$6,500
Notes payable, stockholders	490,960	470,960
Accrued interest, stockholders	8,953	17,021

Total Current Liabilities	507,348	494,481

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Accumulated deficit	(507,137)	(455,601)

Total Stockholders’ (Deficit) Equity	(452,137)	(400,601)

Total Liabilities and Stockholders’ (Deficit) Equity	$55,211	$93,880

See accompanying notes to the unaudited financial statements

REO Plus, Inc.
(A Texas Corporation)
Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Consulting Fees	$5,467	$-	$11,966	$-

Costs and Expenses:
Professional fees	9,818	13,505	39,086	49,570

Net (Loss) Income from Operations	(4,351)	(13,505)	(27,120)	(49,570)

Other Income (Expense):
Equity in (loss) income of unconsolidated affiliate	(7,769)	1,184	(10,656)	3,998
Interest	(7,067)	(6,441)	(13,760)	(12,372)

Net (Loss) Income before
Income Tax	(19,187)	(18,762)	(51,536)	(57,944)

Income Tax (Provision) Benefit	-	-	-	-

Net (Loss) Income	$(19,187)	$(18,762)	$(51,536)	$(57,944)

Net (Loss) Income per Share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Fully Diluted (Loss) Income per Share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted Average Shares Outstanding	1,869,000	1,869,000	1,869,000	1,869,000

See accompanying notes to the unaudited financial statements

REO Plus, Inc.
(A Texas Corporation)
Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net (Loss) Income	$(51,536)	$(57,944)
Adjustments to reconcile net (loss) income to cash used by operating activities:
Equity in (income) loss of unconsolidated affiliate	10,656	(3,998)
Decrease (Increase) in prepaid expenses	2,000	2,375
(Decrease) Increase in accounts payable and accrued expenses	935	(9,932)
Increase (Decrease) in accrued interest, stockholders	(8,068)	(522)
Net Cash (Used) Provided by Operating Activities	(46,013)	(70,021)

Cash Flows from Financing Activities:

Proceeds from notes payable to stockholders	40,000	70,000

Payments of notes payable to stockholders	(20,000)	-

Net Cash Provided by Financing Activities	20,000	70,000

Net Increase (Decrease) in Cash	(26,013)	(21)

Cash, Beginning of Period	27,812	6,315

Cash, End of Period	$1,799	$6,294

Interest Paid	$21,828	$12,894

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements

REO Plus, Inc.
(A Texas Corporation)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2014

NOTE 1.                      ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company has had no operations other than its acquisition of 40% of Ananda Investments, LLC, (“Ananda.”)

During September 2013, the Company began providing business consulting services.  Such services are rendered to a related party by the Company’s Chief Executive Officer.  Revenues from consulting services are attributable to one client.

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

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $507,137 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
For the Six Months Ended June 30, 2014

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

Issuance of common stock	$27,500
Issuance of promissory note	190,000
217,500

Deemed dividend	(176,700)

Purchase price of investment in affiliate	$40,800

Summary financial results of Ananda for the three months and six months ended June 30, 2014 and 2013 are as follows:

Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Rental income	$3,300	$24,741	$13,200	$49,482
Operating expenses	(22,723)	(21,781)	(39,840)	(39,487)

Net (loss) income	$(19,423)	$2,960	$(26,640)	$9,995

Equity in (loss) income of unconsolidated affiliate	$(7,769)	$1,184	$(10,656)	$3,998

REO Plus, Inc.
(A Texas Corporation)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2014

NOTE 3.                      INVESTMENT IN AFFILIATE (Continued)

Summary financial position for Ananda for the six months ended June 30, 2014 and for the year ended December 31, 2013 follows:

Financial Position
	June 30,	December 31,
	2014	2013

Cash	$65,572	$96,009
Other current assets	4,676	1,644
Land, buildings and improvements	454,405	467,355
Other assets	7,785	8,063

Total Assets	$532,438	$573,071

Deposits and accrued expenses	$9,324	$14,149
Mortgage payable	392,085	401,253

Total Liabilities	401,409	415,402

Members' equity	277,835	277,845
Accumulated deficit	(146,806)	(120,176)

Total Equity	131,029	157,669

Total Liabilities and Equity	$532,438	$573,071

Investment in unconsolidated affiliate	$52,412	$63,068

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS

At June 30, 2014, notes payable stockholders consist of the following:

Note payable to an individual, bearing interest at 5% per annum; unsecured, principal and interest due February 9, 2017	$290,960

Note payable to an individual bearing interest at 5% per annum; unsecured, principal and interest due April 7, 2014	10,000

Note payable to an individual, bearing interest at 7% per annum; unsecured, interest due quarterly and principal due January 1, 2020.	190,000

$490,960

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Six Months Ended June 30, 2014

Ananda Investments, LLC
(A Texas Limited Liability Company)
Balance Sheets
Unaudited
	June 30,	December 31,
	2014	2013

ASSETS

Current Assets:
Cash	$65,572	$96,009
Prepaid insurance	4,676	1,644

Total Current Assets	70,248	97,653

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(163,576)	(150,626)

Property and Equipment, net	454,405	467,355

Other Assets:
Deferred loan costs	7,785	8,063

Total Assets	$532,438	$573,071

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$5,424	$10,849
Current portion of long-term debt	19,365	18,842

Total Current Liabilities	24,789	29,691

Lease deposit	3,900	3,300
Long-term debt	372,720	382,411

Total Liabilities	401,409	415,402

Members' Equity	131,029	157,669

Total Liabilities and Members' Equity	$532,438	$573,071
See accompanying notes to the unaudited financial statements

Ananda Investments, LLC
(A Texas Limited Liability Company)
Statements of Income and Members' Equity
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:	$3,300	$24,741	$13,200	$49,482

Costs and Expenses:
Depreciation and amortization	6,614	9,623	13,228	16,653
Property taxes	2,762	2,348	5,474	4,696
Insurance	1,926	1,865	3,812	3,699
Repairs and maintenance	5,142	1,509	5,440	1,584
Utilities	377	-	529	-
General and Administrative	384	-	384	-

Total Costs and Expenses	17,205	15,345	28,867	26,632

Net (Loss) Income from Operations	(13,905)	9,396	(15,667)	22,850

Other Income (Expense):
Interest income	27	36	60	70
Interest expense	(5,545)	(6,472)	(11,033)	(12,925)

Net (Loss) Income	(19,423)	2,960	(26,640)	9,995

Members' Equity, Beginning of Period	150,452	174,340	157,669	167,305

Members' Equity, End of Period	$131,029	$177,300	$131,029	$177,300

See accompanying notes to the unaudited financial statements

Ananda Investments, LLC
(A Texas Limited Liability Company)
Statements of Cash Flows
Unaudited
	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(26,640)	$9,995
Adjustments to reconcile net (loss) income to cash (used) provided by operating activities:
Depreciation and amortization	13,228	16,653
(Increase) in prepaid insurance	(3,032)	(2,805)
(Increase) in rents receivable	-	(3,247)
(Increase) in other receivable	-	(142)
(Decrease) in accrued expenses	(5,425)	(4,817)
Increase in lease deposit	600	-

Total Adjustments	5,371	5,642

Net Cash (Used) Provided by Operating Activities	(21,269)	15,637

Cash Flows from Financing Activities:
Acquisition of deferred loan costs	-	(8,341)
Payments on long-term debt	(9,168)	(413,965)
Proceeds of long-term debt	-	410,173

Net Cash (Used) by Financing Activities	(9,168)	(12,133)

Net (Decrease) Increase in Cash	(30,437)	3,504

Cash, Beginning of Period	96,009	95,515

Cash, End of Period	$65,572	$99,019

Interest paid	$11,033	$12,925

Income Taxes Paid	$-	$-

Non-cash Investing and Financing Activities

Reclassification of long-term debt to current portion of long-term debt	$523	$-

See accompanying notes to the unaudited financial statements

Ananda Investments, LLC
(A Texas Limited Liability Company)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2014

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

NOTE 2.                      LONG-TERM DEBT

As of June 30, 2014 long-term debt consists of an installment note payable to a bank, bearing interest at 5.49% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas and assignment of rents and leases related thereto.  The note is payable in monthly installments of $3,367 and matures during June, 2028.

On June 30, 2014, long-term debt is as follows:

Note payable	$392,085
Less current portion	(19,365)
Long-term debt	$372,720

Maturities of long-term debt are as follows:

2015	$19,365
2016	20,455
2017	21,607
2018	22,824
2019	24,109
Thereafter	283,725
$392,085

Total interest for the six months ended June 30, 2014 and 2013 was $11,033 and $12,925, respectively.

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

       The Company was formed by a Delaware corporation then known as “Akashic Ventures, Inc.” but now known as “Humanity Biotech, Inc.” (“Akashic”), for purposes of acquiring financially attractive real estate properties.  Akashic is a publicly held corporation that once filed reports with the Commission.  Akashic has been dormant from a business perspective since about the summer of 1997.  Richard J. Church acquired control of Akashic on May 18, 2008.  He is now the sole director and officer of Akashic.  Mr. Church is the sole promoter of the Company, and he is serving and expects to continue to serve for the foreseeable future as the Company's sole director, and the Company’s President, Treasurer and Secretary.

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

Results of Operations – REO Plus, Inc.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues.  During the second quarter of 2014, the Company had revenues in the amount of $5,467 from consulting services.  During the second quarter of 2013, the Company had no revenues from this source (or any other source) as the Company began providing consulting services during the third quarter of 2013.

Expenses.  During the second quarter of 2014, the Company had expenses in the amount of $9,818 from professional fees.  These expenses represent a decrease of $3,687 from expenses in the amount of $13,505 for professional fees during the second quarter of 2013.  This decrease resulted primarily from lower audit fees paid in 2014 compared to those paid during the corresponding period in 2013.

Net Loss from Operations.  Because the Company had revenues in the second quarter of 2014 and expenses for such quarter declined, the Company had a net loss from operations in the amount of $4.351 during the second quarter of 2014, compared to a net loss from operations in the amount of $13,505 during the second quarter of 2013.

Other Income (Expense).   During the second quarter of 2014, the Company had equity in loss of its unconsolidated affiliate, Ananda, in the amount of $7,769.  This equity in loss of unconsolidated affiliate represents a $8,953 decrease from the equity in income of unconsolidated affiliate in the amount of $1,184 during the second quarter of 2013 as Ananda’s financial performance decreased correspondingly from the earlier period to the latter.  During the second quarter of 2014, the Company had interest expense in the amount of $7,067.  All of this interest was due to Richard J. Church, our sole director and officer, and a Delaware corporation then known as “Akashic Ventures, Inc.” but now known as “Humanity Biotech, Inc.” (“Akashic”), an entity under the control of Mr. Church.   Of this amount, $3,325 was due to Mr. Church as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.  The Company also accrued this same amount of interest in the second quarter of 2013 for the same reason.  The remaining $3,742 of the $7,067 interest expense amount was due to Mr. Church as consideration for loans made to the Company for operating expenses.  This represents a slight increase of $626 in interest accrued in the second quarter of 2014 compared to the second quarter of 2013.

Net Loss.  In view of revenues and a decrease in expenses (offset largely by equity in loss of unconsolidated affiliate), the Company had a net loss in the amount of $19,187 during the second quarter of 2014, or a per-share loss of $0.01, compared to a net loss in the amount of $18,762 during the second quarter of 2013, or a per-share loss of $0.01.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues.  During the first six months of 2014, the Company had revenues in the amount of $11,966 from consulting services.  During the first six months of 2013, the Company had no revenues from this source (or any other source) as the Company began providing consulting services during the third quarter of 2013.

Expenses.  During the first six months of 2014, the Company had expenses in the amount of $39,086 from professional fees.  These expenses represent a decrease of $10,484 from expenses in the amount of $49,570 for professional fees during the first six months of 2013.  This decrease resulted primarily from lower legal, accounting and audit fees paid in 2014 compared to those paid during the corresponding period in 2013.

Net Loss from Operations.  Because the Company had revenues in the first six months of 2014 and expenses for such quarter declined, the Company had a net loss from operations in the amount of $27,120 during the first six months of 2014, compared to a net loss from operations in the amount of $49,570 during the first six months of 2013.

Other Income (Expense). During the first six months of 2014, the Company had equity in loss of its unconsolidated affiliate, Ananda, in the amount of $10,656.  This equity in loss of unconsolidated affiliate represents a $14,654 decrease from the equity in income of unconsolidated affiliate in the amount of $3,998 during the first six months of 2013 as Ananda’s financial performance decreased correspondingly from the earlier period to the latter.  During the first six months of 2014, the Company had interest expense in the amount of $13,760.  All of this interest was due to Mr. Church and Akashic for the seller-financing and loans for operating expenses described above.  Of this amount, $6,650 was due to Mr. Church as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.  The Company also accrued this same amount of interest in the first six months of 2013 for the same reason.  The remaining $7,110 of the $13,760 interest expense amount was due to Mr. Church and an entity controlled by him as consideration for loans made to the Company for operating expenses.  This represents a slight increase of $1,388 in interest accrued in the first six months of 2014 compared to the first six months of 2013.

Net loss.  In view of revenues and a decrease in expenses (offset largely by equity in loss of unconsolidated affiliate), the Company had a net loss in the amount of $51,536 during the first six months of 2014, or a per-share loss of $0.03, compared to a net loss in the amount of $57,944 during the first six months of 2013, or a per-share loss of $0.03.

Results of Operations – Ananda Investments, LLC

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues.  During the second quarter of 2014, Ananda had revenues in the amount of $3,300.  These revenues represent a decrease of $21,441 from revenues in the amount of $24,741 during the second quarter of 2013, due to the loss of Amanda’s primary tenant during the third quarter of 2013.

Expenses.  During the second quarter of 2014, Ananda had expenses in the amount of $17,205.  These expenses represent an increase of $1,860 from expenses in the amount of $15,345 during the second quarter of 2013.  The increase in repairs and maintenance represents the largest portion of the increase in expenses, offset to a large extent by a decrease in depreciation and amortization.

Net Income from Operations.  In view of the significant decrease in revenues and a small increase in expenses, Ananda had a net loss from operations in the amount of $13,905 during the second quarter of 2014, compared to net income from operations in the amount of $9,396 during the second quarter of 2013.

Other Income (Expense).  During the second quarter of 2014, Ananda had interest expense in the amount of $5,545.  This interest expense represents a slight decrease from interest expense in the amount of $6,472 during the second quarter of 2013.  During the second quarter of 2014, Ananda had interest income of $27 compared to interest income of $36 during the second quarter of 2013.

Net Income.  In view of the significant decrease in revenues and a small increase in expenses, Ananda had a net loss in the amount of $19,423 during the second quarter of 2014, compared to net income in the amount of $2,960 during the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues.  During the first six months of 2014, Ananda had revenues in the amount of $13,200.  These revenues represent a decrease of $36,282 from revenues in the amount of $49,482 during the first six months of 2013, due to the loss of Amanda’s primary tenant during the third quarter of 2013.

Expenses. During the first six months of 2014, Ananda had expenses in the amount of $28,867.  These expenses represent an increase of $2,235 from expenses in the amount of $26,632 during the first six months of 2013.  The increase in repairs and maintenance represents the largest portion of the increase in expenses, offset to a large extent by a decrease in depreciation and amortization.

Net Income from Operations.  In view of the significant decrease in revenues and a small increase in expenses, Ananda had a net loss from operations in the amount of $15,667 during the first six months of 2014, compared to net income from operations in the amount of $22,850 during the first six months of 2013.

Other Income (Expense).  During the first six months of 2014, Ananda had interest expense in the amount of $11,033.  This interest expense represents a slight decrease from interest expense in the amount of $12,925 during the first six months of 2013.  During the first six months of 2014, Ananda had interest income of $60 compared to interest income of $70 during the first six months of 2013.

Net Income.  In view of the significant decrease in revenues and a small increase in expenses, Ananda had a net loss in the amount of $26,640 during the first six months of 2014, compared to net income in the amount of $9,995 during the first six months of 2013.

Liquidity and Capital Requirements

. The Company began its pursuit of real estate acquisitions in 2010.  Currently, the Company has only one real estate interest.  The Company cannot assure anyone that it will be able to acquire any additional real estate properties due to the Company’s limited financial resources at the present.  The Company expects to finance any future acquisition with a combination of a cash down payment (probably 10% to 25% or more of the purchase price) and seller or third party financing (for the remaining approximately 75% to 90% of the purchase price), although the Company may in limited circumstances be able to satisfy a portion of the purchase price for a property with the Company’s equity securities.  The Company will need to procure cash to fund future down payments from a future private equity offering.  Moreover, the Company expects that its largest shareholder may be required to guarantee personally the Company’s seller or third party financing.

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

       The Company has incurred losses since inception.  These losses have been financed by loans to the Company by Richard J. Church, the controlling stockholder of the Company, and an entity controlled by him.  The aggregate amount of the loans by Mr. Church to the Company now totals $303,460.  Of this amount, $170,960 was borrowed through fiscal 2012, $90,000 during fiscal 2013, and $42,500 during fiscal 2014 through August 12, 2014.  Further information about this outstanding amount can be found in “Item 13.  Certain Relationships and Related Transactions, and Director Independence – Related Transactions” in the Company’s 2013 Annual Report on Form 10-K filed on March 31, 2014 with the U.S. Securities and Exchange Commission.  Mr. Church has indicated that he intends to continue to loan funds to the Company for expenses in excess of revenues for the next 12 months, but he is under no legal obligation to do so.

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

August ___, 2014