Form 10-Q
period 2014-09-30
REO PLUS, INC.
filed 2014-11-12
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of November 12, 2014

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REO Plus, Inc.
(A Texas Corporation)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2014

REO Plus, Inc.
(A Texas Corporation)

Balance Sheets
Unaudited

ASSETS
	September 30,	December 31,
	2014	2013

Current Assets:
Cash	$347	$27,812
Prepaid expense	-	3,000

Total Current Assets	347	30,812

Investment in unconsolidated affiliate	47,786	63,068

Total Assets	$48,133	$93,880

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$8,292	$6,500
Notes payable, stockholder	490,960	470,960
Accrued interest, stockholders	16,071	17,021

Total Current Liabilities	515,323	494,481

Stockholders’ (Deficit) Equity:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Accumulated deficit	(522,190)	(455,601)

Total Stockholders’ (Deficit) Equity	(467,190)	(400,601)

Total Liabilities and Stockholders’ (Deficit) Equity	$48,133	$93,880

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Consulting fees	$11,583	$9,773	$23,549	$9,773

Costs and Expenses:
Professional fees	14,892	10,270	53,978	59,840
General and administrative	-	143	-	143

Net (Loss) Income from Operations	(3,309)	(640)	(30,429)	(50,210)

Other Income (Expense):
Equity in (loss) income of
unconsolidated affiliate	(4,626)	(4,183)	(15,282)	(185)
Interest	(7,118)	(6,754)	(20,878)	(19,126)

Net (Loss) Income before
Income Tax	(15,053)	(11,577)	(66,589)	(69,521)

Income Tax (Provision) Benefit	-	-	-	-

Net (Loss) Income	$(15,053)	$(11,577)	$(66,589)	$(69,521)

Basic Net (Loss) Income per Share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Diluted (Loss) Income per Share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Basic and Diluted Weighted Average
Shares Outstanding	1,869,000	1,869,000	1,869,000	1,869,000

See accompanying notes to the unaudited financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (Loss) Income	$(66,589)	$(69,521)
Adjustments to reconcile net (loss) income to cash
used by operating activities:
Equity in (income) loss of unconsolidated affiliate	15,282	185
Decrease (Increase) in trade receivables	-	(9,773)
Decrease (Increase) in prepaid expenses	3,000	2,375
Increase (Decrease) in accounts payable and accrued expenses	1,792	(10,125)
(Decrease) Increase in accrued interest, stockholders	(950)	2,157

Net Cash (Used) Provided by Operating Activities	(47,465)	(84,702)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	40,000	90,000
Payments of notes payable to stockholders	(20,000)	-

Net Cash Provided by Financing Activities	20,000	90,000

Net Increase (Decrease) in Cash	(27,465)	5,298

Cash, Beginning of Period	27,812	6,315

Cash, End of Period	$347	$11,613

Interest Paid	$21,828	$16,969

Income Taxes Paid	$-	$-

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

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $522,190 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

REO Plus, Inc.
(A Texas Corporation)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2014

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

Issuance of common stock	$27,500
Issuance of promissory note	190,000
217,500

Deemed dividend	(176,700)

Purchase price of investment in affiliate	$40,800

Summary financial results of Ananda for the three months and nine months ended September 30, 2014 and 2013 are as follows:

Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Rental income	$11,700	$6,653	$24,900	$56,135
Operating expenses	(17,810)	(11,458)	(46,677)	(38,090)
Other income (expense)	(5,455)	(5,653)	(16,428)	(18,508)

Net (loss) income	$(11,565)	$(10,458)	$(38,205)	$(463)

Equity in (loss) income of
unconsolidated affiliate	$(4,626)	$(4,183)	$(15,282)	$(185)

NOTE 3.                      INVESTMENT IN AFFILIATE (Continued)

Summary financial position for Ananda as of September 30, 2014 and December 31, 2013 follows:

Financial Position
	September 30,	December 31,
	2014	2013

Cash	$71,438	$96,009
Other current assets	3,349	1,644
Land, buildings and improvements	447,931	467,355
Other assets	7,646	8,063

Total Assets	$530,364	$573,071

Deposits, accrued expenses, and deferred income	$23,436	$14,149
Mortgage payable	387,464	401,253

Total Liabilities	410,900	415,402

Members' equity	277,845	277,845
Accumulated deficit	(158,381)	(120,176)

Total Equity	119,464	157,669

Total Liabilities and Equity	$530,364	$573,071

Investment in unconsolidated affiliate	$47,786	$63,068

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS

At September 30, 2014, notes payable stockholders consist of the following:

Note payable to an individual, bearing interest at 5% per annum;
unsecured, interest due annually and principal due February 9, 2017	$290,960

Note payable to an individual bearing interest at 5% per annum;
unsecured, interest due annually and principal due April 6, 2017	10,000

Note payable to an individual, bearing interest at 7% per annum:
unsecured, interest due quarterly and principal due January 1, 2020.	190,000

$490,960

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS(Continued)

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2014

Ananda Investments, LLC
(A Texas Limited Liability Company)

Balance Sheets
Unaudited

	September 30,	December 31,
	2014	2013

ASSETS

Current Assets:
Cash	$71,438	$96,009
Prepaid insurance	3,349	1,644

Total Current Assets	74,787	97,653

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(170,050)	(150,626)

Property and Equipment, net	447,931	467,355

Other Assets:
Deferred loan costs	7,646	8,063

Total Assets	$530,364	$573,071

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$8,136	$10,849
Deferred income	5,700	-
Current portion of long-term debt	19,877	18,842

Total Current Liabilities	33,713	29,691

Lease deposit	9,600	3,300
Long-term debt	367,587	382,411

Total Liabilities	410,900	415,402

Members' Equity	119,464	157,669

Total Liabilities and Members' Equity	$530,364	$573,071

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Operations and Members' Equity
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:	$11,700	$6,653	$24,900	$56,135
Commissions	(3,900)	-	(3,900)	-

Net Revenues	7,800	6,653	21,000	56,135

Costs and Expenses:
Depreciation and amortization	6,613	6,614	19,841	23,267
Property taxes	2,662	2,348	8,136	7,044
Insurance	1,926	1,867	5,738	5,566
Repairs and maintenance	1,822	-	7,262	1,584
Utilities	360	-	889	-
General and administrative	527	629	911	629

Total Costs and Expenses	13,910	11,458	42,777	38,090

Net (Loss) Income from Operations	(6,110)	(4,805)	(21,777)	18,045

Other Income (Expense):
Interest income	23	38	83	108
Interest expense	(5,478)	(5,691)	(16,511)	(18,616)

Net (Loss) Income	(11,565)	(10,458)	(38,205)	(463)

Members' Equity, Beginning of Period	131,029	177,300	157,669	167,305

Members' Equity, End of Period	$119,464	$166,842	$119,464	$166,842

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net (loss) income	$(38,205)	$(463)
Adjustments to reconcile net (loss) income to cash (used)
provided by operating activities:
Depreciation and amortization	19,841	23,267
(Increase) in prepaid insurance	(1,705)	(1,900)
(Decrease) in accrued expenses	(2,713)	(2,469)
Increase in deferred income	5,700	-
Increase in lease deposit	6,300	-

Net Cash (Used) Provided by Operating Activities	(10,782)	18,435

Cash Flows from Financing Activities:
Payments on long-term debt	(13,789)	(16,542)

Net Cash (Used) by Financing Activities	(13,789)	(16,542)

Net (Decrease) Increase in Cash	(24,571)	1,893

Cash, Beginning of Period	96,009	95,515

Cash, End of Period	$71,438	$97,408

Interest Paid	$16,511	$18,616

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2014

NOTE 1.                      ORGANIZATION AND BACKGROUND

Ananda Investments, LLC (“the Company”) was organized in Texas on March 26, 2004 for the purpose of investing in real estate.  The Company owns and operates a building located in Houston, Texas.

The accompanying unaudited interim financial statements of Ananda Investments, LLC have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2013 and 2012 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended December 31, 2013 and 2012 as reported in the Company’s Form 10-K have been omitted.

NOTE 2.                      LONG-TERM DEBT

As of September 30, 2014 long-term debt consists of an installment note payable to a bank, bearing interest at 5.49% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas and assignment of rents and leases related thereto.  The note is payable in monthly installments of $3,367 and matures during June 2028.

On September 30, 2014, long-term debt is as follows:

Note payable	$387,464
Less current portion	(19,877)

Long-term debt	$367,587

Maturities of long-term debt are as follows:

2015	$19,877
2016	20,738
2017	21,905
2018	23,138
2019	24,441
Thereafter	277,365

$387,464

Total interest for the nine months ended September 30, 2014 and 2013 was $16,511 and $18,616, respectively.

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

Results of Operations – REO Plus, Inc.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues.  During the third quarter of 2014, the Company had revenues in the amount of $11,583 from fee income compared to $9,773 from fee income during the third quarter of 2013.

Expenses.  During the third quarter of 2014, the Company had expenses in the amount of $14,892, all from professional fees.  These expenses represent an increase of $4,479 from expenses in the amount of $10,413 (nearly all from professional fees) during the third quarter of 2013.

Net Loss from Operations.  As a result of the increase in expenses (offset to some extent by an increase in revenues) during the third quarter of 2014, the Company’s net loss from operations increased to $3,309 during the third quarter of 2014 compared to a net loss from operations of $640 during the third quarter of 2013.

Other Income (Expense).   During the third quarter of 2014, the Company had equity in loss of its unconsolidated affiliate, Ananda Investments, LLC (“Ananda”), in the amount of $4,626.  This equity in loss of unconsolidated affiliate represents a slight increase from the equity in loss of its unconsolidated affiliate in the amount of $4,183 during the third quarter of 2013.   During the third quarter of 2014, the Company had interest expense in the amount of $7,118.  Most of this interest was due to Richard J. Church, our sole director and officer, for working capital loans and the loan to purchase the ownership interest in Ananda.   The Company had interest expense in the amount of $6,754 during the third quarter of 2013.

Net loss.  In view of the increase in net loss from operation and the increase in the equity in loss of unconsolidated affiliate and interest expense, the Company had a net loss in the amount of $15,053 during the third quarter of 2014, or a per-share loss of $0.01, compared to net loss in the amount of $11,577 during the third quarter of 2013, or a per-share loss of $0.01.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues.  During the first nine months of 2014, the Company had revenues in the amount of $ 23,549 from fee income resulting from consulting services.  The Company had revenues in the amount of $9,773 from fee income resulting from consulting services during the first nine months of 2013, as the Company commenced providing such services only during the third quarter of 2013.

 Expenses.  During the first nine months of 2014, the Company had expenses in the amount of $53,978, all from professional fees.  These expenses represent a decrease of $6,005 from expenses in the amount of $59,983 (nearly all from professional fees) during the first nine months of 2013.

Net Loss from Operations.  As a result of the increase in revenues and decrease in expenses during the first nine months of 2014, the Company’s net loss from operations decreased to $30,429 during the first nine months of 2014 compared to $50,210 during the third quarter of 2013.

Other Income (Expense).   During the first nine months of 2014, the Company had equity in loss of unconsolidated affiliate in the amount of $15,282.  This equity in loss of unconsolidated affiliate represents an increase of $15,097 from equity in income of unconsolidated affiliate in the amount of $185 during the first nine months of 2013.  This decrease resulted from the loss of Ananda’s primary tenant during the third quarter of 2013.  During the first nine months of 2014, the Company had interest expense in the amount of $20,878.  Most of this interest was due to Richard J. Church, our sole director and officer, for working capital loans and the loan to purchase the ownership interest in Ananda.   The Company had interest expense in the amount of $19,126 during the first nine months of 2013.

Net loss.  In view of the increase in revenues from fee income and lower expenses (offset to a large extent by an increase in equity in loss of unconsolidated affiliate), the Company had a net loss in the amount of $66,589 during the first nine months of 2014, or a per-share loss of $0.04, compared to net loss in the amount of $69,521 during the first nine months of 2013, or a per-share loss of $0.04.

Results of Operations – Ananda Investments, LLC

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues.  During the third quarter of 2014, Ananda had revenues in the amount of $11,700.  These revenues represent an increase of $5,047 from revenues in the amount of $6,653 during the third quarter of 2013.  This increase resulted from the Ananda’s procurement of a primary tenant during the third quarter of 2014.

Expenses.  During the third quarter of 2014, Ananda had expenses in the amount of $17,810, which represents an increase of $6,352 from expenses in the amount of $11,458 during the third quarter of 2013, as Ananda had expenses relating to repairs and maintenance, and leasing commissions during the third quarter of 2014 that it did not have during the third quarter of 2013.

Net Loss from Operations.  In view of the increase in expense offset to some extent by an increase in revenues, Ananda had a net loss from operations in the amount of $6,110 during the third quarter of 2014 compared to net loss from operations in the amount of $4,805 during the third quarter of 2013.

Other Income (Expense).  During the third quarter of 2014, Ananda had interest expense in the amount of $5,478, which represents a small decrease from interest expense in the amount of $5,691 during the third quarter of 2013.   During the third quarter of 2014, Ananda had interest income in the amount of $23 compared to interest income in the amount of $38 during the third quarter of 2013.

 Net Income.  In view of the increase in expense offset to some extent by an increase in revenues, Ananda had a net loss in the amount of $11,565 during the third quarter of 2014 compared to a net loss in the amount of $10,458 during the third quarter of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues.  During the first nine months of 2014, Ananda had revenues in the amount of $24,900.  These revenues represent a decrease of $31,235 from revenues in the amount of $56,135 during the first nine months of 2013.  This decrease resulted from the loss of Ananda’s primary tenant during the third quarter of 2013.

Expenses.  During the first nine months of 2014, Ananda had expenses in the amount of $46,677, which represents an increase of $8,587 from expenses in the amount of $38,090 during the first nine months of 2013.  Generally, the Company experienced slight increases in nearly all of its expense categories during the first nine months of 2014 compared to the same period in 2013, except that it had a significantly larger expense for repairs and maintenance during the third quarter of 2014 compared to the third quarter of 2013, and it had leasing commissions during the third quarter of 2014 that it did not have during the third quarter of 2013.  Depreciation and amortization declined appreciably during the third quarter of 2014 compared to the third quarter of 2013.

Net Income from Operations.  In view of the significant decrease in revenues and a significant increase in expenses, Ananda had a net loss from operations in the amount of $21,777 during the first nine months of 2014 compared to net income from operations in the amount of $18,045 during the first nine months of 2013.

Other Income (Expense).  During the first nine months of 2014, Ananda had interest expense in the amount of $16,511, which represents a decrease in the amount of $2,105 from interest expense in the amount of $18,616 during the first nine months of 2013.   During the first nine months of 2014, Ananda had interest income in the amount of $83, while it had interest income in the amount of $108 during the first nine months of 2013.

Net Income.  In view of the significant decrease in revenues and a significant increase in expenses, Ananda had a net loss in the amount of $38,205 during the first nine months of 2014 compared to a net loss in the amount of $463 during the first nine months of 2013.

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

The Company has incurred losses since inception.  These losses have been financed by loans to the Company by Richard J. Church, the controlling stockholder of the Company, and an entity controlled by him.  The aggregate amount of the loans by Mr. Church to the Company now totals $300,960.  Of this amount, $170,960 was borrowed through fiscal 2012, $90,000 during fiscal 2013, and $40,000 during fiscal 2014 through November 11, 2014.  Further information about this outstanding amount can be found in “Item 13.  Certain Relationships and Related Transactions, and Director Independence – Related Transactions” in the Company’s 2013 Annual Report on Form 10-K filed on March 31, 2014 with the U.S. Securities and Exchange Commission.  Mr. Church has indicated that he intends to continue to loan funds to the Company for expenses in excess of revenues for the next 12 months, but he is under no legal obligation to do so.

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

November 12, 2014