Form 10-K
period 2014-12-31
REO PLUS, INC.
filed 2015-02-06
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,869,000 as of February 2, 2015.

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

PART I
Item 1.  Business.

Introduction

 REO Plus, Inc. (the "Company") was incorporated on August 10, 2009 under the laws of the State of Texas.  The address of the Company is 3014 McCulloch Circle, Houston, Texas 77056, and its telephone number is 713/478-3832.

The Company was formed by a Delaware corporation then known as “Akashic Ventures, Inc.” but now known as “Humanity Biotech, Inc.” (“Akashic”), for purposes of acquiring financially attractive real estate properties.  Akashic is a publicly held corporation that once filed reports with the Commission.  Akashic has been dormant from a business perspective since about the summer of 1997.  Richard J. Church acquired control of Akashic on May 18, 2008.  He is now the sole director and officer of Akashic.  Mr. Church is the sole promoter of the Company, and he is and has been serving as the Company's sole director, and the Company’s President, Treasurer and Secretary.

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

Industry Background

The Company's management believes that the United States economy is generally under control and anticipates the economy will continue to recover.  The national and Houston real estate markets began to improve in 2012. As of December 30, 2014 the S&P/Case-Schiller Dallas Home Price Index increased to a level of 142.56, above its previous mid 2007 high of 126.47, a 12.7% increase. The S&P/Case-Schiller 20-city Composite Home Price Index on December 30, 2014 was 173.36 relative to its low in 2010 of 134.07 (a 29.3% increase) but still below its high in 2006 of 206.52 (-16%).

Comparison of S&P/Case-Schiller “20-City Vs Dallas” Composite Home price Index

The Houston real estate market seemingly remains very active, especially in the East Montrose, Midtown area where the Company’s sole asset is located. Additionally, commercial interest rates are still low relative to rates previous to the 2007/2008 downturn, and this is anticipated to continue to sustain the Houston real estate market through 2015, although growth of the period from 2012 until current is expected to slow and possibly decline in the near term due to the recent significant drop in prices of oil. The Company was seeking and is still open to partner with other companies with real estate assets in the East Montrose area to create parking for existing businesses and allow for the creation of new business opportunities in the area, which would also demand parking. This project has been slow to develop and the Company is also looking to pursue other opportunities.

The drop in oil prices offsetting the continued gradual resurgence of the United States and Texas economies puts the opportunities for the acquisition of Texas real estate more in question.   Therefore, potential acquisition of well selected properties and projects in 2015 will take this mitigating factor into consideration when analyzing real estate opportunities.  On the positive side, real estate financing still benefits from historically low interest rates and any fall in real estate values may present a buying opportunity for the Company.  Should interest rates remain historically low and should oil prices not dramatically damage the real estate market, it is anticipated that real estate opportunities in Houston will still be available in 2015 and beyond. Richard J. Church, the Company's current sole executive officer and director, is a veteran of the 1990s Houston real estate market when just such a bottoming and resurgence took place and being on the upward side of the 2007 to 2012 downturn believes we are now experiencing a similar real estate resurgence.

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

To the extent the Company acquires financially poor assets or properties, the Company may be affected by numerous risks inherent in the business and operations of such properties or assets.  Although the Company's management will endeavor to evaluate the risks inherent in a particular property acquisition, the Company cannot provide any assurance that the Company will properly ascertain or assess all significant risk factors.

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

Offering of securities in exchange for property

Although the Company has no current plans to do so, the Company may in the future issue shares of common stock or units in connection with acquisitions of property.  For issuances of shares in connection with acquisitions, the Company's Board of Directors will determine the timing and size of the issuances.  The Company's Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to the Company's then existing shareholders in connection with any such issuance. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.  Since its inception, the Company has acquired one property interest in exchange for the issuance of the Company's securities.  See "Item 2. Properties" below.

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

The Company's certificate of formation and bylaws do not restrict any of the Company's directors, officers, stockholders or affiliates from having a pecuniary interest in an investment to be acquired or disposed of or transaction in which the Company has an interest, or from conducting, for their own account, business activities of the type the Company conducts.  Since its inception, the Company has acquired one property interest from the Company's sole officer and director.  See "Item 2. Properties” below.  However, the Company does not presently intend to engage in a similar transaction in the future, although this intention could change.  In the case of unlikely future transaction involving a related party, the Company's Board of Directors will review the relevant facts and circumstances (including whether the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party) before approving such transaction.  However, the Company cannot provide any assurance that this policy will always be successful in protecting fully the interests of all shareholders.

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

We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or consummating acquisitions or investments on satisfactory terms.  Failures in identifying or consummating acquisitions would impair the pursuit of our business plan.  Shareholders ultimately may not like the location, lease terms or other relevant economic and financial data of any real properties, other assets or other companies that we may acquire in the future.  Moreover, our acquisition strategy could involve significant risks that could inhibit our growth and negatively impact our operating results, including the following: increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management's attention to expansion efforts; unanticipated costs and contingent or undisclosed liabilities associated with acquisitions; failure of acquired businesses to achieve expected results; and difficulties entering markets in which we have no or limited experience.   The consideration paid for our target acquisition may exceed fair market value, which may harm our financial condition and operating results.   The consideration that we pay will be based upon numerous factors, and the target acquisition may be purchased in a negotiated transaction rather than through a competitive bidding process. We cannot provide any assurance that the purchase price that we pay for a target acquisition or its appraised value will be a fair price, that we will be able to generate an acceptable return on such target acquisition, or that the location, lease terms or other relevant economic and financial data of any properties that we acquire will meet acceptable risk profiles. We may also be unable to lease vacant space or renegotiate existing leases at market rates, which would adversely affect our returns on a target acquisition. As a result, our investments in our target acquisition may fail to perform in accordance with our expectations, which may substantially harm our operating results and financial condition.

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

We may rely on rental payments from tenants of a target acquisition as a source of cash. At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy, insolvency, or failure to make rental payments when due could result in the termination of the tenant's lease and material losses to our company. A default by a large tenant on one of these properties could have a material adverse effect on our operating results and financial condition. In particular, if any of our significant tenants becomes insolvent, suffers a downturn in its business and decides not to renew its lease or vacates a property and prevents us from leasing that property by continuing to pay base rent for the balance of the term, it may seriously harm our business. Failure on the part of a tenant to comply with the terms of a lease may give us the right to terminate the lease, repossess the applicable property and enforce the payment obligations under the lease; however, we would be required to find another tenant. We cannot provide any assurance that we would be able to find another tenant without incurring substantial costs, or at all, or that, if another tenant was found, we would be able to enter into a new lease on favorable terms.

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

Richard J. Church, our current sole executive officer and director, is not required to commit his full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  Mr. Church is not obligated to devote any specific number of hours to our affairs.  If Mr. Church's other activities require him to devote more substantial amounts of time to them, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to pursue our business plan. Additionally, Mr. Church and future company officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot provide any assurance that these conflicts will be resolved in our favor.

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

We acquired our sole current property interest from Richard J. Church, our sole director and officer for 934,500 shares of our common stock and a promissory note in the amount of $190,000.  Mr. Church originally acquired this interest in 2004 for approximately $106,000.  Based on substantive back-up procured shortly prior to these transactions, Mr. Church believes that such transactions were commercially reasonable.  However, there can be no assurance that the terms and conditions of the interest acquisition are as favorable to us as those that could have been obtained in true arms-length negotiations.  Moreover, because Mr. Church is the sole member of our management, there can be no assurance that we would enforce a claim against Mr. Church arising out of any problem related to the acquisition.  Overall, the risks that we assumed in connection with this related party transaction include the possibilities that we paid too much for the property, that insufficient due diligence was conducted on the property, that the documentation governing the transaction does not adequately protect us, and that we might not enforce any rights and claims that we have or may have against Mr. Church relating to the transaction.

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

As of February 2, 2015, we had 77 common shareholders of record and 1,869,000 common shares outstanding.

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

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations as of December 31, 2014 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

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

Results of Operations – REO Plus, Inc.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Revenues.  During fiscal 2014, the Company had revenues in the amount of $43,874 from consulting services.  This represents an increase of $10,325 from the amount of $33,549 from consulting services, which the Company began providing during third quarter of fiscal 2013.

Expenses.  During fiscal 2014, the Company had expenses in the amount of $66,715 from professional fees.  These expenses represent a decrease of $6,268 from the amount of $72,983 from professional fees during fiscal 2013.  The Company believes that this decrease was a random variation and does not indicate any trend.

Net Income from Operations.  Because revenues increased in fiscal 2014 and expenses for such fiscal year declined, the Company had a net loss from operations in the amount of $22,841 during fiscal 2014, compared to a net loss from operations in the amount of $39,434 during fiscal 2013.

Other Income (Expense).  During fiscal 2014, the Company had equity in loss of its unconsolidated affiliate, Ananda Investments, LLC, in the amount of $15,805.  This figure represents a $11,951 increase from the equity in loss of such unconsolidated affiliate in the amount of $3,854 during fiscal 2013.  This increase resulted from a significant decrease in Amanda’s revenues when it lost its primary tenant during the third quarter of 2013, and was unable to start receiving full rent on its property until January 2015.  During fiscal 2014, the Company had interest expense in the amount of $28,132.  This amount represents an increase of $1,862 from interest expense in the amount of $26,270 during fiscal 2013.  Of the $28,132 amount, $13,300 was due to Mr. Church as consideration for his sale to the Company in early 2010 of the ownership interest in Ananda now owned by the Company.  The Company also accrued $13,300 in interest due to Mr. Church in fiscal 2013 for the same reason.  The remaining $14,832 of the $28,132 interest expense amount was due to Mr. Church and an entity controlled by him as consideration for loans made to the Company for operating expenses, and this amount represents the increase in interest expense from fiscal 2013 to fiscal 2014.

Net loss.  The Company had a net loss in the amount of $66,778 during fiscal 2014, or a per-share loss of $0.04, compared to net loss in the amount of $69,558 during fiscal 2013, or a per-share loss of $0.04. The lower loss was the result of the increased revenues from consulting services during fiscal 2014 and the reduction in expenses in fiscal 2014, offset to some extent by the increase in equity in loss of Ananda in fiscal 2014 and the increase in interest expense in fiscal 2014.

Results of Operations – Ananda Investments, LLC

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Revenues.  During fiscal 2014, Ananda had revenues in the amount of $42,300.  These revenues represent a decrease of $23,735 from revenues in the amount of $66,035 during fiscal 2013.  This decrease resulted from the loss of Ananda’s primary tenant during the third quarter of 2014, and Ananda’s inability to start receiving full rent on its property until January 2015.

Expenses.  During fiscal 2014, Ananda had expenses in the amount of $56,155.  These expenses represent an increase of $4,544 from expenses in the amount of $51,611 during fiscal 2013, as most categories of Ananda’s expenses increased somewhat during fiscal 2014.

Net Income from Operations.  In view of the significant decrease in revenues in fiscal 2014 and measureable increase in expenses in fiscal 2014, Ananda had a net loss from operations in the amount of $17,755 during fiscal 2014, compared to net income from operations in the amount of $14,424 during fiscal 2013.

Other Income (Expense).  During fiscal 2014, Ananda had interest expense in the amount of $21,867.  This interest expense represents a slight decrease from interest expense in the amount of $24,205 during fiscal 2013, as Ananda refinanced its permanent financing at a more favorable interest rate during 2013 and this more favorable rate was in effect for all of fiscal 2014.

Net Income.   In view of the preceding net loss from operations and interest expenses, Ananda had a net loss in the amount of $39,512 during fiscal 2014, compared to a net loss in the amount of $9,636 during fiscal 2013.

Known Trends

Because of the significant drop in oil prices at the end of 2014 continuing into 2015, improvement in domestic real estate markets across the board and specifically in Houston and the strength of the oil and gas business in Texas is in question through 2015.   Property values which increased significantly in targeted markets through 2014 are now in a position to hold or decline, and the continuation of a holding or downward trend seems likely through 2015 and probably beyond.  Rents and occupancy which had  been increasing significantly in targeted markets, may now begin to decline with the Houston  economy softening due to dramatically lower oil prices from a year ago.  Management believes that most industry participants will now assume a definitely more cautious approach in land and property acquisition and development.  Still, the Company is evaluating opportunities on a property-by-property basis while anticipating perceived trends to continue at least through 2015, although there can no assurances that the business climate will remain attractive during this period.  A positive factor in today's market is the continued historical lower interest rates that may be fixed for a number of years (as the loan received by Ananda for a fifteen (15) year amortization) that significantly reduces the expense of capital.  However, acquisition/refinancing loans may become more difficult to obtain in today's market as there is a significant question as to the depth and length of the effects of lower oil prices in the Houston, Texas economy.

Seasonal Effects and Effects of Inflation

Management believes that the real estate interest that it currently owns is not, and the ones that it will seek to acquire in the future will not be, subject to seasonal variations.  Management further believes that inflation will not affect the Company for the foreseeable future since Ananda’s financing is fixed through June 2028, although inflation may have greater effects in future years with increased interest rates, and in ways that cannot now be determined.

Liquidity and Capital Resources

 The Company began its pursuit of real estate acquisitions in 2010.  Currently, the Company has only one real estate interest.  The Company cannot provide any assurance that it will be able to acquire any additional real estate properties due to the Company’s limited financial resources at the present.  The Company expects to finance any future acquisition with a combination of a cash down payment (probably 10% to 25% or more of the purchase price) and seller or third party financing (for the remaining approximately 75% to 90% of the purchase price), although the Company may in limited circumstances be able to satisfy a portion of the purchase price for a property with the Company’s equity securities.  The Company will need to procure cash to fund future down payments from a future private equity offering.  Moreover, the Company expects that its largest shareholder may be required to guarantee personally the Company’s seller or third party financing.

The Company is currently open to varying the scope and size of acquisitions.  The amount of capital that the Company will need will depend on the scope of the acquisitions that the Company ultimately decides to pursue, which will be predicated on the opportunity that appears attractive enough to pursue.  For the Company to acquire any additional real estate properties, the Company would be required to undertake certain financing activities.  The sources for financing would most likely be private equity sources, such as institutional investors or wealthy individuals.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing.  The Company cannot provide any assurance that additional financing will be available to it when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If the Company does not obtain additional financing, it will not be able to acquire any additional real estate properties, and perhaps will not even be able to stay in business for that matter.  If the Company does not obtain necessary additional financing, it may be constrained to attempt to sell the sole interest that it has heretofore acquired or additional interests that it may hereafter acquire.  However, the Company cannot provide any assurance that it will be able to find interested buyers or that the funds received from any such sale would be adequate to fund the Company’s activities.  Under certain circumstances, the Company could be forced to cease its operations and liquidate its remaining assets, if any.  The Company cannot provide any assurance that it will be successful in obtaining necessary capital and in its acquisition activities, although the Company believes that the procurement of additional financing and the completion of additional acquisitions will be easier in view of its fairly new status as a public SEC reporting company.

The Company has incurred losses since inception.  These losses have been financed by loans to the Company by Richard J. Church, the controlling stockholder of the Company, and an entity controlled by him.  The aggregate amount of the loans by Mr. Church to the Company now totals $319,960.  Of this amount, $170,960 was borrowed through fiscal 2012, $90,000 during fiscal 2013, and $43,500 during fiscal 2014, and $19,000 borrowed during January 2015.  Of the preceding amounts, $3,500 was repaid to Mr. Church in January 2015, as this amount was inadvertently remitted to the Company when it should not have been.  The Company also owes Mr. Church an additional $190,000 relating to the Company’s acquisition of its sole current property interest. Further information about these outstanding amounts can be found in “Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Transactions.” Mr. Church has indicated that he intends to continue to loan funds to the Company for expenses in excess of revenues for the next 12 months, but he is under no legal obligation to do so.

Accordingly, Mr. Church could stop making such loans at any time, and the Company would be constrained to find alternative sources of funds. The Company has no assurance that it will be able to find such alternative sources. Moreover, if Mr. Church decides to stop financing the Company’s expenses, he may also decide to sell all or some portion of his stock in the Company to one or more persons who may elect to discontinue the Company’s historical business and change the Company’s business focus.

Off-balance Sheet Arrangements

During the year ended December 31, 2014, we had no off-balance sheet arrangements.

Item 7A  Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are being filed with this Report:

REO PLUS, INC. FINANCIAL STATEMENTS (Annual)
Page
Report of Independent Registered Public Accounting Firm	F-1 and F-2
Balance Sheets as of December 31, 2014 and 2013
Statements of Operations for the years ended December 31, 2014 and 2013
Statements of Changes in Stockholders’ Deficit for the period from January 1, 2013 through December 31, 2014
Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to Financial Statements
Ananda Investments, LLC FINANCIAL STATEMENTS (Annual)
Report of Independent Registered Public Accounting Firm	G-1 and G-2
Balance Sheets as of December 31, 2014 and 2013
Statements of Operations and Members’ Equity for the years ended December 31, 2014 and December 31, 2013
Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to Financial Statements

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of December 31, 2014, our company's internal controls over financial reporting were not effective.  Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses, although we intend to add additional independent directors as soon as we find qualified persons willing to serve as such.  We will not be able to remediate some of these material weaknesses until we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter of 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Current Management

The sole director and executive officer of the Company is Richard J. Church, who is 60 years old.  Mr. Church has served as the Company's sole director, and the Company's President, Treasurer and Secretary, since the Company's formation.  Mr. Church is not an "independent" director under any independence standards available to the Company.  In 1986, Mr. Church co-founded Church Realty, a commercial and investment real estate company involved in the acquisition, holding, disposition, brokerage and management of commercial and investment properties.  In 2004, Mr. Church dissolved Church Realty to pursue personal investments in real estate and securities, activities with respect to which he has continued through the present.  Essentially, Mr. Church has been a private investor for the past five years, holding certain positions in the ventures in which he has invested, such as the following:

*
Vice President of Ananda Investments, Inc. from January 2005 to December 2009 and has been responsible for the retail portion of the property management of Ananda Investments, LLC from January 2010 to the present

*	President of Humanity Biotech, Inc. from May 2008 to the present
*	President of REO Plus, Inc. from January 2010 to the present

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

*
In addition, Mr. Church has been a licensed real estate agent for over 20 years, has served on the Board of Directors of Southwestern Manufacturing Co., Inc. (an industrial products distributor, "SWC" herein) for over 30 years, acting as its real estate consultant on properties that SWC owns and manages.

Board Leadership Structure and Role in Risk Oversight

            During fiscal 2014, our Board of Directors did not have a chairman and did not require one, as our Board of Directors is comprised of a single member.  We believe that, if we add independent directors in the future, having a board chairman different from our chief executive officer would be best for our company and our stockholders.  We believe a chief executive officer's responsibility is to run the company, and a chairman's responsibility is to run the Board.  With any increasing director oversight, we believe that having an independent chairman whose sole job is leading the board would beneficial.  By having another director serve as chairman of the board, our chief executive officer will be able to focus his entire energy on running the company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            The table set forth below contains certain information as of February 2. 2015 concerning the beneficial ownership of common stock (i) by each person who is known by us to own beneficially more than 5% of the outstanding common stock; (ii) by each director and executive officer; and (iii) by all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of February 2, 2015 are treated as outstanding only for determination of the number and percent owned by such group or person.  The address for all persons listed in the table is 3014 McCulloch Circle, Houston, Texas 77056.

Name and Address of Beneficial Owner	Beneficial Ownership (1)
	Number		Percent
Richard J. Church	1,779,557	(2)	95%
All directors and executive officers as a group (one person)	1,779,557	(2)	95%

(1)	Includes shares beneficially owned pursuant to options, warrants and convertible securities exercisable or convertible within 60 days.
(2)	Includes 1,775,550 shares owned outright and 4,007 shares owned by Humanity Biotech, Inc., a corporation that is controlled by Mr. Church.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

The Company acquired its sole current property interest from Richard J. Church, the Company's sole director and officer for 934,500 shares of the Company's common stock and a promissory note in the amount of $190,000.  The promissory note bears interest at a rate of seven percent (7.0%) per annum, and requires quarterly payments of interest in the amount of $3,325.00, with a final balloon of all outstanding principal and interest due and payable on January 1, 2020.  As of December 31, 2014, the entire outstanding principal amount of the promissory note remained outstanding.

The Company's sole current property interest consists of 400 units of limited liability company member interest (the "Units") in Ananda Investments, LLC, a Texas limited liability company.  The transfer of these Units was effected by the execution and delivery of an assignment and assumption agreement in which Mr. Church agreed to transfer the Units free and clear of liens and encumbrances, but otherwise made no other representations, warranties or indemnities.  Mr. Church originally acquired these Units in 2004 for approximately $106,000.  Based on substantive back-up obtained in connection with the transactions described immediately preceding.  Mr. Church believes that such transactions were commercially reasonable.  However, there can be no assurance that the terms and conditions of the interest acquisition are as favorable to us as those that could have been obtained in true arms-length negotiations.  Moreover, because Mr. Church is the sole member of the Company's management, there can be no assurance that the Company would enforce a claim against Mr. Church arising out of any problem related to the acquisition.  Although the Company carries the interest on its balance sheet at its original cost (less allocated losses) in accordance with generally accepted accounting principles, substantive back-up obtained in connection with the acquisition of the interest indicates that it has a fair market value of approximately $225,000.  The back-up obtained in this connection included a review of eight comparable properties for sale, two land comparables, an income capitalization analysis, and an analysis of cost to rebuild, and consultations with a qualified real estate broker.

 To finance operating expenses, the Company has borrowed from Mr. Church and an entity controlled by him, a total of $319,960 on an unsecured basis from time to time.  Of this amount $170,960 was borrowed through fiscal 2012, $90,000 during fiscal 2013, and $40,000 during fiscal 2014, and $19,000 borrowed during January 2015.  Of the preceding amounts, $3,500 was repaid to Mr. Church in January 2015, as this amount was inadvertently remitted to the Company when it should not have been.  On February 10, 2014, the Company consolidated all indebtedness then owed by it to Mr. Church (including accrued interest) in a single consolidated promissory note in the original principal amount of $290,960.  This promissory note accrues interest at a rate of 5% per annum. Accrued interest on the loans is due and payable in annual installments in the amount of $14,548.  The principal amount of the loans is due in a single balloon payment due and payable on February 9, 2017.    If the Company does not have funds to pay these amounts as they become due, Mr. Church could extend the payment date for such loans, or he could exercise the rights of a creditor, which could include the procurement of a judgment against the Company and the exercise of the rights of a judgment creditor against the assets of the Company.

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

Item 14.  Principal Accountant Fees and Services.

Our independent auditor during fiscal 2014 and fiscal 2013 was MaloneBailey, LLP.  During fiscal 2014 and fiscal 2013, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31
	2014	2013
Audit Fees (1)	$23,500	$25,500
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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

10.04
Consolidated Balloon Promissory Note dated February 10, 2014 in the original principal amount of $290,960 is incorporated herein by reference to our Current Report on Form 8-K (SEC File No. 333-170054) filed with the SEC on March 25, 2014, Exhibit 10.01.

21.1	Subsidiaries – filed herewith.
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
31.02	Sarbanes Oxley Section 906 Certifications - filed herewith

REO Plus, Inc.
(A Texas Corporation)

Financial Statements

For the Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Stockholders of
REO Plus, Inc.
Houston, TX

We have audited the accompanying balance sheets of REO Plus, Inc. (the “Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of REO Plus, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 05, 2015

REO Plus, Inc.
(A Texas Corporation)

Balance Sheets

ASSETS
	December 31,
	2014	2013

Current Assets:
Cash	$1,461	$27,812
Prepaid expense	-	3,000

Total Current Assets	1,461	30,812

Investment in unconsolidated affiliate	47,263	63,068

Total Assets	$48,724	$93,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$373	$6,500
Notes payable, stockholders	494,460	470,960
Accrued interest, stockholders	21,270	17,021

Total Current Liabilities	516,103	494,481

Stockholders’ Deficit:
Preferred stock, $.001 par value, 10,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	53,130	53,130
Accumulated deficit	(522,379)	(455,601)

Total Stockholders’ Deficit	(467,379)	(400,601)

Total Liabilities and Stockholders’ Deficit	$48,724	$93,880

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Revenues:
Consulting fees, related party	$43,874	$33,549

Costs and Expenses:
Professional fees	66,715	72,983

Net Loss from Operations	(22,841)	(39,434)

Other Expense:
Equity in loss of unconsolidated affiliate	(15,805)	(3,854)
Interest expense	(28,132)	(26,270)

Net Loss before Income Tax	(66,778)	(69,558)

Income Tax Benefit	-	-

Net Loss	$(66,778)	$(69,558)

Basic and Diluted Net Loss per Share	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Shares Outstanding	1,869,000	1,869,000

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Changes in Stockholders’ Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance,
January 1, 2013	1,869,000	$1,870	$53,130	$(386,043)	$(331,043)

Net loss
January 1, 2013 -
December 31, 2013	-	-	-	(69,558)	(69,558)

Balance,
December 31, 2013	1,869,000	1,870	53,130	(455,601)	(400,601)

Net loss
January 1, 2014 -
December 31, 2014	-	-	-	(66,778)	(66,778)

Balance,
December 31, 2014	1,869,000	$1,870	$53,130	$(522,379)	$(467,379)

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(66,778)	$(69,558)
Adjustments to reconcile net loss
to cash used in operating activities:
Equity in loss of unconsolidated affiliate	15,805	3,854
Changes in operating assets and liabilities:
Prepaid expenses	3,000	(625)
Accounts payable and accrued expenses	(6,127)	(9,475)
Accrued interest	4,249	7,301

Net Cash Used in Operating Activities	(49,851)	(68,503)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	43,500	90,000
Payment of note payable to stockholder	(20,000)	-

Net Cash Provided by Financing Activities	23,500	90,000

Net Change in Cash	(26,351)	21,497

Cash, Beginning of Year	27,812	6,315

Cash, End of Year	$1,461	$27,812

Interest Paid in Cash	$23,883	$18,969

Income Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 1.                      ORGANIZATION AND BACKGROUND

REO Plus, Inc. (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company had no operations through December 2012 other than its acquisition of 40% of Ananda Investments, LLC, (“Ananda.”)

During September 2013, the Company began providing business consulting services.  Revenues from consulting services are attributable to one client, which is a related party (See Note 7).

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

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue from consulting services when earned, according to the accrual basis of accounting.

Earnings Per Share

Basic loss per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year.  Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2014 and 2013, the Company had no potentially dilutive securities.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $522,379 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3.                      INVESTMENT IN AFFILIATE

On January 2, 2010 the Company acquired a 40% interest in Ananda, a Texas limited liability company, which owns a commercial real estate rental property in Houston, Texas.  The investment was acquired from a controlling shareholder.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 3.                      INVESTMENT IN AFFILIATE (Continued)

Summary financial results of Ananda for the years ended December 31, 2014 and 2013 are as follows:

Operations		Financial Position

	2014		2014	2013

Rental income	$38,400	Cash	$72,873	$96,009
Operating expenses	(77,912)	Other current assets	1,423	1,644
		Land, buildings and improvements	441,456	467,355
Net loss	$(39,512)	Other assets	7,507	8,063

Equity in loss of		Total Assets	$523,259	$573,071
unconsolidated affiliate	$(15,805)
		Deposits and accrued expenses	$22,383	$14,149
		Mortgage payable	382,719	401,253

	2013	Total Liabilities	405,102	415,402

Rental income	$66,035	Members' equity	277,845	277,845
Operating expenses	(75,671)	Accumulated deficit	(159,688)	(120,176)

Net loss	$(9,636)	Total Equity	118,157	157,669

Equity in loss of		Total Liabilities and Equity	$523,259	$573,071
unconsolidated affiliate	$(3,854)
		Investment in unconsolidated affiliate	$47,263	$63,068

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS

Notes payable stockholders consist of the following at December 31,
	2014	2013

Note payable to a corporation, bearing interest at 5% per annum;
unsecured, principal and interest due February 5, 2016	$-	$20,000

Note payable to an individual, bearing interest at 5% per annum;
unsecured, principal and interest due February 9, 2017	290,960	260,960

Note payable to an individual bearing interest at 5% per annum;
unsecured, principal and interest due April 6, 2017	10,000	-

Note payable to an individual, non-interest bearing,
unsecured and due on demand	3,500	-

Note payable to an individual, bearing interest at 7% per annum:
unsecured, interest due quarterly and principal due January 1, 2020.	190,000	190,000

	$494,460	$470,960

On February 10, 2014, the Company received $30,000 in proceeds from a note due to its majority stockholder.  On the same date, the majority stockholder consolidated all of the notes payable to him into one promissory note.  The principal balance due to the majority stockholder upon consolidation is $290,960.  The note bears interest at 5% per annum and is due February 9, 2017.  Accrued interest on the notes of $5,541 was paid at the time of consolidation.

During April 2014, the Company borrowed an additional $10,000 at 5% interest per annum from the majority stockholder. In December 2014, the majority stockholder made a non-interest bearing advance to the Company in the amount of $3,500.

The majority stockholder, also the Company’s chief executive officer, owns a 95% interest in the Company.

NOTE 5.                      INCOME TAX BENEFIT

The Company accounts for income taxes in accordance with ASC Topic 740 which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 5.                      INCOME TAX BENEFIT (Continued)

Deferred tax assets are comprised of the following:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$63,572	$51,877
Less valuation allowance	(63,572)	(51,877)

	$-	$-

The Company has available at December 31, 2014, tax operating loss carryforwards of approximately $332,000, which may be applied against future taxable income and which expire in 2029 through 2034.

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

At December 31, 2014, the Company has recorded a valuation allowance of $63,572 to fully offset the deferred tax asset.  The change in the valuation allowance for the year ended December 31, 2014 is $11,695.

The difference between the average statutory income tax rates of 17.51% and 17.81% in 2014 and 2013 and the effective income tax rate of 0% in 2014 and 2013 is due to the application of a valuation allowance to the Company’s net operating losses.

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2014 and 2013.

All tax years are open to examination by the Internal Revenue Service.

NOTE 6.                      COMMITMENTS

The Company and its controlling stockholder are guarantors on Ananda’s mortgage note payable to a bank and are joint and severally liable.  The note is secured by a first lien deed of trust on the land and building owned by Ananda.  The note matures during June, 2028.  At December 31, 2014, the balance due was $382,719 and all of the payments have been made timely.  (See Note 3.)

Should Ananda default on the note, the Company could potentially be liable for part or all of the unpaid principal and accrued interest.

REO Plus, Inc.
(A Texas Corporation)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 7.                      RELATED PARTIES

The Company’s Chief Executive Officer and majority stockholder renders business consulting services on behalf of the Company, to an entity in which he is also a stockholder and a director.

NOTE 8.                      SUBSEQUENT EVENTS

On January 7, 2015, the Company received $19,000 in proceeds from a note due to its majority shareholder.  The note bears interest at 5% per annum and is due January 6, 2018.

On January 11, 2015, the Company repaid the $3,500 note payable.  (See Note 4.)

Ananda Investments, LLC
(A Texas Limited Liability Company)

Financial Statements

For the Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Members of
Ananda Investments, LLC
Houston, TX

We have audited the accompanying balance sheets of Ananda Investments, LLC (the “Company") as of December 31, 2014 and 2013, and the related statements of operations and members' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Ananda Investments, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 05, 2015

Ananda Investments, LLC
(A Texas Limited Liability Company)

Balance Sheets

	December 31,
	2014	2013

ASSET

Current Assets:
Cash	$72,873	$96,009
Prepaid expense	1,423	1,644

Total Current Assets	74,296	97,653

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(176,525)	(150,626)

Property and Equipment, net	441,456	467,355

Other Assets:
Deferred loan costs	7,507	8,063

Total Assets	$523,259	$573,071

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$12,783	$10,849
Lease deposit	3,900	-
Current portion of long-term debt	19,574	18,842

Total Current Liabilities	36,257	29,691

Lease deposit	5,700	3,300
Long-term debt	363,145	382,411

Total Liabilities	405,102	415,402

Members' Equity	118,157	157,669

Total Liabilities and Members' Equity	$523,259	$573,071

The accompanying notes are an integral part of the financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Operations and Members' Equity

	For the Years Ended
	December 31,
	2014	2013

Revenues:	$42,300	$66,035
Commissions	(3,900)	-

Net Revenues	38,400	66,035

Costs and Expenses:
Depreciation and amortization	26,455	29,880
Property taxes	12,783	10,849
Insurance	7,664	7,432
Repairs and maintenance	7,439	1,986
General and administrative	911	1,253
Utilities	903	211

Total Costs and Expenses	56,155	51,611

Net (Loss) Income from Operations	(17,755)	14,424

Other Income (Expense):
Interest income	110	145
Interest expense	(21,867)	(24,205)

Net Loss	(39,512)	(9,636)

Members' Equity, Beginning of Year	157,669	167,305

Members' Equity, End of Year	$118,157	$157,669

The accompanying notes are an integral part of the financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(39,512)	$(9,636)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	26,455	29,880
Changes in operating assets and liabilities:
Prepaid expense	221	(33)
Accrued expenses	1,934	1,336
Lease deposit	6,300	-

Net Cash (Used in) Provided by Operating Activities	(4,602)	21,547

Cash Flows from Financing Activities:
Deferred loan costs	-	(8,341)
Proceeds from long-term debt	-	410,173
Payments on long-term debt	(18,534)	(422,885)

Net Cash Used in Financing Activities	(18,534)	(21,053)

Net Change in Cash	(23,136)	494

Cash, Beginning of Year	96,009	95,515

Cash, End of Year	$72,873	$96,009

Interest Paid in Cash	$21,867	$24,205

Income Tax Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

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

Long-Lived Assets

Management periodically reviews the Company’s long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  An impairment loss is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.  The Company recorded no impairment on its long-lived assets during the years ended December 31, 2014 and 2013, respectively.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization Costs

The Company has expensed its organization costs as incurred.

Fair Value

The Company’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event or change in circumstance that caused the transfer.

Revenue Recognition

The Company’s revenue is derived from the leasing of commercial and residential property.  The terms of the Company’s operating leases range from one year to five years. Rental income is recognized on the accrual basis at the first of each month when the rents become due.

Income Taxes

In connection with its organization as a limited liability company, the Company is taxed as a partnership.  Taxable income or losses of the Company are passed through to the Company’s members, in accordance with each member’s percentage of ownership, for inclusion in each individual member’s income tax return.

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Tax years open to examination by the Internal Revenue Service are 2011 through 2014.

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

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (continued)

The more significant areas requiring the use of management estimates relate to depreciation of property and equipment and amortization of deferred loan costs.  Accordingly, actual results could differ from those estimates.

NOTE 3.                      DEFERRED LOAN COST

Deferred loan costs consist of the following at December 31,
	2014	2013

Deferred loan costs	$8,341	$8,341

Accumulated amortization	(834)	(278)

	$7,507	$8,063

Future amortization of deferred loan costs is as follows:

2015	$556
2016	556
2017	556
2018	556
2019	556
Thereafter	4,727

$7,507

For the years ended December 31, 2014 and 2013, amortization of deferred loan costs was $556 and $3,981, respectively.

NOTE 4.                      LONG-TERM DEBT

As of December 31, 2014 long-term debt consists of an installment note payable to a bank, bearing interest at 5.57% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas.  The note is also guaranteed by the members. The note is payable in monthly installments of $3,367 and matures during June, 2028.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 4.                      LONG-TERM DEBT (Continued)

Long-term debt is as follows on December 31,
	2014	2013

Note payable	$382,719	$401,253

Less current portion	(19,574)	(18,842)

Long-term debt	$363,145	$382,411

Maturities of long-term debt are as follows:

2015	$19,574
2016	20,693
2017	21,875
2018	23,126
2019	24,447
Thereafter	273,004

$382,719

Total interest for the years ended December 31, 2014 and 2013 was $21,867 and $24,205, respectively.

NOTE 5.                      FUTURE MINIMUM LEASE PAYMENTS

The Company leases commercial space to one tenant under a noncancelable operating lease having a five-year term.  This lease commenced on November 1, 2014.

Future minimum rents under the lease are as follows:

2015	$68,400
2016	68,400
2017	68,400
2018	68,400
2019	57,000

$330,600

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 5.                      FUTURE MINIMUM LEASE PAYMENTS (Continued)

The Company also leases residential space to a tenant under a noncancelable lease having a one-year term, expiring June 30, 2015.

NOTE 6.                      FAIR VALUE

The Company’s financial instruments consist of cash and long-term debt, including the current portion.  The carrying value of cash approximates its fair value.  The carrying value of long-term debt, including the current portion approximates its fair value based on the current rates offered by financial institutions for notes of the same remaining maturity.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date.

There were no changes in valuation techniques during the current year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REO PLUS, INC.
By:	/s/ Richard J. Church
Richard J. Church
President
Date February 05, 2015

In accordance with the Exchange Act, this report had been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Richard J. Church
Richard J. Church
Director, President and Treasurer (Principal executive officer, principal financial officer and principal accounting officer)
Date February 05, 2015