Form 10-Q
period 2015-03-31
BOSTON OMAHA Corp
filed 2015-05-13
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-170054
BOSTON OMAHA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
Delaware	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Boulderado Group, LLC
292 Newbury Street, Suite 333
Boston, Massachusetts  02115
 (Address of principal executive offices)
857-342-3483
 (Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,869,000 common shares as of May 13, 2015

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2015

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Consolidated Balance Sheets
Unaudited

ASSETS
	March 31,	December 31,
	2015	2014

Current Assets:
Cash	$3,330	$1,461

Total Current Assets	3,330	1,461

Investment in unconsolidated affiliate	51,035	47,263

Total Assets	$54,365	$48,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$47,804	$373
Accounts payable, stockholder	2,721	-
Notes payable, stockholders	398,224	494,460
Note payable, related party	135,494	-
Accrued interest, stockholders	2,510	21,270
Accrued interest, related party	1,026	-

Total Current Liabilities	587,779	516,103

Stockholders’ Deficit
Preferred stock, $.001 par value, 3,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 30,000,000 shares
authorized, 1,869,000 shares issued and outstanding	1,870	1,870
Additional paid-in capital	54,338	53,130
Accumulated deficit	(589,622)	(522,379)

Total Stockholders’ Deficit	(533,414)	(467,379)

Total Liabilities and Stockholders’ Deficit	$54,365	$48,724

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2015	2014
Revenues:
Consulting fees, related party	$9,700	$6,499

Costs and Expenses:
Professional fees	72,371	29,268
General and administrative	50	-

Total Costs and Expenses	72,421	29,268

Net Loss from Operations	(62,721)	(22,769)

Other Income (Expense):
Equity in income (loss) of unconsolidated affiliate	3,772	(2,887)
Interest expense	(8,294)	(6,693)

Net Loss before Income Tax	(67,243)	(32,349)

Income Tax (Provision) Benefit	-	-

Net Loss	$(67,243)	$(32,349)

Basic and Diluted Net Loss per Share	$(0.04)	$(0.02)

Basic and Diluted Weighted Average
Shares Outstanding	1,869,000	1,869,000

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(67,243)	$(32,349)
Adjustments to reconcile net loss to cash used in
operating activities:
Equity in (income) loss of unconsolidated affiliate	(3,772)	2,887
Changes in operating assets and liabilities:
Accounts receivable	-	(1,743)
Prepaid expenses	-	1,000
Accounts payable and accrued expenses	50,152	12,941
Accrued interest	6,024	(15,135)

Net Cash Used in Operating Activities	(14,839)	(32,399)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	19,000	30,000
Payments on notes payable to stockholders	(3,500)	(20,000)
Contribution of capital	1,208	-

Net Cash Provided by Financing Activities	16,708	10,000

Net Increase (Decrease) in Cash	1,869	(22,399)

Cash, Beginning of Period	1,461	27,812

Cash, End of Period	$3,330	$5,413

Supplemental Cash Flow Information

Interest Paid	$2,270	$21,828

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)
Unaudited

Supplemental Schedule of Non-Cash Financing Activities

	For the Three Months Ended
	March 31,
	2015	2014

Restructure of notes payable, stockholders	$398,224	$-

Restructure of note payable, related party	135,494	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements for the
Three Months Ended March 31, 2015

NOTE 1.                      ORGANIZATION AND BACKGROUND

Boston Omaha Corporation (formerly known as REO Plus, Inc.) (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company’s operations include its investment in Ananda Investments, LLC (“Ananda”) and business consulting services.  Revenues from consulting services are attributable to one client that is related to a former officer and director of the Company.

On March 18, 2015, the Company filed Form 8-K with the Securities and Exchange Commission disclosing its conversion from a Texas corporation to a Delaware corporation.

The accompanying unaudited interim consolidated financial statements of Boston Omaha Corporation (formerly known as REO Plus, Inc.) and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2014 and 2013 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 6, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2014 and 2013 as reported in the Company’s Form 10-K have been omitted.

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of Boston Omaha Corporation and its wholly-owned subsidiary, Ananda Holdings, LLC (“AHLLC”.)  AHLLC is a Texas limited liability company and was formed on February 6, 2015 for the purpose of holding the Company’s 40% interest in Ananda Investments, LLC (“Ananda”.)

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit of $589,622 since its inception and has not yet produced earnings from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through subsequent debt and equity offerings, including but not limited to private investments in public equity.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements for the
Three Months Ended March 31, 2015

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  There can be no assurance that management’s plan will be successful.

NOTE 3.                      INVESTMENT IN AFFILIATE

In January 2, 2010 the Company acquired a 40% interest in Ananda Investments, LLC, a Texas member managed limited liability company which owns a commercial real estate rental property in Houston, Texas.  The investment was acquired from a controlling stockholder.

Summary unaudited financial results of Ananda for the three months ended March 31, are as follows:

	2015	2014

Rental income	$28,800	$9,900
Operating expenses	(19,369)	(17,117)

Net income (loss)	$9,431	$(7,217)

Equity in income (loss) of unconsolidated affiliate	$3,772	$(2,887)

Summary unaudited financial position of Ananda for the three months ended March 31, 2015 and December 31, 2014 is as follows:

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements for the
Three Months Ended March 31, 2015

Financial Position
	March 31,	December 31,
	2015	2014

Cash	$66,613	$72,873
Other current assets	8,789	1,423
Land, buildings and improvements	434,981	441,456
Other assets	7,368	7,507

Total Assets	$517,751	$523,259

Deposits and accrued expenses	$12,312	$22,383
Mortgage payable	377,851	382,719

Total Liabilities	390,163	405,102

Members' equity	277,845	277,845
Accumulated deficit	(150,257)	(159,688)

Total Equity	127,588	118,157

Total Liabilities and Equity	$517,751	$523,259

Investment in unconsolidated affiliate	$51,035	$47,263

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements for the
Three Months Ended March 31, 2015

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS

	March 31,	December 31,
	2015	2014
Note payable to an individual, bearing
interest at 5% per annum, unsecured,
principal and interest due February 5, 2016	$-	$290,960

Note payable to an individual, bearing
interest at 5% per annum, unsecured,
principal and interest due April 6, 2017	-	10,000

Note payable to an individual, non-interest
bearing, unsecured and due on demand	-	3,500

Note payable to an individual, bearing
interest at 7% per annum, unsecured,
interest due quarterly and principal due
January 1, 2020	-	190,000

Note payable to a limited liability company,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	149,112	-

Note payable to a limited partnership,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	149,112	-

Note payable to a limited liability company,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	50,000	-

Note payable to a limited partnership,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	50,000	-

	$398,224	$494,460

During January 2015 the Company borrowed $19,000 from the controlling stockholder. On February 6, the controlling stockholder made a $1,208 capital contribution to the Company.

On February 13, 2015, the controlling stockholder sold his entire interest in the Company to a limited liability company and a limited partnership. In connection with the sale, the controlling stockholder restructured the notes payable in the principal amount of $509,960 and accrued interest of $23,758 into three separate promissory notes totaling $533,718.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements for the
Three Months Ended March 31, 2015

NOTE 4.                      NOTES PAYABLE, STOCKHOLDERS (Continued)

Two of the notes payable, totaling $398,224 were sold by the former controlling stockholder to the two new stockholders.  The third note is payable to the former controlling stockholder. The restructure of the notes payable was accounted for as an extinguishment of the debt.  There was no gain or loss on extinguishment since the fair value of the restructured notes was equivalent to the fair value of the notes prior to restructure.  (See Note 5.)

On February 13, 2015, the former controlling stockholder resigned his positions of Chief Executive Officer and director of the Company.

As of February 13, 2015, the two new stockholders own an equal interest in 95% of the Company’s common stock.

NOTE 5.                      NOTE PAYABLE, RELATED PARTY

At March 31, 2015, note payable, related party consists of a note payable to the former controlling stockholder in the principal amount of $135,494.  The note bears interest at 5.76% per annum, is due February 12, 2016, and is secured by the Company’s 40% interest in Ananda.  The Company may elect to fully satisfy the outstanding principal and accrued interest by transferring the Company’s 40% interest in Ananda to the former controlling stockholder.  The former controlling stockholder may also elect to accept the transfer of the Company’s 40% interest in Ananda in full satisfaction of the unpaid principal and accrued interest.

Additionally, the Company has appointed the former controlling stockholder as proxy to act on behalf of the Company with respect to the Company’s ownership interest in Ananda.  The proxy extends to all actions, other than “extraordinary actions” defined in the Proxy Agreement.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements for the
Three Months Ended March 31, 2015

NOTE 6.                      CAPITAL STOCK

On March 16, 2015, the Company converted its charter from Texas to Delaware.  In connection with its conversion the Company changed its authorized shares of preferred stock from 10,000,000 shares to 3,000,000 shares.

On the same date, the Company changed its authorized shares of common stock from 500,000,000 shares to 30,000,000 shares.

NOTE 7.                      COMMITMENTS

The Company is joint and severally liable as a guarantor on Ananda’s mortgage note payable to a bank.  The note is secured by a first lien deed of trust on the land and building owned by Ananda.  The note matures during June, 2028.  At March 31, 2015, the balance due was $377,851 and all of the payments have been made timely. (See Note 3.)  The Company’s obligation as a guarantor on this note terminates upon the transfer of the Company’s membership interest in Ananda to the former controlling stockholder. (See Note 5.)

In connection with the sale of his interest in the Company, the former controlling stockholder executed a guaranty to the Company for the entire amount of the debt.  Should Ananda default on the note, the Company could potentially be liable for part or all of the unpaid principal and accrued interest.

NOTE 8.                      SUBSEQUENT EVENTS

On April 10, 2015, the Company borrowed $100,000 from each of its two major stockholders.  The promissory notes bear interest at 5% per annum and are due on March 31, 2016.  Any or all of the promissory notes may be converted to shares of common stock.  Such conversion may not occur until the
Company has raised $1,000,000 in gross proceeds from one or a series of equity offerings.  The conversion price will be equal to 80% of the price paid by investors in the financing for identical securities.

Ananda Investments, LLC

(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Three Months Ended March 31, 2015

Ananda Investments, LLC
(A Texas Limited Liability Company)

Balance Sheets
Unaudited

	March 31,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash	$66,613	$72,873
Prepaid insurance	8,789	1,423

Total Current Assets	75,402	74,296

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(183,000)	(176,525)

Property and Equipment, net	434,981	441,456

Other Assets:
Deferred loan costs	7,368	7,507

Total Assets	$517,751	$523,259

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$2,712	$12,783
Lease deposit	3,900	3,900
Current portion of long-term debt	19,848	19,574

Total Current Liabilities	26,460	36,257

Lease deposit	5,700	5,700
Long-term debt	358,003	363,145

Total Liabilities	390,163	405,102

Members' Equity	127,588	118,157

Total Liabilities and Members' Equity	$517,751	$523,259

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Operations and Members' Equity
Unaudited

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$28,800	$9,900

Costs and Expenses:
Depreciation and amortization	6,614	6,614
Property taxes	2,712	2,712
Insurance	1,763	1,886
Repairs and maintenance	2,820	298
Utilities	-	152
General and administrative	250	-

Total Costs and Expenses	14,159	11,662

Net Income (Loss) from Operations	14,641	(1,762)

Other Income (Expense):
Interest income	23	33
Interest expense	(5,233)	(5,488)

Net Income (Loss)	9,431	(7,217)

Members' Equity, Beginning of Period	118,157	157,669

Members' Equity, End of Period	$127,588	$150,452

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$9,431	$(7,217)
Adjustments to reconcile net income (loss) to
cash used in operating activities:
Depreciation and amortization	6,614	6,614
Changes in operating assets and liabilities:
Increase in Prepaid insurance	(7,366)	(4,858)
Decrease in Accrued expenses	(10,071)	(8,137)

Net Cash Used in Operating Activities	(1,392)	(13,598)

Cash Flows from Financing Activities:
Payments on long-term debt	(4,868)	(4,611)

Net Cash Used in Financing Activities	(4,868)	(4,611)

Net Decrease in Cash	(6,260)	(18,209)

Cash, Beginning of Period	72,873	96,009

Cash, End of Period	$66,613	$77,800

Interest Paid	$5,233	$5,488

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Three Months Ended March 31, 2015

NOTE 1.                      ORGANIZATION AND BACKGROUND

Ananda Investments, LLC (“the Company”) was organized in Texas on March 26, 2004 for the purpose of investing in real estate.  The Company owns and operates a building located in Houston, Texas.

The accompanying unaudited interim financial statements of Ananda Investments, LLC. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2014 and 2013 contained in the Form 10-K of Boston Omaha Corporation (formerly known as REO Plus, Inc.) filed with the Securities and Exchange Commission on February 6, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial positon and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim financial statements which would substantially duplicate the disclosures contained in the Company’s audited financial statements for the years ended December 31, 2014 and 2013 as reported in the Form 10-K of Boston Omaha Corporation (formerly known as REO Plus, Inc.) have been omitted.

NOTE 2.                      LONG-TERM DEBT

As of March 31, 2015 long-term debt consists of an installment note payable to a bank, bearing interest at 5.57% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas and assignment of the rents and leases related thereto.  The note is also guaranteed by the members.  The note is payable in monthly installments of $3,367 and matures during June, 2028.

Long-term debt is as follows:

	March 31,	December 31,
	2015	2014

Note payable	$377,851	$382,719
Less current portion	(19,848)	(19,574)

Long-term debt	$358,003	$363,145

Maturities of long-term debt are as follows:

March 31, 2016	$19,848
March 31, 2017	20,982
March 31, 2018	22,181
March 31, 2019	23,449
March 31, 2020	24,789
Thereafter	266,602

$377,851

Total interest for the three months ended March 31, 2015 and 2014 was $5,233 and $5,488, respectively.

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

General

The Company was incorporated on August 10, 2009 under the laws of the State of Texas.  On March 18, 2015, in order to change our state of incorporation to Delaware, we converted from a Texas corporation to a Delaware corporation.  This action was taken by means of an action by consent of stockholders owning approximately 95% of our issued and outstanding common stock.  Notice of the conversion, and of the rights of existing stockholders to certain appraisal rights, was mailed by the Company’s transfer agent to all stockholders of record of our common stock as required by the laws of the State of Texas.   None of our stockholders exercised any appraisal rights.  As part of the reincorporation, we changed the name of the Company to “Boston Omaha Corporation.” The address of the Company is c/o Boulderado Group, LLC, 292 Newbury Street, Suite 333, Boston, Massachusetts   02115, and its telephone number is 857-342-3483.

      The Company was originally formed by a Delaware corporation then known as “Akashic Ventures, Inc.” (“Akashic”), for purposes of acquiring financially attractive real estate properties.  Akashic is a publicly held corporation that once filed reports with the Commission.  Akashic has been dormant from a business perspective since the summer of 1997.  Richard J. Church acquired control of Akashic on May 18, 2008.  Until February 2015, Mr. Church was the sole promoter of the Company, and he served as the Company's sole director, and the Company’s President, Treasurer and Secretary.

On February 13, 2015, Mr.  Church, entered into an agreement with each of Boulderado Partners, LLC (“Boulderado”) and Magnolia Capital Fund, LP (“Magnolia”) whereby:

a.
Mr. Church sold to each of Boulderado and Magnolia 887,775 shares of our common stock owned by Mr. Church at a purchase price of $.001 per share.  These constituted all of the shares of Common Stock owned by Mr. Church, representing approximately 95% of our issued and outstanding shares.

b.	Mr. Church sold to each of Boulderado and Magnolia a 50% interest in a certain promissory note issued by the Company to Mr. Church in the principal amount of $298,224.50.
c.	Mr. Church also agreed to convey to each of Boulderado and Magnolia a 50% interest in another promissory note issued by the Company to Mr. Church in the principal amount of $100,000.
d.	Mr. Church retained a non-recourse promissory note issued by Ananda Holding, LLC (“Holding”), a new wholly-owned subsidiary of the Company, in the principal amount of $135,494.14 (the “Holding Note”).

These debt instruments, which in their principal amounts total $533,718.64, replace all prior debt instruments issued by the Company to Mr. Church.

As part of the overall transaction, we transferred to Holding all of our equity interests in Ananda Investments, LLC.  Holding has pledged to Mr. Church our interest in Ananda Investments as security for repayment of the sums due under the Holding Note.  Under the terms of the Holding Note, Holding may transfer our entire interest in Anada Investments to Mr. Church in exchange for the Holding Note and Mr. Church may exchange the Holding Note for our entire interest in Ananda Investments.  Upon any exchange of our interest in Ananda Investments, the Holding Note will be deemed paid in full.  Until such time as the exchange has taken place, Holding has granted to Mr. Church a limited proxy to vote on behalf of Holding on certain matters related to our membership interest in Ananda Investments, with certain major transactions requiring our prior approval, as the sole member of Holding.

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

On February 19, 2015, Mr. Church appointed Alex B. Rozek, a principal of Boulderado Group, LLC, as our sole Director and President.  On March 18, 2015, Mr. Rozek elected Adam K. Peterson, a principal of Magnolia Capital Fund, L.P. as an additional Director and Executive Vice President of the Company. On April 10, 2015, we borrowed in the aggregate $200,000.00 and entered into separate promissory note arrangements with each of Boulderado Partners, LLC and Magnolia Capital Fund, LP, whereby we borrowed $100,000 from each of these parties under the terms of a convertible promissory note.  All principal and interest under these promissory notes is due and payable on March 31, 2016.  At the option of a noteholder, until such time as the sums due under the promissory note are paid in full, all or a portion of the sums due under the promissory note may be converted into equity securities sold in any subsequent financing or related series of financings raising gross proceeds of $1,000,000, at a price equal to 80% of the price paid by investors in the financing for identical securities.  The proceeds from these loans will be used for general working capital purposes.

The Company became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.  The Company has not yet registered as a reporting company under the Securities Exchange Act of 1934, as amended.

Plan of Operation

The Company historically has sought well-located properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort allow for the greatest appreciation on invested capital.  The properties and assets to be acquired by the Company will most likely include commercial, retail, residential and mixed-use properties.  Such properties and assets will less likely include office properties, and will almost certainly not include industrial properties.  Thus far, the Company has acquired only an interest in one property.  For a description of this sole property interest, see the section captioned “Item 2.  Properties” in the Company’s 2014 Annual Report on Form 10-K filed on February 6, 2015 with the U.S. Securities and Exchange Commission.  The Company may elect to continue to pursue acquisitions in commercial real estate opportunities throughout the United States and may pursue other commercial opportunities unrelated to real estate.   The Company believes that its fairly new status as a public SEC reporting company may ease the Company’s ability to raise funds, and make the completion of acquisitions to be identified in the future more likely.  However, the Company has no assurances that any financing, acquisitions or merger will occur.  Both Mr. Rozek and Mr. Peterson have the responsibility for identifying acquisitions or selecting acquisitions identified by other sources.

The Company is now evaluating potential target acquisitions from a number of sources.  Moreover, potential acquisitions may be brought to the Company’s attention by sources as a result of being solicited by the Company through calls or mailings.

The Company has been approached by entities offering their properties and businesses for sale and other entities contemplating the merger of the Company with their non-public corporations, but these discussions have not evolved to the point where the Company has entered into any definitive agreements.  The Company will continue to identify and evaluate prospective acquisitions, performing business due diligence on prospective acquisitions, traveling to and from the property and asset locations that represent prospective acquisitions, reviewing corporate, financial documents and material agreements regarding prospective property acquisitions, selecting properties to acquire and striving to structure, negotiate and consummate acquisitions.  The Company will have certain burdens and costs with respect to these activities and certain additional risks associated with the subsequent integration of additional assets or properties into the Company’s operations.

The Company does not presently intend to invest primarily in real estate mortgages, securities of or interests in persons primarily engaged in real estate activities (other than the Company’s current interest in Ananda), or investments in other securities such as bonds, preferred stocks or common stocks.  However, the Company's Board of Directors may elect to make these investments in the future without a vote of shareholders, except that the Company does not expect that the level of such investments would require it to register as an investment company under the Investment Advisor Act of 1940, as amended..

For a description of the Company’s acquisition criteria and policies, see the sections captioned “Item 1. Business - Acquisition Selection” and “Item 1. Business - Policies with Respect to Certain Activities” in the Company’s 2014 Annual Report on Form 10-K filed on February 6, 2015 with the U.S. Securities and Exchange Commission.

Results of Operations - General

The Company was incorporated on August 10, 2009 for purposes of acquiring financially attractive real estate properties.  The Company made its first and heretofore only property acquisition in early January 2010.  This acquisition consisted of a 40% ownership interest in Ananda Investments, LLC (“Ananda”), a Texas member managed limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  Because it has owned only this single asset since 2010, the Company has limited financial results to report.

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

Results of Operations – Boston Omaha Corporation

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues.  During the first quarter of Fiscal Year 2015, the Company had revenues in the amount of $9,700 from fee income compared to $6,499 from fee income during the first quarter of Fiscal Year 2014.

Expenses.  During the first quarter of Fiscal Year 2015, the Company had expenses in the amount of $72,371, all from professional fees related primarily to the reincorporation of the Company as a Delaware corporation.  These expenses represent an increase of $43,103 from expenses in the amount of $29,268 (nearly all from professional fees) during the first quarter of Fiscal Year 2014.

Net Loss from Operations.  As a result of the increase in expenses during the first quarter of Fiscal Year 2015, the Company’s net loss from operations increased to $62,721 during the first quarter of Fiscal Year 2015 compared to a net loss from operations of $22,769 during the first quarter of Fiscal Year 2014.

Other Income (Expense).   During the first quarter of Fiscal Year 2015, the Company had equity in income of its unconsolidated affiliate, Ananda Investments, LLC (“Ananda”), in the amount of $3,772.  This equity in income of unconsolidated affiliate represents an increase from the equity in loss of its unconsolidated affiliate in the amount of $2,887 during the first quarter of Fiscal 2014, reflecting the positive results of  increased rental income.   During the first quarter of Fiscal Year 2015, the Company had interest expense in the amount of $8,294.  Most of this interest was due to Richard J. Church, the previous sole director and officer, for working capital loans and the loan to purchase the ownership interest in Ananda.   The Company had interest expense in the amount of $6,693 during the first quarter of Fiscal Year 2014.

Net loss.  As a result of the increase in net loss from operations and increase in interest expense, offset to a lesser extent in the increase in the equity in income of unconsolidated affiliate, the Company had a net loss in the amount of $67,243 during the first quarter of Fiscal Year 2015, or a per-share loss of $0.04, compared to net loss in the amount of $32,349 during the first quarter of Fiscal Year 2014, or a per-share loss of $0.02.

Results of Operations – Ananda Investments, LLC

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues.  During the first quarter of Fiscal Year 2015, Ananda had revenues in the amount of $28,800.  These revenues represent an increase of $18,900 from revenues in the amount of $9,900 during the first quarter of Fiscal Year 2015.  This increase resulted from the Ananda’s procurement of a primary tenant during the third quarter of 2014.

Expenses.  During the first quarter of Fiscal Year 2015, Ananda had expenses in the amount of $14,159, which represents an increase of $2,497 from expenses in the amount of $11,662 during the first quarter of Fiscal Year 2014, as Ananda had increased expenses relating to repairs and maintenance that it did not have during the first quarter of 2014.

Net Income (Loss) from Operations.  In view of the increase in income offset to some extent by an increase in expenses, Ananda had a net income from operations in the amount of $14,641 during the first quarter of Fiscal Year 2015 compared to net loss from operations in the amount of $1,762 during the first quarter of Fiscal Year 2014.

Other Income (Expense).  During the first quarter of Fiscal Year 2015, Ananda had interest expense in the amount of $5,233, which represents a small decrease from interest expense in the amount of $5,488 during the first quarter of Fiscal Year 2014.   During the first quarter of Fiscal Year 2015, Ananda had interest income in the amount of $23 compared to interest income in the amount of $33 during the first quarter of Fiscal Year 2014.

 Net Income.  In view of the increase in income offset to some extent  by an increase in expenses, Ananda had  net income in the amount of $9,431 during the first quarter of Fiscal Year 2015 compared to a net loss in the amount of $7,217 during the first quarter of Fiscal Year 2014.

Liquidity and Capital Requirements

The Company began its pursuit of real estate acquisitions in 2010.  Currently, the Company has only one real estate interest.  If we elect to acquire other real properties, we expect to finance any future acquisition with a combination of a cash down payment (probably 10% to 25% or more of the purchase price) and seller or third party financing (for the remaining approximately 75% to 90% of the purchase price), although the Company may in limited circumstances be able to satisfy a portion of the purchase price for a property with the Company’s equity securities.  The Company will need to procure cash to fund future down payments from a future private equity offering.

The Company is currently evaluating the scope of the acquisitions that it wishes to pursue.  The amount of capital that the Company will need will depend on the scope of the acquisitions that the Company ultimately decides to pursue, which is uncertain at this time.  However, for the Company to acquire any additional real estate properties or non-real estate based operating businesses, the Company would be required to undertake certain financing activities.  The sources for financing would most likely be equity sources, including but not limited to, for example, private investments in public equity such as institutional investors or wealthy individuals.  The Company currently does not have any binding commitments for additional financing.  The Company cannot assure anyone that additional financing will be available to it when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If the Company does not obtain additional financing, it will not be able to acquire any additional real estate properties or operating businesses, and perhaps will not even be able to stay in business for that matter.  If the Company does not obtain necessary additional financing, it may be constrained to attempt to sell the sole interest that it has heretofore acquired or additional interests that it may hereafter acquire.  The Company granted to Richard Church, the former President and sole director of the Company, a security interest in its membership interest in Ananda to secure payment of a promissory note due on February 12, 2016 in the principal amount of $135,494.14..  Under certain circumstances, the Company could be forced to cease its operations and liquidate its remaining assets, if any.  The Company cannot assure anyone that it will be successful in obtaining necessary capital and in its acquisition activities.

The Company has incurred losses since inception.  These losses have been financed by loans to the Company by Richard J. Church, the controlling stockholder of the Company prior to February 2015, and an entity controlled by him and since February 2015 from loans provided by Boulderado and Magnolia.  The aggregate amount of the loans to the Company from Mr. Church through January 2015 totaled $509,960, including the $190,000 that was due to Mr. Church related to the Company’s acquisition of its sole current property interest.  Of the aggregate of the working capital loans, $170,960 was borrowed through fiscal 2012, $90,000 during fiscal 2013, $43,500 during fiscal 2014, and $19,000 during January 2015.  During January 2015, the Company repaid $3,500 to Mr. Church, since this amount was inadvertently remitted to the Company.  In connection with his sale of his entire interest in the Company, Mr. Church restructured the notes payable in the principal amount of $509,960 and accrued interest of $23,758 into three separate promissory notes totaling $533,718.  Of this amount, $398,224 was sold by Mr. Church to Boulderado and Magnolia.  The third note, in the amount of $135,494 is payable to Mr. Church.  In April, 2015, Boulderado and Magnolia lent the Company an additional $200,000.  Further information about this outstanding amount can be found in “Item 13.  Certain Relationships and Related Transactions, and Director Independence – Related Transactions” in the Company’s 2014 Annual Report on Form 10-K filed on February 6, 2015  with the U.S. Securities and Exchange Commission and in reports on Form 8-K filed on February 23, 2015 and April 18, 2015 with the U.S. Securities and Exchange Commission.  Boulderado and Magnolia indicate that they intend to continue to loan funds to the Company for expenses in excess of revenues for the next 12 months, but they are under no legal obligation to do so.

Accordingly, if Boulderado and Magnolia elect not to provide additional funds, the Company would be constrained to find alternative sources of funds.  The Company currently has no assurance that it will be able to find such alternative sources.

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

                                                                            BOSTON OMAHA CORPORATION
                                                                            (Registrant)

By:   /s/ Alex B. Rozek
Alex B. Rozek,
President and Treasurer (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)
                                                                           May 13, 2015