Form 10-Q
period 2015-06-30
BOSTON OMAHA Corp
filed 2015-08-14
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-170054

BOSTON OMAHA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
Delaware	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

292 Newbury Street, Suite 333, Boston, Massachusetts 02115
 (Address of principal executive offices)

(857) 256-0079
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,716,954 common shares and 1,055,560 Class A common shares as of August 11, 2015.

Item 1.   Financial Statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2015

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited
ASSETS

	June 30,	December 31,
	2015	2014

Current Assets:
Cash	$3,684,317	$1,461
Prepaid expense	6,600	-

Total Current Assets	3,690,917	1,461

Property and Equipment:
Structures and displays	3,192,692	-
Accumulated depreciation	(6,415)	-

Total Property and Equipment, net	3,186,277	-

Other Assets:
Intangible assets	3,476,354	-
Investment in unconsolidated affiliate	55,678	47,263

Total Other Assets	3,532,032	47,263

Total Assets	$10,409,226	$48,724

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$370,246	$373
Accounts payable, stockholder	2,721	-
Notes payable, stockholders	100,000	494,460
Note payable, related party	135,494	-
Accrued interest, stockholders	1,876	21,270
Accrued interest, related party	2,739	-

Total Current Liabilities	613,076	516,103

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 3,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 18,000,000 shares
authorized, 268,000 issued and outstanding	268	268
Class A common stock, $.001 par value, 12,000,000 shares
authorized, 1,055,560 and 0 shares issued	1,056	-
and outstanding, respectively
Additional paid-in capital	10,563,993	54,732
Accumulated deficit	(769,167)	(522,379)

Total Stockholders' Equity (Deficit)	9,796,150	(467,379)

Total Liabilities and Stockholders' Equity (Deficit)	$10,409,226	$48,724

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Consulting fees	$-	$5,467	$9,700	$11,966

Costs and Expenses:
Professional fees	140,174	9,818	212,545	39,086
Depreciation and amortization	21,973	-	21,973	-
Leased employees	6,662	-	6,662	-
Contract services	4,400	-	4,400	-
Travel and entertainment	1,877	-	1,877	-
General and administrative	1,092	-	1,142	-

Total Expenses	176,178	9,818	248,599	39,086

Net Loss from Operations	(176,178)	(4,351)	(238,899)	(27,120)

Other Income (Expense):
Equity in income (loss) of unconsolidated
affiliate	4,642	(7,769)	8,414	(10,656)
Interest	(8,009)	(7,067)	(16,303)	(13,760)

Net Loss before Income Tax	(179,545)	(19,187)	(246,788)	(51,536)

Income Tax (Provision) Benefit	-	-	-	-

Net Loss	$(179,545)	$(19,187)	$(246,788)	$(51,536)

Basic and Diluted Net Loss per Share	$(0.44)	$(0.07)	$(0.73)	$(0.19)

Basic and Diluted Weighted Average
Shares Outstanding	407,195	268,000	337,982	268,000

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Common Stock	Class A Common Stock	Comon Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2014	268,000	-	$268	$-	$54,732	$(455,601)	$(400,601)

Net loss, January 1, -
Decmber 31, 2014	-	-	-	-	-	(66,778)	(66,778)

Balance, December 31, 2014	268,000	-	268	-	54,732	(522,379)	(467,379)

Capital contribution, February 6, 2015	-	-	-	-	1,208		1,208

Capital contribution, April 30, 2015	-	-	-	-	3,955		3,955

Stock issued, June 19, 2015	-	1,000,000	-	1,000	9,999,000		10,000,000

Note conversion, June 19, 2015		30,328	-	31	303,260		303,291

Note conversion, June 19, 2015	-	25,232		25	201,838		201,863

Net loss, January 1, 2015 -
June 30, 2015	-	-	-	-	-	(246,788)	(246,788)

Balance, June 30, 2015	268,000	1,055,560	$268	$1,056	$10,563,993	$(769,167)	$9,796,150

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(246,788)	$(51,536)
Adjustments to reconcile net loss to cash provided
(used) by operating activities:
Depreciation and amortization	21,973
Equity in (income) loss of unconsolidated affiliate	(8,414)	10,656
Changes in operating assets and liabilities:
Prepaid expenses	(6,600)	2,000
Accounts payable and accrued expenses	72,594	935
Accrued interest	14,032	(8,068)

Net Cash Used in Operating Activities	(153,203)	(46,013)

Cash Flows from Investing Activities:
Purchase of structures, displays, and intangible assets	(6,384,604)	-

Net Cash Used in Investing Activities	(6,384,604)	-

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	219,000	40,000
Payments on notes payable to stockholders	(3,500)	(20,000)
Proceeds from issuance of stock	10,000,000	-
Contribution of capital	5,163	-

Net Cash Provided by Financing Activities	10,220,663	20,000

Net Increase (Decrease) in Cash	3,682,856	(26,013)

Cash, Beginning of Period	1,461	27,812

Cash, End of Period	$3,684,317	$1,799

Supplemental Cash Flow Information

Interest Paid in Cash	$2,270	$21,828

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited financial statements.

Consolidated Statements of Cash Flows (Continued)
Unaudited

Supplemental Schedules of Non-cash Financing Activities

	For the Six Months Ended
	June 30,
	2015	2014

Accounts payable on purchase of structures,
displays and intangible assets	$300,000

Restructure of notes payable, stockholders	398,224	-

Restructure of note payable, related party	135,494	-

Notes payable and accrued interest converted
to Class A common stock	505,154	-

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 1.                      ORGANIZATION AND BACKGROUND

Boston Omaha Corporation (formerly known as REO Plus, Inc.) (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate.  The Company’s operations include its 40% interest in Ananda Investments, LLC (“Ananda”) and business consulting services.  Revenues from consulting services are attributable to one client that is related to a former officer and director of the Company.

On March 18, 2015, the Company filed Form 8-K with the Securities and Exchange Commission disclosing its conversion from a Texas corporation to a Delaware corporation.

The Company completed an acquisition of outdoor advertising assets and entered the outdoor advertising business on June 19, 2015.

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

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Ananda Holdings, LLC (“AHLLC”)
Link Media Holdings, LLC (“LMH”)
Link Media Alabama, LLC (“LMA”)

AHLLC is a Texas limited liability company and was formed on February 6, 2015 for the purpose of holding the Company’s 40% interest in Ananda Investments, LLC (“Ananda”.)  LMH is a Delaware limited liability company and was formed on June 9, 2015 for the purpose of holding the investment in LMA and future entities who will be in the outdoor advertising business.  LMA is an Alabama limited liability company and was formed on June 10, 2015 to acquire outdoor advertising assets.

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $769,167 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property and Equipment

Property and equipment are carried at cost.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from three years to twenty years.  Significant gains and losses from retirements or disposition of assets are credited or charged to income at the time of disposition.

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two years and ten years.  Intangible assets are periodically reviewed for impairment..  Management monitors events and changes in circumstances that could indicate long-lived assets, including intangible assets, may not be recoverable.  Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, an impairment loss is recorded.  The Company recorded no impairment on its long-lived assets during the six months ended June 30, 2015.

Revenue Recognition

The Company recognizes revenue from consulting services when earned, according to the accrual basis of accounting.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

The Company will be deriving revenue from the leasing of billboards.  The terms of the Company’s operating leases range from one month to three years.  Rental income is recognized on the accrual basis during each month as the rents become due.

NOTE 3.                      BUSINESS ACQUISITIONS

On June 19, 2015, the Company’s subsidiary, LMA entered into an Asset Purchase Agreement with Bell Media, LLC for the purchase of thirty-eight billboards and related personal property from Bell Media, LLC.  The assets acquired are located in Alabama.  Bell Media, LLC sold only assets related to its outdoor advertising business.  The cash purchase price was $6,684,604, including $300,000 for which payment was deferred until approvals for LMA to assume certain land leases were obtained.  The approvals were obtained in July, 2015 and the payment was made.  The assets were acquired for the purpose of the Company’s entry into the outdoor advertising market.

The provisional allocation of the purchase price is as follows:

Property and Equipment:
Structures and displays	$3,192,692

Intangible Assets:
Customer contracts and location lease permits	3,357,912
Non-compete agreement	98,000
Non-solicitation agreement	36,000

3,491,912

Total	$6,684,604

The allocation of purchase price is based on internal information and will be revised when an independent appraisal has been completed.

The Company amortizes non-compete and non-solicitation agreements according to the terms of the agreement.  Customer contracts and location lease permits are amortized over the average remaining term of the location lease permits.  Amortization of the customer contracts and lease location permits, and non-compete and non-solicitation agreements for the six months ended June 30, 2015 and 2014 was $15,558 and $0, respectively.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 3.                      ACQUISITIONS (Continued)

Future amortization is as follows:

			Customer Contracts
	Non-compete	Non-solicitation	and Lease Location
	Agreement	Agreement	Permits	Total

June 30, 2016	$19,600	$18,000	$335,791	$373,391
June 30, 2017	19,600	17,250	335,791	372,641
June 30, 2018	19,600	-	335,791	355,391
June 30, 2019	19,600	-	335,791	355,391
June 30, 2020	18,783	-	335,791	354,574
Thereafter	-	-	1,664,966	1,664,966

	$97,183	$35,250	$3,343,921	$3,476,354

Net earnings of $15,396 for the period from June 19 through June 30, 2015 was credited to the gross purchase price of $6,700,000 as an adjustment of the purchase price.  There have been no revenues or earnings since the acquisition date included in the Company’s consolidated net loss for the period ended June 30, 2015.

The following is the unaudited pro forma information assuming the acquisition of certain Bell Media, LLC assets occurred on January 1, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$250,512	$390,574	$599,076	$731,074

Net Income (Loss)	$(109,204)	$177,877	$(14,367)	$299,138

Basic and Diluted Earnings per Share	$(0.27)	$.66	$(0.04)	$1.12

Basic and Diluted Weighted Average Shares Outstanding	407,195	268,000	337,982	268,000

The above pro-forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership.

NOTE 4.                      INVESTMENT IN AFFILIATE

On January 2, 2010 the Company acquired a 40% interest in Ananda Investments, LLC, a Texas member managed limited liability company which owns a commercial real estate rental property in Houston, Texas.  The investment was acquired from a then controlling stockholder.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 4.                      INVESTMENT IN AFFILIATE (Continued)

Summary financial results of Ananda for the three months and six months ended June 30, 2015 and 2014 are as follows:

Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Rental income	$28,800	$3,300	$57,600	$13,200
Operating expenses	(17,195)	(22,723)	(36,564)	(39,840)

Net income (loss)	$11,605	$(19,423)	$21,036	$(26,640)

Equity in income (loss) of
unconsolidated affiliate	$4,642	$(7,769)	$8,414	$(10,656)

Summary financial position for Ananda for the six months ended June 30, 2015 and for the year ended December 31, 2014 follows:
Financial Position
	June 30,	December 31,
	2015	2014

Cash	$85,745	$72,873
Other current assets	6,267	1,423
Land, buildings and improvements	428,506	441,456
Other assets	7,229	7,507

Total Assets	$527,747	$523,259

Deposits and accrued expenses	$15,524	$22,383
Mortgage payable	373,030	382,719

Total Liabilities	388,554	405,102

Members' equity	277,835	277,845
Accumulated deficit	(138,642)	(159,688)

Total Equity	139,193	118,157

Total Liabilities and Equity	$527,747	$523,259

Investment in unconsolidated affiliate	$55,678	$47,263

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 5.                      NOTES PAYABLE, STOCKHOLDERS

	June 30,	December 31,
	2015	2014
Note payable to an individual, bearing
interest at 5% per annum, unsecured,
principal and interest due February 5, 2016	$-	$290,960

Note payable to an individual, bearing
interest at 5% per annum, unsecured,
principal and interest due April 6, 2017	-	10,000

Note payable to an individual, non-interest
bearing, unsecured and due on demand	-	3,500

Note payable to an individual, bearing
interest at 7% per annum, unsecured,
interest due quarterly and principal due
January 1, 2020	-	190,000

Note payable to a limited liability company,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	50,000	-

Note payable to a limited partnership,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	50,000	-

	$100,000	$494,460

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

Two of the notes payable, totaling $398,224, were sold by the former controlling stockholder to the two new stockholders.  The third note is payable to the former controlling stockholder. The restructure of the notes payable was accounted for as an extinguishment of the debt.  There was no gain or loss on extinguishment since the fair value of the restructured notes was equivalent to the fair value of the notes prior to restructure.  (See Note 6.)

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 5.                      NOTES PAYABLE, STOCKHOLDERS (Continued)

On February 13, 2015, the former controlling stockholder resigned his positions of Chief Executive Officer and director of the Company.

As of February 13, 2015, the two new stockholders own an equal interest in 95% of the Company’s common stock.

On April 10, 2015, the Company issued notes payable to the two majority stockholders of $100,000 each, bearing interest at 5% per annum and due March 31, 2016. The notes were payable in cash or any or all of the promissory notes could be converted to shares of common stock.  The conversion could not occur until the Company raised $1,000,000 in gross proceeds from one or a series of equity offerings.  The conversion price was to be equal to 80% of the price paid by investors in the financing for identical securities.  On June 19, 2015, the stockholders converted their notes payable, together with accrued interest of $932 each, into 12,616 shares of Class A common stock and 1,262 warrants each.  The warrants are for the purchase of Class A common stock at a price of $8 per share, are exercisable at any time and expire on June 18, 2025.

On June 19, 2015, the two stockholders who were due an aggregate of $298,224 in notes payable settled the notes, together with accrued interest of $5,066, for an aggregate of 30,328 shares of Class A common stock and 3,032 warrants for the purchase of Class A common stock at a price of $10 per share.  The warrants are exercisable at any time and expire on June 18, 2025.  The conversion of the notes payable was accounted for as an extinguishment of the debt.  There was no gain or loss on the extinguishment since the fair value of the stock issued was equivalent to the fair value of the notes payable prior to conversion.

Management has evaluated the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Stock and concluded that the conversion option meets the criteria for classification in stockholders’ equity.  Therefore, derivative accounting is not applicable for the conversion option.

Management evaluated the conversion feature for whether it was beneficial as described in ASC Topic 470-30 and concluded it was not beneficial because the conversion price at commitment date was equal to the fair value of the Company’s common stock.

NOTE 6.                      NOTE PAYABLE, RELATED PARTY

At June 30, 2015, note payable, related party consists of a note payable to the former controlling stockholder in the principal amount of $135,494.  The note bears interest at 5.76% per annum, is due February 12, 2016, and is secured by the Company’s 40% interest in Ananda. The Company may elect to fully satisfy the outstanding principal and accrued interest by transferring the Company’s 40% interest in Ananda to the former controlling stockholder.  The former controlling stockholder may also elect to accept the transfer of the Company’s 40% interest in Ananda in full satisfaction of the unpaid principal and accrued interest.

Additionally, the Company has appointed the former controlling stockholder as proxy to act on behalf of the Company with respect to the Company’s ownership interest in Ananda.  The proxy extends to all actions, other than “extraordinary actions” defined in the Proxy Agreement.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 7.                      CAPITAL STOCK

On March 16, 2015, the Company converted its charter from Texas to Delaware.  In connection with its conversion the Company changed its authorized shares of preferred stock from 10,000,000 shares to 3,000,000 shares.

On the same date, the Company changed its authorized shares of common stock from 500,000,000 shares to 30,000,000 shares.

During April 2015, the former controlling stockholder made a $3,955 capital contribution to the Company in accordance with the purchase and sale agreement for the sale of his controlling interest in the Company.

On June 17, 2015 the Company effected a 7:1 reverse split.  On the same day, the Company amended its Certificate of Incorporation to authorize 12,000,000 shares of Class A common stock from the 30,000,000 shares of authorized common stock, reducing common stock authorized to 18,000,000 shares.  Each share of Class A common stock is identical to the Company’s common stock in liquidation, dividend and similar rights.  Additionally, each share of Class A common stock has 10 votes for each share held, while the Company’s common stock has one vote per share.  The holders of record of the Class A common stock are entitled to elect two directors to the Company’s board of directors.  Class A and Common shares are combined for purposes of computing earnings per share.

The financial statements for the six months ended June 30, 2015 and 2014 have been retroactively restated to reflect the reverse stock split.

On June 19, 2015, the Company issued 500,000 shares of Class A common stock at a price of $10 per share to each of its majority stockholders, resulting in gross proceeds to the Company of $10,000,000.  In connection with the stock issue, the Company issued 50,000 warrants to each of its majority stockholders to purchase additional shares of the Company’s Class A common stock at a price of $10 per share.  The warrants are exercisable at any time and expire on June 18, 2025.

As of June 30, 2015, the Company has issued 103,032 warrants for the purchase of Class A common stock at a price of $10 per share and 2,524 warrants for the purchase of Class A common stock at a price of $8 per share.  None of the warrants have been exercised, forfeited, or have expired.

NOTE 8.                      FUTURE MINIMUM LEASE PAYMENTS

In connection with the asset acquisition (See Note 3.), the Company acquired the leases for thirty-eight billboard locations.  The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 217 months.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

NOTE 8.                      FUTURE MINIMUM LEASE PAYMENTS (Continued)

Future minimum rents are as follows:

2016	$174,220
2017	174,220
2018	173,795
2019	163,600
2020	136,930
Thereafter	785,584

$1,608,349

NOTE 9.                      COMMITMENTS

On June 19, 2015, LMA executed a transition services agreement with Bell Media, LLC.  To facilitate the transition of the billboard business, Bell Media will perform certain managerial and administrative services during the six months following the execution of the agreement.  The monthly fee for the services is $11,000, and LMA may terminate the agreement by providing written notice fifteen days prior to cancellation.

The Company is jointly and severally liable as a guarantor on Ananda’s mortgage note payable to a bank.  The note is secured by a first lien deed of trust on the land and building owned by Ananda.  The note matures during June, 2028.  At June 30, 2015, the balance due was $373,030 and all of the payments have been timely made.  (See Note 4.)  The Company’s obligation as a guarantor on this note terminates upon the transfer of the Company’s membership interest in Ananda to the former controlling stockholder. (See Note 6.)

In connection with the sale of his interest in the Company, the former controlling stockholder executed a guaranty to the Company for the entire amount of the debt.  Should Ananda default on the note, the Company could potentially be liable for part or all of the unpaid principal and accrued interest.

Note 10.                      SUBSEQUENT EVENTS

On July 22, 2015, the controlling stockholders, Boulderado Partners, LLC (“Boulderado”) and Magnolia Capital Fund, LP (“Magnolia”) purchased common stock at $10 per share.  Boulderado purchased 250,000 shares and Magnolia purchased 1,200,000 shares resulting in gross proceeds to the Company of $14,500,000.  The proceeds were used to fund the purchase of outdoor advertising assets by the Company’s new subsidiary, Link Media of Florida, LLC (“LMF”).  Each holder of common stock will be eligible to participate in an offering of common stock and Class A common stock, under a rights offering anticipated to commence in September 2015.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2015

Note 10.                      SUBSEQUENT EVENTS (Continued)

On July 23, 2015, LMF entered into an asset purchase agreement with Fair Outdoor, LLC and its principal equity holders.  LMF acquired one digital billboard (with two faces), the rights to develop a second billboard, and an option to purchase a third billboard and related assets from Fair Outdoor, LLC.  The billboards and related assets are located in Tampa, Florida on the Florida State Fairground Authority’s property.  The acquired assets were purchased for $1,945,061 in cash.  The assets were acquired for the purpose of expanding the Company’s outdoor advertising business.  The evaluation of the accounting for the transaction is not complete.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Six Months Ended June 30, 2015

Ananda Investments, LLC
(A Texas Limited Liability Company)

Balance Sheets
Unaudited

	June 30,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash	$85,745	$72,873
Prepaid insurance	6,267	1,423

Total Current Assets	92,012	74,296

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(189,475)	(176,525)

Property and Equipment, net	428,506	441,456

Other Assets:
Deferred loan costs	7,229	7,507

Total Assets	$527,747	$523,259

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,924	$12,783
Lease deposit	3,900	3,900
Current portion of long-term debt	20,126	19,574

Total Current Liabilities	29,950	36,257

Lease deposit	5,700	5,700
Long-term debt	352,904	363,145

Total Liabilities	388,554	405,102

Members' Equity	139,193	118,157

Total Liabilities and Members' Equity	$527,747	$523,259

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Operations and Members' Equity
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:	$28,800	$3,300	$57,600	$13,200

Costs and Expenses:
Depreciation and amortization	6,614	6,614	13,228	13,228
Property taxes	2,712	2,762	5,424	5,474
Insurance	2,523	1,926	4,286	3,812
Repairs and maintenance	390	5,142	3,210	5,440
Utilities	-	377	-	529
General and administrative	-	384	250	384

Total Costs and Expenses	12,239	17,205	26,398	28,867

Net Income (Loss) from Operations	16,561	(13,905)	31,202	(15,667)

Other Income (Expense):
Interest and late fee income	323	27	346	60
Interest expense	(5,279)	(5,545)	(10,512)	(11,033)

Net Income (Loss)	11,605	(19,423)	21,036	(26,640)

Members' Equity, Beginning of Period	127,588	150,452	118,157	157,669

Members' Equity, End of Period	$139,193	$131,029	$139,193	$131,029

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$21,036	$(26,640)
Adjustments to reconcile net income (loss) to cash
provided (used) in operating activities:
Depreciation and amortization	13,228	13,228
Changes in operating assets and liabilities:
Prepaid insurance	(4,844)	(3,032)
Accounts payable and accrued expenses	(6,859)	(5,425)
Lease deposit	-	600

Net Cash Provided (Used) in Operating Activities	22,561	(21,269)

Cash Flows from Financing Activities:
Payments on long-term debt	(9,689)	(9,168)

Net Cash Used in Financing Activities	(9,689)	(9,168)

Net Increase (Decrease) in Cash	12,872	(30,437)

Cash, Beginning of Period	72,873	96,009

Cash, End of Period	$85,745	$65,572

Interest paid	$10,512	$11,033

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)
Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2015

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

NOTE 2.                      LONG-TERM DEBT

As of June 30, 2015 long-term debt consists of an installment note payable to a bank, bearing interest at 5.57% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas and assignment of the rents and leases related thereto.  The note is also guaranteed by the members.  The note is payable in monthly installments of $3,367 and matures during June, 2028.

Long-term debt is as follows:

	June 30,	December 31,
	2015	2014

Note payable	$373,030	$382,719
Less current portion	(20,126)	(19,574)

Long-term debt	$352,904	$363,145

Ananda Investments, LLC
(A Texas Limited Liability Company)
Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2015

NOTE 2.                      LONG-TERM DEBT (Continued)

Maturities of long-term debt are as follows:

June 30, 2016	$20,126
June 30, 2017	21,276
June 30, 2018	22,492
June 30, 2019	23,777
June 30, 2020	25,135
Thereafter	260,224

$373,030

Total interest for the six months ended June 30, 2015 and 2014 was $10,512 and $11,033, respectively.

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

General

Boston Omaha Corporation was originally incorporated as REO Plus, Inc. on August 10, 2009 under the laws of the State of Texas.  On March 18, 2015, we reincorporated as a Delaware corporation and changed our name to Boston Omaha Corporation.   Our principal address is 292 Newbury Street, Suite 333, Boston, Massachusetts  02115 and our telephone number is 857-256-0079.

We were formed by a Delaware corporation then known as “Akashic Ventures, Inc.” for purposes of acquiring financially attractive real estate properties.   Richard J. Church acquired control of Akashic on May 18, 2008.  Until early 2010, Richard Church was a 40% owner of Ananda Investments, LLC (“Ananda”), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  This 40% ownership is comprised of 400 units of limited liability company member interest.  In early 2010, Mr. Church transferred his 40% ownership in Ananda to us.  In exchange, we issued to Mr. Church shares of our common stock as part of the purchase price for the Ananda interest.  As a result of the Ananda transfer, we became the largest owner of Ananda by a significant margin.

On February 13, 2015,  Mr.  Church, entered into an agreement with each of Boulderado Partners, LLC (“Boulderado”) and Magnolia Capital Fund, LP (“Magnolia”) whereby Mr. Church sold to each of Boulderado and Magnolia 126,825 shares of our common stock owned by Mr. Church at a purchase price of $.007 per share (these share and per share prices reflect a subsequent 1:7 reverse stock split).  These constituted all of the shares of Common Stock owned by Mr. Church, representing approximately 95% of the Company’s issued and outstanding shares.   Mr. Church sold to each of Boulderado and Magnolia a 50% interest in a certain promissory note issued by us to Mr. Church in the principal amount of $298,224.45.  Mr. Church also conveyed to each of Boulderado and Magnolia a 50% interest in another promissory note issued by us to Mr. Church in the principal amount of $100,000.  Finally, Mr. Church retained a non-recourse promissory note issued by Ananda Holding, LLC (“Holding”), our new wholly-owned subsidiary, in the principal amount of $135,494.14 (the “Holding Note”).  These debt instruments, which in their principal amounts total $533,718.59, replaced all prior debt instruments issued by us to Mr. Church.

As part of the overall transaction, we transferred to Holding all of our equity interests in Ananda Investments, LLC.  Holding has pledged to Mr. Church our interest in Ananda Investments as security for repayment of the sums due under the Holding Note.  Under the terms of the Holding Note, Holding may transfer our entire interest in Ananda Investments to Mr. Church in exchange for the Holding Note and Mr. Church may exchange the Holding Note for our entire interest in Ananda Investments.  Upon any exchange of our interest in Ananda Investments, the Holding Note will be deemed paid in full.  Until such time as the exchange has taken place, Holding has granted to Mr. Church a limited proxy to vote on behalf of Holding on certain matters related to our membership interest in Ananda Investments, with certain major transactions requiring our prior approval, as the sole member of Holding.

On February 19, 2015, Mr. Church appointed Alex B. Rozek, a principal of Boulderado Group, LLC, as our sole Director and President.   On March 18, 2015, Mr. Rozek elected Adam K. Peterson, a principal of Magnolia Capital Fund, L.P. as an additional Director and as our Executive Vice President. Mr. Rozek and Mr. Peterson serve as Co-Chief Executive Officers of the Company.

On March 18, 2015, in order to change our state of incorporation to Delaware, we converted from a Texas corporation to a Delaware corporation.  This action was taken by means of an action by consent of stockholders owning approximately 95% of our issued and outstanding common stock.  Notice of the conversion, and of the rights of existing stockholders to certain appraisal rights, were mailed by our transfer agent to all stockholders of record of our common stock as required by the laws of the State of Texas.  No stockholder sought to exercise any appraisal rights.  As part of the reincorporation, our name was changed to “Boston Omaha Corporation.”   Our Certificate of Incorporation reduced the number of authorized shares of common stock from 500,000,000 to 30,000,000 shares and reduced the number of “blank check” preferred shares available for future designation from 10,000,000 to 3,000,000 shares.  As part of our conversion to a Delaware corporation, we also adopted new bylaws.

On June 17, 2015, we amended and restated our Certificate of Incorporation.  This action was taken by means of an action by consent of stockholders owning approximately 95% of our issued and outstanding common stock.  As part of the Amended and Restated Certificate of Incorporation, we:

*           Effected a 1:7 reverse stock split effective as of June 17, 2015.  This reverse stock split does not  impact the number of shares of Class A Common Stock subsequently issued on June 19, 2015.

*           Created 12,000,000 shares of Class A Common Stock.  Each share of Class A Common Stock is identical to the Common Stock in liquidation, dividend and similar rights.  The only difference is that each Class A Common Stock has 10 votes for each share held, while the Common Stock has a single vote per share and certain actions cannot be taken without the approval of the holders of the Class A Common Stock.

On June 19, 2015, and in connection with the acquisition of certain outdoor billboard assets of Bell Media, LLC, we entered into subscription agreements with each of Boulderado and Magnolia, whereby each of Boulderado and Magnolia purchased 500,000 shares of our newly established Class A Common Stock at a purchase price of $10.00 per share, resulting in gross proceeds to us of $10,000,000. Each of Boulderado and Magnolia also extinguished all principal and interest due under two promissory notes, each in the principal amount of $149,112.22, assigned to us on February 13, 2015 from Richard Church, the original holder of the notes.  As a result of this note extinguishment, each of Boulderado and Magnolia received 15,164 additional shares of Class A Common Stock.  At the same time, Boulderado and Magnolia also converted all sums due under the $100,000 convertible promissory notes we issued to each of them on April 10, 2015, such that each of Boulderado and Magnolia received 12,616 shares of Class A Common Stock at a conversion price of $8.00 per share.  In addition, each of Boulderado and Magnolia received warrants to purchase one share of Class A Common Stock at a price of $10.00 per share for each 10 shares of Class A Common Stock purchased, resulting in each of Boulderado and Magnolia receiving warrants to purchase 52,778 shares of Class A Common Stock.  These warrants are exercisable at any time on or before June 18, 2025. Of these warrants, 51,516 are exercisable at $10.00 per share and 1,262 are exercisable at $8.00 per share.

On July 22, 2015, we entered into subscription agreements with each of Boulderado and Magnolia whereby Boulderado purchased 250,000 shares of our Common Stock and Magnolia purchased 1,200,000 shares of our Common Stock, each at a purchase price of $10.00 per share, resulting in gross proceeds to us of $14,500,000.

On July 23, 2015, Link Media Florida, LLC, which is owned by Link Holdings, LLC, our subsidiary, entered into an Asset Purchase Agreement with Fair Outdoor, LLC and the equityholders of Fair Outdoor, LLC by which Link Media Florida, LLC acquired one billboard, rights to develop a second billboard, an option to purchase a third billboard and related assets from Fair Outdoor, LLC.   The billboards and related assets are located in Tampa Florida on property owned by the Florida State Fairground Authority.  The purchase price for the acquired assets was $1,945,060.85 paid at closing.  Proceeds from the sale of Class A Common Stock were used to acquire these assets from Fair Outdoor, LLC.

Each holder of our Common Stock will be eligible to participate in a rights offering of Class A Common Stock and Common Stock, which we anticipate will commence in September 2015 and continue through November 30, 2015.  Under the terms of the rights offering, each of our stockholders may participate based on his, her or its proportionate ownership of Common Stock and will have at least 30 days from the commencement date of the rights offering to elect to subscribe to purchase each of the Class A Common Stock and the Common Stock at a price of $10.00 per share of Common Stock.   Each stockholder electing to purchase shares of Class A Common Stock will also receive a warrant to purchase a share of Class A Common Stock for each 10 shares of Class A Common Stock purchased. Boulderado and Magnolia, which own approximately 95% of our issued and outstanding shares of Common Stock, will not participate further in the rights offering.

We became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.  We have not yet registered as a reporting company under the Securities Exchange Act of 1934, as amended, but intend to do so in the near future.

Plan of Operation

We historically sought to seek well-located properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort allow for the greatest appreciation on invested capital.   Thus far, the only real property interest we acquired has been the interest in Ananda.  For a description of this sole property interest, see the section captioned “Item 2.  Properties” in the Company’s 2014 Annual Report on Form 10-K filed on February 6, 2015 with the U.S. Securities and Exchange Commission.

Since February 2015, the Company has been recapitalized with $24,500,000 of additional capital provided by Boulderado and Magnolia, and has also converted debt principal and accrued interest in the amount of $505,154 into Class A Common Stock.  To date, the Company has acquired outdoor billboard assets in Alabama and Florida and expects to continue to seek additional acquisitions in billboard advertising.  We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications, and a growing use of billboard advertising by customers who previously ignored the medium due to the flexibility and opportunities now provided by digital billboard advertisements.

We source acquisitions both internally via phone calls or mailings and also by receipt of target acquisition opportunities from a number of brokers and other professionals.

 In addition to acquiring outdoor billboards, we are also seeking opportunities to acquire businesses (or a substantial stake in existing businesses).  This focus is primarily based upon businesses which provide services to a broad base of customers and which are expected to produce more consistent cash flows from operations.  Our current focus is to acquire businesses which have positive cash flow, are profitable, and require little in incremental capital to grow.  We may also purchase majority or minority positions in other privately held companies with businesses consistent with our acquisition criteria.

Results of Operations - General

We were incorporated on August 10, 2009 for purposes of acquiring financially attractive real estate properties.  We made our first property acquisition in early January 2010.  This acquisition consisted of a 40% ownership interest in Ananda Investments, LLC (“Ananda”), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  From April 2015 through July 2015, Boulderado and Magnolia purchased our Class A Common Stock, Class A Common Stock Warrants and Common Stock in exchange for $24,500,000 and converted an additional $505, 154 of debt into Class A Common Stock and Class A Common Stock Warrants.

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

Results of Operations – Boston Omaha Corporation

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues.  During the second quarter of 2015, we had no net revenues from consulting services or any other sources.  During the second quarter of 2014, we had $5,467 in net revenues from consulting services.  We no longer provide these real estate consulting services as we focus on outdoor billboard advertising as our primary source of revenues.  We may in the future expand our business activities to include other service based businesses.

Expenses.  During the second quarter of 2015, we had expenses in the amount of $176,178, primarily from, the acquisition of outdoor billboards from Bell Media, LLC, activities in connection with the acquisition of assets of Fair Outdoor, LLC, which acquisition was completed in July 2015, and our reincorporation as a Delaware corporation.  These expenses represent an increase of $166,360 from expenses in the amount of $9,818 for professional fees during the second quarter of 2014.

Net Loss from Operations.  Because we had no revenues in the second quarter of 2015 but expenses for such quarter increased, we had a net loss from operations in the amount of $176,178 during the second quarter of 2015, compared to a net loss from operations in the amount of $4,351 during the second quarter of 2014.

Other Income (Expense).   During the second quarter of 2015, we had equity in income of $4,642 of our unconsolidated affiliate, Ananda.  This equity in income of unconsolidated affiliate represents a $12,411 increase from the equity in loss of unconsolidated affiliate in the amount of $7,769 during the second quarter of 2014 as Ananda’s financial performance improved as a result of increased rental income.  During the second quarter of 2015, we had interest expense in the amount of $8,009, an increase from interest expense in the amount of $7,067 in the second quarter of 2014.  All of this interest expense was due to loans issued to Boulderado and Magnolia (either from loans previously issued by the Company to Richard Church and subsequently assigned by Mr. Church to Boulderado and Magnolia or from, loans issued by Boulderado and Magnolia to the Company in April 2015 in the aggregate principal amount of $200,000), and a prior loan issued by the Company to Richard Church.  As previously mentioned, in June 2015, we converted all $200,000 of outstanding loans issued in April 2015 and extinguished $298,000 of prior outstanding loans transferred from Mr. Church to Boulderado and Magnolia, as well as accrued interest on these loans, into Class A Common Stock and Common Stock warrants, thereby reducing the total principal debt outstanding at the end of the second quarter to $235,494.

Net Loss.  In view of revenues and an increase in expenses, we had a net loss of $179,545 for the three months ended June 30, 2015 as compared to a loss of $19,187 during the second quarter of 2014, or a per-share loss of $0.44 during the second quarter of 2015, compared to a per-share loss of $0.07 during the second quarter of 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues.  During the first six months of 2015, we had revenues in the amount of $9,700 from consulting services.  During the first six months of 2014, we had revenues of $11,966 from this source.  We no longer provide these real estate consulting services.

Expenses.  During the first six months of 2015, we had expenses in the amount of $248,599, as compared to expenses of $39,086 for the first six months of 2014.  These expenses in total represent an increase of $209,513, which increase is derived primarily from an increase of $173,459 in professional fees in the first six months of 2015 compared to the cost of professional fees during the first six months of 2014.  The increased professional fees were associated with work on several acquisitions and potential acquisitions we conducted in the first six months of 2015, and certain corporate reorganization activities.

Net Loss from Operations.  Because we had limited consulting revenues during the first six months of 2015 and operating expenses for the first six months of 2015 increased, we had a net loss from operations in the amount of $238,899 during the first six months of 2015, compared to a net loss from operations in the amount of $27,120 during the first six months of 2014.

Other Income (Expense). During the first six months of 2015, we had equity in income of its unconsolidated affiliate, Ananda, in the amount of $8,414.  This equity in income of unconsolidated affiliate represents an increase of $19,070 from the equity in loss of unconsolidated affiliate in the amount of $10,656 during the first six months of 2014 as Ananda’s financial performance increased correspondingly from the earlier period to the latter.  During the first six months of 2015, we had interest expense in the amount of $16,303.  All of this interest was due to prior loans issued from Mr. Church and Akashic for the seller-financing and loans for operating expenses, certain of which loans were acquired by Boulderado and Magnolia, as well as an additional loan of $100,000 from each of Boulderado and Magnolia issued in April 2015, which was subsequently converted on June 19, 2015 into Class A Common Stock and Class A Warrants.    We also incurred $13,760 of interest in the first six months of 2014.  This represents a slight increase of $2,543 in interest incurred in the first six months of 2015 compared to the first six months of 2014.  As a significant portion of the loans have been converted to equity, our interest expense is expected to drop significantly in the third quarter.

Net loss.  In view of an increase in expenses in the first six months of 2015 (offset to a limited extent by equity in income of unconsolidated affiliate), we had a net loss in the amount of $246,788 during the first six months of 2015, or a per-share loss of $0.73, compared to a net loss in the amount of $51,536 during the first six months of 2014, or a per-share loss of $0.19.

Results of Operations – Ananda Investments, LLC

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues.  During the second quarter of 2015, Ananda had revenues in the amount of $28,800.  These revenues represent an increase of $25,500, compared to revenues of $3,300 for the three months ended June 30, 2014.  The increase in revenues was a direct result of additional leasing activities.

Expenses.  During the second quarter of 2015, Ananda had expenses in the amount of $12,239.  These expenses represent a decrease of $4,966 from expenses in the amount of $17,205 during the second quarter of 2014.  The decrease in repairs and maintenance represents the largest portion of the decrease in expenses.

Net Income from Operations.  In view of the significant increase in revenues and a small decrease in expenses, Ananda had  net income from operations in the amount of $16,561 during the second quarter of 2015, compared to net loss from operations in the amount of $13,905 during the second quarter of 2014.

Other Income (Expense).  During the second quarter of 2015, Ananda had interest expense in the amount of $5,279.  This interest expense represents a slight decrease from interest expense in the amount of $5,545 during the second quarter of 2014.  During the second quarter of 2015, Ananda had interest income of $323 compared to interest income of $27 during the second quarter of 2014.

Net Income.  In view of the significant increase in revenues and a small decrease in expenses, Ananda had net income in the amount of $11,605 during the second quarter of 2015, compared to a net loss in the amount of $19,423 during the second quarter of 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues.  During the first six months of 2015, Ananda had revenues in the amount of $57,600.  These revenues represent an increase of $44,400 from revenues in the amount of $13,200 during the first six months of 2014, reflecting increased leasing activity.

Expenses. During the first six months of 2015, Ananda had expenses in the amount of $26,398.  These expenses represent a decrease of $2,469 from expenses in the amount of $28,867 during the first six months of 2014.  The decrease in repairs and maintenance represents the largest portion of the decrease in expenses, offset to a lesser extent by increases in insurance.

Net Income from Operations.  In view of the significant increase in revenues and a small decrease in expenses, Ananda had net income from operations in the amount of $31,202 during the first six months of 2015, compared to a net loss from operations in the amount of $15,667 during the first six months of 2014.

Other Income (Expense).  During the first six months of 2015, Ananda had interest expense in the amount of $10,512.  This interest expense represents a slight decrease from interest expense in the amount of $11,033 during the first six months of 2014.  During the first six months of 2015, Ananda had interest income of $346 compared to interest income of $60 during the first six months of 2014.

Net Income.  In view of the significant increase in revenues and a small decrease in expenses, Ananda had net income in the amount of $21,036 during the first six months of 2014, compared to a net loss in the amount of $26,640 during the first six months of 2014.

Liquidity and Capital Requirements

Currently, we own a real estate interest through Ananda, 38 billboards acquired from Bell Media, LLC on June 19, 2015, and one billboard and the right to build two additional billboards under two operating agreements acquired from Fair Outdoor, LLC on July 19, 2015. Our strategy is to continue to acquire other billboard locations as well as acquire other service-related businesses which are expected to generate consistent and significant positive cash flows.  We currently expect to finance any future acquisition with cash, and seller or third party financing.  In the future, we may be able to satisfy a portion of the purchase price for a property with the Company’s equity securities.  In July, Boulderado and Magnolia purchased our common stock raising gross proceeds of $14,500,000.  As a result, we have adequate resources to complete a certain limited number of acquisitions with these proceeds.  We will need to procure cash to fund future acquisitions once these funds are exhausted.

We continue to explore both the types and scope of acquisitions that we wish to pursue.  The amount of capital that we will need will depend on the scope of the acquisitions that we ultimately decide to pursue, which is uncertain at this time.  However, for us to acquire any significant additional businesses, we would be required to undertake certain financing activities once we exhaust the funding raised in July 2015.  The sources for financing would initially most likely be private equity sources, such as institutional investors or wealthy individuals.  We currently do not have any binding commitments for additional financing.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If we do not obtain additional financing, it will limit the acquisitions we can complete.   We cannot assure anyone that we will be successful in obtaining necessary capital in our acquisition activities or that any acquisition will achieve the levels of profitability necessary to maintain profitability.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As shown in the accompanying financial statements, we have an accumulated deficit of $769,167 since inception and have not yet produced earnings from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.  Management has in July 2015 raised an additional $14,500,000 through the issuance of stock through a private equity offering.  We also anticipate profitability from our recently acquired billboard operations. Our ability to continue as a going concern is dependent upon the our ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  There can be no assurance that management’s plan will be successful.

Seasonal Effects and Effects of Inflation

Management believes that the business interest it own in real estate and outdoor billboard advertising that it currently owns are not, and the ones that it will seek to acquire in the future will not be, subject to significant seasonal variations.  Management further believes that the service nature of the businesses we operate will be less significantly impacted by inflation as costs of materials are not anticipated to be a significant component of our costs, although the digital billboard portion of our business could be adversely impacted by rapidly rising electric rates.  Significant decreases in general economic conditions could reduce the rates we can charge customers for outdoor advertising and could adversely impact the real estate market. We do not currently anticipate raising significant debt financing in the near term so we do not anticipate that its operating results would be adversely affected by increased interest rates.  In the future, we may seek to raise additional capital through debt or convertible debt financings.  In such an event, increased interest rates could increase the cost of any future borrowing in ways that cannot now be determined.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description
31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*0	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION
(Registrant)

By:/s/ Alex B. Rozek
Alex B. Rozek,
President and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
August 13, 2015