Form 10-Q
period 2015-09-30
BOSTON OMAHA Corp
filed 2015-11-23
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(857) 256-0079
 (Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,716,954 common shares and 1,055,560 Class A common shares as of November 23, 2015.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	September 30,	December 31,
	2015	2014

Current Assets:
Cash	$14,254,517	$1,461
Accounts receivable	226,112	-
Prepaid expense	57,181	-

Total Current Assets	14,537,810	1,461

Property and Equipment:
Structures and displays	4,689,100	-
Accumulated depreciation	(160,843)	-

Total Property and Equipment, net	4,528,257	-

Other Assets:
Goodwill	3,742,465	-
Intangible assets, net	1,442,539	-
Investment in unconsolidated affiliate	27,828	47,263

Total Other Assets	5,212,832	47,263

Total Assets	$24,278,899	$48,724

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Balance Sheets (continued)
Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2015	2014

Current Liabilities:
Accounts payable and accrued expenses	$211,768	$373
Accounts payable, stockholder	2,721	-
Notes payable, stockholders	100,000	494,460
Note payable, related party	103,494	-
Accrued interest, stockholders	3,123	21,270
Accrued interest, related party	4,934	-
Deferred revenue	6,000	-

Total Current Liabilities	432,040	516,103

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 3,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 18,000,000 shares
authorized, 1,716,954 and 266,954 shares
issued and outstanding, respectively	1,717	267
Class A common stock, $.001 par value, 12,000,000 shares
authorized, 1,055,560 and 0 shares issued
and outstanding, respectively	1,056	-
Additional paid-in capital	25,062,544	54,733
Accumulated deficit	(1,218,458)	(522,379)

Total Stockholders' Equity (Deficit)	23,846,859	(467,379)

Total Liabilities and Stockholders' Equity (Deficit)	$24,278,899	$48,724

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Billboard rentals	$349,161	$-	$349,161	$-
Consulting fees	-	11,583	9,700	23,549

Total Revenues	349,161	11,583	358,861	23,549

Costs and Expenses:
Professional fees	335,322	14,892	547,867	53,978
Depreciation and amortization	189,331	-	211,304	-
Leased employees	70,729	-	77,391	-
Ground rents	56,146	-	56,146	-
Contract services	56,136	-	60,536	-
Travel and entertainment	28,528	-	30,405	-
General and administrative	23,742	-	24,884	-
Repairs and maintenance	18,762	-	18,762	-
Utilities	20,465	-	20,465	-

Total Expenses	799,161	14,892	1,047,760	53,978

Net Loss from Operations	(450,000)	(3,309)	(688,899)	(30,429)

Other Income (Expense):
Equity in income (loss) of
unconsolidated affiliate	4,151	(4,626)	12,565	(15,282)
Interest	(3,442)	(7,118)	(19,745)	(20,878)

Net Loss Before Income Tax	(449,291)	(15,053)	(696,079)	(66,589)

Income Tax (Provision) Benefit	-	-	-	-

Net Loss	$(449,291)	$(15,053)	$(696,079)	$(66,589)

Basic and Diluted Net Loss per Share	$(0.18)	$(0.06)	$(0.67)	$(0.25)

Basic and Diluted Weighted Average
Class A and Common
Shares Outstanding	2,441,536	266,954	1,046,178	266,954

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(696,079)	$(66,589)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	211,304	-
Equity in (income) loss of unconsolidated affiliate	(12,565)	15,282
Changes in operating assets and liabilities:
Accounts receivable	(226,112)	-
Prepaid expenses	(57,181)	3,000
Accounts payable and accrued expenses	214,116	1,792
Accrued interest	17,475	(950)
Deferred revenue	6,000	-

Net Cash Used in Operating Activities	(543,042)	(47,465)

Cash Flows from Investing Activities:
Business acquisitions of structures, displays,
and intangible assets	(9,924,565)	-

Net Cash Used in Investing Activities	(9,924,565)	-

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	219,000	40,000
Payments on notes payable to stockholders	(3,500)	(20,000)
Proceeds from issuance of stock	24,500,000	-
Contribution of capital	5,163	-

Net Cash Provided by Financing Activities	24,720,663	20,000

Net Increase (Decrease) in Cash	14,253,056	(27,465)

Cash, Beginning of Period	1,461	27,812

Cash, End of Period	$14,254,517	$347

Supplemental Cash Flow Information

Interest Paid in Cash	$2,270	$21,828

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

Supplemental Schedules of Non-cash Financing Activities

	For the Nine Months Ended
	September 30,
	2015	2014

Restructure of notes payable, stockholders	398,224	-

Restructure of note payable, related party	135,494	-

Notes payable and accrued interest converted
to Class A common stock	505,154	-

Distribution from unconsolidated affiliate applied to
note payable, related party	32,000	-

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 1.                      ORGANIZATION AND BACKGROUND

Boston Omaha Corporation (formerly known as REO Plus, Inc.) (“the Company”) was organized on August 11, 2009 for the purpose of investing in real estate. The Company’s operations include its ownership of multiple billboards in Florida, Georgia and Alabama and a 40% interest in Ananda Investments, LLC (“Ananda”).  Previously, the Company realized revenues from consulting services which were attributable to one client that was related to a former officer and director of the Company.

On March 18, 2015, the Company filed Form 8-K with the Securities and Exchange Commission disclosing its conversion from a Texas corporation to a Delaware corporation.

The Company completed an acquisition of outdoor advertising assets and entered the outdoor advertising business on June 19, 2015.  On July 23, 2015 and August 31, 2015, the Company completed two additional acquisitions of outdoor advertising assets.

The accompanying unaudited interim consolidated financial statements of Boston Omaha Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2014 and 2013 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 6, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2014 and 2013 as reported in the Company’s Form 10-K have been omitted.

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Ananda Holdings, LLC (“AHLLC”)
Link Media Holdings, LLC (“LMH”)
Link Media Alabama, LLC (“LMA”)
Link Media Florida, LLC (“LMF”)

AHLLC is a Texas limited liability company and was formed on February 6, 2015 for the purpose of holding the Company’s 40% interest in Ananda Investments, LLC (“Ananda”.)  LMH is a Delaware limited liability company and was formed on June 9, 2015 for the purpose of holding the investment in LMA, LMF and future entities which will be in the outdoor advertising business.  LMA is an Alabama limited liability company and was formed on June 10, 2015 to acquire outdoor advertising assets.  LMF is a Florida limited liability company and was formed on July 9, 2015 to acquire outdoor advertising assets.

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $1,218,458 since its inception and has not yet produced earnings from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability.  There can be no assurance that management’s plan will be successful.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts.  The Company evaluates the collectability of its accounts receivable based on its knowledge of its customers and historical experience of bad debts.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected.  For all other customers, the Company recognizes reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions. As of September 30, 2015, the allowance for doubtful accounts was zero.

Property and Equipment

Property and equipment are carried at cost.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from three years to fifteen years as follows:

Structures	15 years
Digital displays and electrical	3 to 10 years
Static and tri-vision displays	7 to 15 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is recorded at cost and is tested annually for impairment.  Management monitors events and changes in circumstances that could indicate goodwill may not be recoverable.  Whenever events and changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, an impairment loss is recorded.  The Company recorded no impairment of goodwill during the nine months ended September 30, 2015.

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two years and fifteen years as follows:

Customer relationships	2 years
Permits, Licenses, Lease Operating
Agreements, and Lease Acquisition	10 to 15 years
Noncompetition and Non-solicitation Agreements	2 to 5 years

Intangible assets are periodically reviewed for impairment.  Management monitors events and changes in circumstances that could indicate long-lived assets, including intangible assets, may not be recoverable.  Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, an impairment loss is recorded.  The Company recorded no impairment on its long-lived assets during the nine months ended September 30, 2015.

Land Leases

Most of the advertising structures are located on leased land.  Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months.  The lease contracts include those with fixed payments and those with escalating payments.  Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue.  Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability.

Revenue Recognition

The Company recognizes revenue from consulting services when earned, according to the accrual basis of accounting.

The Company generates revenue from outdoor advertising through the leasing of billboards.  The terms of the operating leases range from less than one month to three years and are generally billed monthly.  Revenue for advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations.  Payments received in advance of being earned are recorded as deferred income.

Advertising agency commissions for the nine months ended September 30, 2015 and 2014 were $3,218 and $0, respectively.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 3.                      BUSINESS ACQUISITIONS

Bell Media, LLC

On June 19, 2015, the Company’s subsidiary, LMA entered into a purchase agreement with Bell Media, LLC for the purchase of thirty-five billboards and related personal property from Bell Media, LLC.  The assets acquired are located in Alabama.  Bell Media, LLC sold only assets related to its outdoor advertising business.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price was $6,684,604, including $300,000 for which payment was deferred until approvals for LMA to assume certain land leases was obtained.  The approvals were obtained in July, 2015 and the payment was made.  The assets were acquired for the purpose of the Company’s entry into the outdoor advertising market.

The allocation of the purchase price is as follows:

Property and Equipment:
Structures and displays	$3,468,700

Intangible Assets:
Customer relationships	170,000
Permits, licenses, and lease acquisition costs	200,000
Noncompetition and non-solicitation agreements	98,000
Goodwill	2,747,904

3,215,904

Total	$6,684,604

The allocation of purchase price is based on an appraisal by an independent third party valuation firm.

The Company amortizes noncompetition and non-solicitation agreements according to the terms of the agreement. Customer relationships, permits, licenses, and lease acquisition costs are amortized over the average period of expected benefit determined from the information contained in the independent appraisal.  Amortization of customer relationships, permits, licenses, and lease acquisition costs for the nine months ended September 30, 2015 and 2014 was $38,791 and $0, respectively.

Net earnings of $15,396 for the period from June 19 through June 30, 2015 was credited to the gross purchase price of $6,700,000 as an adjustment of the purchase price.  Revenues included in the Company’s consolidated net loss for the period ended September 30, 2015 were $312,270.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 3.                      BUSINESS ACQUISITIONS (Continued)

Fair Outdoor, LLC

On July 23, 2015, the Company’s subsidiary, LMF entered into a purchase agreement with Fair Outdoor, LLC for the purchase of two digital billboard displays and related personal property from Fair Outdoor, LLC.  The assets acquired are located in Florida.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price was $1,945,061.  The assets were acquired for the purpose of expanding the Company’s presence in the outdoor advertising market.

The provisional allocation of the purchase price is as follows:

Property and Equipment:
Structures and displays	$454,550

Intangible Assets:
Permits, licenses, and lease acquisition costs	600,000
Noncompetition agreement	75,000
Goodwill	815,511

1,490,511

Total	$1,945,061

The allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.

The Company amortizes the noncompetition agreement according to the terms of the asset purchase agreement.  Permits and lease operating agreements are amortized over the average remaining term of the lease operating agreements.  Amortization of the noncompetition agreement, permits, and lease operating agreements for the nine months ended September 30, 2015 and 2014 was $9,170 and $0, respectively.

Adjustments to the gross purchase price of $2,000,000 were $54,939 and included net earnings of $13,939 for the period from July 23 through August 23, 2015.  Since the date of acquisition, revenues of $37,424 were included in the Company’s consolidated net loss for the period ended September 30, 2015.

I-85 Advertising, LLC

On August 31, 2015, the Company’s subsidiary, LMA entered into a purchase agreement with I-85 Advertising, LLC for the purchase of ten static displays and related personal property from I-85 Advertising, LLC.  The assets acquired are located in Georgia.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price was $1,294,900.  The assets were acquired for the purpose of expanding the Company’s presence in the outdoor advertising market.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 3.                      BUSINESS ACQUISITIONS (Continued)

I-85 Advertising, LLC (continued)

The provisional allocation of the purchase price is as follows:

Property and Equipment:
Structures and displays	$765,850

Intangible Assets:
Easements	150,000
Permits	100,000
Noncompetition agreement	100,000
Goodwill	179,050

529,050

Total	$1,294,900

The allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.

The easements are permanent easements which grant the Company the right to use real property not owned by the Company.  Since these rights are perpetual, they are not amortized.  The Company amortizes the noncompetition agreement according to the terms of the asset purchase agreement.  Permits are amortized over the average economic lives determined from internal information.  Amortization of the noncompetition agreement and the permits for the nine months ended September 30, 2015 and 2014 was $2,500 and $0, respectively.

Net earnings of $5,100 for the period from August 31 through November 30, 2015 were credited to the gross purchase price of $1,300,000 as an adjustment to the purchase price.  Since the date of acquisition, revenues of $6,800 were included in the Company’s consolidated net loss for the period ended September 30, 2015.

Pro Forma Information

The following is the unaudited pro forma information assuming all three acquisitions occurred on January 1, 2014. For Bell Media, depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.  For Fair Outdoor and I-85 Advertising, depreciation is computed on historical cost.  Depreciation is computed on the straight line method over the estimated remaining economic lives of the assets, ranging from three years to fifteen years.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 3.                      BUSINESS ACQUISITIONS (Continued)

Pro Forma Information (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$378,023	$429,325	$1,244,931	$1,172,250

Net (Loss) Income	$(453,181)	$67,799	$(607,357)	$127,411

Basic and Diluted
(Loss) Earnings per Share	$(0.19)	$0.25	$(0.58)	$0.48

Basic and Diluted Weighted
Average Class A and Common
Shares Outstanding	2,441,536	266,954	1,046,178	266,954

With respect to Bell Media, the above pro-forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership that were not acquired.

Future Amortization

The future amortization associated with the intangible assets acquired in the abovementioned acquisitions is as follows:

		Permits, Licenses,	Noncompetition
		Lease Operating	and
	Customer	Agreements, and	Non-solicitation
	Relationships	Lease Acquisition	Agreements	Total

September 30, 2016	$85,000	$70,020	$63,000	$218,020
September 30, 2017	60,208	70,020	58,917	189,145
September 30, 2018		70,020	49,000	119,020
September 30, 2019		70,020	49,000	119,020
September 30, 2020		70,020	40,749	110,769
Thereafter		536,565		536,565

	$145,208	$886,665	$260,666	$1,292,539

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

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 4.                      INVESTMENT IN AFFILIATE (Continued)

Summary financial results of Ananda for the three months and nine months ended September 30, 2015 and 2014 are as follows:

Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Rental income	$28,800	$7,800	$86,400	$21,000
Operating expenses	(18,424)	(19,365)	(54,988)	(59,205)

Net income (loss)	$10,376	$(11,565)	$31,412	$(38,205)

Equity in income (loss) of
unconsolidated affiliate	$4,151	$(4,626)	$12,565	$(15,282)

Summary financial position for Ananda for the nine months ended September 30, 2015 and for the year ended December 31, 2014 follows:

Financial Position

	September 30,	December 31,
	2015	2014

Cash	$22,877	$72,873
Other current assets	3,447	1,423
Land, buildings and improvements	422,032	441,456
Other assets	7,090	7,507

Total Assets	$455,446	$523,259

Deposits and accrued expenses	$17,736	$22,383
Mortgage payable	368,141	382,719

Total Liabilities	385,877	405,102

Members' equity	277,845	277,845
Distributions to members	(80,000)	-
Accumulated deficit	(128,276)	(159,688)

Total Equity	69,569	118,157

Total Liabilities and Equity	$455,446	$523,259

Investment in unconsolidated affiliate	$27,828	$47,263

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 5.                      NOTES PAYABLE, STOCKHOLDERS

	September 30,	December 31,
	2015	2014
Note payable to an individual, bearing
interest at 5% per annum, unsecured,
principal and interest due February 5, 2016	$-	$290,960

Note payable to an individual, bearing
interest at 5% per annum, unsecured,
principal and interest due April 6, 2017	-	10,000

Note payable to an individual, non-interest
bearing, unsecured and due on demand	-	3,500

Note payable to an individual, bearing
interest at 7% per annum, unsecured,
interest due quarterly and principal due
January 1, 2020	-	190,000

Note payable to a limited liability company,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	50,000	-

Note payable to a limited partnership,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	50,000	-

	$100,000	$494,460

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

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 5.                      NOTES PAYABLE, STOCKHOLDERS (Continued)

As of February 13, 2015, the two new stockholders owned an equal interest in 95% of the Company’s common stock.

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

On June 19, 2015, the two stockholders who were due an aggregate of $298,224 in notes payable extinguished the notes, together with accrued interest of $5,066, for an aggregate of 30,328 shares of Class A common stock and 3,032 warrants for the purchase of Class A common stock at a price of $10 per share.  The warrants are exercisable at any time and expire on June 18, 2025.  The conversion of the notes payable was accounted for as an extinguishment of the debt.  There was no gain or loss on the extinguishment since the fair value of the stock issued was equivalent to the fair value of the notes payable prior to conversion.

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

NOTE 6.                      NOTE PAYABLE, RELATED PARTY

At September 30, 2015, note payable, related party consists of a note payable to the former controlling stockholder in the principal amount of $103,494.  The note bears interest at 5.76% per annum, is due February 12, 2016, and is secured by the Company’s 40% interest in Ananda. The Company may elect to fully satisfy the outstanding principal and accrued interest by transferring the Company’s 40% interest in Ananda to the former controlling stockholder.  The former controlling stockholder may also elect to accept the transfer of the Company’s 40% interest in Ananda in full satisfaction of the unpaid principal and accrued interest.

The note was restructured on February 13, 2015 in the original principal amount of $135,494.  During the three months ended September 30, 2015, Ananda made a distribution to its members (See Note 4.)  The Company’s share of the distribution was $32,000 and was distributed directly to the former controlling stockholder as a principal payment on the note.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 6.                      NOTE PAYABLE, RELATED PARTY (Continued)

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

The financial statements for the nine months ended September 30, 2015 and 2014 have been retroactively restated to reflect the reverse stock split.

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

As of September 30, 2015, the Company has issued 103,032 warrants for the purchase of Class A common stock at a price of $10 per share and 2,524 warrants for the purchase of Class A common stock at a price of $8 per share.  None of the warrants have been exercised, forfeited, or have expired.

On July 22, 2015, the controlling stockholders, Boulderado Partners, LLC (“Boulderado”) and Magnolia Capital Fund, LP (“Magnolia”) purchased common stock at $10 per share.  Boulderado purchased 250,000 shares and Magnolia purchased 1,200,000 shares resulting in gross proceeds to the Company of $14,500,000.  The proceeds were used to fund Link Media Florida, LLC (“LMF”) the Company’s new subsidiary, in its purchase of outdoor advertising assets.  Each holder of common stock will be eligible to participate in an offering of common stock and Class A common stock, under a future rights offering.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 8.                      FUTURE MINIMUM LEASE PAYMENTS

In connection with the asset acquisitions (See Note 3.), the Company acquired the leases for thirty-three billboard locations.  The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to two hundred seventeen months.

Future minimum rents are as follows:

2016	$255,839
2017	256,545
2018	255,317
2019	239,997
2020	216,719
Thereafter	1,565,330

$2,789,747

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

The Company is joint and severally liable as a guarantor on Ananda’s mortgage note payable to a bank.  The note is secured by a first lien deed of trust on the land and building owned by Ananda.  The note matures during June, 2028.  At September 30, 2015, the balance due was $368,141 and all of the payments have been made timely.  (See Note 4.)  The Company’s obligation as a guarantor on this note terminates upon the transfer of the Company’s membership interest in Ananda to the former controlling stockholder. (See Note 6.)

In connection with the sale of his interest in the Company, the former controlling stockholder executed a guaranty to the Company for the entire amount of the debt.  Should Ananda default on the note, the Company could potentially be liable for part or all of the unpaid principal and accrued interest.

NOTE 10.      SUBSEQUENT EVENTS

On October 14, 2015 the Company purchased an 8.33% interest in a Florida Limited Liability Company whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate and all matters incidental to or related thereto.  The purchase price of the investment was $377,732.

On October 19, 2015, the Company changed the number of authorized shares of Class A common stock from 12,000,000 shares to 1,300,000 shares and authorized shares of common stock from 18,000,000 shares to 28,700,000 shares.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Unaudited Financial Statements

For the Nine Months Ended September 30, 2015

Ananda Investments, LLC
(A Texas Limited Liability Company)
Balance Sheets
Unaudited

	September 30,	December 31,
	2015	2014

ASSETS

Current Assets:
Cash	$22,877	$72,873
Prepaid insurance	3,447	1,423

Total Current Assets	26,324	74,296

Property and Equipment:
Land	100,000	100,000
Building and improvements	517,981	517,981

Total Property and Equipment	617,981	617,981

Accumulated depreciation	(195,949)	(176,525)

Property and Equipment, net	422,032	441,456

Other Assets:
Deferred loan costs	7,090	7,507

Total Assets	$455,446	$523,259

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accrued expenses	$8,136	$12,783
Lease deposit	3,900	3,900
Current portion of long-term debt	20,407	19,574

Total Current Liabilities	32,443	36,257

Lease deposit	5,700	5,700
Long-term debt	347,734	363,145

Total Liabilities	385,877	405,102

Members' Equity	69,569	118,157

Total Liabilities and Members' Equity	$455,446	$523,259

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Operations and Members' Equity
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:	$28,800	$11,700	$86,400	$24,900
Commissions	-	(3,900)	-	(3,900)

Net Revenues	28,800	7,800	86,400	21,000

Costs and Expenses:
Depreciation and amortization	6,613	6,613	19,841	19,841
Property taxes	3,030	2,662	8,454	8,136
Insurance	2,046	1,926	6,332	5,738
Repairs and maintenance	1,578	1,822	4,788	7,262
Utilities	-	360	-	889
General and administrative	10	527	260	911

Total Costs and Expenses	13,277	13,910	39,675	42,777

Net Income (Loss) from Operations	15,523	(6,110)	46,725	(21,777)

Other Income (Expense):
Interest income and late fee income	64	23	410	83
Interest expense	(5,211)	(5,478)	(15,723)	(16,511)

Net Income (Loss)	10,376	(11,565)	31,412	(38,205)

Members' Equity, Beginning of Period	139,193	131,029	118,157	157,669
Distributions to members	(80,000)	-	(80,000)	-

Members' Equity, End of Period	$69,569	$119,464	$69,569	$119,464

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net income (loss)	$31,412	$(38,205)
Adjustments to reconcile net income (loss) to cash
provided (used) in operating activities:
Depreciation and amortization	19,841	19,841
Changes in operating assets and liabilities:
Prepaid insurance	(2,024)	(1,705)
Accrued expenses	(4,647)	(2,713)
Deferred income	-	5,700
Lease deposit	-	6,300

Net Cash Provided (Used) in Operating Activities	44,582	(10,782)

Cash Flows from Financing Activities:
Payments on long-term debt	(14,578)	(13,789)
Distributions to members	(80,000)	-

Net Cash (Used) in Financing Activities	(94,578)	(13,789)

Net (Decrease) in Cash	(49,996)	(24,571)

Cash, Beginning of Period	72,873	96,009

Cash, End of Period	$22,877	$71,438

Interest Paid	$15,723	$16,511

Income Taxes Paid	$-	$-

See accompanying notes to the unaudited financial statements.

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2015

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

NOTE 2.                      LONG-TERM DEBT

As of September 30, 2015 long-term debt consists of an installment note payable to a bank, bearing interest at 5.57% per annum, secured by a first lien deed of trust on the land and building located in Houston, Texas and assignment of the rents and leases related thereto.  The note is also guaranteed by the members.  The note is payable in monthly installments of $3,367 and matures during June, 2028.

	September 30,	December 31,
	2015	2014

Note payable	$368,141	$382,719
Less current portion	(20,407)	(19,574)

Long-term debt	$347,734	$363,145

Ananda Investments, LLC
(A Texas Limited Liability Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended September 30, 2015

NOTE 2.                      LONG-TERM DEBT (Continued)

 Maturities of long-term debt are as follows:

September 30, 2016	$20,407
September 30, 2017	21,574
September 30, 2018	22,806
September 30, 2019	24,110
September 30, 2020	25,487
Thereafter	253,757

$368,141

Total interest for the nine months ended September 30, 2015 and 2014 was $15,723 and $16,511, respectively.

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

On July 23, 2015, Link Media Florida, LLC, which is owned by Link Media Holdings, LLC, our subsidiary, entered into an Asset Purchase Agreement with Fair Outdoor, LLC and the equityholders of Fair Outdoor, LLC by which Link Media Florida, LLC acquired one billboard, rights to develop a second billboard, an option to purchase a third billboard and related assets from Fair Outdoor, LLC.   The billboards and related assets are located in Tampa Florida on property owned by the Florida State Fairground Authority.  The purchase price for the acquired assets was $1,945,060.85 paid at closing.  Proceeds from the sale of Class A Common Stock were used to acquire these assets from Fair Outdoor, LLC.

On August 31, 2015, Link Media Alabama, LLC, which is owned by Link Media Holdings, LLC, entered into an Asset Purchase Agreement with I-85 Advertising, LLC, the members of I-85 Advertising, LLC and Canton Partners (an affiliate of I-85 Advertising, LLC), by which Link Media Alabama, LLC acquired five billboards, rights to certain easements, and related assets from I-85 Advertising, LLC.   The billboards and related assets are located along Interstate 85 in Georgia.  The purchase price for the acquired assets was $1,294,900 paid at closing.

On October 14, 2015, we purchased an 8.33% interest in a Florida limited liability company whose principal business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate.  The purchase price of the investment was $377,732.

On October 19, 2015, we amended our Amended and Restated Certificate of Incorporation to reduce the authorized number of shares of our Class A Common Stock from 12,000,000 to 1,300,000, which in turn increased the authorized number of shares of our Common Stock not designated as Class A Common Stock from 18,000,000 to 28,700,000.

Each holder of our Common Stock will be eligible to participate in a rights offering of Class A Common Stock and Common Stock, which we anticipate will commence later this year or early in 2016.  Under the terms of the rights offering, each of our stockholders may participate based on his, her or its proportionate ownership of Common Stock and will have at least 35 days from the commencement date of the rights offering to elect to subscribe to purchase each of the Class A Common Stock and the Common Stock at a price of $10.00 per share of Common Stock.   Each stockholder electing to purchase shares of Class A Common Stock will also receive a warrant to purchase a share of Class A Common Stock for each 10 shares of Class A Common Stock purchased. Boulderado and Magnolia, which own approximately 95% of our issued and outstanding shares of Common Stock, will not participate further in the rights offering.

We became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.  We have not yet registered as a reporting company under the Securities Exchange Act of 1934, as amended, but intend to do so in the near future.

Plan of Operation

Prior to when current management took over in February 2015, we sought to seek well-located commercial properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort may allow for a greater appreciation on invested capital.   The only real property interest we directly acquired has been the interest in Ananda.   For a description of this sole property interest, see the section captioned “Item 2.  Properties” in the Company’s 2014 Annual Report on Form 10-K filed on February 6, 2015 with the U.S. Securities and Exchange Commission.

Since present management took over in February 2015, the Company has been recapitalized with $24,500,000 of additional capital provided by Boulderado and Magnolia, and has also converted debt principal and accrued interest in the amount of $505,154 into Class A Common Stock and warrants.  To date, the Company has acquired outdoor billboard assets in Alabama, Florida and Georgia and expects to continue to seek additional acquisitions in billboard advertising.  We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, and a growing use of billboard advertising by customers who previously ignored or underutilized the medium due to the general inflexibility of static board contracts.

We source acquisitions both internally via phone calls or mailings and also by receipt of target acquisition opportunities from a number of brokers and other professionals.

In addition to acquiring outdoor billboards, we are also seeking opportunities to acquire other businesses or a significant interest in existing businesses.  We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, while utilizing minimal to no debt, and that are available at a reasonable price  However, we may consider minority positions and stock issuance when the economics are favorable.  In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

Subsequent to September 30, 2015, we made a minority stake investment in a  company engaged in the development and financing of residential real estate. In addition, on September 11, 2015 we formed General Indemnity Group, LLC, a wholly owned subsidiary, which we intend to use to acquire and underwrite potential future insurance operations.

Results of Operations - General

We were incorporated on August 10, 2009 for purposes of acquiring financially attractive real estate properties.  We made our first property acquisition in early January 2010.  This acquisition consisted of a 40% ownership interest in Ananda Investments, LLC (“Ananda”), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  From April 2015 through July 2015, Boulderado and Magnolia purchased our Class A Common Stock, Class A Common Stock Warrants and Common Stock in exchange for $24,500,000 and converted an additional $505,154 of debt into Class A Common Stock and Class A Common Stock Warrants.

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

Results of Operations – Boston Omaha Corporation

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues.  During the third quarter of 2015, we had net revenues from billboard rentals of $349,161.  We had  no net revenues from consulting services or any other sources.  We no longer provide these real estate consulting services as we focus on outdoor billboard advertising as our primary source of revenues.  We may in the future expand our business activities to include other service based businesses.

Expenses.  During the third quarter of 2015, we had expenses in the amount of $799,161, primarily from, the acquisition of the three outdoor billboard businesses we acquired.   Of this amount, $335,322 was associated with legal, audit, accounting and other expenses associated with these acquisitions and $189,331 was associated with depreciation and amortization expenses.  In contrast, for the three months ended September 30, 2014, we had limited expenses of $14,892 in professional fees.

Net Loss from Operations.  Because of the costs associated with these acquisitions, we had a net loss from operations in the amount of $450,000 during the third quarter of 2015, compared to a net loss from operations in the amount of $3,309 during the third quarter of 2014.

Other Income (Expense).   During the third quarter of 2015, we had equity in income of $4,151 of our unconsolidated affiliate, Ananda.  This equity in income of unconsolidated affiliate represents an $8,777 increase from the equity in loss of unconsolidated affiliate in the amount of $4,626 during the third quarter of 2014 as Ananda’s financial performance improved as a result of increased rental income.  During the third quarter of 2015, we had interest expense in the amount of $3,442, a decrease from interest expense in the amount of $7,118 in the third quarter of 2014, due to the lower principal debt outstanding during the third quarter of 2015.  All of this interest expense was due to loans issued to Boulderado and Magnolia (either from loans previously issued by the Company to Richard Church and subsequently assigned by Mr. Church to Boulderado and Magnolia or from, loans issued by Boulderado and Magnolia to the Company in April 2015 in the aggregate principal amount of $200,000), and a prior loan issued by the Company to Richard Church.  As previously mentioned, in June 2015, we converted all $200,000 of outstanding loans issued in April 2015 and extinguished $298,000 of prior outstanding loans transferred from Mr. Church to Boulderado and Magnolia, as well as accrued interest on these loans, into Class A Common Stock and Common Stock warrants, thereby reducing the total principal debt outstanding at the end of the second quarter to $235,494.

Net Loss.  In view of revenues and an increase in expenses, we had a net loss of $449,291 for the three months ended September 30, 2015 as compared to a loss of $15,053 during the third quarter of 2014, or a per-share loss of $0.18 during the third quarter of 2015, compared to a per-share loss of $0.06 during the third quarter of 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues.  During the first nine months of 2015, we had revenues in the amount of $349,161 from the sale of billboard rentals, as compared to no revenues from the sale of billboard services during the first nine months of 2014.  Consulting services during the first nine months of 2015 was $9,700, as compared to $23,549 of consulting services during the first nine months of 2014.  We no longer provide these real estate consulting services.

Expenses.  During the nine months of 2015, we had expenses in the amount of $1,047,760, as compared to expenses of $53,978 for the first nine months of 2014.  These expenses in total represent an increase of $993,782, which increase is derived primarily from an increase of $493,889 in professional fees in the first nine months of 2015 compared to the cost of professional fees during the first nine months of 2014.  The increased professional fees were associated with work on several acquisitions and potential acquisitions we conducted in the first nine months of 2015, and certain corporate financing and reorganization activities.

Net Loss from Operations. We had a net loss from operations in the amount of $688,899 during the first nine months of 2015, compared to a net loss from operations in the amount of $30,429 during the first nine months of 2014.  Much of this loss is attributable to the increase in professional fees associated with work on several acquisitions and potential acquisitions we conducted in the first nine months of 2015.  The second largest expense leading to the loss from operations was due to non-cash depreciation and amortization expenses associated with the three acquisitions completed in 2015.

Other Income (Expense). During the first nine months of 2015, we had equity in income of its unconsolidated affiliate, Ananda, in the amount of $12,565.  This equity in income of unconsolidated affiliate represents an increase of $27,847 from the equity in loss of unconsolidated affiliate in the amount of $15,282 during the first nine months of 2014 as Ananda’s financial performance increased correspondingly from the earlier period to the latter.  During the first nine months of 2015, we had interest expense in the amount of $19,745.  All of this interest was due to prior loans issued from Mr. Church and Akashic for the seller-financing and loans for operating expenses, certain of which loans were acquired by Boulderado and Magnolia, as well as an additional loan of $100,000 from each of Boulderado and Magnolia issued in April 2015, which was subsequently converted on June 19, 2015 into Class A Common Stock and Class A Warrants.    In contrast, we incurred $20,878 of interest in the first nine months of 2014.  This represents a slight decrease of $1,133 in interest incurred in the first nine months of 2015 compared to the first nine months of 2014.  As a significant portion of the loans were converted to equity during the second quarter of 2015, our interest expense dropped significantly in the third quarter.

Net loss.  In view of an increase in expenses in the first nine months of 2015 (offset by revenues from billboard rentals and to a limited extent by equity in income of unconsolidated affiliate), we had a net loss in the amount of $696,079 during the first nine months of 2015, or a per-share loss of $0.67, compared to a net loss in the amount of $66,589 during the first nine months of 2014, or a per-share loss of $0.25.

Results of Operations – Ananda Investments, LLC

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues.  During the third quarter of 2015, Ananda had revenues in the amount of $28,800.  These revenues represent an increase of $21,000, compared to revenues of $7,800 (net of $3,900 in commission expenses) for the three months ended September 30, 2014.  The increase in revenues was a direct result of additional leasing activities.

Expenses.  During the third quarter of 2015, Ananda had expenses in the amount of $13,277.  These expenses were relatively constant with expenses in the amount of $13,910 during the third quarter of 2014.  The decrease in repairs and maintenance represents the largest portion of the decrease in expenses.

Net Income from Operations.  In view of the significant increase in revenues and a small decrease in expenses, Ananda had net income from operations in the amount of $15,523 during the third quarter of 2015, compared to net loss from operations in the amount of $6,110 during the third quarter of 2014.

Other Income (Expense).  During the third quarter of 2015, Ananda had other expenses, primarily interest expense, in the amount of $5,147.  This other expense represents a slight decrease of other expense, primarily interest expense, in the amount of $5,455 during the third quarter of 2014.

Net Income.  In view of the significant increase in revenues and a small decrease in expenses, Ananda had net income in the amount of $10,376 during the third quarter of 2015, compared to a net loss in the amount of $11,565 during the third quarter of 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues.  During the first nine months of 2015, Ananda had revenues in the amount of $86,400.  These revenues represent an increase of $65,400 from revenues in the amount of $21,000 (net of commissions) during the first nine months of 2014, reflecting increased leasing activity.

Expenses. During the first nine months of 2015, Ananda had expenses in the amount of $39,675.  These expenses represent a decrease of $3,102 from expenses in the amount of $42,777 during the first nine months of 2014.  The decrease in repairs and maintenance represents the largest portion of the decrease in expenses, offset to a lesser extent by increases in insurance and property taxes.

Net Income from Operations.  In view of the significant increase in revenues and a small decrease in expenses, Ananda had net income from operations in the amount of $46,725 during the first nine months of 2015, compared to a net loss from operations in the amount of $21,777 during the first nine months of 2014.

Other Income (Expense).  During the first nine months of 2015, Ananda had other expenses in the amount of $15,313 which consists almost entirely of interest expense, offset by nominal interest income.  This other expense represents a  decrease from other expense in the amount of $16,428 during the first nine months of 2014.

Net Income.  In view of the significant increase in revenues and a small decrease in expenses, Ananda had net income in the amount of $31,412 during the first nine months of 2015, compared to a net loss in the amount of $38,205 during the first nine months of 2014.

Liquidity and Capital Requirements

Currently, we own a real estate interest through Ananda, as well as billboards acquired from Bell Media, LLC, Fair Outdoors, LLC and I-85 Advertising, LLC  and the right to build two additional billboards under two operating agreements acquired from Fair Outdoor, LLC. Our strategy is to continue to acquire other billboard locations as well as acquire other businesses which are expected to generate positive cash flows.  We currently expect to finance any future acquisition with cash, and seller or third party financing.  In the future, we may be able to satisfy a portion of the purchase price for a property with the Company’s equity securities.  In July, Boulderado and Magnolia purchased our common stock raising gross proceeds of $14,500,000.  As a result, we have adequate resources to complete a certain limited number of acquisitions with these proceeds.  We will need to procure cash to fund future acquisitions once these funds are exhausted.   Subsequent to the end of the quarter, we acquired an equity stake in a residential development company, for a total investment of $377,732.

We continue to explore both the types and scope of acquisitions and business lines that we wish to pursue.  The amount of capital that we will need will depend on the scope of the acquisitions and business lines that we ultimately decide to pursue, which is uncertain at this time.  However, for us to acquire any significant additional businesses, we would be required to undertake certain financing activities once we exhaust the funding raised in July 2015.  The sources for financing would initially most likely be institutional investors or accredited individuals.  We currently do not have any binding commitments for additional financing.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms.  If we do not obtain additional financing, it will limit the acquisitions we can complete.   We cannot assure anyone that we will be successful in obtaining necessary capital in our acquisition activities or that any acquisition will achieve or maintain profitability.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  As shown in the accompanying financial statements, we have an accumulated deficit of $1,218,458 since inception and have not yet produced earnings from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that we cannot continue as a going concern.  Management has in July 2015 raised an additional $14,500,000 through the issuance of stock through a private purchase of common stock.  We also anticipate profitability from our recently acquired billboard operations. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability and obtain suitable and adequate financing.  There can be no assurance that management’s plan will be successful.

Seasonal Effects and Effects of Inflation

Management believes that its business interest in real estate and outdoor billboard advertising are not subject to significant seasonal variations.  Management further believes that the service nature of the businesses we operate may not be as impacted by inflation as more capital intensive businesses, since materials are not anticipated to be a significant component of our costs, and we currently possess businesses with relatively minimal capital expenditure needs.  However, management also believes inflation can affect all businesses.  Our labor, electricity usage, insurance, and other costs may be subject to inflationary pressures.  It should also be understood that we own digital billboards within our billboard assets, which must be replaced over time to maintain revenue levels and remain competitive, therefore depreciating faster than static billboards.  Historically, the cost of digital billboard faces has declined as the technology advanced, thus proving somewhat deflationary.  There is no guarantee that this will continue though, and the cost of digital billboard faces may increase.  In addition, significant decreases in general economic conditions may reduce outdoor advertising rates and adversely impact the real estate market.  Currently, we do not anticipate raising significant debt financing; therefore, we do not anticipate that operating results will be adversely affected by increased interest rates.  In the future though, we may seek to raise additional capital through debt or convertible debt financings, and in such an event, increased interest rates may increase the cost of any future borrowing.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this quarterly report. Following our acquisition of billboard assets, we have outsourced to a third party accounting service many accounting duties for Link Holdings, Inc. and its subsidiaries  relating to our operation of this business unit, allowing for an appropriate segregation of duties.  We have not yet completed segregating accounting duties for Boston Omaha Corporation.  Other than for this exception, the principal executive officer and principal financial officer believe the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officers and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

BOSTON OMAHA CORPORATION
(Registrant)

By:/s/ Alex B. Rozek
Alex B. Rozek,
President and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
November 23, 2015