Form 10-K
period 2015-12-31
BOSTON OMAHA Corp
filed 2016-03-30
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-170054

BOSTON OMAHA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

292 Newbury Street, Suite 33, Boston, Massachusetts	02115
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (857) 256-0079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None, as common equity is not traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,192,031 of Common Stock as of March 24, 2016 and 1,055,560 shares of Class A Common Stock as of March 24, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "COULD," "INTENDS," "TARGET," "PROJECTS," "CONTEMPLATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR, OUR CUSTOMERS' OR OUR INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, TO DIFFER.

THIS REPORT ALSO CONTAINS MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY. THESE MARKET DATA INCLUDE PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THESE DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

SEE "ITEM 1A. RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD- LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I
Item 1.  Business.

Introduction

Since June 2015, Boston Omaha Corporation has been in the business of outdoor billboard advertising, acquiring existing billboard locations in Florida, Alabama, Georgia and Wisconsin.  In September 2015, we organized a new subsidiary, General Indemnity Group, LLC, which intends to commence business operations in the near future in acquiring and underwriting specialty property and casualty commercial lines, characterized by high policy count and low limits.  We also have acquired a minority interest in a full service commercial real estate brokerage, property management and real estate services company located in Las Vegas, Nevada and minority interests in several other commercial and residential real estate ventures.  Our objective is to grow intrinsic value per share at an attractive rate by retaining capital to reinvest in the productive capabilities of our current subsidiaries, make opportunistic investments, and/or invest in new, anticipated durable earnings streams.  Each of these options for capital will be compared to one another on a regular basis, and capital deployed according to our management's judgment as to where allocated capital has the potential to achieve the best return.

Our History

Boston Omaha Corporation was originally incorporated as REO Plus, Inc. on August 10, 2009 under the laws of the State of Texas.  On March 18, 2015, we reincorporated as a Delaware corporation and changed our name to Boston Omaha Corporation.   Our principal address is 292 Newbury Street, Suite 333, Boston, Massachusetts  02115 and our telephone number is 857-256-0079.

We were formed by a Delaware corporation then known as "Akashic Ventures, Inc." for purposes of acquiring financially attractive real estate properties.   Richard J. Church acquired control of Akashic on May 18, 2008.  Until early 2010, Richard Church was a 40% owner of Ananda Investments, LLC ("Ananda"), a Texas member-managed limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  In early 2010, Mr. Church transferred his 40% ownership in Ananda to us.  In exchange, we issued to Mr. Church shares of our common stock as part of the purchase price for the Ananda interest.  As a result of the Ananda transfer, we became the largest owner of Ananda by a significant margin.

On February 13, 2015, Mr. Church entered into an agreement with each of Boulderado Partners, LLC ("Boulderado") and Magnolia Capital Fund, LP ("Magnolia") whereby Mr. Church sold to each of Boulderado and Magnolia 126,825 shares of our common stock owned by Mr. Church at a purchase price of $.007 per share (these share and per share prices reflect a subsequent 1:7 reverse stock split).  These constituted all of the shares of common stock owned by Mr. Church, representing approximately 95% of our issued and outstanding shares.   Mr. Church also sold to each of Boulderado and Magnolia a 50% interest in a promissory note issued by us to Mr. Church in the principal amount of $298,224.  Mr. Church also conveyed to each of Boulderado and Magnolia a 50% interest in another promissory note issued by us to Mr. Church in the principal amount of $100,000.  Finally, Mr. Church retained a non-recourse promissory note issued by Ananda Holding, LLC ("Holding"), our wholly-owned subsidiary, in the principal amount of $135,494 (the "Holding Note").  These debt instruments, which in their principal amounts total $533,718, replaced all prior debt instruments issued by us to Mr. Church.

As part of the overall transaction, we transferred to Holding all of our equity interests in Ananda Investments, LLC.  Holding pledged to Mr. Church our interest in Ananda Investments as security for repayment of the sums due under the Holding Note.  Under the terms of the Holding Note, Holding could transfer our entire interest in Ananda Investments to Mr. Church in exchange for the Holding Note and Mr. Church could exchange the Holding Note for our entire interest in Ananda Investments.  In December 2015, Mr. Church received the interest in Ananda Investments in exchange for cancellation of the Holding Note.

On February 19, 2015, Mr. Church appointed Alex B. Rozek, a principal of Boulderado Group, LLC, as our sole Director and President.   On March 18, 2015, Mr. Rozek elected Adam K. Peterson, a principal of Magnolia Capital Fund, L.P. as an additional Director and as our Executive Vice President. Mr. Rozek and Mr. Peterson serve as Co-Chief Executive Officers and Co-Chairmen of the Board of the Company.  Mr. Brendan J. Keating was subsequently elected to our Board of Directors in February 2016.

On March 18, 2015, we converted from a Texas corporation to a Delaware corporation.  This action was taken by means of an action by consent of stockholders owning approximately 95% of our issued and outstanding common stock.  Notice of the conversion, and of the rights of existing stockholders to certain appraisal rights, were mailed by our transfer agent to all stockholders of record of our common stock as required by the laws of the State of Texas.  No stockholder sought to exercise any appraisal rights.  As part of the reincorporation, our name was changed to "Boston Omaha Corporation."   Our Certificate of Incorporation reduced the number of authorized shares of common stock from 500,000,000 to 30,000,000 shares and reduced the number of "blank check" preferred shares available for future designation from 10,000,000 to 3,000,000 shares.  As part of our conversion to a Delaware corporation, we also adopted new bylaws.

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

On June 19, 2015, and in connection with the acquisition of 35 billboard structures with 70 faces from Bell Media, LLC for a purchase price of $6,684,604, we entered into subscription agreements with each of Boulderado and Magnolia, whereby each of Boulderado and Magnolia purchased 500,000 shares of our newly established Class A common stock at a purchase price of $10.00 per share, resulting in gross proceeds to us of $10,000,000. Each of Boulderado and Magnolia also extinguished all principal and interest due under two promissory notes, each in the principal amount of $149,112, assigned to Boulderado and Magnolia on February 13, 2015 from Richard Church, the original holder of the notes.  As a result of this note extinguishment, each of Boulderado and Magnolia received 15,164 additional shares of Class A common stock.  At the same time, Boulderado and Magnolia also converted all sums due under the $100,000 convertible promissory notes we issued to each of them on April 10, 2015, such that each of Boulderado and Magnolia received 12,616 shares of Class A common stock at a conversion price of $8.00 per share.  In addition, each of Boulderado and Magnolia received warrants to purchase one share of Class A common stock at a price of $10.00 per share for each 10 shares of Class A common stock purchased, resulting in each of Boulderado and Magnolia receiving warrants to purchase 52,778 shares of Class A common stock.  These warrants are exercisable at any time on or before June 18, 2025. Each of the two holders of these warrants are entitled to purchase 51,516 shares of Class A common stock at an exercise price of $10.00 per share and 1,262 shares of Class A common stock at an exercise price of  $8.00 per share.

On July 22, 2015, we entered into subscription agreements with each of Boulderado and Magnolia whereby Boulderado purchased 250,000 shares of our common stock and Magnolia purchased 1,200,000 shares of our common stock, each at a purchase price of $10.00 per share, resulting in gross proceeds to us of $14,500,000.

On July 23, 2015, Link Media Florida, LLC, which is owned by Link Media Holdings, LLC, our subsidiary, entered into an Asset Purchase Agreement with Fair Outdoor, LLC and the equityholders of Fair Outdoor, LLC by which Link Media Florida, LLC acquired one digital billboard structure with two faces, rights to develop a second billboard, an option to purchase a third billboard and related assets from Fair Outdoor, LLC.   The billboards and related assets are located in Tampa, Florida on property owned by the Florida State Fairground Authority.  The purchase price for the acquired assets was $1,945,061.

On August 31, 2015, Link Media Alabama, LLC, which is owned by Link Media Holdings, LLC, entered into an Asset Purchase Agreement with I-85 Advertising, LLC, the members of I-85 Advertising, LLC and Canton Partners (an affiliate of I-85 Advertising, LLC), by which Link Media Alabama, LLC acquired five billboard structures with 10 faces, rights to certain easements, and related assets from I-85 Advertising, LLC.   The billboards and related assets are located along Interstate 85 in Georgia.  The purchase price for the acquired assets was $1,294,900.

On September 11, 2015, we formed General Indemnity Group, LLC, a wholly owned subsidiary, which we intend to use to acquire and underwrite potential future insurance operations.

On October 14, 2015, we purchased an 8.33% interest in DFH Leyden, LLC, a Florida limited liability company ("DFH"), whose principal business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate in Colorado.  The purchase price of the investment was $377,732. This is an opportunistic investment which we expect will conclude with the return of principal and profit interests once the building and sale of a specific number of housing units is completed.  In December 2015, we acquired a 30% ownership position in Logic Real Estate Companies, LLC, a Delaware limited liability company ("Logic"), which manages commercial real estate.  Brendan J. Keating, a member of our Board of Directors, holds a controlling interest in Logic.  We paid $195,000 for our ownership position in Logic. In contrast to our DFH investment, which we expect to be finite in duration, we intend our minority ownership in Logic to be perpetual with our share of any recurring earnings over time to accrue indefinitely as long as Logic is in business. These are both examples of opportunistic investments made as a result of management's flexibility to deploy capital in minority investments in certain circumstances and when majority ownership is not possible.

On October 19, 2015, we amended our Amended and Restated Certificate of Incorporation to reduce the authorized number of shares of our Class A common stock from 12,000,000 to 1,300,000, which in turn increased the authorized number of shares of our common stock not designated as Class A common stock from 18,000,000 to 28,700,000.

On December 31, 2015, we transferred to Richard Church our 40% stake in Ananda Holdings in exchange for the extinguishment of the Holding Note. Following the extinguishment of the Holding Note, our guaranty to a commercial bank of the mortgage securing the Ananda real estate was released.

In January 2016, we commenced an offering of shares of our common stock to accredited investors (the "2016 Financing").  This Offering may raise up to $50,000,000 through the issuance of a maximum of 4,926,108 shares of common stock at a price of $10.15 per share, and it is expected to remain open until the earlier of June 30, 2016 or the date in which all of the shares available for sale have been sold.  The shares will be issued pursuant to Rule 506 of Regulation D.  No commissions are payable in connection with the financing.  As of March 24, 2016, we have received investments totaling approximately $25,122,033 from 12 investors. This sum includes cash investments of approximately $18,000,000 from Magnolia, approximately $2,500,000 from Boulderado and approximately $253,750 from a trust in which Brendan J. Keating, one of our directors, has a beneficial interest. This sum also includes the conversion by each of Magnolia and Boulderado of approximately $53,000 in notes we issued to them to shares of common stock.

Prior to the commencement of the 2016 Financing, we had issued and outstanding 1,716,954 shares of common stock, 1,055,560 shares of Class A common stock and warrants to purchase 105,556 shares of Class A common stock.  The 2,475,077 shares of common stock sold in the 2016 Financing to date constitute approximately 47.23% of our issued and outstanding shares of common stock and Class A common stock as of March 30, 2016, excluding shares of Class A common stock issuable upon exercise of the warrants.  Including the shares issued in the 2016 Financing to date, and assuming all currently exercisable warrants are exercised, Magnolia and Boulderado collectively own approximately 91.91% of our current outstanding shares of common stock on a combined basis.  As each share of Class A common stock has 10 votes for each share of common stock, Magnolia and Boulderado combined control the voting of 97.26% of all votes held by the holders of Class A common stock and common stock on a combined basis.

Each holder of our common stock on January 15, 2016 who is an accredited investor will be eligible to participate in a rights offering of common stock, which we anticipate will commence later this year when the 2016 Financing is completed.  Under the terms of the rights offering, each of our stockholders may participate based on his, her or its proportionate ownership of common stock prior to the commencement of the 2016 Financing and will have at least 35 days from the commencement date of the rights offering to elect to subscribe to purchase common stock at a price of $10.15 per share of common stock.   Boulderado and Magnolia will not participate further in the rights offering.

On February 16, 2016, Link Media Wisconsin, LLC, which is owned by Link Holdings, LLC, our subsidiary, entered into an asset purchase agreement with Jag, Inc. and the sole voting shareholder of Jag, Inc., by which Link Media Wisconsin, LLC acquired billboards with 422 faces, 50 directional signs and other related assets from Jag, Inc.  The billboards, directional signs and related assets are located in Wisconsin.  The purchase price for the acquired assets was $6,954,246, of which $687,500 was placed in escrow and the remainder was paid at closing. The purchase price is subject to certain post-closing working capital adjustments.  We also purchased a digital display structure with two faces located in Florida from Rose City Outdoor, LLC. The purchase price for these assets was $287,320.

On March 11, 2016, we amended our Amended and Restated Certificate of Incorporation to reduce the authorized number of shares of our common stock from 18,000,000 to 11,000,000 shares, designated 1,161,116 shares of our common stock as Class A common stock and decreased our authorized shares of preferred stock from 3,000,000 to 1,000,000 shares.

 We became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 930,493 shares of Company common stock held by it.  We have not yet registered as a reporting company under the Securities Exchange Act of 1934, as amended, but intend to do so in the near future.

Industry Background

We currently operate outdoor billboard advertising and intend to sell certain insurance products in the future.

Outdoor Billboard Advertising:  Several very large companies involved in outdoor advertising, such as Clear Channel Outdoor Holdings, OUTFRONT Media Inc. and Lamar Advertising Company are estimated to jointly own more than 50% of the outdoor billboard market.  Ownership of the remainder of the market is highly fragmented, with ownership by numerous smaller and local companies operating a limited number of billboards in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the billboards.

Insurance Services:    General Indemnity Group LLC ("GIG") was incorporated as a Delaware limited liability corporation in September 2015, and started operations on October 4, 2015, with the hiring of Michael Scholl, ACAS, MAAA as President.  During 2015, GIG did not write any insurance business, or generate any other income.  In December 2015, GIG submitted its captive insurance application to the District of Columbia Department of Insurance, Securities and Banking ("DISB").  In February 2016, DISB approved the formation of General Indemnity Group Insurance Company PCC, LLC.  GIG intends to use this captive entity to bear underwriting risk in specialized property casualty insurance programs.  Targeted lines of business generally have high policy count, low limits, low claim frequency and smaller  average premium size in their niche classes of business.   GIG will actively look to purchase books of business in these specialized areas, by either acquiring the distribution or the risk bearing entity. GIG intends to employ a hybrid distribution model, working both on a direct basis as well as through the traditional agency model.

Strategy
Since present management took over in February 2015, the Company has been recapitalized with $44,500,000 of additional capital provided by Boulderado and Magnolia, including approximately $20,500,000 in the current ongoing 2016 Financing in which the Company seeks to raise up to $50,000,000, and has also converted debt principal and accrued interest in the amount of $505,154 held by Boulderado and Magnolia into Class A common stock and warrants.  In addition, we have sold to date an additional $4,516,773 of common stock to ten additional  investors in the 2016 Financing.  We have used a portion of these proceeds from these financings to acquire outdoor billboard assets in Alabama, Florida, Georgia and Wisconsin. At the end of February 2016, we had $29,296,891 available in unrestricted cash.   We expect to continue to seek additional acquisitions in billboard advertising.  We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, and a growing use of billboard advertising by customers who previously ignored or underutilized the medium due to the general inflexibility of static board contracts.  We have also used the proceeds of these financings to organize General Indemnity Group, LLC a wholly-owned subsidiary, which we intend to use to acquire and underwrite potential future insurance operations.  Finally, we spent $377,732 to acquire  a minority interest in a residential real estate development group in Colorado, $195,000 to acquire a 30% stake in a commercial real estate brokerage, and property management company based in Nevada, $97,500 to acquire a minority stake in a business in  retail centers in Nevada, and $ 159,167 to acquire a minority stake in another real estate development company.

We source acquisitions both internally via phone calls, research or mailings and also by receipt of target acquisition opportunities from a number of brokers and other professionals.    In addition to acquiring outdoor billboards, we are also seeking opportunities to acquire other businesses or a significant interest in existing businesses.  We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, while utilizing minimal to no debt, and that are available at a reasonable price.  However, we may consider minority positions and stock issuance when the economics are favorable.  In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

We will continue to identify and evaluate prospective acquisitions and intend to use our current cash position to effect additional acquisitions as well as provide  working capital for our anticipated insurance operations, including funding any minimum capital requirements imposed by regulatory agencies.  We do not presently intend to invest in bonds, preferred stocks or common stocks.  However, our Board of Directors may elect to make these investments in the future without a vote of shareholders.

Billboard Advertising.  We seek to capitalize on our growing network and diversified geographical and product mix to grow revenues.  We currently own billboard structures  containing over 500 faces and 50 directional advertising signs in Wisconsin, Alabama, Florida and Georgia.  These include 17 digital displays and 17 tri-vision static displays. Each of our billboard structure may have one to four faces.   We believe the outdoor advertising business offers attractive industry fundamentals which we hope to utilize and leverage as we plan to continue to grow our presence in the United States.  We hope that our growing presence will be an attractive tool in identifying and attracting both local and national advertisers.  We work with our customers to enable them to better understand how our billboards can successfully reach their target audiences and promote their advertising campaigns.   Our long-term strategy for our outdoor advertising businesses includes pursuing digital display opportunities where appropriate while simultaneously utilizing traditional methods of displaying outdoor advertisements.

 Digital displays offer the opportunity to link electronic displays through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays. The ability to change copy by time of day and quickly change messaging based on advertisers' needs creates additional flexibility for our customers. However, digital displays require more capital to construct compared to traditional bulletins and may not be sited in many locations due to concerns over their light disrupting communities.   Currently, our largest presence is in Wisconsin and Alabama, with additional locations in Georgia and Florida. We currently deploy 17 billboard structures utilizing digital displays and we also have options to establish two additional structures with four digital displays in Florida in the area adjacent to the Florida State Fairgrounds in Tampa.

 Our local production staffs provide to many of our customers  a range of services required to create and install advertising copy.  Production work includes creating the advertising copy design and layout, coordinating its printing with outside printing firms and installing the copy on the billboard face.  We provide creative services to smaller advertisers and to advertisers not represented by advertising agencies.  National advertisers often use preprinted designs that require only installation.  Our creative and production personnel typically develop new designs or adapt copy from other media for use on our inventory.  Our creative staff also can assist in the development of marketing presentations, demonstrations and strategies to attract new clients.

We typically own the physical structures on which our clients' advertising copy is displayed.  We acquire new structures from third parties and erect them on sites we either lease or own or for which we have acquired permanent easements.  The site lease terms generally range from one to 20 years and often come with renewal options, or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases.  In addition to the site lease, we must obtain a permit to build the sign.  Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee.  Traditional bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser.  These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site.  The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.

Competition

The outdoor advertising industry in the United States and Canada  consists of several large companies involved in outdoor advertising which own a majority of all outdoor billboards, such as Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company.  In addition, there are numerous smaller and local companies operating a limited number of billboards in a single market or a few local markets.  Part of our strategy is to acquire smaller and medium sized competitors in markets we deem desirable to advertisers.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Our insurance business intends to operate in an environment that is highly competitive and very fragmented. We will likely compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds, and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our business. These companies may market and service their insurance products through intermediaries, or directly without the assistance of brokers or agents.  We also expect to compete with other businesses that do not fall into the categories above that provide risk-related services and products.

Employees

As of December 31, 2015, we had eight employees, of which five were in direct operations and three were in administrative or corporate related activities.  Only one employee was employed in our insurance group.  None of our employees are subject to collective bargaining agreements.  We believe that our relationship with our employees is good.

Regulation of our Advertising Business

The outdoor advertising industry in the United States is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location and permitting of and, in some instances, content of advertising copy being displayed on outdoor advertising structures.

From time to time, legislation has been introduced attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction.  In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies.  In certain circumstances, such as our current Tampa operations, when we lease space from a governmental authority, we may enter into revenue sharing agreements with the authority.  We expect jurisdictions to continue to try to impose such taxes and other fees as a way of increasing revenue.  In recent years, outdoor advertising also has become the subject of targeted taxes and fees.  These laws may affect prevailing competitive conditions in our markets in a variety of ways.  Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry.  No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry.

In the United States, federal law, principally the Highway Beautification Act ("HBA"), regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States ("controlled roads"). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state's compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

To satisfy the HBA's requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures.  We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner's expense and without compensation.  Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.

As part of their billboard control laws, state and local governments regulate the construction of new signs.  Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace or relocate existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above.  In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify or replace existing legal non-conforming billboards.

U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Amortization is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. In the first nine months of our operations, we have not been asked or forced to remove or relocate a billboard, although there is no assurance that this will continue to be the case in the future.

We may expand the deployment of digital billboards in markets and in specific locations we deem appropriate and where the placement of these digital displays is permitted by government agencies regulating their locations. We are aware of some existing regulations in the U.S. that restrict or prohibit these types of digital displays.  However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, and is in the process of being introduced more broadly, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations, or actions by third parties, may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

 Regulation of Our Anticipated Insurance Business
GIG and its subsidiaries intend to transact their insurance business in many U.S. states and will be subject to regulation in the various states and jurisdictions in which they intend to operate. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.  The states in which GIG and its subsidiaries intend to operate may limit the payment of dividends from GIG to us and, as a result, to our stockholders if and when we ever declare a dividend from the operations of GIG and its subsidiaries.  Currently, we do not anticipate issuing dividends for the foreseeable future.

Rate and Rule Approvals.     GIG's domestic insurance subsidiaries will be subject to each state's laws and regulations regarding rate and rule approvals. The applicable laws and regulations generally establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer's ability to adjust rates and the relative timing of the process are dependent upon each state's requirements. Many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department.

Requirements for Exiting Geographic Markets and/or Canceling or Nonrenewing Policies.    Several states have laws and regulations which may impact the timing and/or the ability of an insurer to either discontinue or substantially reduce its writings in that state. These laws and regulations typically require prior notice, and in some instances insurance department approval, prior to discontinuing a line of business or withdrawing from that state, and they allow insurers to cancel or non-renew certain policies only for certain specified reasons.

Insurance Regulatory Information System.    The National Association of Insurance Commissioners ("NAIC") developed the Insurance Regulatory Information System ("IRIS") to help state regulators identify companies that may require regulatory attention. Financial examiners review annual financial statements and the results of key financial ratios based on year-end data with the goal of identifying insurers that appear to require immediate regulatory attention. Each ratio has an established "usual range" of results. A ratio result falling outside the usual range, however, is not necessarily considered adverse; rather, unusual values are used as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company may become subject to regulatory scrutiny or, depending on the company's financial condition, regulatory action if certain of its key IRIS ratios fall outside the usual ranges and the insurer's financial condition is trending downward.

Risk-Based Capital (RBC) Requirements.    The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. Our future U.S. insurance subsidiaries may be subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy.
Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications.
 Other Factors in Our Business Strategy

Acquisition Selection

As stated above, our management will have broad discretion in identifying and selecting prospective target acquisitions, and acquisitions are not likely to be submitted to shareholders for their consideration, and approval or rejection.  In evaluating a prospective target acquisition, our management will consider, among other factors, the following:

* Management's understanding of conditions of the particular market;

* Management's assessment of the financial attractiveness of a particular target relative to other available targets, and its potential for upside appreciation and return on investment; and

* Capital requirements and management's assessment of the ability to finance a particular target.

 Issuance of senior and additional securities

To the extent that our Board of Directors determines to obtain additional capital, it may issue debt or equity securities, including senior securities.   Existing shareholders will have no preemptive rights to common or preferred stock issued in any securities offering by us, and any such offering might cause a dilution of a stockholder's investment in our company.  Additional possible effects of such an offering are described in the risk factor captioned "We may need a significant amount of additional capital, which could substantially dilute your investment."

Borrowing of money

We may use a number of different sources to finance the Company's acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by our assets), common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.  Our certificate of formation and bylaws do not limit the amount of debt that we may incur. Our Board of Directors has not adopted a policy limiting the total amount of debt that we may incur. Our Board of Directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock if then trading on any exchange, growth and acquisition opportunities and other factors.  Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

Purchase and sale (or turnover) of acquired businesses

We do not currently intend to dispose of any of our properties in the near future as our strategy is to acquire assets which have the potential to generate significant cash flow over an extended period of time.  However, we reserve the right to do so if, based upon management's periodic review of our portfolio, our Board of Directors determines that such action would be in our best interest.

Offering of securities in exchange for property

Although we have no current plans to do so, we may in the future issue shares of common stock or units in connection with acquisitions of businesses.  For issuances of shares in connection with acquisitions, our Board of Directors will determine the timing and size of the issuances.  Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing shareholders in connection with any such issuance. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our common stock issued and outstanding immediately before such transaction.

Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

Shareholder reports

We do not intend to mail annual or other reports to security holders except as required by the proxy rules of the U.S. Securities and Exchange Commission (the "Commission").    The annual reports required by these rules will contain financial statements certified by independent public accountants.

Activities in which we do not expect to participate

We do not intend to invest in the securities of other issuers for the purpose of exercising control, underwrite securities of other issuers, and repurchase or otherwise reacquire our shares or other securities.  Moreover, we have not engaged in any of the preceding activities since our inception

Policies applicable to directors and officers

Our certificate of incorporation and bylaws do not restrict any of our directors, officers, stockholders or affiliates from having a pecuniary interest in an investment to be acquired or disposed of or transaction in which we have an interest, or from conducting, for their own account, business activities of the type we conduct.  Since February 2015, we have not acquired any property interest from any of our current officers or directors.  We do not presently intend to engage in a similar transaction in the future, although this intention could change.  In the case of future transactions involving a related party, our Board of Directors will review the relevant facts and circumstances (including whether the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party) before approving such transaction.  However, we cannot provide any assurance that this policy will always be successful in protecting fully the interests of all shareholders.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law on April 5, 2012.  Under this law, we are an "emerging growth company."  This status entails significant advantages, which are discussed below.  To be an "emerging growth company," a company must have:

*	Less than $1 billion in annual revenue
*	Gone public after December 8, 2011
*	Issued no more than $1 billion in debt
*	Floated no more than $700 million in stock

Companies meeting these requirements have the following significant advantages:

*	They must report only two years of audited financial statements when they file to go public
*	They can submit a draft registration statement to the SEC for confidential review, which will not be publicly filed until at least 21 days before the road show for the offering
*	They can "test the waters" by communicating with qualified investors to determine whether such investors might have an interest in a contemplated securities offering
*	Underwriters of their initial public offering may be able to issue research reports on the stocks ahead of the offerings
*	They need not comply with any new or revised financial accounting standards until such date such standards are also applicable to private companies
*	For up to five years, they will be exempt from certain disclosures dealing with executive compensation
*	They will not be required to have an auditor attest to their internal financial controls over financial reporting
*	They are exempt from future rules of the Public Company Accounting Oversight Board (which oversee the audits of public companies) mandating auditor rotation or making modifications to the auditor's report

*	They do not have to give shareholders a vote on executive compensation, or a so-called "Say-on-Pay Vote."

 An emerging growth company will lose its status as such on the earliest of the following:

*	The last day of the fiscal year in which the company had $1 billion or more in annual gross revenues
*	The last day of the fiscal year following the fifth anniversary of the company's initial public offering
*	The date on which the company has, during the previous three-year period, issued more than $1 billion in non-convertible debt
*	The date on which the company is deemed a "large accelerated filer."

Certain Federal Income Tax Consequences of Share Ownership

The following is a general discussion of certain of the U.S. federal income tax consequences of holding and disposing of our common stock by U.S. Holders and Non-U.S. Holders (each as defined below). This discussion is based on the Internal Revenue Code of 1986, as amended, or the Code, applicable Treasury regulations, administrative interpretations and court decisions all as in effect as of the date hereof, and all of which may change, possibly with retroactive effect. No ruling has been or will be sought from the Internal Revenue Service, or the IRS, as to the matters addressed herein, and the following summary is not binding on the IRS or the courts. As a result, the IRS could adopt a contrary position, and a court could sustain such a contrary position.

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

A "Non-U.S. Holder" is a beneficial owner of our common stock that is not a U.S. Holder.

This discussion does not address all of the tax consequences that may be relevant to specific Holders in light of their particular circumstances or the U.S. federal income tax considerations applicable to Holders subject to special treatment under U.S. federal income tax law, including, for example, brokers or dealers in securities, financial institutions, mutual funds, insurance companies, tax-exempt entities, Holders who hold our common stock as part of a hedge, appreciated financial position, straddle, or other risk reduction strategy, Holders who acquired their common stock other than for cash, Holders which are treated as partnerships or other pass-through entities for U.S. federal income tax purposes or investors in such entities and Holders liable for the alternative minimum tax. Furthermore, this discussion only addresses Holders who purchase our common stock in this distribution and hold such common stock as capital assets within the meaning of Section 1221 of the Code. No information is provided herein with respect to the tax consequences of the holding or disposing of our common stock under applicable state, local or foreign laws or any estate or gift tax consequences. Prospective Holders are urged to consult their own tax advisors regarding the U.S. federal tax consequences of owning and disposing of our common stock, as well as the applicability and effect of any state, local or foreign tax laws.

If an entity treated as a partnership for U.S. federal income tax purposes holds our common stock, the tax treatment of a partner or member in such entity will generally depend upon the status of the partner or member and the activities of the entity. If you are a partner or member of such an entity that holds our common stock, you should consult your own tax advisor.

U.S. Holders

Distributions

Generally, a distribution by us with respect to our common stock will be treated as a taxable dividend to the extent of our current and accumulated earnings and profits (as determined under U.S. federal income tax principles). To the extent that the amount of a distribution exceeds our current and accumulated earnings and profits, the excess will constitute a tax-free return of capital to the extent of a Holder's tax basis in the common stock, and thereafter as gain from the sale or exchange of such common stock, the taxation of which is described under the heading "Sales, Exchanges or Other Taxable Dispositions." Certain Holders (including individuals) may qualify for preferential U.S. federal income tax rates in respect of dividend income. Holders that are corporations may be eligible for a dividend-received deduction in respect of a dividend distribution.

Sales, Exchanges or Other Taxable Dispositions

Upon the sale, exchange or other taxable disposition of our common stock, a Holder generally will recognize gain or loss equal to the difference between (i) the amount of cash and the fair market value of any property received upon the sale, exchange or other taxable disposition, and (ii) such Holder's adjusted tax basis in the common stock. Such gain or loss generally will be capital gain or loss, and will be long-term capital gain or loss if the Holder's holding period is more than one year at the time of sale or disposition. Certain Holders (including individuals) can qualify for preferential U.S. federal income tax rates in respect of long-term capital gains. The deductibility of capital losses is subject to certain limitations.

Non-U.S. Holders

Distributions

Dividends paid by us to a Non-U.S. Holder will be subject to U.S. federal withholding tax at a 30% rate, unless (i) an applicable income tax treaty reduces or eliminates such tax, and a Non-U.S. Holder provides us with an IRS Form W-8BEN (or successor form) certifying its entitlement to the benefit of such treaty, or (ii) the dividends are effectively connected with a Non-U.S. Holder's conduct of a trade or business in the United States and the Non-U.S. Holder provides us with an IRS Form W-8ECI (or successor form). In the latter case, a Non-U.S. Holder generally will be subject to U.S. federal income tax with respect to such dividends in the same manner as a U.S. person, unless otherwise provided in an applicable income tax treaty. Additionally, a Non-U.S. Holder that is a corporation may be subject to a branch profits tax on its after-tax effectively connected dividend income at a rate of 30% (or at a reduced rate under an applicable income tax treaty). If a Non-U.S. Holder is eligible for a reduced rate of U.S. federal withholding tax pursuant to an income tax treaty, such Non-U.S. Holder may obtain a refund of any excess amount withheld by filing an appropriate claim for refund with the IRS.

To the extent that the amount of a distribution exceeds our current and accumulated earnings and profits, the excess will constitute a tax-free return of capital to the extent of a Holder's tax basis in the common stock, and thereafter as gain from the sale or exchange of such common stock, the taxation of which is described under the heading "Sales, Exchanges or Other Taxable Dispositions."

Sales, Exchange or Other Taxable Dispositions

Generally, a Non-U.S. holder will not be subject to U.S. federal income tax on a gain realized upon the sale, exchange or other disposition of our common stock unless (i) such Non-U.S. Holder is an individual present in the United States for 183 days or more in the taxable year of the sale, exchange or other disposition and certain other conditions are met, (ii) the gain is effectively connected with such Non-U.S. Holder's conduct of a trade or business in the United States and, where a tax treaty so provides, the gain is attributable to a U.S. permanent establishment of such Non-U.S. Holder, or (iii) we are or have been a "U.S. real property holding corporation" for U.S. federal income tax purposes at any time during the shorter of the five-year period ending on the date of disposition or the period that the Non-U.S. Holder held our common stock and either (a) our common stock has ceased to be traded on an "established securities market" prior to the beginning of the calendar year in which the sale, exchange or other disposition occurs, or (b) the Non-U.S. Holder owns (actually or constructively) more than five percent of our common stock (the "Five Percent Exception").   While not anticipated, it is possible that we could become a "U.S. real property holding corporation", in which case gains from a disposition of our common stock (including from a distribution in excess of our current and accumulated earnings and profits and in excess of a Non-U.S. Holder's tax basis in its common stock) will be subject to tax under the Foreign Investment in Real Property Tax Act, or FIRPTA, unless the Non-U.S. Holder met the Five Percent Exception. If the gain on the disposition of common stock were to be subject to tax under FIRPTA, such Non-U.S. Holder would be required to file a U.S. federal income tax return and would be subject to U.S. federal income tax in the same manner as a U.S person with respect to the gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In that case, withholding tax at a rate of 10.0% of the proceeds of the sale could apply, which withholding tax would be creditable against such Non-U.S. Holder's U.S. federal income tax liability.

Legislation has been enacted that will materially change the requirements for obtaining an exemption from U.S. withholding tax and impose withholding taxes on certain types of payments made to "foreign financial institutions" and certain other non-U.S. entities after December 31, 2013.  In general, and depending on the specific facts and circumstances, the failure to comply with certain certification, information reporting and other specified requirements will result in a 30% withholding tax being imposed on "withholdable payments" to such institutions and entities, including payments of dividends and proceeds from the sale of our common stock.  Prospective investors should consult their tax advisors regarding this legislation and the potential implications of this legislation on their investment in our common stock.

Certain U.S. Holders that are individuals, estates or trusts may be required to pay an additional 3.8% tax on dividends received on, and on capital gains realized on a sale or other disposition of, our common stock.  U.S. Holders should consult their own tax advisors regarding the effect, if any, of this legislation on them.

Backup Withholding and Information Reporting

Information returns will be filed with the IRS in connection with dividend payments on our common stock and the proceeds from a sale or other disposition of the common stock. A Holder will be subject to U.S. backup withholding tax on these payments if the Holder fails to provide its taxpayer identification number to the paying agent and to comply with certain certification procedures or otherwise to establish an exemption from backup withholding. The amount of any backup withholding from a payment to a Holder will be allowed as a credit against the Holder's U.S. federal income tax liability and may entitle the Holder to a refund, provided that the required information is timely furnished to the IRS, and other applicable requirements are satisfied.

 Available Information

You can find more information about us at our Internet website located at www.bostonomaha.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

The SEC maintains an internet website that contains these reports at www.sec.gov. Any materials we file with the SEC may also be read or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330.

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

RISKS RELATED TO THE COMPANY AND OUR BUSINESS

We face early stage risks and other risks we have not yet identified.

We have a limited operating history.  As a company in the early stages of its new business strategy and under new management, we may experience under-capitalization, cash shortages, setbacks in employee recruitment or acquisitions for growth opportunities, and other risks common to emerging businesses.  No assurance can be given that we will be able to successfully implement any or all of our business plan, or if implemented, that we will accomplish the desired objectives of operation, expansion or creation of additional revenues and earnings.

We are reliant on the success of our expansion plans.

Our growth strategy depends to a significant degree upon our ability to successfully acquire, develop and profitably operate new businesses, in both the outdoor billboard and insurance industries and in other industries and markets which we may choose to enter. The successful acquisition and development of new businesses will depend on a number of factors, including the identification and availability of suitable assets, businesses or acquisition candidates, the determination of new industries in which to expand, the availability of adequate financing, the hiring, training and retention of qualified employees, the ability of management to effectively control the expansion process, and other factors, some or all of which may be beyond our control. As a result, there can be no assurance that we will be able to implement our growth strategy, to acquire new businesses on a timely and cost-efficient basis or to operate our new businesses profitably. If the expected operating efficiencies from such transactions do not materialize, if we fail to integrate new businesses into our existing portfolio, or if the costs of such integration exceed expectations, our operating results and financial condition would be adversely affected.

If future acquisitions do not achieve sufficient profitability relative to expenses and investment, our business and ability to finance our operations could be materially adversely affected.

A key element of our growth strategy is the acquisition or development of other related businesses. The potential negotiation of future acquisitions could require us to incur significant costs and expose us to significant risks, including:

*	risks relating to the condition of assets acquired and exposure to residual liabilities of prior businesses;
*	operating risks, including equipment, technology and supply problems, regulatory requirements and approvals necessary for acquisitions;
*	risks that potential acquisitions may require the disproportionate attention of our senior management, which could distract them from the management of our existing businesses;
*	risks related to our ability to retain experienced personnel of the acquired company; and
*	risks that certain acquisitions may require regulatory approvals, which could be refused or delayed and which could result in unforeseen regulatory expenses or unfavorable regulatory conditions.

These issues could have a material adverse effect on our business and our ability to finance our operations. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations and reduce operating margins. Acquisitions could also result in dilutive issuance of our equity securities, incurrence of debt and contingent liabilities and fluctuations in quarterly results and expenses.

Increased operating expenses associated with the expansion of our business may negatively impact our operating income.

Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:

*	seek to acquire related businesses;
*	expand geographically;
*	make significant capital expenditures to support our ability to provide services in our existing businesses; and
*	incur increased general and administrative expenses as we grow.

As a result of these factors, we may not achieve, sustain or increase our profitability on an ongoing basis.

We have limited experience in acquiring other companies and businesses, and we may have difficulty integrating the operations of companies or businesses that we may acquire and may incur substantial costs in connection therewith.

A significant component of our growth strategy is the acquisition of other operations. Our experience acquiring companies has been relatively limited to date. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. The costs and benefits of future acquisitions are uncertain. Any of these transactions could be material to our business, financial condition and results of operations. In addition, the process of integrating the operations of an acquired company may create unforeseen operating difficulties and expenditures. The key areas where we may face risks and uncertainties include:

*	the need to implement or remediate appropriate controls, procedures and policies at companies that, prior to the acquisition, lacked these controls, procedures and policies;
*	disruption of ongoing business, diversion of resources and of management time and focus from operating our business to acquisitions and integration challenges;
*
our ability to achieve anticipated benefits of acquisitions by successfully marketing the service offerings of acquired businesses to our existing partners and customers, or by successfully marketing our existing service offerings to customers and partners of acquired businesses;

*
the negative impact of acquisitions on our results of operations as a result of large one-time charges, substantial debt or liabilities acquired or incurred, amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets, or adverse tax consequences, substantial depreciation or deferred compensation charges;

*	the need to ensure that we comply with all regulatory requirements in connection with and following the completion of acquisitions;
*	the possibility of acquiring unknown or unanticipated contingencies or liabilities;
*	retaining employees and clients and otherwise preserving the value of the assets of the businesses we acquire; and
*	the need to integrate each acquired business's accounting, information technology, human resource and other administrative systems to permit effective management.

If we identify appropriate acquisition targets, we may be unable to acquire businesses on terms that we consider acceptable due to a variety of factors, including competition from other strategic buyers or financial buyers. Furthermore, in order to achieve the growth we seek, we may acquire numerous smaller market participants, which could require significant attention from management and increase risks, costs and uncertainties associated with integration.

We may need a significant amount of additional capital, which could substantially dilute your investment.

We may need significant additional capital in the future to continue our planned operations.  No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all.  Failure to do so could have a material adverse effect on our business.  To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time.

Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders, and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock.  Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

If we sell shares or other equity securities in one or more other transactions, or issue stock or stock options pursuant to any future employee equity incentive plan, investors may be materially diluted by such subsequent issuances.

We face intense competition, including competition from companies with significantly greater resources than us, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.
The outdoor billboard industry is highly competitive and there is a concentration in the ownership of billboards in the geographic markets in which we compete.  Further, new competitors may regularly enter the market.  Any additional industries or markets that we may enter through future acquisitions will also likely be occupied by established competitors.  Many of our competitors have substantially greater financial, marketing, product development and human resources than us.  Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.
Our management recognizes that we will, therefore, be forced to compete primarily on the basis of price, performance, service, and other factors.  Our management believes that our ability to achieve sustained profitability will depend primarily on our ability to consummate acquisitions of assets and businesses in competitive markets, skillfully allocate capital, and establish brand recognition and customer allegiance in each of our businesses.  This approach requires that our management perform at a high level and is fraught with risks, many of which are beyond our control or ability to foresee.

If actual insurance claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected.
As we establish our insurance operations, we will be establishing claims and claims adjustment expense reserves.  These reserves will not represent an exact calculation of liability, but instead will represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date.
The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures; economic conditions including general inflation; legal trends and legislative changes; and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses will be difficult to estimate. We also expect that claims and claim adjustment expense reserve estimation difficulties will also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer).

The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting of claims.

We will attempt to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established or reviewed. Due to the recent establishment of our insurance subsidiary and the inherent uncertainty underlying claims and claim adjustment expense reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than will be currently reserved.

Because of the uncertainties set forth above, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations and/or our financial position.

Our efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks.

A number of our planned business initiatives in the insurance markets we intend to serve will involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or grow market share:

*	We may develop products that insure risks we have not previously insured, contain new coverage or coverage terms or contain different commission terms.
*	We may refine our underwriting processes.
*	We may seek to expand distribution channels.
*	We may focus on geographic markets within or outside of the United States where we have had relatively little or no market share.

We may not be successful in introducing new products or expanding in targeted markets and, even if we are successful, these efforts may create enhanced risks. Among other risks:

*	Demand for new products or in new markets may not meet our expectations.
*
To the extent we are able to market new products or expand in new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated or effective as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations.

*	Models underlying underwriting and pricing decisions may not be effective.
*	Efforts to develop new products or markets have the potential to create or increase distribution channel conflict.
*	To develop new products or markets, we may need to make substantial capital and operating expenditures, which may also negatively impact results in the near term.

If our efforts to develop new products or expand in targeted markets are not successful, our results of operations could be materially and adversely affected.

We may lack operational control over certain companies in which we invest.

We have made, and may continue to make, certain strategic investments in various businesses without acquiring all or a majority ownership stake in those businesses.  To the extent that such investments represent a minority or passive stake in any business, we may have little to no participation, input or control over the management, policies, and operations of such business.  Further, we may lack sufficient ownership of voting securities to impact, without the vote of additional equity holders, any matters submitted to shareholders or members of such business for a vote.

There is inherent risk in making minority equity investments into companies over which we have little to no control.  Without control of the management and decision-making of these businesses, we cannot control their direction, strategy, policies and business plans, and we may be powerless to improve any declines in their performance, operating results and financial condition.  If any company in which we are a minority investor suffers adverse effects, it may not be able to continue as a going business concern, and we may lose our entire investment.

Governmental regulations could adversely affect our business, financial condition or results of operations.

Our billboard businesses are regulated by governmental authorities in the jurisdictions in which we operate.  These regulations could limit our growth by putting constraints on the number, location and timing of billboards we wish to erect.  New regulations and changes to existing regulations may also curtail our ability to expand our billboard business and adversely affect us by reducing our revenues or increasing our operating expenses.

We will also be subject to maintaining compliance within the highly regulated insurance industry as we continue our pursuit of opportunities in that market, including the maintenance of certain levels of operating capital and reserves.  Changes to the regulatory environment in the insurance industry may cause us to adjust our views or practices regarding regulatory risk management, and necessitate changes to our operations that may limit our growth or have an adverse impact on our business.  In addition, certain of the other new markets and industries that we may choose to enter may be regulated by a variety of federal, state and local agencies.

Our insurance business is a startup business, and no assurance can be given that we can successfully achieve demand for our products and services and achieve profitability.

Our insurance business has yet to commence sales  and we do not know when it may expect to realize revenues.  There is no certainty that our products and services will achieve market acceptance or that we will achieve profitability.  Commercial relationships must be developed with other market participants to deliver our insurance products and services to market, which cannot be guaranteed to be consummated in a timely fashion, if at all.

We are  dependent upon our key personnel.

Our ability to develop, expand and maintain a competitive position in light of market developments will depend, in large part, on our ability to attract and retain qualified personnel.  The successful operation of our business acquisitions is tied to our hiring of key operations managers, salespeople and other employees that are both experienced in the relevant industry and located in the geographic locations into which we wish to expand.  Further, we rely greatly on our executive management team to determine our business strategy, select appropriate targets for expansion and acquisition, and manage our overall portfolio of businesses.  Competition for such personnel is substantial, and no assurance can be given that the Company will be able to attract and retain such personnel.  The Company's Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities, which are each major shareholders of our company.  While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock.  Such conflicts of interest could have a material adverse effect on our business and operations.

Adverse economic conditions could negatively affect our results of operations and financial condition.

Our results of operations are sensitive to changes in overall economic conditions that impact consumer and commercial spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates and tax rates could reduce our revenues. A general reduction in the level of business activity could adversely affect our financial condition and/or results of operations.

Disruptions or similar problems could increase our expenses.

A natural disaster (such as an earthquake, fire or flood) or an act of terrorism could cause substantial delays in our operations, damage or destroy our equipment or facilities and cause us to incur additional expenses and lose revenue. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby materially and adversely affecting our financial condition and prospects.

Cash and cash equivalents represent one of our largest assets and we may be at risk of being uninsured for a large portion of such assets.

As of February 29, 2016, we had approximately $29,296,891 in cash and cash equivalents with a single large financial banking institution. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

We are subject to extensive financial reporting and related requirements for which our accounting and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. In order to comply with these requirements, we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

We may be at risk to accurately report financial results or detect fraud if we fail to implement and maintain an effective system of internal controls.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report that contains an assessment by management on the Company's internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. We are a smaller reporting company not currently subject to having our outside auditors attest to our internal controls. When we do become subject to these requirements, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management's assessment and not provide an attestation report on our internal control over financial reporting. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities such as the SEC.  We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will be identified in the future. Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to adequately implement our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting which may adversely affect our stock price.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Investors should not rely on the accuracy of forward-looking statements made by us.

To the extent that we or any of our officers were to provide any projections, financial forecasts, or other forward-looking statements to investors, investors must recognize that any such forward-looking statements are based upon assumptions and estimates.  We cannot make any representations as to the accuracy and reasonableness of such assumptions or the forward-looking statements based thereon.  The validity and accuracy of those forward-looking statements will depend in large part on future events that we cannot foresee, and may or may not prove to be correct.  Consequently, there can be no assurance that our actual operating results will correspond to any of the projections or forecasts.  Accordingly, an investment in our company should not be made in reliance on projections or forecasts prepared by us.

No market currently exists for the sale or resale of any common stock that you purchase, and there are limitations on transferability.

No public market for any of our securities currently exists.  A recognized market for our securities may never develop and you therefore may not be able to liquidate your investment.  The securities we are offering in the 2016 Financing are "restricted securities" as that term is used in federal securities laws and have not been registered under the Securities Act. The securities are being offered in reliance upon an exemption from registration under the Securities Act and applicable state securities laws, are not eligible for sale in the public market, and are subject to applicable resale restrictions under Securities and Exchange Commission Rule 144.  Therefore, the purchase of our common stock should be considered a long-term investment, as investors may be unable to liquidate the investment and should be prepared to bear the economic risk of such investment for an indefinite period. Because our common stock is not registered under the Securities Act, and has been issued pursuant to exemptions from registration, our common stock may not be resold by the holders thereof in the absence of an effective registration under the Securities Act, or an opinion of counsel satisfactory to us that such registration is not required.

We do not know whether a public market will develop for our common stock, and public registration of our common stock may create a variety of risks.

There is no public trading market for our common stock.  In connection with the 2016 Financing, we intend to apply to have our common stock listed on the OTCQX or another trading exchange and there can be no assurance that our listing will be accepted.  This listing, if approved, may give rise to certain risks, including the following:

*	If a market for our common stock does not develop or is not sustained, it may be difficult for you to sell your common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade.

*	Since our common stock could be thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control. Such factors include, without limitation, the trading volume of our shares; the number of securities analysts, market-makers and brokers following our common stock; new products or services introduced or announced by us or our competitors; actual or anticipated variations in quarterly operating results; conditions or trends in our business industries; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; sales of our common stock; and general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies. Investors may have difficulty reselling our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock could be thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company's securities. Although there is no such litigation currently pending or threatened against us, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management's attention and resources from our business.

*	The market price for the common stock may be significantly affected by factors such as variations in quarterly and yearly operating results, general trends in the industries in which we operate, and changes in state or federal regulations affecting us and our industries. Furthermore, in recent years the stock markets have experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our stock, if a market for it develops, and the market price of our stock may be similarly volatile and subject to such wide fluctuations.

*	Our business, consolidated results of operations and financial condition could be materially affected by conditions in the global capital markets and the economy generally. A wide variety of factors continue to impact economic conditions and consumer confidence. These factors include, among others, concerns over the pace of economic growth in the U.S., continued low interest rates, the U.S. Federal Reserve's plans to further raise short-term interest rates, the strength of the U.S. Dollar, global economic factors including quantitative easing or similar programs by the European Central Bank, the potential breakup of the European Union resulting from the exit by one or more member states, the recent slowdown and resulting economic turmoil in China, volatile energy costs, and domestic and geopolitical issues, as well as government interpretations and actions changing the regulatory environment and the tax system under which we operate. Certain of these factors could have an adverse effect on us. Our revenues may decline, our profit margins could erode and we could incur significant losses.

*	We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties as described elsewhere in this Annual Report on Form 10-K and in our other public filings and public statements. Whether or not we provide guidance, investment analysts may publish their estimates of our future financial performance. Our actual results may not always be in line with or exceed any guidance we have provided or the expectations of investment analysts, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we or investment analysts reduce estimates of our performance for future periods, the market price of our common stock may decline.

*	Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price paid for their shares. As a result, our stockholders may suffer a loss on their investment.

*	Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

*	We are an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we elect to take advantage of these exemptions and as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to companies that comply with public company effective dates.

*	Our common stock is deemed to be "penny stock" as that term is defined in Regulation Section 240.3a51-1 of the SEC. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Regulation 240.15g(c)2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any common stock that are deemed to be "penny stock." Moreover, Regulation 240.15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. Compliance with this procedure may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them. Holders should be aware that, according to SEC Release No. 34-29093, dated April 17, 1991, the market for penny stocks suffers from patterns of fraud and abuse.

We will incur increased costs as a result of operating as a public company in the United States.

As a public company in the United States, we will incur significant legal, accounting, insurance and other expenses, including costs associated with U.S. public company reporting requirements. We will also incur costs associated with listing requirements, the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations would increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our directors have limited liability under Delaware law.

Pursuant to our Amended and Restated Certificate of Incorporation, as amended, and Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for: liability in connection with a breach of the duty of loyalty; acts or omissions not in good faith; acts or omissions that involve intentional misconduct or a knowing violation of law; dividend payments or stock repurchases that are illegal under Delaware law; or any transaction in which a director has derived an improper personal benefit.  Accordingly, except in those circumstances, our directors will not be liable to us or our stockholders for breach of their duty.

Our two principal stockholders currently control all voting matters brought before our board of directors and shareholders.

Our board of directors, which currently consists solely of the two directors appointed by the holders of the Company's Class A common stock voting as a separate class and a third director, approves the Company's annual budget, compensation matters, and major agreements. Currently, the two largest shareholders of the Company, Boulderado and Magnolia, collectively own all of our Class A common stock and a majority of our common stock, and will continue to own all of the outstanding Class A common stock and a majority of the outstanding common stock following the completion of the 2016 Financing.  Further, each share of Class A common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of common stock is entitled to cast only one vote.  Including the shares issued in the 2016 Financing to date, and assuming all currently exercisable warrants are exercised, Magnolia and Boulderado collectively own approximately 91.91% of our current outstanding shares of common stock and Class A Common Stock on a combined basis.  As each share of Class A common stock has 10 votes for each share of common stock, Magnolia and Boulderado combined control the voting of 97.26% of all votes held by the holders of Class A common stock and common stock on a combined basis. Therefore, for the foreseeable future, the two majority shareholders will continue to control virtually all matters submitted to shareholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations.  Our other shareholders will not have voting control over the company's actions, including the determination of other industries and markets that we may elect to enter.

Our currently outstanding Class A common stock allows the holders of Class A common stock to elect two Directors who can each veto many important actions requiring approval of our board of directors.

The holders of our Class A common stock are also allowed to elect two Class A Directors to our Board of Directors.   Under the terms of our Amended and Restated Certificate of Incorporation, certain significant matters requiring approval by the Board of Directors also require the unanimous approval of our Class A Directors.   Each of Boulderado and Magnolia agreed as part of the Voting and First Refusal Agreement, entered into on June 19, 2015, to elect as the Class A Directors each of Alex B. Rozek, as a nominee of Boulderado and Adam Peterson, as a nominee of Magnolia.  In the event of (a) the death of a Class A Director, (b) the incapacitation of a Class A Director as a result of illness or accident, which makes it reasonably unlikely that the Class A Director will be able to perform his normal duties for the Company for a period of ninety (90) days, or (c) a change of control of Boulderado or Magnolia, then the Class A stockholder which nominated such dead or incapacitated Class A Director, or the Class A stockholder undergoing such change of control, shall convert all of such Class A common stock into shares of our Common Stock, in accordance with the procedures set forth in the Amended and Restated Certificate of Incorporation.   The Voting and First Refusal Agreement also provides each of the Company and the other party to the Voting Agreement with the right of first refusal to purchase the Class A common stock proposed to be sold by the other holder of Class A common stock.

At any time when shares of Class A common stock are outstanding, we may not, without the affirmative vote of all of the Class A Directors:

*           Amend, alter or otherwise change the rights, preferences or privileges of the Class A common stock, or amend, alter or repeal any provision of our Certificate of Incorporation or Bylaws in a manner that adversely affects the powers, preferences or rights of the Class A common stock.

*           Liquidate, dissolve or wind-up our business, effect any merger or consolidation or any other deemed liquidation event or consent to any of the foregoing.

*           Create, or authorize the creation of, or issue or issue additional shares of Class A common stock, or increase the authorized number of shares of any additional class or series of capital stock.

*           Increase or decrease the authorized number of directors constituting the Board of Directors.

*           Hire, terminate, change the compensation of, or amend the employment agreements of, our executive officers.

*           Purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of our capital stock.

*           Create, or authorize the creation of, or issue, or authorize the issuance of any debt security, if our aggregate indebtedness for borrowed money following such action would exceed $10,000, or guarantee, any indebtedness except for our own trade accounts arising in the ordinary course of business.

*           Make, or permit any subsidiary to make, any loan or advance outside of the ordinary course of business to any employee or director.

*           Create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by us or permit any direct or indirect subsidiary to sell, lease, otherwise dispose all or substantially all of the assets of any subsidiary.

*           Change our principal business, enter new lines of business, or exit the current line of business.

*           Enter into any agreement involving the payment, contribution, or assignment by us  or to us of money or assets greater than $10,000.

*           Enter into or be a party to any transaction outside of the ordinary course of business with any our directors, officers, or employees or any "associate" (as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended) of any such person or entity.

*           Acquire, by merger, stock purchase, asset purchase or otherwise, any material assets or securities of any other corporation, partnership or other entity.

Our board of directors is not composed of a majority of independent directors which poses a significant risk for us from a corporate governance perspective.

Our two co-chief executive officers serve as two of our three directors. Our third director is the principal of a real estate brokerage and management company, in which we currently have a 30% ownership interest and a separate real estate entity in which we own a 15% equity interest.  Our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function. Our two largest shareholders also exercise control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures at this time, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Delaware law and certain provisions in our certificate of incorporation and bylaws may prevent efforts by our stockholders to change the direction or management of the Company.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws contain provisions that may make the acquisition of the Company more difficult, including, but not limited to, the following:

*	setting forth specific procedures regarding how our stockholders may nominate directors for election at stockholder meetings;
*	permitting our board of directors to issue preferred stock without stockholder approval; and
*	limiting the rights of stockholders to amend our bylaws.

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Because we currently have no plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We currently do not expect to pay any cash dividends on our common stock. We currently intend to retain any additional future earnings to finance our operations and growth. Any future determination to pay cash dividends or other distributions on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operation results, capital requirements, and contractual, regulatory and other restrictions, including restrictions contained in any future outstanding indebtedness we or our subsidiaries may incur, on the payment of dividends by us or by our subsidiaries to us, and other factors that our board of directors deems relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

You could lose your entire investment.

Although we had approximately $29,296,891 of cash funds in reserve as of February 29, 2016, we may need to raise significant additional capital in the future, including funds in excess of the 2016 Financing.  If we do not raise a sufficient amount of funds to implement and continue our business plan, we may not be able to continue as a viable entity and you may lose your entire investment.

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $.001 per share.  The authorized but un-issued preferred stock constitutes what is commonly referred to as "blank check" preferred stock.  This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but un-issued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights.  Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise.  Consequently, the preferred stock could entrench our management.  The market price of our common stock could be depressed to some extent by the existence of the preferred stock.  As of the date of this Annual Report, no shares of preferred stock have been issued.

Item 1B.    Unresolved Staff Comments
        NONE.
Item 2.    Properties
We do not currently lease any office space other than month-to month shared office space arrangements for certain of our employees. In connection with the acquisition of various billboard sites, we own several of these sites and in other instances lease the sites from third parties.   Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months.  The lease contracts include those with fixed payments and those with escalating payments.  Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue.  Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability.  The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 214 months.  Ground rents for the years ended December 31, 2015 and 2014 were $114,587 and $0, respectively.  Contingent rents included in ground rents for the years ended December 31, 2015 and 2014 were $1,733 and $0, respectively.  Future minimum rents for lease arrangements in existence at December 31, 2015 are described in Note 9 to the Notes to Consolidated Financial Statements. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.
Item 3. Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  No established public market for the trading of shares of our common stock now exists.  Subject to the sponsorship of a market maker, we intend to seek to qualify shares of our common stock to be traded in an over-the-counter market, such as the OTCQX or the OTC Electronic Bulletin Board.  There can be no assurance that our shares of common stock will be accepted for listing or, if accepted, that an active trading market will develop.

As of March 24, 2016, we had 88 common shareholders of record and 4,192,031 common shares outstanding.  We also had outstanding 1,055,560 shares of Class A common stock held entirely by Magnolia and Boulderado as well as warrants held by Magnolia and Boulderado to each purchase up to an additional 52,778 shares of our Class A Common Stock at exercise prices ranging from $8.00 to $10.00 per share.

Equity Compensation Plans

We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

Item 6.  Selected Financial Data.

Not applicable as we are a "smaller reporting company".

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations – General

Overview

We were incorporated on August 10, 2009 for purposes of acquiring financially attractive real estate properties and made our first property acquisition in early January 2010, a 40% ownership interest in Ananda Investments, LLC ("Ananda"), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  In February 2015, Boulderado and Magnolia acquired 95% of our outstanding common stock from our founder, Richard Church. From April 2015 through July 2015, Boulderado and Magnolia purchased our Class A common stock, Class A common stock warrants and common stock in exchange for $24,500,000 and converted an additional $505,154 of debt into Class A common stock and Class A common stock warrants.  From June through August, 2015, we acquired billboard operations in Alabama, Florida and Georgia.  In September 2015, we organized a subsidiary to sell and underwrite certain insurance products.  We subsequently acquired minority positions in several real estate businesses involved in the brokerage, acquisition, holding, operation, management, financing and sale of residential and commercial real estate.  In February 2016, we acquired additional billboard operations in both Wisconsin and Florida.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations as of December 31, 2015 are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material. The footnotes to our financial statements contain critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements. These policies should be reviewed to understand our financial condition and results of operations.

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and its wholly-owned subsidiaries, at December 31, 2015, as follows:

Ananda Holdings, LLC ("AHLLC")
Link Media Holdings, LLC ("LMH")
Link Media Alabama, LLC ("LMA")
Link Media Florida, LLC ("LMF")
General Indemnity Group, LLC ("GIG")

Subsequent to the end of Fiscal 2015, GIG established two separate subsidiaries,  General Indemnity Direct Insurance Services LLC and General Indemnity Insurance Company PCC LLC.  In addition, LMH established a new subsidiary, Link Media Wisconsin, LLC in connection with its acquisition of billboards and other assets.

AHLLC is a Texas limited liability company and was formed on February 6, 2015 for the purpose of holding the Company's 40% interest in Ananda Investments, LLC ("Ananda".)  LMH is a Delaware limited liability company and was formed on June 9, 2015 for the purpose of holding and operating the investment in LMA, LMF and future entities which will be in the outdoor advertising business.  LMA is an Alabama limited liability company and was formed on June 10, 2015 to acquire outdoor advertising assets.  LMF is a Florida limited liability company and was formed on July 9, 2015 to acquire outdoor advertising assets.  GIG was formed on September 11, 2015 for the purpose of holding and operating the Company's future insurance operations and began operations during October 2015.

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2015, we had approximately $13,000,000 in excess of federally insured limits on deposit with one financial institution.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts.  We evaluate the collectability of our accounts receivable based on our knowledge of our customers and historical experience of bad debts.  In circumstances where we are aware of a specific customer's inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its aging and changes in current economic conditions.  As of December 31, 2015, the allowance for doubtful accounts was $2,111.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from three years to fifteen years as follows:

Billboard Structure	15 years
Digital displays and electrical	3 to 10 years
Billboard Static and tri-vision displays	7 to 15 years
Office equipment	5 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Goodwill

Goodwill is recorded at cost and is tested annually for impairment.  Management monitors events and changes in circumstances that could indicate goodwill may not be recoverable.  Whenever events and changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, an impairment loss is recorded.  We recorded no impairment of goodwill during the year ended December 31, 2015.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two years and ten years as follows:

Customer relationships	2 to 3 years
Permits, licenses and lease acquisition costs	10 years
Noncompetition and non-solicitation agreements	2 to 5 years.

Intangible assets are periodically reviewed for impairment.  Management monitors events and changes in circumstances that could indicate long-lived assets, including intangible assets, may not be recoverable.  Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, an impairment loss is recorded.  We recorded no impairment on our long-lived assets during the year ended December 31, 2015.

Investments in Unconsolidated Entities

We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting.  In accordance with ASC 323-30, we account for investments in limited partnerships and limited liability companies using the equity method of accounting when its investment is more than minimal.    Our share of earnings (loss) of such entities is recorded as a single amount as equity (loss) in earnings of unconsolidated entities.  Dividends, if any, are recorded as a reduction of the investment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring the use of management estimates relate to allocation of asset acquisition price between tangible and intangible assets, useful lives for depreciation and amortization, and the valuation of deferred tax assets.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

We recognize revenue from consulting services when earned, according to the accrual basis of accounting.  We generate revenue from outdoor advertising through the leasing of billboards.  The terms of the operating leases range from less than one month to three years and are generally billed monthly.  Revenue for advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations.  Payments received in advance of being earned are recorded as deferred revenue.

Earnings Per Share

Basic loss per common share is computed by dividing the net income (loss) available to common stockholders and Class A common stockholders by the weighted average number of shares of common stock and Class A common stock outstanding during the year.  Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the year ended December 31, 2015, we had potentially dilutive securities in the form of stock warrants.  However, such securities were excluded due to their anti-dilutive effect.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues.  During the year ended December 31, 2015 ("Fiscal 2015"), we had net revenues from billboard rentals of $713,212 and consulting fees – related party of $9,700 for services rendered.  For the year ended December 31, 2014 ("Fiscal 2014"), we had revenues from consulting fees – related party of $43,874.  We no longer provide these real estate consulting services as we currently focus on outdoor billboard advertising as our primary source of revenues and intend to expand into providing certain insurance products.  We also currently own and may in the future acquire additional interests in real estate businesses involved in the brokerage, acquisition, holding, operation, management, financing and sale of residential and commercial real estate development and management businesses.  We may in the future expand our business activities to include other  business lines.  Advertising revenues are reported net of agency commissions but exclude commissions payable to our sales employees.

Costs and Expenses.  During Fiscal 2015, we had costs and expenses in the amount of $1,829,790.  These costs include $737,451 in professional fees primarily incurred for legal and accounting services in connection with the acquisition of the three outdoor billboard businesses we acquired in Fiscal 2015, related audit and accounting expenses associated with these acquisitions, establishing the infrastructure for our insurance operations, and certain costs associated with our public company reporting obligations.   In contrast, for Fiscal 2014, we had expenses of $66,715 in professional fees, all of which were associated with costs incurred in connection with our public company reporting obligations.

In addition, during Fiscal 2015, we incurred depreciation and amortization expenses, primarily associated with the three billboard operations which we acquired from June through August 2015, of $457,803.  During Fiscal 2014 we had no depreciation or amortization expenses as we did not acquire the billboard properties until Fiscal 2015. We amortize intangible assets with finite lives over their estimated useful lives, which range between two and 10 years.  Intangible assets include customer relationships, permits license and lease acquisition costs and non-competition and non-solicitation agreements.  Property and equipment are carried at cost and depreciation and amortization are provided principally on a straight-line method over the estimated useful lives of these assets, which range from three years to 15 years.  Maintenance and repair costs are charged against income as incurred and significant improvements or betterments are capitalized and depreciated over the estimated useful life of the asset.

During Fiscal 2015, we incurred other costs and expenses of $634,536.  This consisted of our other cost of operations, including our employees as well as leased employees and ground rents, which together accounted for approximately 49.1% of this amount, followed by administrative expenses.

During Fiscal 2015, each of  Alex Rozek and Adam Peterson, received compensation at the rate of $24,000 per annum.    Commencing in January 2016, each of Messrs. Rozek and Peterson are entitled to receive a base salary in the amount of $275,000 per year, together with the right to participate in a bonus plan based upon any growth in our book value based on certain operating profit metrics.  However, each of Messrs. Rozek and Peterson has agreed to delay implementation of this compensation increase until at least the third quarter of the current fiscal year.

Net Loss from Operations.  Because of the professional costs and the depreciation and amortization expenses associated with these acquisitions, we had a net loss from operations in the amount of $1,106,878 during Fiscal 2015, compared to a net loss from operations in the amount of $22,841 during Fiscal 2014.

Other Income (Expense).   During Fiscal 2015, we had equity in income (loss) of our unconsolidated affiliates of $3,813, which consists of the following:

Equity in income of Ananda Investments	$16,518
Equity in loss of Logic Real Estate	(12,674)
Equity in loss of TAG SW 1	(31)

This equity in income of unconsolidated affiliate represents a $19,618 increase from the equity in loss of unconsolidated affiliate in the amount of $15,805 during Fiscal 2014 as Ananda's financial performance improved as a result of increased rental income.  During Fiscal 2015, we also recorded a one-time gain on the sale of investment in the amount of $78,150, resulting from the gain recognized on the exchange of the note payable to Richard Church for our interest in Ananda.  During Fiscal 2015, we incurred interest expense in the amount of $22,508, compared to interest expense of $28,132 during Fiscal 2014.  All of this interest expense was due to loans issued to Boulderado and Magnolia (either from loans previously issued by us to Richard Church and subsequently assigned by Mr. Church to Boulderado and Magnolia or from loans issued by Boulderado and Magnolia to us in April 2015 in the aggregate principal amount of $200,000), and a prior loan issued by us to Richard Church.

Net Loss.  The revenues generated primarily from the billboard businesses acquired in Fiscal 2015 were offset by costs and expenses, including one-time charges for professional fees associated with the acquisitions we completed in 2015 and non-cash amortization and depreciation charges, resulting in a net loss of $1,047,423 for Fiscal 2015, compared to a loss of $66,778 for Fiscal 2014.

Net Loss Per Share.  During Fiscal 2015, we conducted a 1:7 reverse stock split and then issued additional shares in connection with our sale of Class A common stock offering in June 2015 and our subsequent common stock offering in July 2015, resulting in an increase in our basic and diluted weighted average shares outstanding from 266,954 shares at the end of Fiscal 2014 to 1,481,310 shares at the end of Fiscal 2015.  Our basic and diluted net loss per share was $.71 for Fiscal 2015 compared to a net per-share loss of $.25 for Fiscal 2014.

Liquidity and Capital Requirements

Currently, we operate a billboard business operating in four states, have invested in four separate real estate businesses involved in the brokerage acquisition, holding, operation, management, financing and sale of residential and commercial real estate, and have established a subsidiary to sell insurance products.

Acquisitions and Investments.

Billboards.

In 2015, we acquired billboards in Alabama, Florida and Georgia. In 2016, we also acquired billboards and directional signs located in Wisconsin and Florida.  Currently, we operate approximately over 500 billboard faces and 50 operational signs and hold options to build an additional billboard location on the Florida State Fairground Authority land in Tampa, Florida adjacent, interstate highway.   Our strategy is to continue to acquire other billboard locations as well as acquire other service-related businesses which we believe can generate consistent and significant positive cash flows.  We currently expect to finance any future acquisition primarily with cash.  In the future, we may also finance future acquisitions with seller or third party financing.  In the future, we may also be able to satisfy a portion of the purchase price for a property with the Company's equity securities.

On June 19, 2015, one of our subsidiaries entered into a purchase agreement with Bell Media, LLC for the purchase of 35 billboard structures with 70 faces and related personal property in Alabama from Bell Media, LLC.  The assets acquired are located in Alabama.  The cash purchase price was $6,684,604.

On July 23, 2015, one of our subsidiaries entered into a purchase agreement with Fair Outdoor, LLC for the purchase of one billboard structures with two digital displays and related personal property with options to build two billboard structures in Tampa, Florida.  The assets acquired are located in Florida.  The cash purchase price was $1,945,061.

On August 31, 2015, one of our subsidiaries entered into a purchase agreement with I-85 Advertising, LLC for the purchase of five static billboards with 10 faces and related personal property in Georgia from I-85 Advertising, LLC.    The cash purchase price was $1,294,900.

On February 16, 2016, one of our subsidiaries entered into an asset purchase agreement with Jag, Inc. and the sole voting shareholder of Jag, Inc., by which our subsidiary acquired billboards with 422 faces, 50 directional signs and other related assets in Wisconsin from Jag, Inc.   The purchase price for the acquired assets was $6,954,246, of which $687,500 was placed in escrow and the remainder was paid at closing. The purchase price is subject to certain post-closing working capital adjustments.

Also on February 16, 2016, one of our subsidiaries acquired a digital display with two faces and related personal property in Florida from Rose City Outdoor of Florida, LLC.  The cash purchase price for the acquired assets was $287,320.

Other Investments.

On September 11, 2015, we formed General Indemnity Group LLC, a Delaware limited liability company ("GIG") for the purpose of holding our future insurance operations.  In October 2015, we hired Michael Scholl as President of GIG and began establishing the infrastructure for future operations, including submitting approvals for licensing in the District of Columbia.

On October 16, 2015, we acquired an 8.33% interest in DFH Leyden, LLC ("DFH"), a Florida limited liability company, whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate.  Our equity contribution was $377,732.   DFH was formed during 2015 and had no operations for the period ended December 31, 2015

On December 7, 2015, we acquired a 30% interest in Logic Real Estate Companies, LLC ("Logic"), a Delaware limited liability company, whose business is to engage in property management, and in the brokerage and capital market industries.  Our equity contribution was $195,000. Logic was formed on August 18, 2015.  In February 2016, Brendan J. Keating, the principal member of Logic, joined our Board of Directors.

On December 8, 2015, we acquired a 15% interest in TAG SW1, LLC ("TAG"), a Nevada limited liability company, whose business is to invest in retail centers.  At December 31, 2015, TAG had acquired investments in two retail centers located in Las Vegas, Nevada.  Our equity contribution was $97,500. In addition to our equity interest in TAG, Logic manages both the brokerage and property management services of the assets owned by TAG and is compensated for such services.  Mr. Keating also serves as a principal member of TAG.

On January 12, 2016, we purchased a 7.15% interest in DFH Leyden 2, LLC, a Florida limited liability company, whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate and all matters incidental to or related thereto.  The purchase price of the investment was $159,167.  DFH Leyden 2 is related to DFH Leyden, LLC through common ownership and management.

Strategies for Future Acquisition and Investment Opportunities.

We continue to explore both the types and scope of acquisitions and investments that we wish to pursue.  The amount of capital that we will need will depend on the scope of the acquisitions that we ultimately decide to pursue, which is uncertain at this time.  However, for us to acquire any significant additional businesses, we would be required to undertake certain financing activities once we exhaust the funding we have raised to date.  As of February 29, 2016, we had cash on hand of $29,296,891, which includes $24,463,033 raised through February 29, 2016 in our current financing.  Through March 24, 2016, we have raised in the aggregate approximately $25,122,033 through the sale of common stock in our 2016 Financing.    We currently do not have any binding commitments for additional financing.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If we do not obtain additional financing, it will limit the acquisitions we can complete.   We cannot assure anyone that we will be successful in obtaining necessary capital in our acquisition and investment activities or that any acquisition or investments will achieve the levels of profitability necessary for us to maintain profitability.  For the year ending December 31, 2014, we disclosed a substantial doubt about our ability to continue as a going concern as a result of our accumulated net losses.  The financing activities since June 2015 have alleviated such doubt.

Sales of Equity Securities

On June 19, 2015, we sold 500,000 shares of Class A common stock to each of our principal stockholders, Boulderado and Magnolia, at a price of $10 per share, resulting in gross proceeds of $10,000,000.  In connection with the stock issue, we issued 50,000 warrants to each of Boulderado and Magnolia to purchase additional shares of our Class A common stock at a price of $10 per share.  The warrants are exercisable at any time and expire on June 18, 2025.  None of the warrants have been exercised, forfeited, or have expired.

On July 22, 2015, our principal stockholders, Boulderado and Magnolia purchased common stock at $10 per share.  Boulderado purchased 250,000 shares and Magnolia purchased 1,200,000 shares resulting in gross proceeds to the Company of $14,500,000.    Each holder of our common stock other than Boulderado and Magnolia was eligible to purchase common stock and Class A common stock under a rights offering which expired in December 2015 but no other stockholder elected to participate in the rights offering.

In January 2016, we commenced the 2016 Financing.  The 2016 Financing offering will raise up to $50,000,000 through the issuance of a maximum of 4,926,108 shares of common stock at a price of $10.15 per share, and it is expected to remain open until the earlier of July 31, 2016 or the date in which all of the shares available for sale have been sold.  The shares will be issued pursuant to Rule 506 of Regulation D.  No commissions are payable in connection with the financing.  Currently, we have received investments totaling approximately $25,122,033 from 12 investors, including investments of approximately $18,053,000 from Magnolia, and approximately $2,553,000 from Boulderado, (which sums include the conversion of approximately $106,000 in our debt held by Magnolia and Boulderado) and approximately $253,750 from an entity affiliated with Brendan Keating, a director,

Debt Conversion and Repayment

On February 13, 2015, Boulderado and Magnolia acquired from Richard Church approximately 95% of our issued and outstanding shares. Mr. Church also sold to each of Boulderado and Magnolia a 50% interest in a promissory note issued by us to Mr. Church in the principal amount of $298,224.  Mr. Church also conveyed to each of Boulderado and Magnolia a 50% interest in another promissory note issued by us to Mr. Church in the principal amount of $100,000.  Finally, Mr. Church retained a non-recourse promissory note issued by Ananda Holding, LLC ("Holding"), our wholly-owned subsidiary, in the principal amount of $135,494 (the "Holding Note").  These debt instruments, which in their principal amounts total $533,718, replaced all prior debt instruments issued by us to Mr. Church.

During September 2015, Ananda made a distribution to its members.  Our share of the distribution was $32,000 and was distributed directly to Mr. Church as a principal payment on the Holding Note, reducing the outstanding principal balance to $103,494.   On December 31, 2015, we transferred our interest in Ananda to Mr. Church in full satisfaction of our note payable in the principal amount of $103,494 and accrued interest of $6,436.  In connection with the transfer of its interest in Ananda, we were subsequently released from our limited guaranty of Ananda's mortgage note payable.

In addition to the two notes payable sold to Boulderado and Magnolia in the aggregate original principal amounts of $100,000 and $298,224,  on April 10, 2015, we issued notes payable to Boulderado and Magnolia  in the principal amount of  $100,000 each, bearing interest at 5% per annum and due March 31, 2016. The notes were payable in cash or any or all of the promissory notes could be converted to shares of common stock.  The conversion could not occur until the Company raised $1,000,000 in gross proceeds from one or a series of equity offerings.  The conversion price was to be equal to 80% of the price paid by investors in the financing for identical securities.  On June 19, 2015, Boulderado and Magnolia converted their notes payable, together with accrued interest of $932 each, into 12,616 shares of Class A common stock and 1,262 warrants each.  The warrants are for the purchase of Class A common stock exercisable at a price of $8 per share, are exercisable at any time and expire on June 18, 2025.

On June 19, 2015 Boulderado and Magnolia also converted promissory notes, each in the principal amount of $149,112 with accrued interest on each note of $2,533, in exchange for 15,164 shares of Class A common stock and 1,516 warrants for the purchase of Class A common stock at a price of $10 per share.  The warrants are exercisable at any time and expire on June 18, 2025.

On February 29, 2016, Boulderado and Magnolia converted the remaining promissory notes in the aggregate principal amount of $100,000, together with accrued interest in the amount of $6,028 into 10,446 shares of our common stock at a price of $10.15 per share.

The conversion in Fiscal 2015 of the notes payable was accounted for as an extinguishment of the debt.  There was no gain or loss on the extinguishment since the fair value of the stock issued was equivalent to the fair value of the notes prior to conversion.

As of February 29, 2016, all notes payable which we have previously issued have been repaid or converted into our Class A common stock and common stock.

Cash Flows
For the year ended December 31, 2015, we used $813,356 in operating activities as we commenced operations with the acquisitions of billboard operations in Alabama, Florida and Georgia and the costs associated with starting up our insurance services business, as well as the professional fees associated with these activities.  We invested $10,049,470 in connection with the acquisition of billboard businesses and other equipment and an additional $670,232 in connection with the acquisitions of interests in three separate real estate businesses involved in the acquisition, holding, operation, management, financing and sale of residential and commercial real estate, resulting in our using $10,719,702 in net cash in investing activities in Fiscal 2015.  During Fiscal 2015, we raised $24,500,000 through the direct sale of Class A common stock and common stock to Magnolia and Boulderado.    As a result, we generated $24,720,663 in net cash from financing activities in Fiscal 2015 and ended Fiscal 2015 with $13,189,066 in cash. In addition, Boulderado and Magnolia converted $505,154 in notes payable into our Class A common stock and Class A common stock warrants.

From January 1 through March 10, 2016, we have subsequently raised approximately an additional $25,122,033  through the sale of common stock.  This amount includes the conversion by each of Boulderado and Magnolia in February 2016 of the remaining $100,000 in principal and $6,028 in accrued interest in the promissory notes acquired by them in February 2015.  Since January 1, 2016, we have also made two acquisitions of billboard businesses.  In February, we acquired billboards with 422 faces, 50 directional signs and other assets located in Wisconsin for a purchase price of $6,954,246.01, of which $687,500 was placed in escrow and the remainder was paid at closing.  Also in February, we acquired a digital display with two faces and related personal property in Florida for a purchase price of $287,320.  In January, we Company purchased a 7.15% interest in DFH Leyden 2, LLC, a Florida limited liability company, whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate.  The purchase price of the investment was $159,167.  At February 29, 2016, our cash position was $29,296,891 and we had no debt.

Seasonal Effects and Effects of Inflation

We believe that the business interest we own in real estate and outdoor billboard advertising, as well as our anticipated insurance activities, and similar businesses that we will seek to acquire in the future, will not be subject to significant seasonal variations.  We further believe that the service nature of the billboard business we operate will be less significantly impacted by inflation as costs of materials are not anticipated to be a significant component of our costs, although the digital billboard portion of our business could be adversely impacted by rapidly rising electric rates. In our anticipated insurance business, increases in inflation in excess of the rate of inflation assumed in our pricing models could adversely affect our results of operations.     Significant decreases in general economic conditions could also reduce the rates we can charge customers for outdoor advertising and could adversely impact the real estate market. We do not currently anticipate raising significant debt financing in the near term so we do not anticipate that our operating results would be adversely affected by increased interest rates.  In the future, we may seek to raise additional capital through not only equity financings but potentially debt and convertible debt financings.  In such an event, increased interest rates could increase the cost of any future borrowing in ways that cannot now be determined.

Off balance Sheet Arrangements and Contractual Commitments

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

 In connection with the asset acquisitions in Fiscal 2015, we acquired the leases for thirty-three billboard locations.  The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 214 months.  In other instances, certain leases provided for a sharing of revenue from the leased billboard rather than a fixed rent.  Future minimum rents are as follows

Calendar Year
2016	$256,124
2017	256,703
2018	253,266
2019	235,939
2020	217,051
Thereafter	1,511,063
$2,730,146

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth below beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), are controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

In performing the assessment, management noted the following:

*	We lack an independent audit committee
*	We have not yet retained a full-time chief financial officer or other financial officer to review the work of the certified public accountant who prepares our financial statements
*	The staffing and supervision within our bookkeeping operations prevents us from segregating duties within our internal control system
*	We have an insufficient number of independent directors

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of December 31, 2015, our company's internal controls over financial reporting were not effective.  We are actively seeking and intend to hire additional qualified personnel to remediate these material weaknesses, and intend to add additional independent directors as soon as we find qualified persons willing to serve as such.  We will not be able to remediate some of these material weaknesses until we acquire sufficient staff to do so.   Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, based in the post-closing procedures performed, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table lists the current members of our Board, and our executive officers. The address for our directors and officers is c/o  Boston Omaha Corporation, 292 Newbury Street, Suite 333, Boston, Massachusetts  02115.

Name	Age	Position(s)

Alex B. Rozek	37	Co-Chairperson of the Board, President and Co-Chief Executive Officer

Adam K. Peterson	34	Co-Chairperson of the Board, Co- Chief Executive Officer and Executive Vice President

Jeffrey C. Piermont	35	Chief Administrative Officer, Interim Chief Financial Officer and Treasurer

Sean Cash	47	President of Link Media Holdings, LLC

Michael J. Scholl	48	President of General Indemnity Group, LLC

Brendan J. Keating	34	Director

Each executive officer is elected or appointed by, and serves at the discretion of, our Board. The elected officers of the Company will hold office until their successors are duly elected and qualified, or until their earlier resignation or removal.

Alex B. Rozek, age 37, has been Co-Chairperson of our Board of Directors, Co-Chief Executive Officer and President since February 12, 2015, when he became a member of our Board of Directors.  Since July 2007, Mr. Rozek has served as the Manager of Boulderado Group, LLC, which is the investment manager of Boulderado Partners, LLC, a private investment partnership.  From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group.  Mr. Rozek graduated with a B.S.in Biology and a Minor in Chemistry from the University of North Carolina.  Our Board has determined that Mr. Rozek's 12 years' experience in investments and financial analysis qualifies him to be a member of the Board in light of the Company's business and structure.

Adam K. Peterson, age 34, has been Co-Chairperson of our Board of Directors since February 12, 2015, when he became a member of our Board of Directors.  Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP.  From June 2006 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities. a family investment office.  From May 2004 through June 2006, Mr. Peterson was a financial analyst for Peter Kiewit Sons, Inc.  Mr. Peterson graduated with a B.S. in Finance from Creighton University.  Our Board has determined that Mr. Peterson's 12 years' experience in investments and financial analysis qualifies him to be a member of the Board in light of the Company's business and structure.

Jeffrey C. Piermont, age 35, has been the Chief Administrative Officer and Treasurer since May 2015 and our interim Chief Financial Officer and Principal Accounting Officer since January 1, 2016.  Since June 2010, Mr. Piermont has served as the President and COO of Boulderado Group, LLC, which is the investment manager  of Boulderado Partners, LLC, a private investment partnership, and one of our two principal stockholders.  Prior to joining Boulderado, Mr. Piermont worked at Alternative Investment Management, LLC from 2006 to 2010 as an Investment Professional concentrating his efforts on the firm's portfolio of hedge fund investments. Prior to joining Alternative Investment Management, Mr. Piermont was an Assistant Vice President at Merrill Lynch in New York from 2004 to 2006.  He focused on strategic and finance related initiatives for the company's Global Private Client business.  Before joining Merrill Lynch, Mr. Piermont was an Analyst in Citigroup's Corporate Strategy and Finance Group in the company's Global Wealth Management Business (Smith Barney) from 2003 to 2004.  Mr. Piermont graduated from Syracuse University in 2003 with a B.S. in Accounting and a B.S. in Finance.

Sean Cash, age 47, has served as the President of Link Holdings, LLC, the holding company for our various billboard business, since its inception in June 2015.  From October 2012 through June 2015, Mr. Cash served as Chief Marketing Officer for Pixius Communications, a provider of high speed wireless Internet and managed services technology provider in Kansas. From April 2010 through October 2012, Mr. Cash served as President of LED Ventures, which provided management, business development, sales and marketing strategies, and financial resources for the purpose of developing and managing digital billboards nationwide.  From 1996 through 2010, Mr. Cash held a number of senior marketing roles in advertising and food supply businesses.  Mr. Cash received his B.S. from the University of Kansas and his MBA from Webster University.  Mr. Cash also serves as an adjunct professor of marketing at Friends University.

Michael J. Scholl, age 48, has served as President of General Indemnity Group LLC since October 2015. From May 2013 through October 2015, Mr. Scholl served as Senior Vice President for Allied Public Risk, a division of Aegis General Insurance Agency, which provides customized insurance products for public entity pools, cities, counties, schools and special service districts.  From November 2013 through May 2014, he served as Chief Operating Officer for American Public Risk, when its business was moved to Allied Public Risk. From November 2009 through October 2013, Mr. Scholl served as Vice President of Business and Product Development at the Argonaut Group.  He also served as Vice President for its Commercial Deposit Insurance Agency subsidiary, a direct provider of cyber-security and crime insurance, from August 2012 through September 2013.   From 1992 through November 2009, Mr. Scholl has held various positions as an actuary and in management at several different insurance firms.  Mr. Scholl is a credentialed actuary, and holds both a B.S. in Statistics, and a B.A. in Business (Economics) from the University of Miami and an M.S. in Statistics from Purdue University.

Brendan J. Keating, age 34, has since August 2015 been Manager and CEO of Logic Commercial Real Estate, LLC, a company based in Las Vegas, Nevada and formed in 2015 which provides commercial property brokerage and property management services. A trust controlled by members of Mr. Keating's family owns a majority of the membership interest in Logic Commercial Real Estate, LLC.  From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.  Our Board has determined that Mr. Keating's 12 years' experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board in light of the Company's business and structure.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is legally responsible for managing our business and affairs, including the oversight of risks that could affect us.  Because it is comprised of three members, two of whom are directly part of our management and a third member who has business relationships with us, the full Board currently cannot delegate the oversight of risks to any committees and cannot hold executive sessions during which executive management is not present and management's performance can be discussed and evaluated openly by independent directors.  The Board believes that, if it adds independent directors in the future, it will adopt the practice of holding executive sessions.  However, the timing of the expansion of the Board to include more independent directors is currently uncertain.

 Committees and Director Selection

Because of our current size of business operations and the lack of a trading market for our securities, we have not needed and have not implemented extensive corporate governance procedures.  We will adopt such procedures when management believes that the benefit of adopting them is justifiable in view of the cost of adopting them and as the same may be required if our securities are listed for trading.

Our Board of Directors has not established any standing committees, including an Audit Committee, Compensation Committee or a Nominating Committee.  The Board of Directors as a whole undertakes the functions of those committees.  Our Board of Directors believes that its decision not to establish any standing committees has been appropriate due to our current size of business operations.  The Board of Directors expects to establish one or more of the preceding committees whenever it believes that doing so would benefit us and as the same may be required if our securities are listed  for trading.

Our full Board of Directors now serves as our audit committee.  Our Board of Directors has determined that while each of Alex Rozek and Adam Peterson have the financial background to qualify as an "audit committee financial expert," as such term is defined by rules of the U.S. Securities and Exchange Commission,  they do not otherwise qualify as they are not "independent" directors.

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

Code of Ethics

We have  adopted a code of ethics that applies to our Co-Chief Executive Officers, Principal Executive Officer, Principal Accounting Officer, Controller and persons performing similar functions within our company.

Compensation of Directors

None of our Directors is compensated for his role as a Director of our Company.  Each of Messrs. Rozek and Peterson receive compensation as officers of our Company.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our executive officers for the Company's last completed fiscal year as none of our officers were employed by us prior to 2015:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Alex B. Rozek(1)	2015	$9,230	-	-	$9,230
Co-Chief Executive Officer and President
(Principal Executive Officer)

Adam K. Peterson (1)	2015	$9,858	-	-	$9,858
Co-Chief Executive Officer and Executive Vice President

Jeffrey C. Piermont (2)	2015	$14,787	-	-	$14,787
Chief Administrative Officer,
Interim Chief Financial
Officer and Treasurer

Michael J. Scholl (3)	2015	$51,915		-	$51,915
President of General Indemnity Group, LLC

(1)	Mr. Rozek and Mr. Peterson salary in 2015 was based on an annual base salary at the rate of $23,600 per year. Each of Messrs. Rozek and Peterson's salaries commenced on August 13, 2015.

(2)	Mr. Piermont's base salary for fiscal 2015 was based on an annual base salary of $23,600 per year. Mr. Piermont's salary commenced on May 15, 2015.

(3)	Mr. Scholl receives an annual base salary at the rate of $250,000 per year. Mr. Scholl's salary commenced on October 13, 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at December 31, 2015.   We do not currently have any equity incentive plans established and, as a result, none of our officers and directors is a party to any equity incentive plan.

Director Compensation

We reimburse all of our directors for reasonable travel and other expenses incurred in attending Board and committee meetings. No director currently receives additional compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

Except as described below, none of our executive officers serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.  An entity controlled by Mr. Keating serves as the Manager of Logic. Mr. Keating and Mr. Peterson serve as the Managers of The Aligned Group, LLC, which serves as the Manager of TAG SW 1, LLC.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Rozek and Peterson Employment Agreements
 On August 1, 2015, we entered into employment agreements with each of Alex B. Rozek and Adam K. Peterson.  Mr. Rozek and Mr. Peterson each serve as our Co-Chief Executive Officer.  Each of the employment agreements has a one-year term, with automatic successive one-year renewal terms unless we or the executive decline to renew the agreement.   Each of the employment agreements provides for a base salary at $23,600 per year  through December 31, 2015, and an annualized base salary of $275,000 for calendar year 2016.  However, each of these agreements has been amended to delay an increase in the base salary from $23,600 until such time as approved by the Board, which is not expected to occur prior to July 1, 2016.  Each of the employment agreements also provides for certain severance payments to the executives in the event their employment is terminated by us without "cause" or if the executive terminates his employment for "good reason."

Each of Messrs. Rozek and Peterson participate in a management incentive bonus plan (the "MIBP"), effective as of August 1, 2015, under which participants of such plan are eligible to receive cash bonus awards based on achievement by the company of certain net growth target objectives.  Each of Alex B. Rozek and Adam K. Peterson are eligible to participate in the management incentive bonus plan pursuant to their respective employment agreements.  The MIBP provides for a bonus pool, determined on an annual basis by the compensation committee of the board of directors, equal to up to 20% of the amount by which our stockholders' equity for the applicable fiscal year (excluding increases or decreases in stockholders' equity resulting from purchases or redemptions of our securities) exceeds 106% of our stockholders' equity for the preceding fiscal year.

In the event that either Mr. Rozek or Mr. Peterson's employment is terminated without cause or if either elects to terminate his employment for "Good Reason", he is entitled to receive severance payments equal to the equal to the amounts which would have been payable to him under the MIBP if he had remained with us through the remainder of the fiscal year in which his employment terminated multiplied by a fraction equal to the number of days during the fiscal year that the Executive remained employed by us divided by 365. If the Executive becomes our full-time employee, severance payments also will include an amount equal to four months base salary for each full 12 month period Executive is employed by us commencing August 1, 2015, except that in no event shall severance payments exceed  the then current base salary on a monthly basis multiplied by 12.

Scholl  Employment Agreement
We entered into an employment agreement with Mr. Scholl in October 2015 providing for an annual base salary of not less than $250,000, benefits in accordance with our standard benefits package.  Mr. Scholl's employment agreement also provides for an annual cash incentive bonus and a long term bonus plan.   Under the annual cash incentive bonus, Mr. Scholl is entitled to receive an annual bonus in an amount equal to twelve and one-half percent (12.5%) of the difference, if any, between (x) the pre-tax earnings of GIG for the applicable calendar year (determined in accordance with U.S. generally accepted accounting principles) minus (y) an amount equal to ten percent (10%) of the Company's average total equity for such calendar year, as calculated on a quarterly basis. Mr. Scholl is also eligible to receive a long-term cash bonus, the receipt of which is subject to vesting (the "Long Term Bonus"). The Long Term Bonus, if any, with respect to any particular calendar year will equal  ten percent (10%) of the increase in book value for GIG based on pre-tax earnings commencing at the end of the calendar year following the year in which the Long Term Bonus was earned.  The Long Term Bonus is reduced by any annual bonus paid to Mr. Scholl.  If Mr. Scholl's employment is terminated without cause, Mr. Scholl is entitled to an amount equal to the amount of Base Salary otherwise payable for a period of three (3) months following the effective date of such termination, payable over three (3) months in accordance with the Company's customary payroll practices as well as all earned bonus payments, whether vested or unvested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 24, 2016 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared under applicable law. Unless otherwise indicated, the address of each person named in the table is c/o Boston Omaha Corporation, 292 Newbury Street, Suite 333, Boston, Massachusetts  02115.

Name of beneficial owner	Title of Class of Stock	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Stock of Respective Class	Percentage of Aggregate Voting Power of Class A Common Stock and Common Stock (1)	Percentage of Aggregate Economic Interest of Class A Common Stock and Common Stock(2)
5% Beneficial Owners
Magnolia Capital Fund, L.P. (3)	Class A Common	580,558 (3)	50%
	Common	3,105,447	74.08%	56.39%	68.86%
Boulderado Partners, LLC (4)	Class A Common	580,558	50%
	Common	628,354	14.99%	40.71%	22.58%
Adam K. Peterson (3)(5)	Class A Common	580,558	50%
	Common	3,105,447	74.08%	56.39%	68.86%
Alex B. Rozek (4)(6)	Class A Common	580,558	50%
	Common	628,354	14.99%	40.71%	22.59%
Sean Cash		0	*	*	*
Jeffrey C. Piermont		0	*	*	*
Michael J. Scholl		0	*	*	*
Brendan J. Keating(7)	Common	25,000	*	*	*
All directors and officers as a group (4 persons)	Class A Common	1,160,816	100%
	Common	3,758,801	89.67%	97.26%	91.91%
_________________________
*  Less than 1%

(1)
The percent of Percentage of Aggregate Voting Power of Class A Common Stock and Common Stock reflects that each share of Class A common stock has 10 votes for each share of common stock and assumes all outstanding, Class A common stock warrants are exercised.

(2)	The percent of aggregate economic interest is based on both our Class A common stock and common stock combined. The Class A common stock converts to common stock on a 1:1 basis.
(3)	Includes warrants to purchase 52,778 shares of our Class A common stock.
(4)	Includes warrants to purchase 52,778 shares of our Class A common stock.
(5)	Represents current amount of shares and warrants owned by Magnolia Capital Fund, LP. Mr. Peterson serves as the manager of the general partner of Magnolia Capital Fund, LP.
(6)	Represents current amount of shares and warrants owned by Boulderado Partners, LLC. Mr. Rozek serves as the manager of Boulderado Capital, LLC, the manager of Boulderado Partners, LLC.
(7)	Represents shares of common stock held by a trust established for the benefit of Mr. Keating and members of his family.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 13, 2015, Boulderado and Magnolia acquired from Richard Church, the former President and former sole member of our Board of Directors, approximately 95% of our issued and outstanding shares. Mr. Church also sold to each of Boulderado and Magnolia a 50% interest in a promissory note issued by us to Mr. Church in the principal amount of $298,224.  Mr. Church also conveyed to each of Boulderado and Magnolia a 50% interest in another promissory note issued by us to Mr. Church in the principal amount of $100,000.  Finally, Mr. Church retained a non-recourse promissory note issued by Ananda Holding, LLC ("Holding"), our wholly-owned subsidiary, in the principal amount of $135,494 (the "Holding Note").  These debt instruments, which in their principal amounts total $533,718, replaced all prior debt instruments issued by us to Mr. Church.

In addition to the two notes payable sold to Boulderado and Magnolia in the aggregate original principal amounts of $100,000 and $298,224,  on April 10, 2015, we issued notes payable to Boulderado and Magnolia  in the principal amount of  $100,000 each, bearing interest at 5% per annum and due March 31, 2016. The notes were payable in cash or any or all of the promissory notes could be converted to shares of common stock.  The conversion could not occur until we raised $1,000,000 in gross proceeds from one or a series of equity offerings.  The conversion price was to be equal to 80% of the price paid by investors in the financing for identical securities.  On June 19, 2015, Boulderado and Magnolia converted their notes payable, together with accrued interest of $932 each, into 12,616 shares of Class A common stock and 1,262 warrants each.  The warrants are for the purchase of Class A common stock exercisable at a price of $8 per share, are exercisable at any time and expire on June 18, 2025.

On June 19, 2015, and in connection with the acquisition of certain outdoor billboard assets of Bell Media, LLC, we entered into subscription agreements with each of Boulderado and Magnolia, whereby each of Boulderado and Magnolia purchased 500,000 shares of our newly established Class A common stock at a purchase price of $10.00 per share, resulting in gross proceeds to us of $10,000,000. Each of Boulderado and Magnolia also extinguished all principal and interest due under two promissory notes, each in the principal amount of $149,112, assigned to us on February 13, 2015 from Richard Church, the original holder of the notes.  As a result of this note extinguishment, each of Boulderado and Magnolia received 15,164 additional shares of Class A common stock.  At the same time, Boulderado and Magnolia also converted all sums due under the $100,000 convertible promissory notes we issued to each of them on April 10, 2015, such that each of Boulderado and Magnolia received 12,616 shares of Class A common stock at a conversion price of $8.00 per share.  In addition, each of Boulderado and Magnolia received warrants to purchase one share of Class A common stock at a price of $10.00 per share for each 10 shares of Class A common stock purchased, resulting in each of Boulderado and Magnolia receiving warrants to purchase 52,778 shares of Class A common stock.  These warrants are exercisable at any time on or before June 18, 2025. Each of the two holders of these warrants are entitled to purchase 51,516 shares of Class A common stock at an exercise price of $10.00 per share and 1,262 shares of Class A common stock at an exercise price of  $8.00 per share.

Each of Boulderado and Magnolia agreed as part of the Voting and First Refusal Agreement also entered into on June 19, 2015 to elect as the Class A Directors each of Alex B. Rozek, as a nominee of Boulderado and Adam Peterson, as a nominee of Magnolia.  In the event of (a) the death of a Class A Director, (b) the incapacitation of a Class A Director as a result of illness or accident, which makes it reasonably unlikely that the Class A Director will be able to perform his normal duties for the Company for a period of ninety (90) days, or (c) a change of control of Boulderado or Magnolia, then the Class A stockholder which nominated such dead or incapacitated Class A Director, or the Class A stockholder undergoing such change of control, shall convert all of such Class A common stock into shares of our Common Stock, in accordance with the procedures set forth in the Amended and Restated Certificate of Incorporation.   The Voting and First Refusal Agreement also provides each of us and the other parties to the Voting Agreement with the right of first refusal to purchase the Class A common stock proposed to be sold by the other holder of Class A common stock.   The holders of record of the shares of Class A common stock, exclusively and as a separate class, shall be entitled to elect two directors to our Board of Directors  (the "Class A Directors"), which number of Class A Directors may be reduced pursuant to the terms and conditions of the Voting and First Refusal.  Any Class A Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class A common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders.  Matters requiring the unanimous approval of the Class A Directors are described in the risk factor entitled "Our currently outstanding Class A common stock allows the holders of Class A common stock to elect two Directors who can each veto many important matters requiring approval of our board of directors".

On July 22, 2015, we entered into subscription agreements with each of Boulderado and Magnolia whereby Boulderado purchased 250,000 shares of our common stock and Magnolia purchased 1,200,000 shares of our common stock, each at a purchase price of $10.00 per share, resulting in gross proceeds to us of $14,500,000.

During September 2015, Ananda made a distribution to its members.  Our share of the distribution was $32,000 and was distributed directly to Mr. Church as a principal payment on the Holding Note, reducing the outstanding principal balance to $103,494.   On December 31, 2015, we transferred our interest in Ananda Investments, LLC ("Ananda") to Mr. Church in full satisfaction of our note payable in the principal amount of $103,494 and accrued interest of $6,437.  In connection with the transfer of its interest in Ananda, we were released in early 2016 from our limited guaranty of Ananda's mortgage note payable.

 On December 7, 2015, we acquired a 30% ownership position in Logic Real Estate Companies, LLC, a Delaware limited liability company ("Logic"), which provides brokerage and management services for commercial real estate.  Brendan J. Keating holds a controlling interest in Logic and subsequently joined our Board of Directors in February 2016.  We paid $195,000 for our ownership position in Logic.   On December 8, 2015, we acquired a 15% interest in TAG SW1, LLC ("TAG"), a Nevada limited liability company, whose business is to invest in retail centers.  At December 31, 2015, TAG had acquired investments in two retail centers located in Las Vegas, Nevada.  Our equity contribution was $97,500. In addition to our equity interest in TAG, Logic manages both the brokerage and property management services of the assets owned by TAG and is compensated for such services.  The Aligned Group, LLC, an entity owned by each of Mr. Keating, Mr. Peterson and an entity controlled by Mr. Peterson, is the Manager of TAG. No asset management fees or carry fees are charged to TAG by The Aligned Group, LLC.

In January 2016, we commenced our 2016 Financing.  As of March 24, 2016, we have received investments totaling approximately $25,233,000 from 12 investors, including investments of approximately $18,053,014 from Magnolia and approximately $2,553,019 from Boulderado.  Each holder of our common stock who is an accredited investor will be eligible to participate in a rights offering of common stock, which we anticipate will commence later this year when the 2016 Financing is completed.  Under the terms of the rights offering, each of our stockholders may participate based on his, her or its proportionate ownership of common stock prior to the commencement of the 2016 offering and will have at least 35 days from the commencement date of the rights offering to elect to subscribe to purchase common stock at a price of $10.15 per share of common stock.   Boulderado and Magnolia will not participate further in the rights offering.

On February 29, 2016, Boulderado and Magnolia converted the remaining promissory note in the principal amount of $100,000, together with accrued interest in the amount of $6,028 into 10,446 shares of our common stock.

As previously discussed in Item 11 under "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," we entered into employment agreements with each of Messrs. Peterson, Rozek and Scholl in 2015.

Director Independence

Our Board currently consists of Messrs. Rozek, Peterson and Keating.  Currently, we do not consider any of our directors to be "independent", as Messrs. Rozek and Peterson have a direct employment relationship  with us and Mr. Keating serves as the chief executive officer of a company in which we currently own a 30% equity stake. Over time, we expect to adopt a policy that a majority of our Board shall be "independent" in accordance with NASDAQ rules including, in the judgment of the Board, the requirement that such directors have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The Board has adopted the following standards to assist it in determining whether a director has a material relationship with us. Under these standards, a director will not be considered to have a material relationship with us if he or she is not:

(a)	a director who is, or during the past three years was, employed by us, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

(b)
a director who accepted or has an immediate family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i)	compensation for board or board committee service;

(ii)	compensation paid to an immediate family member who is our employee (other than an executive officer);

(iii)	compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year); or

(iv)	benefits under a tax-qualified retirement plan, or non-discretionary compensation;

(c)	a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

(d)
a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which we received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years; or

(e)	a director who is, or has an immediate family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

Ownership of a significant amount of our stock, by itself, does not constitute a material relationship. For relationships not covered by these standards, the determination of whether a material relationship exists shall be made by the other members of the Board who are independent (as defined above).

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services.

Our independent auditor during Fiscal 2015 and Fiscal 2014 was MaloneBailey, LLP.  During Fiscal 2015 and Fiscal 2014, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31
	2015	2014
Audit Fees (1)	$96,000	$23,500
Audit-Related Fees	$60,000	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

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

Changes in Independent Registered Accounting Firm

None.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
  1. Financial Statements:
  2. Exhibits: See Item 15(b) below.
(b)	Exhibits
Exhibit Number	Description of Exhibit

**2.1
Asset Purchase Agreement dated June 19, 2015 by and between Link Media Alabama, LLC and Bell Media, LLC, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.

**2.2
Asset Purchase Agreement dated July 23, 2015 by and among Link Media Florida, LLC, Fair Outdoor, LLC and the equityholders of Fair Outdoor, LLC, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 28, 2015.

**2.3
Asset Purchase Agreement dated August 31, 2015 by and among Link Media Alabama, LLC, I-85 Advertising, LLC, the members of I-85 Advertising, LLC and Canton Partners, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on September 3, 2015.

**2.4
Asset Purchase Agreement dated February 16, 2016, by and among Link Media Wisconsin, LLC, Jag, Inc. and the sole voting shareholder of Jag, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 23, 2016.

**2.5
Escrow Agreement dated February 16, 2016, by and among Link Media Wisconsin, LLC, Jag, Inc., the sole voting shareholder of Jag, Inc. and Kalil & Co., Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on February 23, 2016.

**3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Commission on March 19, 2015.
**3.2	Bylaws of the Company, filed as Exhibit 3.4 to the Company's Current Report on Form 8-K filed with the Commission on March 19, 2015.
**3.3	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.
**3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on October 22, 2015.

**3.5
Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 2016.

**4.1	Form of Convertible Promissory Note, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2015.
**4.2	Form of Class A Common Stock Subscription Agreement, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.
**4.3
Note Conversion Agreement dated June 19, 2015 by and among the Company, Magnolia Capital Fund, L.P. and Boulderado Partners, LLC, filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.

**4.4	Form of Class A Common Stock Purchase Warrant, filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.

**4.5
Voting and First Refusal Agreement dated June 19, 2015 by and among the Company, Magnolia Capital Fund, L.P. and Boulderado Partners, LLC, filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.

**4.6	Form of Common Stock Subscription Agreement, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on July 28, 2015.
**4.7	Form of Common Stock Subscription Agreement, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2016.
**10.1	Employment Agreement dated August 1, 2015 by and between the Company and Alex B. Rozek, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 5, 2015.
**10.2
Employment Agreement dated August 1, 2015 by and between the Company and Adam K. Peterson, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on August 5, 2015.

**10.3	Management Incentive Bonus Plan, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on August 5, 2015.
#10.4	Employment Agreement dated October 2, 2015 by and between General Indemnity Group, LLC and Michael Scholl.
#14.1	Code of Business Conduct and Ethics.
#21.1	Subsidiaries of the Company.
#31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
#31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
#32.1	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#32.2	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#101.INS	XBRL Instance Document.
#101.SCH	XBRL Taxonomy Extension Schema.
#101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
#101.DEF	XBRL Taxonomy Extension Definition Linkbase.
#101.LAB	XBRL Taxonomy Extension Labels Linkbase.
#101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

** Incorporated by reference to the filing indicated.
# Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION
By: /s/ Alex B. Rozek
Alex B. Rozek
President and Co-Chief Executive Officer
(Principal Executive Officer)
By: /s/ Jeffrey C. Piermont
Jeffrey C. Piermont
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Alex B. Rozek Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors and Principal Executive Officer	March 30, 2016

/s/ Adam K. Peterson Adam K. Peterson	Co-Chairman of the Board of Directors and Co-Chief Executive Officer	March 30, 2016

/s/ Brendan J. Keating Brendan J. Keating	Director	March 30, 2016

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Boston Omaha Corporation
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation (formerly known as REO Plus, Inc.) and its subsidiaries (collectively the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Omaha Corporation and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 30, 2016

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,
	2015	2014

Current Assets:
Cash	$13,189,066	$1,461
Accounts receivable, net	276,750	-
Prepaid expense	70,484	-

Total Current Assets	13,536,300	1,461

Property and Equipment:
Structures and displays	4,548,473	-
Office Equipment	2,633	-
Accumulated depreciation	(307,367)	-

Total Property and Equipment, net	4,243,739	-

Other Assets:
Goodwill	4,389,664	-
Intangible assets, net	958,265	-
Investment in unconsolidated affiliates	657,528	47,263

Total Other Assets	6,005,457	47,263

Total Assets	$23,785,496	$48,724

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$152,672	$373
Accounts payable, stockholder	2,721	-
Notes payable, stockholders	100,000	-
Note payable, former stockholder	-	494,460
Accrued interest, stockholders	4,384	-
Accrued interest, former stockholder	-	21,270
Deferred revenue	30,204	-

Total Current Liabilities	289,981	516,103

Commitments	-	-

Total Liabilities	289,981	516,103

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 3,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 28,700,000 shares
authorized, 1,716,954 and 266,954 shares
issued and outstanding, respectively	1,717	267
Class A common stock, $.001 par value, 1,300,000 shares
authorized, 1,055,560 and 0 shares issued
and outstanding, respectively	1,056	-
Additional paid-in capital	25,062,544	54,733
Accumulated deficit	(1,569,802)	(522,379)

Total Stockholders' Equity (Deficit)	23,495,515	(467,379)

Total Liabilities and Stockholders' Equity (Deficit)	$23,785,496	$48,724

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Revenues:
Billboard rentals	$713,212	$-
Consulting fees, related party	9,700	43,874

Total Revenues	722,912	43,874

Costs and Expenses:
Cost of revenues (exclusive of depreciation and amortization)	229,507	-
Professional fees	737,451	66,715
Depreciation	307,367	-
Leased employees	241,803	-
General and administrative	153,715	-
Amortization	150,436	-
Bad debt expense	9,511	-

Total Costs and Expenses	1,829,790	66,715

Net Loss from Operations	(1,106,878)	(22,841)

Other Income (Expense):
Equity in income (loss) of unconsolidated affiliates	3,813	(15,805)
Gain on sale of investment in unconsolidated affiliate	78,150	-
Interest expense	(22,508)	(28,132)

Net Loss Before Income Tax	(1,047,423)	(66,778)

Income Tax (Provision) Benefit	-	-

Net Loss	$(1,047,423)	$(66,778)

Basic and Diluted Net Loss per Share	$(0.71)	$(0.25)

Basic and Diluted Weighted Average Shares Outstanding	1,481,310	266,954

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
	No. of shares
	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' (deficit),
January 1, 2014	266,954	-	$267	$-	$54,733	$(455,601)	$(400,601)

Net loss	-	-	-	-	-	(66,778)	(66,778)

Stockholders' (deficit),
December 31, 2014	266,954	-	267	-	54,733	(522,379)	(467,379)

Capital contributions	-	-	-	-	5,163	-	5,163

Stock and warrants
issued for cash	1,450,000	1,000,000	1,450	1,000	24,497,550	-	24,500,000

Note conversions		55,560	-	56	505,098	-	505,154

Net loss	-	-	-	-	-	(1,047,423)	(1,047,423)

Stockholders' equity,
December 31, 2015	1,716,954	1,055,560	$1,717	$1,056	$25,062,544	$(1,569,802)	$23,495,515

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(1,047,423)	$(66,778)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	457,803	-
Bad debts	9,511	-
Equity in (income) loss of unconsolidated affiliates	(3,813)	15,805
Gain on sale of investment in unconsolidated affiliate	(78,150)	-
Changes in operating assets and liabilites:
Accounts receivable	(286,262)	-
Prepaid expenses	(70,484)	3,000
Accounts payable and accrued expenses	155,020	(6,127)
Accrued interest	20,238	4,249
Deferred revenue	30,204	-

Net Cash Used in Operating Activities	(813,356)	(49,851)

Cash Flows from Investing Activities:
Business acquisitions of structures, displays,
and intangible assets	(9,924,565)	-
Purchase of display and equipment	(124,905)	-
Acquisitions of investments in unconsolidated affiliates	(670,232)	-

Net Cash Used in Investing Activities	(10,719,702)	-

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	219,000	43,500
Payments on notes payable to stockholders	(3,500)	(20,000)
Proceeds from issuance of stock and warrants	24,500,000	-
Contribution of capital	5,163	-

Net Cash Provided in Financing Activities	24,720,663	23,500

Net Increase (Decrease) in Cash	13,187,605	(26,351)

Cash, Beginning of Year	1,461	27,812

Cash, End of Year	$13,189,066	$1,461

Interest Paid in Cash	$2,270	$23,883

Income Taxes Paid in Cash	$-	$-

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2015	2014

Restructure of notes payable, stockholders	$398,224	$-

Restructure of note payable, related party	135,494	-

Notes payable and accrued interest converted
to Class A common stock	505,154	-

Distribution from unconsolidated affiliate applied to
note payable, related party	32,000	-

Note payable and accrued interest
exchanged for investment in unconsolidated affiliate	109,930	-

Decrease in investment in unconsolidated affiliate	31,780	-

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 1. ORGANIZATION AND BACKGROUND

Boston Omaha Corporation (formerly known as REO Plus, Inc.) ("the Company") was organized on August 11, 2009 for the purpose of investing in real estate.  The Company's operations include its ownership of multiple billboards in Florida, Georgia and Alabama and equity method investments in several real estate companies.  During 2016 the Company will begin operations in the insurance industry through its subsidiary, General Indemnity Group, LLC.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Ananda Holdings, LLC ("AHLLC")
Link Media Holdings, LLC ("LMH")
Link Media Alabama, LLC ("LMA")
Link Media Florida, LLC ("LMF")
General Indemnity Group, LLC ("GIG")

AHLLC is a Texas limited liability company and was formed on February 6, 2015 for the purpose of holding the Company's 40% interest in Ananda Investments, LLC ("Ananda".)  LMH is a Delaware limited liability company and was formed on June 9, 2015 for the purpose of holding the investment in LMA, LMF and future entities which will be in the outdoor advertising business.  LMA is an Alabama limited liability company and was formed on June 10, 2015 to acquire outdoor advertising assets.  LMF is a Florida limited liability company and was formed on July 9, 2015 to acquire outdoor advertising assets.  GIG was formed on September 11, 2015 and began operations during October 2015 for the purpose of holding the Company's future insurance operations.

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Concentrations

All of the Company's billboard operations are located in the southeastern United States, primarily in Alabama.

One vendor provided 45% and two vendors provided 58% of the Company's professional services for the years ended December 31, 2015 and 2014, respectively.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2015, the Company had approximately $13,000,000 in excess of federally insured limits on deposit with one financial institution

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts.  The Company evaluates the collectability of its accounts receivable based on its knowledge of its customers and historical experience of bad debts.  In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected.  For all other customers, the Company recognizes reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions.  As of December 31, 2015, the allowance for doubtful accounts was $2,111.

Property and Equipment

Property and equipment are carried at cost less depreciation.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from three years to fifteen years as follows:

Structures	15 years
Digital displays and electrical	3 to 10 years
Static and tri-vision displays	7 to 15 years
Office equipment	5 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Goodwill

Prior to 2015, the Company had no goodwill.  Beginning in 2015, goodwill is recorded at cost and is tested annually for impairment.  Management monitors events and changes in circumstances that could indicate goodwill may not be recoverable.  Whenever events and changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, an impairment loss is recorded.  The Company recorded no impairment of goodwill during the year ended December 31, 2015.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two years and ten years as follows:

Customer relationships	2 to 3 years
Permits, Licenses, and Lease Acquisition Costs	10 years
Noncompetition and Non-solicitation Agreements	2 to 5 years

Prior to 2015, the Company had no intangible assets.  Beginning in 2015, intangible assets are periodically reviewed for impairment.  Management monitors events and changes in circumstances that could indicate long-lived assets, including intangible assets, may not be recoverable.  Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, an impairment loss is recorded.  The Company recorded no impairment on its long-lived assets during the year ended December 31, 2015.

Investments in Unconsolidated Entities

The Company accounts for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting.  In accordance with ASC 323-30, the Company accounts for investments in limited partnerships and limited liability companies using the equity method of accounting when its investment is more than minimal.  The Company's share of earnings (loss) of such entities is recorded as a single amount as equity (loss) in earnings of unconsolidated entities.  Dividends, if any, are recorded as a reduction of the investment.

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

The more significant areas requiring the use of management estimates relate to allocation of asset acquisition price between tangible and intangible assets, useful lives for depreciation and amortization, and the valuation of deferred tax assets.  Accordingly, actual results could differ from those estimates.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue from consulting services when earned, according to the accrual basis of accounting.

The Company generates revenue from outdoor advertising through the leasing of billboards.  The terms of the operating leases range from less than one month to three years and are generally billed monthly.  Revenue for advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations.  Payments received in advance of being earned are recorded as deferred revenue.

Advertising agency commissions for the years ended December 31, 2015 and 2014 were $6,007 and $0, respectively.

Earnings Per Share

Basic loss per common share is computed by dividing the net income (loss) available to common stockholders and Class A common stockholders by the weighted average number of common and Class A common shares outstanding during the year.  Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the year ended December 31, 2015, the Company had potentially dilutive securities in the form of stock warrants.  However, such securities were excluded due to their anti-dilutive effect.  For the year ended December 31, 2014 the Company had no potentially dilutive securities.

Liquidity

In the prior year, the Company disclosed a substantial doubt about its ability to continue as a going concern as a result of its accumulated net losses.  The financing activities both in fiscal 2015 as well as subsequent to year end have alleviated such doubt.

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

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 3. BUSINESS ACQUISITIONS

Bell Media, LLC

On June 19, 2015, the Company's subsidiary, LMA entered into a purchase agreement with Bell Media, LLC for the purchase of thirty-five billboard structures and related personal property from Bell Media, LLC.  The assets acquired are located in Alabama.  Bell Media, LLC sold only assets related to its outdoor advertising business.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price was $6,684,604, including $300,000 for which payment was deferred until approvals for LMA to assume certain land leases were obtained.  The approvals were obtained in July, 2015 and the payment was made.  The business acquisition was effected for the purpose of the Company's entry into the outdoor advertising market.

The allocation of the purchase price is as follows:

Property and Equipment:
Structures and displays	$3,468,700

Intangible Assets:
Customer relationships	170,000
Permits, licenses, and lease acquisition costs	200,000
Noncompetition and non-solicitation agreements	98,000
Goodwill	2,747,904

3,215,904

Total	$6,684,604

The allocation of the purchase price is based on an appraisal by an independent third party valuation firm.

Noncompetition and non-solicitation agreements, customer relationships, permits, licenses, and lease acquisition costs are amortized over the average period of expected benefit determined from the information contained in the independent appraisal.  Amortization of noncompetition and non-solicitation agreements, customer relationships, permits, licenses, and lease acquisition costs for the years ended December 31, 2015 and 2014 was $72,042 and $0, respectively.

Net earnings of $15,396 for the period from June 19 through June 30, 2015 was credited to the gross purchase price of $6,700,000 as an adjustment of the purchase price.  Revenues included in the Company's consolidated net loss for the year ended December 31, 2015 were $597,309.

Fair Outdoor, LLC

On July 23, 2015, the Company's subsidiary, LMF entered into a purchase agreement with Fair Outdoor, LLC for the purchase of one billboard structure and two digital displays and related personal property from Fair Outdoor, LLC.  The assets acquired are located in Florida.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price was $1,945,061.  The business acquisition was effected for the purpose of expanding the Company's presence in the outdoor advertising market.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 3. BUSINESS ACQUISITIONS (Continued)

The allocation of the purchase price is as follows:

Property and Equipment:
Structures and displays	$370,000

Intangible Assets:
Permits	52,200
Customer relationships	536,300
Goodwill	986,561

1,575,061

Total	$1,945,061

The allocation of purchase price is based on an appraisal by an independent third party valuation firm.

Permits and customer relationships are amortized over the average period of expected benefit determined from the information contained in the independent appraisal.  Amortization of permits and customer relationships for the year ended December 31, 2015 and 2014 was $76,654 and $0, respectively.

Adjustments to the gross purchase price of $2,000,000 were $54,939 and included net earnings of $13,939 for the period from July 23 through August 23, 2015.  Since the date of acquisition, revenues of $85,853 were included in the Company's consolidated net loss for the year ended December 31, 2015.

I-85 Advertising, LLC

On August 31, 2015, the Company's subsidiary, LMA entered into a purchase agreement with I-85 Advertising, LLC for the purchase of five billboard structures with ten faces and related personal property from I-85 Advertising, LLC.  The assets acquired are located in Georgia.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price was $1,294,900.  The business acquisition was effected for the purpose of expanding the Company's presence in the outdoor advertising market.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 3. BUSINESS ACQUISITIONS (Continued)

I-85 Advertising, LLC (continued)

The allocation of the purchase price is as follows:

Property and Equipment:
Structures and displays	$587,500

Intangible Assets:
Easements	11,000
Permits	52,200
Goodwill	644,200

707,400

Total	$1,294,900

The allocation of purchase price is based on an appraisal by an independent third party valuation firm.

The easements are permanent easements which grant the Company the right to use real property not owned by the Company.  Since these rights are perpetual, they are not amortized.  Permits are amortized over the average period of expected benefit determined from the information contained in the independent appraisal.  Amortization of permits for the year ended December 31, 2015 and 2014 was $1,740 and $0, respectively.

Net earnings of $5,100 for the period from August 31 through November 30, 2015 were credited to the gross purchase price of $1,300,000 as an adjustment to the purchase price.  Since the date of acquisition, revenues of $30,050 were included in the Company's consolidated net loss for the year ended December 31, 2015.

Pro Forma Information

The following is the unaudited pro forma information assuming all three acquisitions occurred on January 1, 2014. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.  Depreciation is computed on the straight line method over the estimated remaining economic lives of the assets, ranging from three years to fifteen years.  Amortization is computed on the straight-line method over the estimated useful lives of the assets, ranging from two years to ten years.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 3. BUSINESS ACQUISITIONS (Continued)

Pro Forma Information (continued)

	For the Years Ended
	December 31,
	2015	2014

Revenue	$1,601,093	$1,554,123

Net (Loss) Income	$(1,066,070)	$19,576

Basic and Diluted
(Loss) Earnings per Share	$(0.72)	$0.07

Basic and Diluted Weighted
Average Class A and Common
Shares Outstanding	1,481,310	266,954

With respect to Bell Media, the above pro-forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership that were not acquired.

Future Amortization

The future amortization associated with the intangible assets acquired in the abovementioned acquisitions is as follows:

	2016	2017	2018	2019	2020	Thereafter	Total

Customer relationships	$263,749	$217,707	$104,324	$-	$-	$-	$585,780
Permits, licenses and
lease acquisition costs	30,440	30,440	30,440	30,440	30,440	137,451	289,651
Noncompete agreement	14,000	14,000	14,000	14,000	6,417	-	62,417
Nonsolicitation agreement	14,000	6,417	-	-	-	-	20,417

	$322,189	$268,564	$148,764	$44,440	$36,857	$137,451	$958,265

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 3. BUSINESS ACQUISITIONS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	27
Permits, licenses and lease acquisition costs	114
Noncompete agreement	53
Nonsolicitation agreement	18

Acquisition costs incurred during 2015 for the above acquisitions were $186,220 and are included in professional fees on the consolidated statement of operations.

NOTE 4. INVESTMENT IN AFFILIATES

Ananda Investments, LLC

On January 2, 2010 the Company acquired a 40% interest in Ananda Investments, LLC, a Texas member managed limited liability company which owns a commercial real estate rental property in Houston, Texas.  The investment was acquired from a controlling stockholder.

On December 31, 2015, the Company transferred its interest in Ananda Investments, LLC ("Ananda") to the former controlling stockholder in full satisfaction of its note payable, and realized a gain on the sale of $78,150.  At the time of the transfer, the book value of the investment was $31,780.  (See Note 5.)

Summary financial results of Ananda for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended
	December 31,
	2015	2014

Rental income	$115,612	$38,400

Net income (loss)	$41,294	$(39,512)

Equity in income (loss) of unconsolidated affiliate	$16,518	$(15,805)

DFH Leyden, LLC

On October 16, 2015 the Company acquired an 8.33% interest in DFH Leyden, LLC ("DFH"), a Florida, LLC whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate.  The Company considers its investment to be more than minimal and accounts for the investment using the equity method. The Company's equity contribution was $377,732.

DFH was formed during 2015 and had no operations for the period ended December 31, 2015.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 4. INVESTMENT IN AFFILIATES (Continued)

Logic Real Estate Companies, LLC

On December 7, 2015 the Company acquired a 30% interest in Logic Real Estate Companies, LLC ("Logic"), a Delaware limited liability company, whose business is to engage in property management, and in the brokerage and capital market industries.  The Company considers its investment to be more than minimal and accounts for the investment using the equity method.  The Company's equity contribution was $195,000.  Brendan Keating, who was elected to the Company's Board of Directors in 2016, is the Manager of Logic. (See Note 10.)

Logic began operations on August 1, 2015.  Summary financial results of Logic for the period from August 1 (Inception) through December 31, 2015 are as follows:

Logic Real Estate Companies, LLC

Revenue	$501,178

Gross profit	$284,128

Net (loss)	$(258,536)

Equity in income (loss) of unconsolidated affiliate	$(12,674)

TAG SW1, LLC

On December 8, 2015 the Company acquired a 15% interest in TAG SW1, LLC ("TAG"), a Nevada limited liability company, whose business is to invest in retail centers.  At December 31, 2015 TAG had acquired investments in two retail centers located in Las Vegas, Nevada.  The Company considers its investment to be more than minimal and accounts for the investment using the equity method.  The Company's equity contribution was $97,500. An entity controlled by two of the Company's directors is the Manager of TAG.

Summary financial results of TAG for the period from December 8 (inception) through December 31, 2015 are as follows:

Revenue	$-

Gross profit	$-

Net (loss)	$(207)

Equity in income (loss) of unconsolidated affiliate	$(31)

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 4. INVESTMENT IN AFFILIATES (Continued)

The following table is a reconciliation of the Company's investments in equity affiliates as presented on the consolidated balance sheets:

	2015	2014

Beginning of year	$47,263	$63,068
Additional investments in unconsolidated affiliates	670,232	-
Distributions received	(32,000)	-
Sale of investment in unconsolidated affiliate	(31,780)	-
Equity in net income (loss) of unconsolidated affiliates	3,813	(15,805)

End of year	$657,528	$47,263

NOTE 5. NOTES PAYABLE, FORMER STOCKHOLDER

At December 31, 2015 and 2014 notes payable, former stockholder consisted of the following:

	December 31,
	2015	2014
Note payable to an individual, bearing
interest at 5% per annum, unsecured,
principal and interest due February 9, 2017	$-	$290,960

Note payable to an individual, bearing
interest at 5% per annum, unsecured,
principal and interest due April 6, 2017	-	10,000

Note payable to an individual, non-interest
bearing, unsecured and due on demand	-	3,500

Note payable to an individual, bearing
interest at 7% per annum, unsecured,
interest due quarterly and principal due
January 1, 2020	-	190,000

	$-	$494,460

During January 2015 the Company borrowed $19,000 from the former controlling stockholder.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 5. NOTES PAYABLE, FORMER STOCKHOLDER (Continued)

On February 13, 2015, the former controlling stockholder sold his entire interest in the Company to a limited liability company and a limited partnership who became the two majority stockholders as a result of this transaction, owning an equal interest in 95% of the Company's common stock.  In connection with the sale, the former controlling stockholder restructured the notes payable in the principal amount of $509,960 and accrued interest of $23,758 into three separate promissory notes totaling $533,718.

Two of the notes payable, totaling $398,224 were sold by the former controlling stockholder to the two new stockholders.  (See Note 6.) The restructure of the notes payable was accounted for as an extinguishment of the debt.  There was no gain or loss on the extinguishment since the fair value of the restructured notes was equivalent to the fair value of the notes prior to restructure.  (See Note 6.)

The note payable to the former controlling stockholder was restructured into an original principal amount of $135,494, bearing interest at 5.76% per annum, due February 12, 2016 and secured by the Company's 40% interest in Ananda.  The Company may elect to fully satisfy the outstanding principal and accrued interest by transferring the Company's 40% interest in Ananda to the former controlling stockholder.  The former controlling stockholder may also elect to accept the transfer of the Company's 40% interest in Ananda in full satisfaction of the unpaid principal and accrued interest.

On February 13, 2015, the former controlling stockholder resigned his positions of Chief Executive Officer and director of the Company.

In connection with the foregoing, the Company appointed the former controlling stockholder as proxy to act on behalf of the Company with respect to the Company's ownership interest in Ananda.  The proxy extends to all actions, other than "extraordinary actions" defined in the Proxy Agreement.

During September 2015, Ananda made a distribution to its members.  The Company's share of the distribution was $32,000 and was distributed directly to the former controlling stockholder instead of to the Company.  In accordance with the terms of the note payable, the distribution made by Ananda to the former controlling stockholder was treated as a reduction of principal, thus reducing the outstanding principal balance to $103,494.

On December 31, 2015, the Company transferred its interest in Ananda Investments, LLC ("Ananda") to the former controlling stockholder in full satisfaction of its note payable in the principal amount of $103,494 and accrued interest of $6,436.  On January 22, 2016, In connection with the transfer of its interest in Ananda the Company was released from its guaranty of Ananda's mortgage note payable.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 6. NOTES PAYABLE, STOCKHOLDERS

At December 31, 2015 and 2014 notes payable, stockholders consists of the following:

	December 31,
	2015	2014

Note payable to a limited liability company,
bearing interest at 5% per annum, unsecured,
principal and interst due February 12, 2016	$50,000	$-

Note payable to a limited partnership,
bearing interest at 5% per annum, unsecured,
principal and interst due February 12, 2016	50,000	-

	$100,000	$-

As discussed in Note 5, the two new majority stockholders purchased two notes payable in the original principal amounts of $100,000 and $298,224 from the former controlling stockholder.

On June 19, 2015 the two stockholders extinguished two of their notes payable, each in the principal amount of $149,112 with accrued interest on each note of $2,533.  Each note was extinguished in exchange for 15,164 shares of Class A common stock and 1,516 warrants for the purchase of Class A common stock at a price of $10 per share.  The warrants are exercisable at any time and expire on June 18, 2025.  The exchange of the notes payable for class A common stock was accounted for as an extinguishment.  There was no gain or loss on the extinguishment since the fair value of the stock issued was equivalent to the fair value of the notes prior to conversion.

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

Management has evaluated the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock and concluded that the conversion option meets the criteria for classification in stockholders' equity.  Therefore, derivative accounting is not applicable for the conversion option.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 6. NOTES PAYABLE, STOCKHOLDERS (Continued)

Management evaluated the conversion feature for whether it was beneficial as described in ASC Topic 470-30 and concluded it was not beneficial because the conversion price at commitment date was equal to the fair value of the Company's common stock.

NOTE 7. CAPITAL STOCK

On March 16, 2015, the Company converted its charter from Texas to Delaware.  In connection with its conversion the Company changed its authorized shares of preferred stock from 10,000,000 shares to 3,000,000 shares.

On the same date, the Company changed its authorized shares of common stock from 500,000,000 shares to 30,000,000 shares.

As of April 2015, the former controlling stockholder made $5,163 in capital contributions to the Company in accordance with the purchase and sale agreement for the sale of his controlling interest in the Company.

On June 17, 2015 the Company effected a 7:1 reverse split.  On the same day, the Company amended its Certificate of Incorporation to authorize 12,000,000 shares of Class A common stock from the 30,000,000 shares of authorized common stock, reducing common stock authorized to 18,000,000 shares.  Each share of Class A common stock is identical to the Company's common stock in liquidation, dividend and similar rights.  Additionally, each share of Class A common stock has 10 votes for each share held, while the Company's common stock has one vote per share.  The holders of record of the Class A common stock are entitled to elect two directors to the Company's board of directors.  Class A and Common shares are combined for purposes of computing earnings per share.

The financial statements for the years ended December 31, 2015 and 2014 have been retroactively restated to reflect the reverse stock split.

On June 19, 2015, the Company issued 500,000 shares of Class A common stock at a price of $10 per share to each of its majority stockholders, resulting in gross proceeds to the Company of $10,000,000.  In connection with the stock issue, the Company issued 50,000 warrants to each of its majority stockholders to purchase additional shares of the Company's Class A common stock at a price of $10 per share.  The warrants are exercisable at any time and expire on June 18, 2025.

As of December 31, 2015, the Company has issued 103,032 warrants for the purchase of Class A common stock at a price of $10 per share and 2,524 warrants for the purchase of Class A common stock at a price of $8 per share.  None of the warrants have been exercised, forfeited, or have expired.

On July 22, 2015, the controlling stockholders, Boulderado Partners, LLC ("Boulderado") and Magnolia Capital Fund, LP ("Magnolia") purchased common stock at $10 per share.  Boulderado purchased 250,000 shares and Magnolia purchased 1,200,000 shares resulting in gross proceeds to the Company of $14,500,000.  The proceeds were used to fund Link Media Florida, LLC ("LMF") the Company's new subsidiary, in its purchase of outdoor advertising assets.  Each holder of common stock will be eligible to participate in an offering of common stock and Class A common stock, under a future rights offering.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 7. CAPITAL STOCK (Continued)

On October 19, 2015, the Company changed the number of authorized shares of Class A common stock from 12,000,000 shares to 1,300,000 shares and authorized shares of common stock from 18,000,000 shares to 28,700,000 shares.

NOTE 8. INCOME TAX BENEFIT

The Company accounts for income taxes in accordance with ASC Topic 740 which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

The components of the income tax (provision) benefit for the years ended December 31, were as follows:

	December 31,
	2015	2014

Current tax benefit:
Federal	$443,173	$63,572
State	37,936	-

Total	481,109	63,572

Deferred tax (expense):
Federal	(88,719)	-
State	(16,914)	-

Total	(105,633)	-

Total Income Tax Benefit Before Valuation Allowance	375,476	63,572

Valuation allowance	(375,476)	(63,572)

Total Income Tax Benefit	$-	$-

Deferred tax assets:
Net operating loss carryforward	$367,926	$63,572
Less valuation allowance	(367,926)	(63,572)

	$-	$-

The Company has available at December 31, 2015, tax operating loss carry forwards of approximately $1,295,000, net of the loss of $276,000 of tax operating loss carry forwards due to the change in control of the Company.  Such carry forwards may be applied against future taxable income and expire in 2035.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014
NOTE 8. INCOME TAX BENEFIT (Continued)

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

At December 31, 2015, the Company has recorded a valuation allowance of $367,926 to fully offset the deferred tax asset.  The change in the valuation allowance for the year ended December 31, 2015 is $311,904.

As of December 31, 2015, deferred tax assets and the valuation allowance were adjusted by $71,122 due to the loss of tax operating loss carry forwards associated with the change in control of the Company

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory graduated tax rates to the Company's effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended
	December 31,
	2015	2014

Federal provision (benefit) at statutory
graduated tax rates	(35.00%)	(17.51%)
Change in valuation allowance	35.00%	17.51%

	0.00%	0.00%

The Company has no tax positions at December 31, 2015 and 2014 for which the ultimate deductibility is highly uncertain nor is there uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2015 and 2014.

All tax years from inception are open to examination by the Internal Revenue Service.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 9. FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 3.), the Company acquired the leases for thirty-three billboard locations.  The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to two hundred fourteen months.  Ground rents for the years ended December 31, 2015 and 2014 were $114,587 and $0, respectively.  Contingent rents included in ground rents for the years ended December 31, 2015 and 2014 were $1,733 and $0, respectively.

Future minimum rents are as follows:

2016	$256,124
2017	256,703
2018	253,266
2019	235,939
2020	217,051
Thereafter	1,511,063

$2,730,146

NOTE 10. SUBSEQUENT EVENTS

On January 12, 2016 the Company purchased a 7.15% interest in DFH Leyden 2, LLC, a Florida Limited Liability Company, whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate and all matters incidental to or related thereto.  The purchase price of the investment was $159,167.  DFH Leyden 2 is related to DFH Leyden, LLC through common ownership and management.  (See Note 4.)

On January 22, 2016, LMH formed Link Media Wisconsin, LLC ("LMW"), a Wisconsin limited liability company, to acquire outdoor advertising assets.  On February 16, 2016, LMW acquired 422 billboard structures, directional signs and other related assets from Jag, Inc.  The purchase price for the acquired assets was $6,954,246 of which $687,500 was escrowed.  The purchase price is subject to certain post-closing working capital adjustments.  The acquired assets are located in Wisconsin.  The purchase price allocation has not been provided since the accounting has not been finalized.

On February 1, 2016 the Company increased its Board of Directors from two to three.  On that date, Brendan Keating was elected to serve as a director.  Mr. Keating is the manager of two of the Company's investments, Logic and TAG. (See Note 4.)

On February 9, 2016 GIG formed a subsidiary, General Indemnity Direct Insurance Services, LLC ("GIDIS"), a Delaware limited liability company to own insurance brokerage operations that will be acquired.  Also in February 2016, General Indemnity Insurance Company PCC, LLC, a District of Columbia limited liability company limited liability company, was formed to act as a protected cell captive insurer.

BOSTON OMAHA CORPORATION
(formerly known as REO Plus, Inc.)
And SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 10. SUBSEQUENT EVENTS (Continued)

On February 16, 2016, LMF acquired a digital display and related personal property from Rose City Outdoor of Florida, LLC.  The purchase price for the acquired assets was $287,320.  The acquired assets are located in Florida.  The purchase price allocation has not been provided since the accounting has not been finalized.

On February 29, 2016, the two controlling stockholders extinguished notes payable each in the principal amount of $50,000, together with accrued interest on each note of $3,014. Each note was extinguished in exchange for 5,223 shares of common stock at a price of $10.15 per share.  The conversion of the notes payable was accounted for as an extinguishment of the debt.  There was no gain or loss on the extinguishment since the fair value of the stock issued was equivalent to the fair value of the notes prior to conversion.  (See Note 6.)

On March 11, 2016 the Company amended its certificate of incorporation to reduce authorized shares of common stock from 18,000,000 shares to 11,000,000 shares, authorized shares of Class A common stock from 1,300,000 shares to 1,161,116 shares, and preferred stock from 3,000,000 shares to 1,000,000 shares.

As of March 24, 2016, the Company has raised approximately $25,016,005 , in cash, from the issuance of its common stock.  The stock was issued at a price of $10.15 per share and represents the issuance of 2,464,631 shares.  As a group, entities related to the Company's directors purchased 2, 044,705 shares for a total consideration of $20,753,756.