Form 10-Q
period 2016-03-31
BOSTON OMAHA Corp
filed 2016-05-16
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(857) 256-0079
 (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,639,494 common shares and 1,055,560 Class A common shares as of May 10, 2016.

BOSTON OMAHA CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2016	2015

Current Assets:
Cash	$30,695,464	$13,189,066
Restricted cash	14,970
Accounts receivable, net	346,482	276,750
Prepaid expense	59,268	70,484

Total Current Assets	31,116,184	13,536,300

Property and Equipment:
Structures and displays	8,031,413	4,548,473
Vehicles and equipment	91,738	2,633
Accumulated depreciation	(490,335)	(307,367)

Total Property and Equipment, net	7,632,816	4,243,739

Other Assets:
Goodwill	6,547,923	4,389,664
Intangible assets, net	2,238,064	958,265
Investment in unconsolidated affiliates	772,534	657,528

Total Other Assets	9,558,521	6,005,457

Total Assets	$48,307,521	$23,785,496

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$369,061	$152,672
Accounts payable, stockholder	2,721	2,721
Notes payable, stockholders	-	100,000
Accrued interest, stockholders	-	4,384
Deferred revenue	31,528	30,204

Total Current Liabilities	403,310	289,981

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 11,000,000 shares
authorized, 4,204,494 and 1,716,954 shares
issued and outstanding, respectively	4,205	1,717
Class A common stock, $.001 par value, 1,161,116 shares
authorized, 1,055,560 issued and outstanding	1,056	1,056
Additional paid-in capital	50,308,590	25,062,544
Accumulated deficit	(2,409,640)	(1,569,802)

Total Stockholders' Equity	47,904,211	23,495,515

Total Liabilities and Stockholders' Equity	$48,307,521	$23,785,496

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2016	2015

Revenues:
Billboard rentals	$513,544	$-
Consulting fees	-	9,700

Total Revenues	513,544	9,700

Costs and Expenses:
Cost of revenues (exclusive of depreciation and amortization)	190,735	-
Professional fees	345,520	72,371
Leased employees	217,435	-
General and administrative	208,924	50
Depreciation	182,968	-
Amortization	134,492	-
Bad debt expense	27,405	-

Total Costs and Expenses	1,307,479	72,421

Net Loss from Operations	(793,935)	(62,721)

Other Income (Expense):
Equity in income (loss) of unconsolidated affiliates	(44,161)	3,772
Interest expense	(1,742)	(8,294)

Net Loss Before Income Tax	(839,838)	(67,243)

Income Tax (Provision) Benefit	-	-

Net Loss	$(839,838)	$(67,243)

Basic and Diluted Net Loss per Share	$(0.19)	$(0.25)

Basic and Diluted Weighted Average Shares Outstanding	4,455,799	266,954

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(839,838)	$(67,243)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	317,460	-
Bad debt expense	27,405	-
Equity in loss (income) of unconsolidated affiliate	44,161	(3,772)
Changes in operating assets and liabilities:
Accounts receivable	9,203	-
Prepaid expenses	11,216	-
Accounts payable and accrued expenses	216,389	50,152
Accrued interest	1,634	6,024
Deferred revenue	1,324	-

Net Cash Used in Operating Activities	(211,046)	(14,839)

Cash Flows from Investing Activities:
Deposits to restricted cash	(14,970)	-
Purchase of equipment	(9,368)	-
Business acquisitions	(7,241,567)
Acquisition of investment	(159,167)	-

Net Cash Used in Investing Activities	(7,425,072)	-

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	-	19,000
Payments on notes payable to stockholders	-	(3,500)
Proceeds from issuance of stock	25,142,516	-
Contribution of capital	-	1,208

Net Cash Provided by Financing Activities	25,142,516	16,708

Net Increase (Decrease) in Cash	17,506,398	1,869

Cash, Beginning of Period	13,189,066	1,461

Cash, End of Period	$30,695,464	$3,330

Interest Paid in Cash	$108	$2,270

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION AND SUBSIDIARIES Supplemental Schedules of Non-cash Financing Activities
Unaudited

	For the Three Months Ended
	March 31,
	2016	2015

Restructure of notes payable, stockholders	$-	$398,224

Restructure of note payable, related party	-	135,494

Notes payable and accrued interest converted
to common stock	106,018	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 1. ORGANIZATION AND BACKGROUND

Boston Omaha Corporation was organized on August 11, 2009 for the purpose of investing in real estate.  The Company's operations include its ownership of multiple billboards in Alabama, Florida, Georgia, and Wisconsin, and equity method investments in several real estate and real estate service companies.  The Company's insurance operations are conducted through its subsidiary, General Indemnity Group, LLC.

During the first quarter of 2015, the Company realized revenues from consulting services which were attributable to one client that was related to a former officer and director of the Company.  Beginning with the second quarter of 2015, the Company ceased rendering consulting services.

On December 31, 2015, the Company transferred its interest in Ananda Investments, LLC ("Ananda") to the former controlling stockholder in full satisfaction of its note payable.  On January 22, 2016, in connection with the transfer of its interest in Ananda, the Company was released from its guaranty of Ananda's mortgage payable.  In connection with the sale of its interest in Ananda, the Company's subsidiary Ananda Holdings, LLC ceased operations. During March 2016, the ownership of Ananda Holdings, LLC was transferred to the former controlling stockholder.

The Company completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015.  On July 23, 2015, August 31, 2015, and February 16, 2016, the Company completed four additional acquisitions of outdoor advertising businesses.

The accompanying unaudited interim consolidated financial statements of Boston Omaha Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2015 and 2014 contained in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2015 and 2014 as reported in the Company's Form 10-K have been omitted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Ananda Holdings, LLC ("AHLLC")
Link Media Holdings, LLC ("LMH")
Link Media Alabama, LLC ("LMA")
Link Media Florida, LLC ("LMF")
Link Media Wisconsin, LLC ("LMW")
General Indemnity Group, LLC ("GIG")
General Indemnity Direct Insurance Services, LLC ("GIDIS")
General Indemnity Insurance Company PCC, LLC ("GIIC")

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation Policy (continued)

AHLLC is a Texas limited liability company and was formed on February 6, 2015 for the purpose of holding the Company's 40% interest in Ananda Investments LLC ("Ananda".)  LMH is a Delaware limited liability company and was formed on June 9, 2015 for the purpose of holding the investments in LMA, LMF and LMW and future entities which will be in the outdoor advertising business.  LMA is an Alabama limited liability company and was formed on June 10, 2015 to acquire outdoor advertising assets.  LMF is a Florida limited liability company and was formed on July 9, 2015 to acquire outdoor advertising assets.  LMW is a Wisconsin limited liability company and was formed on January 22, 2016 to acquire outdoor advertising assets.  GIG was formed on September 11, 2015 and began operations during October 2015 for the purpose of holding the Company's insurance operations.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts.  The Company evaluates the collectability of its accounts receivable based on its knowledge of its customers and historical experience of bad debts.  In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected.  For all other customers, the Company recognizes reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions.  As of March 31, 2016 and December 31, 2015, the allowance for doubtful accounts was $27,405 and $2,111, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from:

Structures	15 years
Digital displays and electrical	3 to 10 years
Static and tri-vision displays	7 to 15 years
Vehicles and other equipment	4 to 5 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two years and fifty years as follows:

Customer relationships	2 to 3 years
Permits, Licenses, and Lease Acquisition Costs	10 to 50 years
Noncompetition and Non-solicitation Agreements	2 to 5 years

Intangible assets are periodically reviewed for impairment.  Management monitors events and changes in circumstances that could indicate long-lived assets, including intangible assets, may not be recoverable.  Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, an impairment loss is recorded.  The Company recorded no impairment on its long-lived assets during the three months ended March 31, 2016 and 2015.

Segment Information

The Company's current operations for the three months ended March 31, 2016 include the outdoor advertising industry.   For the three months ended March 31, 2015, the Company's operations do not include outdoor advertising since the Company did not enter that market until June 2015.  Additionally, the Company's operations for the three months ended March 31, 2016 and 2015 do not include insurance operations since the Company's insurance operations had not yet produced revenue or sold any policies.  In the future both the outdoor advertising and the insurance operations will be reportable segments.

NOTE 3. BUSINESS ACQUISITIONS

From June 2015 through August 31, 2015, the Company completed three acquisitions which consisted of billboard structures, displays, and related personal property, from Bell Media, LLC, Fair Outdoor, LLC and I-85 Advertising, LLC,.  All of the acquisitions were accounted for as business combinations under the provisions of ASC 805.

Jag, Inc.

On February 16, 2016, the Company's subsidiary, LMW entered into a purchase agreement with Jag, Inc. for the purchase of 422 billboard displays, directional signs, equipment and related assets from Jag, Inc.  The assets acquired are located in Wisconsin.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price for the acquired business was $6,954,246 of which $687,500 was escrowed.  The purchase price is subject to certain post- closing adjustments.  The assets were acquired for the purpose of expanding the Company's presence in the outdoor advertising market.

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

Jag, Inc. (continued)

The provisional allocation of the purchase price is as follows:

Property and Equipment:

Structures and displays	$3,252,940
Vehicles, tools and equipment	79,737

Total Property and Equipment	3,332,677

Intangible Assets:

Customer relationships	694,400
Permits and lease acquisition costs	589,491
Noncompetition agreement	104,300
Easement	55,000
Goodwill	2,072,038

Total Intangible Assets	3,515,229

Accounts receivable	106,340

Total	$6,954,246

The allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.

The Company amortizes the noncompetition agreement according to the terms of the asset purchase agreement.  Permits and lease acquisition costs, and customer relationships are amortized over the average period of expected benefit determined from internal information.  Amortization of customer relationships, permits, lease acquisition costs, and the noncompetition agreement for the three months ended March 31, 2016 and 2015 was $53,618 and $0, respectively.

Since the date of acquisition, revenues of $133,168 were included in the Company's consolidated net loss for the three months ended March 31, 2016.

In addition, the Company made an insignificant acquisition, Rose City Outdoor, LLC and Rose City Outdoor of Florida, LLC, for a cash purchase price of $287,321.

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all five acquisitions occurred on January 1, 2015.  For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.  Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from three years to fifteen years.  Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two years to fifty years.

	March 31,
	2016	2015

Revenue	$759,765	$775,917

Net Income (Loss)	$(880,620)	$(244,157)

Basic and Diluted Earnings
(Loss) per Share	$(0.20)	$(0.92)

Basic and Diluted Weighted
Average Class A and Common
Shares Outstanding	4,455,799	266,954

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. With respect to Bell Media, the above pro forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership, that were not acquired.

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

Future Amortization

The future amortization associated with the intangible assets acquired in the above mentioned acquisitions is as follows:

	2017	2018	2019	2020	2021	Thereafter	Total

Customer
relationships	$495,193	$427,900	$245,946	$-	$-	$-	$1,169,039

Permits, licenses
and lease
acquisition costs	79,506	79,506	79,506	79,506	79,506	493,970	891,500

Noncompete
agreement	34,860	34,860	34,860	34,860	21,169		160,609

Nonsolicitation
agreement	14,000	2,916					16,916

	$623,559	$545,182	$360,312	$114,366	$100,675	$493,970	$2,238,064

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	29
Permits, licenses, and lease acquisition costs	135
Non-compete agreements	56
Non-solicitation agreements	15

NOTE 4. INVESTMENT IN AFFILIATES

The Company has various investments in equity method affiliates, whose businesses are in real estate and real estate services.  The Company's interests in its affiliates ranges from 7.15% to 30%.

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 4. INVESTMENT IN AFFILIATES (Continued)

The following table is a reconciliation of the Company's investments in equity affiliates as presented on the consolidated balance sheet:

March 31,
2016

Beginning of period	$657,528
Additional investments in unconsolidated affiliates	159,167
Distributions received	-
Sale of investment in unconsolidated affiliate	-
Equity in net income (loss) of unconsolidated affiliates	(44,161)

End of period	$772,534

NOTE 5. NOTES PAYABLE, STOCKHOLDERS

At March 31, 2016 and December 31, 2015 notes payable, stockholders consist of the following:

	March 31,	December 31,
	2016	2015

Note payable to a limited liability company,
bearing interest at 5% per annum, unsecured,
prinicpal and interest due February 12, 2016	$-	$50,000

Note payable to a limited partnership,
bearing interest at 5% per annum, unsecured,	-	50,000
principal and interest due February 12, 2016

	$-	$100,000

The notes were payable to the two majority stockholders.  On February 29, 2016, the two controlling stockholders extinguished the notes payable, together with accrued interest on each note of $3,009.  Each note was extinguished in exchange for 5,223 shares of common stock at a price of $10.15 per share.  The conversion of the notes payable was accounted for as an extinguishment of debt.  There was no gain or loss on the conversion since the fair value of the stock issued was equivalent to the fair value of the notes prior to conversion.

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 6. CAPITAL STOCK

As discussed in Note 5, the Company issued 5,223 shares of common stock to each of the two controlling stockholders at a price of $10.15 per share in exchange for the extinguishment of notes payable and accrued interest, totaling $106,018.

On March 11, 2016, the Company amended its certificate of incorporation to reduce authorized shares of common stock from 18,000,000 to 11,000,000 shares; authorized shares of Class A common stock from 1,300,000 shares to 1,161,116 shares; and, preferred stock from 3,000,000 shares to 1,000,000 shares.

During the quarter ended March 31, 2016 the Company raised $25,142,516, in cash, from the issuance of its common stock.  The stock was issued at a price of $10.15 per share and represents the issuance of 2,477,094 shares.  Of that amount, the controlling stockholders had purchased, for cash, 2,019,705 shares for a total cash consideration of $20,500,006.  As a group, entities related to the Company's directors purchased 2,044,705 shares for a total cash consideration of $20,753,756.

NOTE 7. FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 3), the Company acquired the leases for two hundred twenty-three billboard locations.  The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to two hundred eighty-eight months.  Ground rents for the three months ended March 31, 2016 and 2015 were $98,607 and $0, respectively.  Contingent rents included in ground rents for the three months ended March 31, 2016 and 2015 were $10,786 and $0, respectively.

Future minimum rents are as follows:

2017	$538,151
2018	454,047
2019	417,283
2020	378,353
2021	347,084
Thereafter	2,137,441

$4,272,359

NOTE 8. SUBSEQUENT EVENTS

On April 20, 2016, the Company's subsidiary, General Indemnity Group, LLC acquired the stock of The Warnock Agency, Inc.  The acquisition of The Warnock Agency, Inc. is not deemed to involve a significant amount of assets.

BOSTON OMAHA CORPORATION
AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2016

NOTE 8. SUBSEQUENT EVENTS (Continued)

On April 21, 2016, the Company increased its Board of Directors from three to four.  On that date, Bradford B. Briner was elected to serve as a director.

For the period from April 1, 2016 through May 16, 2016, the Company has raised $4,415,250, in cash, from the issuance of its common stock.  The stock was issued at a price of $10.15 per share and represents the issuance of 435,000 shares.

Item 2. Management's Discussion and Analysis.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2016 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company's financial condition, liquidity and operating and stock price performance.

General

Boston Omaha Corporation was originally incorporated as REO Plus, Inc. on August 10, 2009 under the laws of the State of Texas.  On March 18, 2015, we reincorporated as a Delaware corporation and changed our name to Boston Omaha Corporation.   Our principal address is 292 Newbury Street, Suite 333, Boston, Massachusetts  02115 and our telephone number is 857-256-0079.

We currently operate several lines of business, including outdoor billboards and related advertising services, a surety insurance brokerage firm, and maintain minority ownership positions in several real estate ventures.  Since June 2015, we have acquired five different outdoor billboard businesses located in Alabama, Florida, Georgia and Wisconsin which own and operate over 500 billboard signs.  In April 2016, we acquired The Warnock Insurance Agency, Inc., a broker of surety insurance policies.    Our business objective is to grow intrinsic value per share at an attractive rate by retaining capital to reinvest in the productive capabilities of our current subsidiaries, make opportunistic investments, and/or invest in new, other anticipated durable earnings streams.

We were formed by a Delaware corporation then known as "Akashic Ventures, Inc." for purposes of acquiring financially attractive real estate properties.    Until December 31, 2015 we owned a 40% membership interest in Ananda Investments, LLC ("Ananda"), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.   On December 31, 2015, we sold this interest to Richard Church, our former principal stockholder, in exchange for cancellation of a promissory note we issued to Mr. Church in the original principal amount of $135,494.

Acquisitions

We have completed the following six acquisitions since June 2015:

On June 19, 2015, the Company's subsidiary, Link Media Alabama, LLC, which is owned by Link Media Holdings, LLC, our subsidiary, entered into a purchase agreement with Bell Media, LLC for the purchase of thirty-five billboard structures and related personal property from Bell Media, LLC.  The assets acquired are located in Alabama.  Bell Media, LLC sold only assets related to its outdoor advertising business.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price was $6,684,604, including $300,000 for which payment was deferred until approvals for LMA to assume certain land leases were obtained.  The approvals were obtained in July, 2015 and the payment was made.

On July 23, 2015, Link Media Florida, LLC, which is owned by Link Media Holdings, LLC, entered into an Asset Purchase Agreement with Fair Outdoor, LLC and the equityholders of Fair Outdoor, LLC by which Link Media Florida, LLC acquired one billboard, rights to develop a second billboard, an option to purchase a third billboard and related assets from Fair Outdoor, LLC.   The billboards and related assets are located in Tampa Florida on property owned by the Florida State Fairground Authority.  The purchase price for the acquired assets was $1,945,060 paid at closing.  Proceeds from the sale of Class A Common Stock were used to acquire these assets from Fair Outdoor, LLC.

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

On February 16, 2016, Link Media Wisconsin, LLC, which is owned by Link Media Holdings, LLC, entered into an asset purchase agreement with Jag, Inc. and the sole voting shareholder of Jag, Inc., by which Link Media Wisconsin, LLC acquired 422 billboards, certain directional signs and other related assets from Jag, Inc.  The billboards, directional signs and related assets are located in Wisconsin.  The purchase price for the acquired assets was $6,954,246, of which $687,500 was placed in escrow and the remainder was paid at closing. The purchase price is subject to certain post-closing working capital adjustments.  We also purchased a digital display structure with two faces located in Florida from Rose City Outdoor, LLC. The purchase price for these assets was $287,320.

On April 21, 2016, our subsidiary, General Indemnity Group, LLC, acquired the stock of The Warnock Agency, Inc., a brokerage firm selling surety insurance.

Other Investments

We have also completed acquisitions of minority interests in four separate real estate businesses:

* On October 16, 2015, we acquired an 8.33% interest in DFH Leyden, LLC ("DFH"), a Florida limited liability company, whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate in Leyden Rock in Arvada, Colorado.  Our equity contribution was $377,732.   DFH was formed during 2015 and had no operations for the period ended December 31, 2015

* On December 7, 2015, we acquired a 30% interest in Logic Real Estate Companies, LLC ("Logic"), a Delaware limited liability company, whose business is to engage in property management, and in the brokerage and capital market industries.  Our equity contribution was $195,000.  Logic was formed on August 18, 2015.  In February 2016, Brendan J. Keating, the principal member of Logic, joined our Board of Directors.

* On December 8, 2015, we acquired a 15% interest in TAG SW1, LLC ("TAG"), a Nevada limited liability company, whose business is to invest in retail centers.  At December 31, 2015, TAG had acquired investments in two retail centers located in Las Vegas, Nevada.  Our equity contribution was $97,500. In addition to our equity interest in TAG, Logic manages both the brokerage and property management services of the assets owned by TAG and is compensated for such services.  Mr. Keating also serves as a principal member of TAG.

* On January 12, 2016, we purchased a 7.15% interest in DFH Leyden 2, LLC, a Florida limited liability company, whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate and all matters incidental to or related thereto.  The purchase price of the investment was $159,167.  DFH Leyden 2 is related to DFH Leyden, LLC through common ownership and management.

Financing Activities:

From June 19, 2015 through March 31, 2016, we have raised $50,253,687 through the sale of our equity securities, which includes the conversion of $606,000 in principal and interest under certain loans to equity.  We have also extinguished the remaining $135,494 in debt through the exchange of our minority interest in a real estate venture for the cancellation of this debt.  As a result, and after payment for the acquisitions described above, as of March 31, 2016, we had $30,695,464 in cash and no debt.

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

On December 31, 2015, we transferred to Richard Church our 40% stake in Ananda Holdings in exchange for the extinguishment of a note that had originally been issued in the principal amount of $135,494. Following the extinguishment of this promissory note, our guaranty to a commercial bank of the mortgage securing the Ananda real estate was released.

In January 2016, we commenced an offering of shares of our common stock to accredited investors (the "2016 Financing").  This Offering may raise up to $50,000,000 through the issuance of a maximum of 4,926,108 shares of common stock at a price of $10.15 per share, and it is expected to remain open until the earlier of June 30, 2016 or the date in which all of the shares available for sale have been sold.  The shares will be issued pursuant to Rule 506 of Regulation D.  No commissions are payable in connection with the financing.  As of May 10, 2016, we have received investments totaling approximately $29,663,783 from 22 investors, including investments of approximately $18,000,000 from Magnolia, approximately $2,500,000 from Boulderado and approximately $253,750 from a trust in which Brendan J. Keating, one of our directors, has a beneficial interest. In addition, each of Magnolia and Boulderado converted approximately $53,000 in principal and accrued interest under notes we issued to them into common stock in the 2016 Financing.

Prior to the commencement of the 2016 Financing, we had issued and outstanding 1,716,954 shares of common stock, 1,055,560 shares of Class A common stock and warrants to purchase 105,556 shares of Class A common stock.   Including the shares issued in the 2016 Financing to date, and assuming all currently exercisable warrants are exercised, Magnolia and Boulderado collectively own approximately 84.8% of our current outstanding shares of common stock on a combined basis.  As each share of Class A common stock has 10 votes for each share of common stock, Magnolia and Boulderado combined control the voting of 94.6% of all votes held by the holders of Class A common stock and common stock on a combined basis.

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

 Management Changes and Significant Corporate Changes:

On February 19, 2015, Mr. Church appointed Alex B. Rozek, a principal of Boulderado Group, LLC, as our sole Director and President.   On March 18, 2015, Mr. Rozek elected Adam K. Peterson, a principal of Magnolia Capital Fund, L.P. as an additional Director and as our Executive Vice President. Mr. Rozek and Mr. Peterson serve as Co-Chief Executive Officers of the Company.  We have subsequently added Brendan J. Keating and Bradford B.  Briner as additional members of our Board of Directors.  On March 18, 2015, in order to change our state of incorporation to Delaware, we converted from a Texas corporation to a Delaware corporation.

On June 17, 2015, we amended and restated our Certificate of Incorporation.   As part of the Amended and Restated Certificate of Incorporation, we:

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

Plan of Operation

Prior to when current management took over in February 2015, we sought to seek well-located commercial properties in need of capital infusion, or total redevelopment, as properties requiring more extensive real estate skills and effort may allow for a greater appreciation on invested capital.   The only real property interest we directly acquired has been the interest in Ananda, which we subsequently sold to Richard Church in December 2015.  As a result, we no longer hold any interest in Ananda.

Since June 2015, the Company has acquired outdoor billboard assets in Alabama, Florida, Georgia and Wisconsin and expects to continue to seek additional acquisitions in billboard advertising.  We have also acquired an insurance brokerage firm specializing in surety insurance. We believe these businesses offer the potential to provide a durable and growing cash flow stream over time.  In addition, we believe that in the outdoor billboard business, multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, and a growing use of billboard advertising by customers who previously ignored or underutilized the medium due to the general inflexibility of static board contracts.  We source acquisitions both internally via phone calls or mailings and also by receipt of target acquisition opportunities from a number of brokers and other professionals.

In addition to these completed and pending acquisitions, we are also seeking opportunities to acquire other businesses or a significant interest in existing businesses.  We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, while utilizing minimal to no debt, and that are available at a reasonable price  However, we may consider minority positions and stock issuance when the economics are favorable.  In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

Results of Operations - General

We were incorporated on August 10, 2009 for purposes of acquiring financially attractive real estate properties.  We made our first property acquisition in early January 2010.  This acquisition consisted of a 40% ownership interest in Ananda Investments, LLC ("Ananda"), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas. We have subsequently changed our focus and have acquired several outdoor billboard businesses, acquired an insurance brokerage firm, and made minority investments in several real estate ventures.

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

Results of Operations – Boston Omaha Corporation

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues.  During the first quarter of 2016, we had net revenues from billboard rentals of $513,544.  Results for the first quarter of 2016 include $133,168 of revenues from the assets acquired from Jag, Inc. acquisition which closed on February 16, 2016.  We had no net revenues from consulting services or any other sources in the first quarter of 2016, as compared to $9,700 in consulting revenues in the first quarter of 2015.  We no longer provide these real estate consulting services as we focus on outdoor billboard advertising and insurance services as our primary source of revenues.  We may in the future expand our business activities to include other service based businesses.

Expenses.  During the first quarter of 2016, we had expenses in the amount of $1,307,479, primarily from the acquisition of the three outdoor billboard businesses we acquired in 2015 and to a lesser extent from the billboard locations we acquired in February 2016.   Of this amount, $345,520 was associated with legal, audit, accounting and other expenses associated with these acquisitions and our costs associated with preparing and filing  audited financial statements with the Securities and Exchange Commission for certain acquisitions, as well as our other costs associated with our reporting requirements as a public company. In addition, non-cash expenditures included $182,968 associated with depreciation expenses and $134,492 was associated with amortization expenses.  We amortize intangible expenses over their estimated useful lives, which range between two and 50 years.  For the three months ended March 31, 2015, we had limited expenses of $72,421, primarily for professional fees.

Net Loss from Operations.   We had a net loss from operations in the amount of $793,935 during the first quarter of 2016, compared to a net loss from operations in the amount of $62,721 during the first quarter of 2015.

Other Income (Expense).   During the first quarter of 2016, we had equity in loss of $44,161 of our investments in our unconsolidated real estate affiliates. We also incurred interest expense in the amount of $1,742 in connection with certain notes which were converted to our common stock during the first quarter of 2016.   For the first quarter of 2015, we had equity in income of our unconsolidated affiliate Ananda in the amount of $3,772 and interest expense on outstanding promissory notes of $8,294.

Net Loss.  We had a net loss of $839,838 for the three months ended March 31, 2016 as compared to a loss of $67,243 during the first quarter of 2015, or a per-share loss of $0.19 during the first quarter of 2016, compared to a per-share loss of $0.25 during the first quarter of 2015.

Liquidity and Capital Requirements

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, a surety insurance brokerage firm we acquired in April 2016, and have minority investments in several real estate entities.  Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows.  We currently expect to finance any future acquisition with cash, and seller or third party financing.  In the future, we may be able to satisfy a portion of the purchase price for a property with the Company's equity securities.  At March 31, 2016, we had $30,695,464 in cash.  As a result, we have adequate resources to complete a certain limited number of acquisitions with these proceeds.  We have raised $29,663,783 of our goal of $50,000,000 before June 30, 2016, of which $20,606,034 was invested by Magnolia and Boulderado.  We would need to procure cash to fund future acquisitions once these funds are exhausted.

We continue to explore both the types and scope of acquisitions and business lines that we wish to pursue.  The amount of capital that we will need will depend on the scope of the acquisitions and business lines that we ultimately decide to pursue, which is uncertain at this time.  However, for us to acquire any significant additional businesses, we would be required to undertake certain financing activities once we exhaust the funding raised in the 2016 Financing as well as any additional funds which may be raised in the current financing.  The sources for financing would initially most likely be institutional investors or accredited individuals.  We currently do not have any binding commitments for additional financing.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If we do not obtain additional financing, it will limit the acquisitions we can complete.   We cannot assure anyone that we will be successful in obtaining necessary capital in our acquisition activities or that any acquisition will achieve or maintain profitability.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Our management believes that the factors listed below raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of March 31, 2016, our company's internal controls over financial reporting were not effective.  We are actively seeking and intend to hire additional qualified personnel to remediate these material weaknesses, and intend to add additional independent directors as soon as we find qualified persons willing to serve as such.  We will not be able to remediate some of these material weaknesses until we acquire sufficient staff to do so.   Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, based in the post-closing procedures performed, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

In performing the assessment, management noted the following:

* We lack an independent audit committee, although we have recently appointed an independent director who is qualified to serve on our Audit Committee.

* We currently have an interim chief financial officer and we have hired a controller who we expect will commence employment at the end of the current quarter operations, we have not had a full-time chief financial officer or other senior financial officer to review the work of the certified public accountant who prepares our financial statements.

* The staffing and supervision within our bookkeeping operations prevents us from segregating duties within our internal control system.

* We have an insufficient number of independent directors, although we have recently appointed an independent director and intend to hire additional independent directors.

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

Changes in Internal Controls over Financial Reporting

Other than as disclosed above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period of this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, we sold 2,812,540 shares of our common stock at a purchase price of $10.15 per share to accredited investors in an offering under Rule 506 of Regulation D, for total proceeds of $28,547,282.93.  There were no commissions paid in connection with the offering.  As previously reported in our Form 10-K for the fiscal year ending December 31, 2015 as filed with the Commission on March 30, 2016,   Magnolia Capital Fund, L.P. purchased 1,778,622 shares of common stock for $18,053,013, Boulderado Partners, LLC purchased 251,529 shares of common stock for $2,553,020, and a trust established by Brendan Keating, a director of the Company, purchased 25,000 shares of common stock for $253,750.  Adam Peterson, a director of the Company, is a principal in Magnolia Capital Fund, L.P. and Alex B. Rozek, a director of the Company, is a principal in Boulderado Partners, LLC.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number:  Description:
2.1(1)	Asset Purchase Agreement with Jag, Inc. dated February 19, 2016.
2.2(1)	Escrow Agreement with Jag, Inc. dated February 19, 2016
3.1(2)	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation.
31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on February 23, 2016.
(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on March 14, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION
(Registrant)

By:/s/ Alex B. Rozek
Alex B. Rozek,
President  (Principal Executive Officer)

May 16, 2016

By:/s/ Jeffrey C. Piermont
Jeffrey C. Piermont
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
May 16, 2016