Form 10-Q
period 2016-06-30
BOSTON OMAHA Corp
filed 2016-08-12
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,841,417 shares of Common Stock and 1,055,560 shares of Class A Common Stock as of August 12, 2016.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Signatures		26

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Boston Omaha" refers to Boston Omaha Corporation. and its consolidated subsidiary, unless otherwise noted.

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Financial Statements
Unaudited

For the Six Months Ended June 30, 2016 and 2015

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	June 30,	December 31,
	2016	2015

Current Assets:
Cash	$43,230,597	$13,189,066
Restricted cash	228,357	-
Accounts receivable, net	375,577	276,750
Prepaid expense	242,262	70,484

Total Current Assets	44,076,793	13,536,300

Property and Equipment:
Structures and displays	8,844,091	4,548,473
Vehicles, equipment and furniture	112,063	2,633
Accumulated depreciation	(715,705)	(307,367)

Total Property and Equipment, net	8,240,449	4,243,739

Other Assets:
Goodwill	7,632,698	4,389,664
Intangible assets, net	3,428,250	958,265
Investment in unconsolidated affiliates	889,359	657,528

Total Other Assets	11,950,307	6,005,457

Total Assets	$64,267,549	$23,785,496

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2016	2015

Current Liabilities:
Accounts payable and accrued expenses	$177,851	$152,672
Accounts payable, stockholder	-	2,721
Notes payable, stockholders	-	100,000
Accrued interest, stockholders	-	4,384
Deferred revenue	94,025	30,204

Total Current Liabilities	271,876	289,981

Long-term payable for acquisition	126,500	-

Total Liabilities	398,376	289,981

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 11,000,000 shares
authorized, 5,840,417 and 1,716,954 shares
issued and outstanding, respectively	5,840	1,717
Class A common stock, $.001 par value, 1,161,161 shares
authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	66,911,578	25,062,544
Accumulated deficit	(3,049,301)	(1,569,802)

Total Stockholders' Equity	63,869,173	23,495,515

Total Liabilities and Stockholders' Equity	$64,267,549	$23,785,496

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Billboard rentals	$800,518	$-	$1,314,062	$-
Insurance commissions	193,761	-	193,761	-
Consulting fees	-	-	-	9,700

Total Revenues	994,279	-	1,507,823	9,700

Costs and Expenses:
Cost of billboard revenues (exclusive of
depreciation and amortization)	303,526	-	494,261	-
Leased employees	418,457	6,662	635,892	6,662
Professional fees	346,975	140,174	692,495	212,545
Depreciation	225,370	6,415	408,338	6,415
Amortization	206,814	15,558	341,306	15,558
General and administrative	149,031	7,369	357,955	7,419
Bad debt expense	1,277	-	28,682	-

Total Costs and Expenses	1,651,450	176,178	2,958,929	248,599

Net Loss from Operations	(657,171)	(176,178)	(1,451,106)	(238,899)

Other Income (Expense):
Equity in income (loss) of
unconsolidated affiliate	17,826	4,642	(26,335)	8,414
Interest expense	(316)	(8,009)	(2,058)	(16,303)

Net Loss before Income Tax	(639,661)	(179,545)	(1,479,499)	(246,788)

Income Tax (Provision) Benefit	-	-	-	-

Net Loss	$(639,661)	$(179,545)	$(1,479,499)	$(246,788)

Basic and Diluted Net Loss per Share	$(0.11)	$(0.44)	$(0.29)	$(0.73)

Basic and Diluted Weighted Average
Shares Outstanding	5,945,267	407,195	5,167,433	337,982

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' equity,

December 31, 2015	1,716,954	1,055,560	$1,717	$1,056	$25,062,544	$(1,569,802)	$23,495,515

Stock issued for cash	4,113,017	-	4,113	-	41,743,016	-	41,747,129

Note conversions	10,446	-	10	-	106,018	-	106,028

Net loss	-	-	-	-	-	(1,479,499)	(1,479,499)

Stockholders' equity
June 30, 2016	5,840,417	1,055,560	$5,840	$1,056	$66,911,578	$(3,049,301)	$63,869,173

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(1,479,499)	$(246,788)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	749,644	21,973
Bad debt expense	28,682	-
Equity in loss (income) of unconsolidated affiliates	26,335	(8,414)
Changes in operating assets and liabilities:
Accounts receivable	716	-
Prepaid expenses	(171,778)	(6,600)
Accounts payable and accrued expenses	22,458	72,594
Accrued interest	1,644	14,032
Deferred revenue	63,821	-

Net Cash Used in Operating Activities	(757,977)	(153,203)

Cash Flows from Investing Activities:
Deposits to restricted cash	(228,357)	-
Purchase of equipment	(59,146)	-
Business acquisitions	(10,401,952)	(6,384,604)
Acquisition of investment	(258,166)	-

Net Cash Used in Investing Activities	(10,947,621)	(6,384,604)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	-	219,000
Payments on notes payable to stockholders	-	(3,500)
Proceeds from issuance of stock	41,747,129	10,000,000
Contribution of capital	-	5,163

Net Cash Provided by Financing Activities	41,747,129	10,220,663

Net Increase in Cash	30,041,531	3,682,856

Cash, Beginning of Period	13,189,066	1,461

Cash, End of Period	$43,230,597	$3,684,317

Interest Paid in Cash	$316	$2,270

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Financing Activities
Unaudited

	For the Six Months Ended
	June 30,
	2016	2015

Restructure of notes payable, stockholders	$-	$398,224

Restructure of note payable, related party	-	135,494

Payables due on acquisitions	126,500	300,000

Notes payable and accrued interest converted
to common stock	106,028	505,154

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 1. ORGANIZATION AND BACKGROUND

Boston Omaha Corporation was organized on August 11, 2009 and present management took over operations in February 2015.  The Company's operations include its ownership of multiple billboards in Alabama, Florida, Georgia, and Wisconsin, and equity method investments in several real estate and real estate service companies.  The Company's insurance operations are conducted through its subsidiary, General Indemnity Group, LLC.  Today, the Company's operations include both the billboard advertising business and an insurance business that specializes in surety bonds.

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

The Company completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015.  On July 23, 2015, August 31, 2015, February 16, 2016 and June 15, 2016, the Company completed five additional acquisitions.

On April 20, 2016, the Company completed an acquisition of a surety bond business, thus expanding its operations in insurance.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim consolidated financial statements which would substantially duplicate the disclosures contained in the unaudited financial statements for the years ended December 31, 2015 and 2014 as reported in the Company's financial statements for the years ended December 31, 2015 and 2014 have been omitted.

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
The Warnock Agency, Inc. ("TWA")

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation Policy (continued)

AHLLC is a Texas limited liability company and was formed on February 6, 2015 for the purposed of holding the Company's 40% interest in Ananda Investments LLC ("Ananda".)  LMH is a Delaware limited liability company and was formed on June 9, 2015 for the purpose of holding the investments in LMA, LMF and LMW and future entities which will be in the outdoor advertising business.  LMA is an Alabama limited liability company and was formed on June 10, 2015 to acquire outdoor advertising assets.  LMF is a Florida limited liability company and was formed on July 9, 2015 to acquire outdoor advertising assets.  LMW is a Wisconsin limited liability company and was formed on January 22, 2016 to acquire outdoor advertising assets.  GIG was formed on September 11, 2015 and began operations during October 2015 for the purpose of holding the Company's insurance operations.  The Company acquired TWA on April 20, 2016 for the purpose of expanding its insurance operations.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts.  The Company evaluates the collectability of its accounts receivable based on its knowledge of its customers and historical experience of bad debts.  In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected.  For all other customers, the Company recognizes reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions.  As of June 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $28,577 and $2,111, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from:

Structures	15 years
Digital displays and electrical	3 to 10 years
Static and tri-vision displays	7 to 15 years
Vehicles, equipment, and furniture	2 to 5 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between eighteen months and fifty years as follows:

Customer relationships	2 to 3 years
Permits, Licenses, and Lease Acquisition Costs	18 months to 50 years
Noncompetition and Non-solicitation Agreements	2 to 5 years
Contracts, forms library, domain names, and proprietary software	2 to 3 years

Intangible assets are periodically reviewed for impairment.  Management monitors events and changes in circumstances that could indicate long-lived assets, including intangible assets, may not be recoverable.  Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, an impairment loss is recorded.  The Company recorded no impairment on its long-lived assets during the six months ended June 30, 2016 and 2015.

Revenue Recognition

The Company recognizes revenue from consulting services when earned, according to the accrual basis of accounting.

The Company generates revenue from outdoor advertising through the leasing of billboards.  The terms of the operating agreements range from less than on month to three years and are generally billed monthly.  Revenue for advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations.  Payments received in advance of being earned are recorded as deferred revenue.

Advertising agency commissions for the six months ended June 30, 2016 and 2015 were $15,408 and $0, respectively.

The Company generates revenue from commissions on surety bond sales.   The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds.  Payments received for gross premiums are held in escrow until the bond is written.  When the bond is written, funds are disbursed from escrow for the payment of the bond and the commission earned on the bond.

Segment Information

The Company's current operations for the six months ended June 30, 2016 include the outdoor advertising industry and the insurance industry.  For the six months ended June 30, 2015, the Company's operations do not include insurance since the Company's insurance operations had not yet begun.

NOTE 3. BUSINESS ACQUISITIONS

From June 2015 through August 31, 2015, the Company completed three acquisitions which consisted of billboard structures, displays, and related personal property, from Bell Media, LLC, Fair Outdoor, LLC and I-85 Advertising, LLC,.  All of the acquisitions were accounted for as business combinations under the provisions of ASC 805.

Jag, Inc.

On February 16, 2016, the Company's subsidiary, LMW entered into a purchase agreement with Jag, Inc. for the purchase of 422 billboard displays, directional signs, equipment and related assets from Jag, Inc.  The assets acquired are located in Wisconsin.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price for the acquired business was $6,954,246 of which $687,500 was escrowed.  The purchase price is subject to certain post-closing adjustments.  The assets were acquired for the purpose of expanding the Company's presence in the outdoor advertising market.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

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

The Company amortizes the noncompetition agreement according to the terms of the asset purchase agreement.  Permits and lease acquisition costs, and customer relationships are amortized over the average period of expected benefit determined from internal information.  Amortization of customer relationships, permits, lease acquisition costs, and the noncompetition agreement for the six months ended June 30, 2016 and 2015 was $112,034 and $0, respectively.

Since the date of acquisition, revenues of $505,142 were included in the Company's consolidated net loss for the six months ended June 30, 2016.

In addition on February 16, 2016, the Company made an insignificant acquisition, Rose City Outdoor, LLC and Rose City Outdoor of Florida, LLC, for a cash purchase price of $287,321.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

The Warnock Agency, Inc.

On April 20, 2016, the Company's subsidiary, GIG, acquired the stock of The Warnock Agency.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price was $1,345,000, of which $126,500 is not payable until eighteen months after closing.  TWA was acquired for the purpose of expanding the Company's presence in the insurance market.

The provisional allocation of the purchase price is as follows

Property and Equipment:

Office furniture and equipment	$20,325

Intangible Assets:

Insurance contracts and licenses	281,500
Domain names	78,050
Proprietary software and bond form library	292,800
Goodwill	592,325

Total intangible Assets	1,244,675

Cash	80,000

Total	$1,345,000

The allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.

Insurance contracts and licenses, domain names, proprietary software and the bond form library are amortized over the average period of expected benefit determined from internal information.  Amortization for the six months ended June 30, 2016 and 2015 was $47,007 and $0, respectively.

Since the date of acquisition, revenues of $193,761 were included in the Company's consolidated net loss for the six months ended June 30, 2016.

Kelley Outdoor Media LLC

On June 15, 2016, the Company's subsidiary, LMA entered into a purchase agreement for the purchase of twenty billboard displays and related assets from Kelley Outdoor Media, LLC and ArtRod Displays, Inc.  The assets acquired are located in Georgia.  The transaction was accounted for as a business combination under the provisions of ASC 805.  The cash purchase price for the acquired business was $2,021,885.  The assets were acquired for the purpose of expanding the Company's presence in the outdoor advertising market.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

The provisional allocation of the purchase price is as follows:

Property and Equipment:

Structures and displays	$762,900

Intangible Assets:

Customer relationships	712,886
Permits	16,600
Noncompetition agreement	15,164
Goodwill	492,450

Total Intangible Assets	1,237,100

Accounts receivable	21,885

Total	$2,021,885

The allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.

The Company amortizes the noncompetition agreement according to the terms of the asset purchase agreement.  Customer relationships and permits are amortized over the average period of expected benefit determined from internal information.  Amortization of customer relationships, permits, and the noncompetition agreement for the six months ended June 30, 2016 and 2015 was $20,191 and $0, respectively.

Since the date of acquisition, no revenues were included in the Company's consolidated net loss for the six months ended June 30, 2016.

Pro Forma Information

The following is the unaudited pro forma information assuming all seven business acquisitions occurred on January 1, 2015.  For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.  Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years.  Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from eighteen months to fifty years.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$1,132,465	$1,083,026	$2,316,778	$2,031,691

Net Income (Loss)	$(705,678)	$(428,229)	$(1,486,571)	$(788,357)

Basic and Diluted Earnings
(Loss) per Share	$(0.12)	$(1.05)	$(0.29)	$(2.33)

Basic and Diluted Weighted
Average Class A and Common
Shares Outstanding	5,945,267	407,195	5,167,433	337,982

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. With respect to Bell Media and Kelley Outdoor Media, the above pro forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership, that were not acquired.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

Future Amortization

The future amortization associated with the intangible assets acquired in the above mentioned acquisitions is as follows:

	2017	2018	2019	2020	2021	Thereafter	Total

Customer
relationships	$729,256	$647,797	$377,547	$-	$-	$-	$1,754,600

Permits, licenses
and lease
acquisition costs	99,832	87,387	81,165	81,165	81,165	482,259	912,973

Noncompete
agreement	37,893	37,893	37,893	37,310	15,817	-	166,806

Insurance
contracts and
domain names	165,775	138,146	-	-	-	-	303,921

Proprietary
software	93,600	93,600	78,000	-	-	-	265,200

Bond form
library	4,000	4,000	3,333	-	-	-	11,333

Nonsolicitation
agreement	13,417	-	-	-	-	-	13,417

	$1,143,773	$1,008,823	$577,938	$118,475	$96,982	$482,259	$3,428,250

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	29
Permits, licenses, and lease acquisition costs	110
Non-compete agreements	53
Insurance contracts and domain names	22
Proprietary software	34
Bond form library	34
Nonsolicitation agreement	12

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 4. INVESTMENT IN AFFILIATES

The Company has various investments in equity method affiliates, whose businesses are in real estate and real estate services.  The Company's interests in its affiliates ranges from 7.15% to 30%.

The following table is a reconciliation of the Company's investments in equity affiliates as presented on the consolidated balance sheet:c

June 30,
2016

Beginning of year	$657,528
Additional investments in unconsolidated affiliates	258,166
Equity in net income (loss) of unconsolidated affiliates	(26,335)

End of period	$889,359

NOTE 5. NOTES PAYABLE, STOCKHOLDERS

At June 30, 2016 and December 31, 2015 notes payable, stockholders consist of the following:

	June 30,	December 31,
	2016	2015

Note payable to a limited liability company,
bearing interest at 5% per annum, unsecured,
prinicpal and interest due February 12, 2016	$-	$50,000

Note payable to a limited partnership,
bearing interest at 5% per annum, unsecured,	-	50,000
principal and interest due February 12, 2016

	$-	$100,000

The notes were payable to the two majority stockholders.  On February 29, 2016, the two controlling stockholders extinguished the notes payable, together with accrued interest on each note of $3,014.  Each note was extinguished in exchange for 5,223 shares of common stock at a price of $10.15 per share.  The conversion of the notes payable was accounted for as an extinguishment of debt.  There was no gain or loss on the conversion since the fair value of the stock issued was equivalent to the fair value of the notes prior to conversion.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 6. CAPITAL STOCK

As discussed in Note 5, the Company issued 5,223 shares of common stock to each of the two controlling stockholders at a price of $10.15 per share in exchange for the extinguishment of notes payable and accrued interest, totaling $106,028.

On March 11, 2016, the Company amended its certificate of incorporation to reduce authorized shares of common stock from 18,000,000 to 11,000,000 shares; authorized shares of Class A common stock from 1,300,000 shares to 1,161,116 shares; and, preferred stock from 3,000,000 shares to 1,000,000 shares.

During the six months ended June 30, 2016 the Company raised $41,747,129, in cash, from the issuance of its common stock.  The stock was issued at a price of $10.15 per share and represents the issuance of 4,113,017 shares.  Of that amount, the controlling stockholders had purchased, for cash, 2,906,403 shares for a total cash consideration of $29,499,990.  As a group, entities related to the Company's officers and directors purchased 3,001,254 shares for a total cash consideration of $30,462,729.

NOTE 7. FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 3.), the Company acquired the leases for 363 billboard locations.  The leases are operating leases having remaining terms ranging from month-to-month to 227 months.  In many instances, we may cancel these leases with little or no penalty.  Ground rents for the six months ended June 30, 2016 and 2015 were $203,818 and $0, respectively.  Contingent rents included in ground rents for the six months ended June 30, 2016 and 2015 were $32,903 and $0, respectively.

Future minimum rents are as follows:
2017	$618,013
2018	555,531
2019	519,013
2020	483,262
2021	454,780
Thereafter	2,638,422

$5,269,021

NOTE 8. INDUSTRY SEGMENTS

This summary presents the Company's current segments, as described below.

General Indemnity Group, LLC ("GIG")

GIG conducts the Company's insurance operations through its subsidiary, The Warnock Agency ("TWA".)  TWA's clients are nationwide.  TWA's revenue consists of surety bond sales and insurance commissions.  Currently, GIG's corporate resources are used to support TWA and to make additional business acquisitions in the insurance industry.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 8. INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC ("LMH")

LMH conducts the Company's billboard rental operations.  LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.

Six Months Ended June 30, 2016	GIG	LMH	Unallocated	Total Consolidated

Revenue	$193,761	$1,314,062	$-	$1,507,823
Segment loss from operations	(243,243)	(459,738)	(748,125)	(1,451,106)
Capital expenditures	1,265,000	9,194,373	-	10,459,373
Depreciation and amortization	48,075	701,569	-	749,644

Six Months Ended June 30, 2015	GIG	LMH	Unallocated	Total Consolidated

Revenue	$-	$-	$9,700	$9,700
Segment loss from operations	-	(31,961)	(206,938)	(238,899)
Capital expenditures	-	6,684,604	-	6,684,604
Depreciation and amortization	-	21,973	-	21,973

Three Months Ended June 30 2016	GIG	LMH	Unallocated	Total Consolidated

Revenue	$193,761	$800,518	$-	$994,279
Segment loss from operations	(131,643)	(181,365)	(344,163)	(657,171)
Capital expenditures	1,265,000	2,049,778	-	3,314,778
Depreciation and amortization	47,943	384,241	-	432,184

Three Months Ended June 30 2015	GIG	LMH	Unallocated	Total Consolidated

Revenue	$-	$-	$-	$-
Segment loss from operations	-	(31,961)	(144,217)	(176,178)
Capital expenditures	-	6,684,604	-	6,684,604
Depreciation and amortization	-	21,973	-	21,973

As of June 30, 2016	GIG	LMH	Unallocated	Total Consolidated

Goodwill	$592,325	$7,040,373	$-	$7,632,698
Total assets	1,573,842	18,959,155	43,734,552	64,267,549

As of June 30, 2015	GIG	LMH	Unallocated	Total Consolidated

Goodwill	$-	$2,747,904	$-	$2,747,904
Total assets	-	6,808,232	3,600,994	10,409,226

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2016

NOTE 9. SUBSEQUENT EVENTS

On May 19, 2016, General Indemnity Group, LLC, Boston Omaha Corporation's wholly-owned subsidiary entered into a Stock Purchase Agreement with the shareholders of United Casualty and Surety Insurance Company ("UC&S",) a Massachusetts corporation, pursuant to which General Indemnity Group, LLC will purchase all of the outstanding capital stock of UC&S.  The purchase price for the acquired stock will be $13,000,000, to be paid to the selling stockholders at closing.  UC&S is an insurance company headquartered in Quincy, Massachusetts, specializing in providing surety bonds.  UC&S is authorized to conduct business in Massachusetts, Rhode Island, New Hampshire, Maine, New York, New Jersey, Connecticut, Pennsylvania and Florida.  The closing of the acquisition is contingent upon certain conditions, including the approval by the Massachusetts Division of Insurance of an acquisition of control statement on Form A, to be submitted following the signing of the Stock Purchase Agreement.  If such approval is granted, the Company estimates that the transaction would close during the second half of 2016.

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

Overview

Boston Omaha Corporation was originally incorporated as REO Plus, Inc. on August 10, 2009 under the laws of the State of Texas.  On March 18, 2015, we reincorporated as a Delaware corporation and changed our name to Boston Omaha Corporation.   Our principal address is 292 Newbury Street, Suite 333, Boston, Massachusetts  02115 and our telephone number is 857-256-0079.

We currently operate several lines of business, including outdoor billboards and related advertising services, a surety insurance brokerage firm, and maintain minority ownership positions in several real estate ventures.  Since June 2015, we have acquired seven different outdoor billboard businesses located in Alabama, Florida, Georgia and Wisconsin which own and operate over 520 billboard signs.

Acquisitions.

In April 2016, we acquired The Warnock Agency, Inc., a broker of surety insurance policies.  On May 19, 2016, General Indemnity Group, LLC, our wholly-owned subsidiary, entered into a stock purchase agreement with the shareholders of United Casualty and Surety Insurance Company ("UC&S"), pursuant to which General Indemnity Group, LLC will purchase all of the outstanding capital stock of UC&S.  The purchase price for the acquired stock will be $13,000,000, to be paid to the selling stockholders at closing.  UC&S is an insurance company headquartered in Quincy, Massachusetts, specializing in providing surety bonds.  UC&S is authorized to conduct business in Massachusetts, Rhode Island, New Hampshire, Maine, New York, New Jersey, Connecticut, Pennsylvania and Florida.  The closing of the acquisition is contingent upon certain closing conditions, including the approval by the Massachusetts Division of Insurance. If such approval is granted, we estimate that the transaction would close during the second half of 2016.  During the second quarter, we also acquired several additional billboards in Georgia and Wisconsin.

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

Financing Activities:

In January 2016, we commenced an offering of shares of our common stock to accredited investors (the "2016 Financing") at a price of $10.15 per share.  We raised $41,747,129 in gross proceeds, issuing an additional 4,113,017 shares of our Common Stock.

As of June 30, 2016, we had issued and outstanding 5,840,417 shares of Common Stock, 1,055,560 shares of Class A Common Stock and warrants to purchase 105,556 shares of Class A Common Stock.   Including the shares issued in the 2016 Financing, and assuming all currently exercisable warrants are exercised, Magnolia and Boulderado collectively own approximately 84.8% of our current outstanding shares of common stock on a combined basis.  As each share of Class A Common Stock has 10 votes, Magnolia and Boulderado combined control the voting of 93.23% of all votes held by the holders of Class A Common Stock and Common Stock on a combined basis.

 Each holder of our common stock on January 15, 2016 who is an accredited investor has been notified of the holder's right to participate in a rights offering of common stock, which commenced in early June and which expires on August 31, 2016.    Under the terms of the rights offering, each of these qualified stockholders may participate based on his, her or its proportionate ownership of our stock prior to the commencement of the 2016 Financing and may elect to subscribe to purchase Common Stock at a price of $10.15 per share of Common Stock.   Boulderado and Magnolia will not participate further in the rights offering.

 We became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 132,927 shares of our Common Stock held by it.  We have not yet registered as a reporting company under the Securities Exchange Act of 1934, as amended, but intend to do so in the near future.

Plan of Operation

 Present management took over operations in May 2015.  Since June 2015, we have  acquired outdoor billboard assets in Alabama, Florida, Georgia and Wisconsin and expect to continue to seek additional acquisitions in billboard advertising.  We have also acquired an insurance brokerage firm specializing in surety insurance and have entered into an agreement to acquire UC&S, an insurance company specializing in providing surety bonds. We believe these businesses offer the potential to provide a durable and growing cash flow stream over time.  In addition, we believe that in the outdoor billboard business, multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, and a growing use of billboard advertising by customers who previously ignored or underutilized the medium due to the general inflexibility of static board contracts.  We source acquisitions both internally via phone calls or mailings and also by receipt of target acquisition opportunities from a number of brokers and other professionals.

In addition to these completed and pending acquisitions, we are also seeking opportunities to acquire other businesses or a significant interest in existing businesses.  We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, while utilizing minimal to no debt, and that are available at a reasonable price.  However, we may consider minority positions when the economics are favorable.  In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

From June 19, 2015 through June 30, 2016, we have raised $66,858,310 through the sale of our equity securities, which includes the conversion of $606,000 in principal and interest under certain loans to equity.  We have also extinguished the remaining $135,494 in debt through the exchange of our minority interest in a real estate venture for the cancellation of this debt.  As a result, and after payment for the acquisitions described above, as of June 30, 2016, we had $43,230,597 in cash and no debt.  This figure excludes our obligation to pay $13,000,000 to the stockholders of UC&S if and when the UC&S transaction is consummated.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues.  During the second quarter of 2016, we had revenues of $994,279. During the second quarter of 2015, we had no revenues.  We realized revenues of $800,518 from billboard rentals during the second quarter of 2016.  We also realized revenues of $193,761 from  insurance commissions from our subsidiary, The Warnock Agency, Inc., which we acquired in April 2016.  Revenues increased 93.6% in the second quarter of 2016 from the first quarter of 2016, principally as the result of the acquisitions completed in 2016.  Billboard rental revenues increased to $800,518 in the second quarter of 2016 compared to billboard rental revenues of $513,544 during the first quarter of 2016, an increase of 55.9%.  This increase was derived primarily from the addition of certain billboard operations acquired during the first quarter of 2016.  Revenues also increased from insurance commissions following the acquisition of The Warnock Agency, Inc.  during the second quarter of 2016.

Expenses.  During the second quarter of 2016, we had expenses in the amount of $1,651,450, primarily from the cost of employees, cost of billboard revenues excluding depreciation and amortization expenses, and general and administrative expenses, which combined totaled $871,014.  Non-cash expenses included $225,370 in depreciation and $206,814 in amortization expenses associated with our acquisitions in 2015 and 2016.   We also incurred $346,975 in professional fees, associated primarily with legal and accounting expenses incurred in connection with a number of acquisitions which occurred in the second quarter of 2016, as well as our costs incurred as a public company.  Expenses increased 26.3% in the second quarter of 2016 from $1,307,749 during the first quarter of 2016 as a result of increased billboard operations, including the addition of certain billboard operations acquired  primarily during the first quarter of 2016, and expenses associated with the operations of The Warnock Agency, Inc., which was acquired during the second quarter of 2016.   For the three months ended June 30, 2015, we incurred total costs and expenses of $176,178, primarily associated with the acquisition of outdoor billboards from Bell Media, LLC, activities in connection with the acquisition of assets of Fair Outdoor, LLC, which acquisition was completed in July 2015, and our reincorporation as a Delaware corporation.

Net Loss from Operations.   Net loss from operations during the second quarter of 2016 increased to $657,171 from a net loss from operations of $176,178 during the second quarter of 2015. However, net loss from operations decreased from a net loss of $793,935 during the first quarter of 2016, or a decrease of 17.2%.   $432,184 of this net loss from operations is associated with non-cash amortization and depreciation expenses.  In addition, certain of our professional legal and accounting expenses are one-time expenses associated with acquisitions.  At June 30, 2016, we had recorded goodwill of $7,632,698 and intangible assets of $3,428,250, net of amortization.  We expect to continue to incur significant depreciation, and amortization expenses for the foreseeable future as we incur depreciation and amortization charges associated with completed acquisitions, our pending anticipated acquisition of UC&S and potential future acquisitions.

Other Income (Expense).   During the second quarter of 2016, we had equity in income of $17,826 from our investments in certain real estate businesses.  This equity in income of unconsolidated affiliate represents a $13,184 increase from the equity in income of unconsolidated affiliate in the amount of $4,642 during the second quarter of 2015 from our then interest in Ananda Holdings.   During the second quarter of 2016, we had interest expense in the amount of $316, a decrease from interest expense of $8,009 in the second quarter of 2015.  All of this interest expense was due to loans issued to Boulderado and Magnolia and a prior loan issued by the Company to Richard Church.  We converted or otherwise extinguished many of our outstanding loans in 2015 and converted the final outstanding loans during the first quarter of 2016.

Net Loss.   We had a net loss before income taxes of $639,661 for the three months ended June 30, 2016 as compared to a loss of $179,545 during the second quarter of 2015, or a per-share loss of $0.11 during the second quarter of 2016, compared to a per-share loss of $0.44 during the second quarter of 2015.  Although the net loss increased, the net loss per share decreased because the shares sold in the 2016 financing increased the number of weighted shares outstanding from 407,195 at June 30, 2015 to 5,945,267 at June 30, 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2016

Revenues.  We realized revenues of $1,507,823 during the six months ended June 30, 2016.  $1,314,062 of these revenues were from billboard rentals.  We completed three billboard rental acquisitions at various times during this six month period.  Revenues also included revenues from The Warnock Agency, Inc. which we acquired during the second quarter of 2016.   During the first six months of 2015, we had revenues in the amount of $9,700 from consulting services.   We no longer provide the real estate consulting services from which we derived revenues during the first six months of 2015.

Expenses.  During the six months ended June 30, 2016, we had expenses in the amount of $2,958,929, primarily from the cost of employees, cost of billboard revenues excluding depreciation and amortization expenses, and general and administrative expenses, which combined totaled $1,488,108.  Non-cash expenses included $408,338 in depreciation and $341,306 in amortization expenses associated with our acquisitions in 2015 and 2016.   We also incurred $692,495 in professional fees, associated primarily with legal and accounting expenses associated with a number of acquisitions which occurred in 2016, as well as costs associated with the 2016 Financing and our costs incurred as a public company.      During the first six months of 2015, we had expenses in the amount of $248,599, which expenses were primarily in professional fees in the first six months of 2015 in connection with several acquisitions and potential acquisitions during the first six months of 2015 and certain corporate reorganization activities.

Net Loss from Operations.  Net loss from operations was $1,451,106 for the six months ended June 30, 2016.  Of this loss, non-cash depreciation and amortization expenses associated with acquisitions accounted for $749,644 of the loss.  This compares to net losses from operations in the amount of $238,899 during the first six months of 2015 when we did not have any billboard operations or depreciation and amortization expenses associated with any acquisitions.

Other Income (Expense).   During the first six months of 2016, we had a loss of $26,335 in equity of our interests in certain real estate ventures.  We also incurred interest expense of $2,058.  During the first six months of 2015, we had equity in income of its unconsolidated affiliate, Ananda, in the amount of $8,414.    During the first six months of 2015, we had interest expense in the amount of $16,303.

Net loss.   We had a net loss in the amount of $1,479,499 during the first six months of 2016, or a per-share loss of $0.29, based on 5,167,433 weighted average shares issued and outstanding.   This compared to a net loss in the amount of $246,788 during the first six months of 2015, or a per-share loss of $0.73, based on 337,982 weighted average shares issued and outstanding.

Liquidity and Capital Requirements

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, a surety insurance brokerage firm we acquired in April 2016, and have minority investments in several real estate entities.  We also have a pending acquisition of UC&S with a purchase price of $13,000,000.   Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows.  We currently expect to finance any future acquisition with cash and seller or third party financing.  In the future, we may satisfy a portion of the purchase price for a property with the Company's equity securities.  At June 30, 2016, we had $43,230,597 in cash.  As a result, we have adequate resources to complete the UC&S acquisition and a certain limited number of acquisitions with these proceeds.    We expect we will need to procure cash to fund future acquisitions once these funds are utilized.

We continue to explore both the type and scope of acquisitions and business lines that we wish to pursue.  The amount of capital that we will need will depend on the scope of the acquisitions and business lines that we ultimately decide to pursue, which is uncertain at this time.  However, for us to acquire significant additional businesses, we expect to undertake certain financing activities once we exhaust the funding raised in the 2016 Financing.  The sources for financing would initially most likely be institutional investors or accredited individuals.  We currently do not have any binding commitments for additional financing.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If we do not obtain additional financing, it will limit the acquisitions we can complete.   We cannot assure anyone that we will be successful in obtaining necessary capital in our acquisition activities or that any acquisition will achieve or maintain profitability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.  Not applicable.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Our management believes that the factors listed below raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and that it should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of June 30, 2016, our company's internal controls over financial reporting may not be effective.

We are taking a number of steps to address this potential situation.  In June 2016, we hired a full-time controller.    The controller is working on a risk assessment, currently analyzing existing internal controls and coordinating our efforts to remediate any potential deficiencies in our internal controls. Earlier this year, we appointed our first independent member of our board of directors and we intend to add additional independent directors as soon as we find qualified persons willing to serve as such.   Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, based on the post-closing procedures performed, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016, we sold 1,635,923 shares of our common stock at a purchase price of $10.15 per share to accredited investors in an offering under Rule 506 of Regulation D, for total proceeds of $16,604,623.  There were no commissions paid in connection with the offering.  Magnolia Capital Fund, L.P. purchased 788,176 shares of common stock for $7,999,986, Boulderado Partners, LLC purchased 98,522 shares of common stock for $999,998, trusts established by Brendan Keating and Bradford Briner, directors of the Company, each purchased 10,000 shares of common stock for $101,500 and Jeffrey Piermont, our Chief Administrative Officer and Interim Chief Financial Officer, purchased 4,925 shares of Common Stock for $49,989.  Adam Peterson, a director of the Company, is a principal in Magnolia Capital Fund, L.P. and Alex B. Rozek, a director of the Company, is a principal in Boulderado Partners, LLC.

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
(Registrant)

By:/s/ Alex B. Rozek
Alex B. Rozek,
President  (Principal Executive Officer)

August 12, 2016

By:/s/ Joshua Weisenburger
Joshua Weisenburger
Controller  (Chief Accounting Officer)

August 12, 2016