Form 10-Q
period 2016-09-30
BOSTON OMAHA Corp
filed 2016-11-14
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(857) 256-0079
 (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,841,815 shares of Common Stock and 1,055,560 shares of Class A Common Stock as of November 14, 2016.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Signatures		28

References in this Form 10-Q to "we", "us", "our"', the "Company" and "Boston Omaha" refers to Boston Omaha Corporation. and its consolidated subsidiary, unless otherwise noted.

PART 1.  FINANCIAL INFORMATION

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Financial Statements
Unaudited

For the Three and Nine Months Ended September 30, 2016 and 2015

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	September 30,	December 31,
	2016	2015

Current Assets:
Cash	$42,375,758	$13,189,066
Restricted cash	227,943	-
Accounts receivable, net	469,796	276,750
Prepaid expense	377,091	70,484

Total Current Assets	43,450,588	13,536,300

Property and Equipment:
Structures and displays	9,289,542	4,548,473
Vehicles, equipment and furniture	112,063	2,633
Accumulated depreciation	(961,492)	(307,367)

Total Property and Equipment, net	8,440,113	4,243,739

Other Assets:
Goodwill	7,917,853	4,389,664
Intangible assets, net	2,887,800	958,265
Investment in unconsolidated affiliates	866,221	657,528
Convertible note receivable	100,000	-

Total Other Assets	11,771,874	6,005,457

Total Assets	$63,662,575	$23,785,496

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$342,505	$152,672
Accounts payable, stockholder	-	2,721
Notes payable, stockholders	-	100,000
Accrued interest, stockholders	-	4,384
Deferred revenue	101,536	30,204

Total Current Liabilities	444,041	289,981

Long-term payable for acquisition	126,500	-

Total Liabilities	570,541	289,981

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 11,000,000 shares
authorized, 5,841,815 and 1,716,954 shares
issued and outstanding, respectively	5,842	1,717
Class A common stock, $.001 par value, 1,161,161 shares
authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	66,925,766	25,062,544
Accumulated deficit	(3,840,630)	(1,569,802)

Total Stockholders' Equity	63,092,034	23,495,515

Total Liabilities and Stockholders' Equity	$63,662,575	$23,785,496

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Billboard rentals	$959,148	$349,161	$2,273,210	$349,161
Insurance commissions	83,089	-	276,850	-
Consulting fees	-	-	-	9,700

Total Revenues	1,042,237	349,161	2,550,060	358,861

Costs and Expenses:
Cost of billboard revenues (exclusive
of depreciation and amortization)	379,913	166,902	874,174	166,902
Leased employees	504,117	70,729	1,140,009	77,391
Professional fees	281,719	335,322	974,214	547,867
Depreciation	245,787	154,427	654,125	160,842
Amortization	255,295	34,904	596,601	50,462
General and administrative	159,930	36,877	517,885	44,296
Bad debt expense	-	-	28,682	-

Total Costs and Expenses	1,826,761	799,161	4,785,690	1,047,760

Net Loss from Operations	(784,524)	(450,000)	(2,235,630)	(688,899)

Other Income (Expense):
Equity in income (loss) of
unconsolidated affiliate	(6,623)	4,151	(32,958)	12,565
Interest expense	(182)	(3,442)	(2,240)	(19,745)

Net Loss before Income Tax	(791,329)	(449,291)	(2,270,828)	(696,079)

Income Tax (Provision) Benefit	-	-	-	-

Net Loss	$(791,329)	$(449,291)	$(2,270,828)	$(696,079)

Basic and Diluted Net Loss per Share	$(0.11)	$(0.18)	$(0.40)	$(0.67)

Basic and Diluted Weighted Average
Shares Outstanding	6,896,923	2,441,536	5,744,898	1,046,178

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Unaudited

	No. of shares
	Common Stock	Class A Common Stock	Comon Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' equity
December 31, 2015	1,716,954	1,055,560	$1,717	$1,056	$25,062,544	$(1,569,802)	$23,495,515

Stock issued for cash	4,114,415	-	4,115	-	41,757,204	-	41,761,319

Stock issued for notes	10,446	-	10	-	106,018	-	106,028

Net loss	-	-	-	-	-	(2,270,828)	(2,270,828)

Stockholder's equity
September 30, 2016	5,841,815	1,055,560	$5,842	$1,056	$66,925,766	$(3,840,630)	$63,092,034

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(2,270,828)	$(696,079)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization	1,250,726	211,304
Bad debt expense	28,682	-
Equity in loss (income) of unconsolidated affiliates	32,958	(12,565)
Changes in operating assets and liabilities:
Accounts receivable	(93,503)	(226,112)
Prepaid expenses	(306,607)	(57,181)
Accounts payable and accrued expenses	187,112	214,116
Accrued interest	1,644	17,475
Deferred revenue	71,332	6,000

Net Cash Used in Operating Activities	(1,098,484)	(543,042)

Cash Flows from Investing Activities:
Deposits to restricted cash	(227,943)	-
Purchase of equipment	(504,597)	-
Business acquisitions, net of cash acquired	(10,401,952)	(9,924,565)
Acquisition of investment in unconsolidated affiliate	(258,166)	-
Distributions from unconsolidated affiliates	16,515	-
Purchase of convertible note receivable	(100,000)	-

Net Cash Used in Investing Activities	(11,476,143)	(9,924,565)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	-	219,000
Payments on notes payable to stockholders	-	(3,500)
Proceeds from issuance of stock	41,761,319	24,500,000
Contribution of capital	-	5,163

Net Cash Provided by Financing Activities	41,761,319	24,720,663

Net Increase in Cash	29,186,692	14,253,056

Cash, Beginning of Period	13,189,066	1,461

Cash, End of Period	$42,375,758	$14,254,517

Interest Paid in Cash	$596	$2,270

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Financing Activities
Unaudited

	For the Nine Months Ended
	September 30,
	2016	2015

Restructure of notes payable, stockholders	$-	$398,224

Restructure of note payable, former stockholder	-	135,494

Payables due on acquisitions	126,500	-

Notes payable and accrued interest converted
to common stock	106,028	505,154

Distribution from unconsolidated
affiliate applied to note payable,
former stockholder	-	32,000

See accompanying notes to the unaudited financial statements.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 1. ORGANIZATION AND BACKGROUND

Boston Omaha Corporation was organized on August 11, 2009 with present management taking over operations in February 2015.  The Company's operations include (i) its outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, and Wisconsin, (ii) its insurance business that specializes in surety bonds, and (iii) equity method investments in several real estate and real estate service companies.  The Company's billboard operations are conducted through its subsidiary, Link Media Holdings, LLC and its insurance operations are conducted through its subsidiary, General Indemnity Group, LLC.

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

For the Three and Nine Months Ended September 30, 2016

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts.  The Company evaluates the collectability of its accounts receivable based on its knowledge of its customers and historical experience of bad debts.  In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected.  For all other customers, the Company recognizes reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions.  As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $25,177 and $2,111, respectively.

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

For the Three and Nine Months Ended September 30, 2016

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

Intangible assets are periodically reviewed for impairment.  Management monitors events and changes in circumstances that could indicate long-lived assets, including intangible assets, may not be recoverable.  Whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, an impairment loss is recorded.  The Company recorded no impairment on its long-lived assets during the nine months ended September 30, 2016 and 2015.

Revenue Recognition

The Company recognizes revenue from consulting services when earned, according to the accrual basis of accounting.

The Company generates revenue from outdoor advertising through the leasing of billboards.  The terms of the operating agreements range from less than one month to three years and are generally billed monthly.  Revenue for advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations.  Payments received in advance of being earned are recorded as deferred revenue.

Advertising agency commissions for the nine months ended September 30, 2016 and 2015 were $50,531 and $3,218, respectively.

The Company generates revenue from commissions on surety bond sales.   The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds.  Payments received for gross premiums are held in escrow until the bond is written.  When the bond is written, funds are disbursed from escrow for the payment of the bond and the commission earned on the bond.

Segment Information

The Company's current operations for the nine months ended September 30, 2016 include the outdoor advertising industry and the insurance industry.  For the nine months ended September 30, 2015, the Company's operations do not include insurance since the Company's insurance operations began in October 2015.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 3. BUSINESS ACQUISITIONS

From June 19, 2015 through August 31, 2015, the Company completed three acquisitions which consisted of billboard structures, displays, and related personal property, from Bell Media, LLC, Fair Outdoor, LLC and I-85 Advertising, LLC.  All of the acquisitions were accounted for as business combinations under the provisions of ASC 805.

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

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

Jag, Inc. (continued)

The allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.

The Company amortizes the noncompetition agreement according to the terms of the asset purchase agreement.  Permits and lease acquisition costs, and customer relationships are amortized over the average period of expected benefit determined from internal information.  Amortization of customer relationships, permits, lease acquisition costs, and the noncompetition agreement for the nine months ended September 30, 2016 and 2015 was $186,724 and $0, respectively.

Since the date of acquisition, revenues of $1,003,665 were included in the Company's consolidated net loss for the nine months ended September 30, 2016.

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

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

The Warnock Agency, Inc. (continued)

The allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.

Insurance contracts and licenses, domain names, proprietary software and the bond form library are amortized over the average period of expected benefit determined from internal information.  Amortization for the nine months ended September 30, 2016 and 2015 was $117,517 and $0, respectively.

Since the date of acquisition, revenues of $276,850 were included in the Company's consolidated net loss for the nine months ended September 30, 2016.

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

The provisional allocation of the purchase price is as follows:

Property and Equipment:

Structures and displays	$762,900

Intangible Assets:

Customer relationships	427,731
Permits	16,600
Noncompetition agreement	15,164
Goodwill	777,605

Total Intangible Assets	1,237,100

Accounts receivable	21,885

Total	$2,021,885

The allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.

During July 2016, Management determined that the provisional value assigned to customer relationships should be decreased from $712,886 to $427,731.  The decrease in customer relationships resulted in an increase in the provisional value of goodwill from $492,450 to $777,605.  The decrease in customer relationships also resulted in a decrease of $7,919 in amortization expense for the current period.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 3. BUSINESS ACQUISITIONS (Continued)

The Company amortizes the noncompetition agreement according to the terms of the asset purchase agreement.  Customer relationships and permits are amortized over the average period of expected benefit determined from internal information.  Amortization of customer relationships, permits, and the noncompetition agreement for the nine months ended September 30, 2016 and 2015 was $49,086 and $0, respectively.

Since the date of acquisition, revenues of $114,281 were included in the Company's consolidated net loss for the nine months ended September 30, 2016.

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

Pro Forma Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$1,042,237	$1,170,244	$3,359,015	$3,201,935

Net Income (Loss)	$(791,329)	$(502,241)	$(2,277,900)	$(1,290,598)

Basic and Diluted Earnings
(Loss) per Share	$(0.11)	$(0.21)	$(0.40)	$(1.23)

Basic and Diluted Weighted
Average Class A and Common
Shares Outstanding	6,896,923	2,441,536	5,744,898	1,046,178

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

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2016			December 31, 2015
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$1,828,431	$(510,506)	$1,317,925	$706,300	$(120,520)	$585,780
Permits, licenses, and lease acquistion costs	964,591	(76,575)	888,016	304,400	(14,748)	289,652
Noncompete agreements	189,464	(32,132)	157,332	70,000	(7,583)	62,417
Insurance contracts and domain names	331,550	(69,073)	262,477	-	-	-
Proprietary software	280,800	(39,000)	241,800	-	-	-
Bond form library	12,000	(1,667)	10,333	-	-	-
Non-solicitation agreement	28,000	(18,083)	9,917	28,000	(7,584)	20,416

	$3,634,836	$(747,036)	$2,887,800	$1,108,700	$(150,435)	$958,265

Future Amortization

The future amortization associated with the intangible assets is as follows:

	September 30,
	2017	2018	2019	2020	2021	Thereafter	Total

Customer relationships	$612,964	$552,755	$152,206	$-	$-	$-	$1,317,925
Permits, licenses and lease acquisition costs	99,832	82,721	81,165	81,165	81,165	461,968	888,016
Noncompete agreements	37,893	37,893	37,892	33,810	9,844	-	157,332
Insurance contracts	165,775	96,702	-	-	-	-	262,477
Proprietary software	93,600	93,600	54,600	-	-	-	241,800
Bond form library	4,000	4,000	2,333	-	-	-	10,333
Nonsolicitation agreement	9,917						9,917

	$1,023,981	$867,671	$328,196	$114,975	$91,009	$461,968	$2,887,800

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 4. INTANGIBLE ASSETS (Continued)

Future Amortization (continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	25
Permits, licenses, and lease acquisition costs	107
Non-compete agreements	50
Insurance contracts and domain names	19
Proprietary software	31
Bond form library	31
Nonsolicitation agreement	9

NOTE 5. INVESTMENT IN AFFILIATES

The Company has various investments in equity method affiliates, whose businesses are in real estate and real estate services.  The Company's interests in its affiliates ranges from 7.15% to 30%.

The following table is a reconciliation of the Company's investments in equity affiliates as presented on the consolidated balance sheet:

	2016	2015

Beginning of year	$657,528	$47,263
Additional investments in unconsolidated affiliates	258,166	670,232
Distributions received	(16,515)	(32,000)
Sale of investment in unconsolidated affiliate	-	(31,780)
Equity in net income (loss) of unconsolidated affiliates	(32,958)	3,813

End of period	$866,221	$657,528

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 6. CONVERTIBLE NOTE RECEIVABLE

On September 13, 2016, the Company purchased an unsecured convertible note receivable from Breezeway Homes, Inc. ("Breezeway") for the principal sum of $100,000.  The note bears interest at three percent (3%) per annum.  Principal and accrued interest are payable on demand at the earlier of December 31, 2018 or the closing of Breezeway's next equity financing.  The conversion provisions will be determined by the amount, date and timing of Breezeway's next equity financing.

NOTE 7. NOTE PAYABLE, FORMER STOCKHOLDER

In connection with the former controlling stockholder's sale of his entire interest in the Company, the Company became obligated on a note payable to the former stockholder in the principal amount of $135,494.  The note bore interest at 5.76% per annum, was due February 12, 2016 and was secured by the Company's 40% interest in Ananda Investments, LLC ("Ananda".)  During September 2015, Ananda made a distribution to its members.  The Company's share of the distribution was $32,000 and was distributed directly to the former controlling stockholder instead of to the Company.  In accordance with the terms of the note payable, the distribution made by Ananda to the former controlling stockholder was treated as a reduction of principal, thus reducing the outstanding principal balance to $103,494.

NOTE 8. NOTES PAYABLE, STOCKHOLDERS

	September 30,	December 31,
	2016	2015

Note payable to a limited liability company,
bearing interest at 5% per annum, unsecured,
prinicpal and interest due February 12, 2016	$-	$50,000

Note payable to a limited partnership,
bearing interest at 5% per annum, unsecured,
principal and interest due February 12, 2016	-	50,000

	$-	$100,000

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

NOTE 9. CAPITAL STOCK

As discussed in Note 8, the Company issued 5,223 shares of common stock to each of the two controlling stockholders at a price of $10.15 per share in exchange for the extinguishment of notes payable and accrued interest, totaling $106,028.

On March 11, 2016, the Company amended its certificate of incorporation to reduce authorized shares of common stock from 18,000,000 to 11,000,000 shares; authorized shares of Class A common stock from 1,300,000 shares to 1,161,116 shares; and, preferred stock from 3,000,000 shares to 1,000,000 shares.

During the nine months ended September 30, 2016 the Company raised $41,761,319, in cash, from the issuance of its common stock.  The stock was issued at a price of $10.15 per share and represents the issuance of 4,114,415 shares.  Of that amount, the controlling stockholders had purchased, for cash, 2,906,403 shares for a total cash consideration of $29,499,990.  As a group, entities related to the Company's officers and directors purchased 3,001,254 shares for a total cash consideration of $30,462,729.

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 10. FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 3.), the Company acquired the leases for three hundred sixty-nine billboard locations.  Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to two hundred twenty-four months.  In many instances, the Company can cancel the lease with little or no penalty.  Ground rents for the nine months ended September 30, 2016 and 2015 were $366,987 and $56,146, respectively.  Contingent rents included in ground rents for the nine months ended September 30, 2016 and 2015 were $36,989 and $2,134 respectively.

Future minimum rents are as follows for the twelve months ending September 30:
2017	$591,837
2018	546,866
2019	509,418
2020	474,982
2021	448,819
Thereafter	2,527,708

$5,099,630

NOTE 11. INDUSTRY SEGMENTS

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

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 11. INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC ("LMH")

LMH conducts the Company's billboard rental operations.  LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.
				Total
Nine Months Ended September 30, 2016	GIG	LMH	Unallocated	Consolidated

Revenue	$276,850	$2,273,210	$-	$2,550,060
Segment loss from operations	(480,585)	(663,387)	(1,091,658)	(2,235,630)
Capital expenditures	1,265,000	9,639,824	-	10,904,824
Depreciation and amortization	119,926	1,130,800	-	1,250,726

				Total
Nine Months Ended September 30, 2015	GIG	LMH	Unallocated	Consolidated

Revenue	$-	$349,161	$9,700	$358,861
Segment loss from operations	-	(206,737)	(482,162)	(688,899)
Capital expenditures	-	9,924,565	-	9,924,565
Depreciation and amortization	-	211,304	-	211,304

				Total
Three Months Ended September 30, 2016	GIG	LMH	Unallocated	Consolidated

Revenue	$83,089	$959,148	-	$1,042,237
Segment loss from operations	(237,342)	(203,649)	(343,533)	(784,524)
Capital expenditures	-	445,451	-	445,451
Depreciation and amortization	71,851	429,231	-	501,082

				Total
Three Months Ended September 30, 2015	GIG	LMH	Unallocated	Consolidated

Revenue	$-	$349,161	$-	$349,161
Segment loss from operations	-	(174,776)	(275,224)	(450,000)
Capital expenditures	-	3,239,961	-	3,239,961
Depreciation and amortization	-	189,331	-	189,331

				Total
As of September 30, 2016	GIG	LMH	Unallocated	Consolidated

Goodwill	$592,325	$7,325,528	$-	$7,917,853
Total assets	1,653,998	19,371,609	42,636,968	63,662,575

				Total
As of September 30, 2015	GIG	LMH	Unallocated	Consolidated

Goodwill	$-	$3,742,465	$-	$3,742,465
Total assets	-	10,094,712	14,184,187	24,278,899

BOSTON OMAHA CORPORATION
And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

NOTE 12. SUBSEQUENT EVENTS

On May 19, 2016, General Indemnity Group, LLC, Boston Omaha Corporation's wholly-owned subsidiary entered into a Stock Purchase Agreement with the shareholders of United Casualty and Surety Insurance Company ("UC&S",) a Massachusetts corporation, pursuant to which General Indemnity Group, LLC will purchase all of the outstanding capital stock of UC&S.  The purchase price for the acquired stock will be $13,000,000, to be paid to the selling stockholders at closing.  UC&S is an insurance company headquartered in Quincy, Massachusetts, specializing in providing surety bonds.  UC&S is authorized to conduct business in Massachusetts, Rhode Island, New Hampshire, Maine, New York, New Jersey, Connecticut, Pennsylvania and Florida.  The closing of the acquisition is contingent upon certain conditions, including the approval by the Massachusetts Division of Insurance of an acquisition of control statement on Form A, which was submitted following the signing of the Stock Purchase Agreement.  The approval hearing is scheduled to occur on November 15, 2016.

On October 27, 2016, the Company's Board of Directors approved an increase in its size from four directors to five directors.  Robert T. Slezak was elected to the Board of Directors on October 27, 2016 to fill the position of the fifth director.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently operate several lines of business, including outdoor billboards and related advertising services, a surety insurance brokerage firm, and maintain minority ownership positions in several real estate ventures.  Since June 2015, we have acquired six different outdoor billboard businesses located in Alabama, Florida, Georgia and Wisconsin, which own and operate over 590 billboard signs.  In April 2016, we also completed an acquisition of a surety bond business, thus expanding our operations in insurance.

Acquisitions.

In April 2016, we acquired The Warnock Agency, Inc., a broker of surety insurance policies.  On May 19, 2016, General Indemnity Group, LLC, our wholly-owned subsidiary, entered into a stock purchase agreement with the shareholders of United Casualty and Surety Insurance Company ("UC&S"), pursuant to which General Indemnity Group, LLC will purchase all of the outstanding capital stock of UC&S.  The purchase price for the acquired stock will be $13,000,000, to be paid to the selling stockholders at closing.  UC&S is an insurance company headquartered in Quincy, Massachusetts, specializing in providing surety bonds.  UC&S is authorized to conduct business in Massachusetts, Rhode Island, New Hampshire, Maine, New York, New Jersey, Connecticut, Pennsylvania and Florida.  The closing of the acquisition is contingent upon certain closing conditions, including the approval by the Massachusetts Division of Insurance. A hearing by the Massachusetts Division of Insurance on our application is currently scheduled to occur on November 15, 2016.

 Our business objective is to grow intrinsic value per share at an attractive rate by retaining capital to reinvest in the productive capabilities of our current subsidiaries, make opportunistic investments, and/or invest in new, other potentially durable earnings streams.

We were formed by a Delaware corporation then known as Akashic Ventures, Inc. ("Akashic") for purposes of acquiring financially attractive real estate properties.  Until December 31, 2015 we owned a 40% membership interest in Ananda Investments, LLC ("Ananda"), a Texas limited liability company that owns a particular real estate property near and west of downtown Houston, Texas.  On December 31, 2015, we sold this interest to Richard Church, our former principal stockholder, in exchange for cancellation of a promissory note we issued to Mr. Church in the original principal amount of $135,494.

Financing Activities:

In January 2016, we commenced an offering of shares of our common stock to accredited investors (the "2016 Financing") at a price of $10.15 per share.  We raised $41,761,319 in gross proceeds, issuing an additional 4,114,415 shares of our Common Stock.  Magnolia and Boulderado acquired approximately 62.3% and 8.4%, respectively, of the Common Stock sold in the 2016 Financing.  In addition, other directors and officers directly or indirectly acquired beneficial ownership of approximately an additional 2.3% of the Common Stock sold in the 2016 financing.

  As of September 30, 2016, we had issued and outstanding 5,841,815 shares of Common Stock, 1,055,560 shares of Class A Common Stock and warrants to purchase 105,556 shares of Class A Common Stock.  Assuming all currently exercisable warrants are exercised, Magnolia and Boulderado collectively own approximately 82.6% of our current outstanding shares of common stock on a combined basis.  As each share of Class A Common Stock has 10 votes, Magnolia and Boulderado combined control the voting of 92.6% of all votes held by the holders of Class A Common Stock and Common Stock on a combined basis.

We became a publicly held corporation in November 2012 when Akashic distributed to certain of its shareholders a total of 132,927 shares of our Common Stock held by it under a registration statement declared effective by the Securities and Exchange Commission.  On November 9, 2016, we registered as a reporting company under the Securities Exchange Act of 1934, as amended, and our Common Stock trades on the OTCQX Exchange under the trading symbol "BOMN."

 Plan of Operation

Present management took over operations in February 2015.  Since June 2015, we have acquired outdoor billboard assets in Alabama, Florida, Georgia and Wisconsin and expect to continue to seek additional acquisitions in billboard advertising.  We have also acquired an insurance brokerage firm specializing in surety insurance and have entered into an agreement to acquire UC&S, an insurance company specializing in providing surety bonds. We believe these businesses offer the potential to provide a durable and growing cash flow stream over time.  In addition, we believe that in the outdoor billboard business, multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, and a growing use of billboard advertising by customers who previously ignored or underutilized the medium due to the general inflexibility of static board contracts.  We source acquisitions both internally via phone calls or mailings and also by receipt of target acquisition opportunities from a number of brokers and other professionals.

In addition to these completed and pending acquisitions, we are also seeking opportunities to acquire other businesses or a significant interest in existing businesses.  We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, while utilizing minimal to no debt, and that are available at a reasonable price.  However, we may consider minority positions.  In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

From June 19, 2015 through September 30, 2016, we have raised $66,872,500 through the sale of our equity securities, which includes the conversion of $611,181 in principal and interest under certain loans to equity.  We have also extinguished the remaining $135,494 in debt through the exchange of our minority interest in a real estate venture for the cancellation of this debt.  As a result, and after payment for the acquisitions described above, as of September 30, 2016, we had $42,375,758 in unrestricted cash and no debt.  This figure excludes our obligation to pay approximately $13,000,000 to the stockholders of UC&S if and when the UC&S transaction is consummated.

 Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues.  During the third quarter of 2016, we had revenues of $1,042,237 as compared to revenues of $349,161 during the third quarter of 2015.  We realized revenues of $959,148 from billboard rentals during the third quarter of 2016.  We also realized revenues of $83,089 from insurance commissions from our subsidiary, The Warnock Agency, Inc., which we acquired in April 2016.  Revenues increased in our billboard operations to $959,148 during the third quarter of 2016 from $349,161 during the third quarter of 2015 as we significantly increased our billboard operations through several acquisitions.

 Quarter over quarter revenue increased 4.8% in the third quarter of 2016 from the second quarter of 2016, with billboard revenues increasing by 19.8% to $959,148 during the third quarter of 2016 from $800,518 during the second quarter of 2016.  This increase was derived primarily from the seasonal increase in revenues from our Wisconsin billboards, which are primarily located in a summer vacation region, increased revenues generally for all of our billboard operations, and to a lesser extent from the purchase of 24 billboards during the second quarter of 2016.  The increase in billboard revenues was partially offset by a reduction in revenue from insurance commissions from $193,761 during the second quarter of 2016 to $83,089 during the third quarter of 2016.  This decrease is primarily attributable to the timing of receipt of certain commissions.

Expenses.  During the third quarter of 2016, we had expenses in the amount of $1,826,761, primarily from the cost of employees, cost of billboard revenues excluding depreciation and amortization expenses, and general and administrative expenses, which combined totaled $1,043,960.  Non-cash expenses included $245,787 in depreciation and $255,295 in amortization expenses associated with our acquisitions in 2015 and 2016 or on a combined basis, 27.4% of costs and expenses during the third quarter of 2016.  We also incurred $281,719 in professional fees, associated primarily with legal and accounting expenses incurred in connection with completing certain audits associated with prior acquisitions, costs associated with our 2016 Financing, as well as our costs incurred in listing on the OTCQX and other costs associated in operating a public company.  During the third quarter of 2015, we had costs and expenses of $799,161, as our billboard operations were more limited in 2015 and we had just begun to incur costs associated with our surety insurance business.

Expenses increased 10.6% in the third quarter of 2016 to $1,826,761 from $1,651,450 during the second quarter of 2016 as a result of increased billboard operations, the additional costs of certain billboards acquired late in the second quarter of 2016, and increased depreciation and amortization expenses associated with the acquisitions we completed.  Compared to the second quarter of 2016, general and administrative expenses increased by 7.3% in the third quarter of 2016 and professional fees decreased by 18.8% to $281,719 from $346,975 during the second quarter of 2016 when we completed several acquisitions and negotiated and signed the agreement to acquire all of the shares of UC&S.

Net Loss from Operations.   Net loss from operations during the third quarter of 2016 increased 74.3% to $784,524 from a net loss from operations of $450,000 during the third quarter of 2015.   $501,082 of this net loss from operations during the third quarter of 2016 is associated with non-cash amortization and depreciation expenses.  In addition, certain of our professional legal and accounting expenses are one-time expenses associated with acquisitions and financing activities.  At September 30, 2016, we had recorded goodwill at $7,917,853 and intangible assets of $2,887,800, net of amortization compared to recorded goodwill of $7,632,698 and intangible assets of $3,428,250, net of amortization at June 30, 2016.  We expect to continue to incur significant depreciation, and amortization expenses for the foreseeable future as we incur depreciation and amortization charges associated with completed acquisitions, our pending anticipated acquisition of UC&S and potential future acquisitions. Net loss from operations during the third quarter of 2016 decreased to 75.3% of revenues from a net loss from operations of 128.8% of revenues during the third quarter of 2015.

Our net loss from operations during the third quarter of 2016 increased to 75.3% of total revenues as compared to a net loss from operations of $657,171 during the second quarter of 2016, or 66.1% of total revenues.  The increase in net loss from operations in the third quarter of 2016 is due primarily to higher operating costs, depreciation and amortization expenses as well as the decrease in revenues realized during the third quarter of 2016 due to the timing of receipt of certain insurance commissions.  Our strategy is to continue to acquire additional billboard businesses and other businesses which offer the potential to provide a durable and growing cash flow stream over time and which we believe will provide the volume of revenues necessary to operate profitably.

Other Income (Expense).  During the third quarter of 2016, we had a loss of $6,623 in equity from our interests in certain real estate ventures, a decrease from equity income of $4,151 during the third quarter of 2015 from our now discontinued interest in Ananda Holdings.  This also compares to equity income during the second quarter of 2016 of $17,826.  During the third quarter of 2016, we had interest expense in the amount of $182, a decrease from interest expense of $3,442 in the third quarter of 2015.  All of the 2015 interest expense was due to loans issued to Boulderado and Magnolia and a prior loan issued by the Company to Richard Church.  We converted or otherwise extinguished many of our outstanding loans in 2015 and converted the final outstanding loans during the first quarter of 2016.

Net Loss.   We had a net loss before income taxes of $791,329 during the third quarter of 2016, compared to a net loss before income taxes of $449,291 during the third quarter of 2015 and a net loss of $639,661 during the second quarter of 2016, or a per-share loss of $0.11 during each of the third quarter of 2016 and the second quarter of 2016, a decrease from the net loss per share of $.18 for the third quarter of 2015.  Although the net loss increased between the second and third quarters of 2016, the net loss per share remained the same because the shares sold in the 2016 financing increased the number of weighted average shares outstanding from 5,945,267 at June 30, 2016 to 6,896,923 at September 30, 2016.  Our net loss during the third quarter of 2015 was based on 2,441,536 weighted average shares outstanding.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues.  We realized revenues of $2,550,060 during the nine months ended September 30, 2016.  $2,273,210 of these revenues were from billboard rentals.  We completed three billboard business acquisitions at various times during this nine month period.  Revenues during the first nine months ended September 30, 2016 also included $276,850 in revenues from The Warnock Agency, Inc. which we acquired during the second quarter of 2016.   During the first nine months of 2015, we had revenues in the amount of $349,161 from billboard revenues as we acquired billboards late in the second quarter and during the third quarter of 2015.  We no longer provide the real estate consulting services from which we derived revenues of $9,700 during the first nine months of 2015.

Expenses.  During the nine months ended September 30, 2016, we had expenses in the amount of $4,785,690, primarily from the cost of employees, cost of billboard revenues excluding depreciation and amortization expenses, and general and administrative expenses, which combined totaled $2,532,068.  Non-cash expenses included $654,125 in depreciation and $596,601 in amortization expenses associated with our acquisitions in 2015 and 2016, or 26% of total costs and expenses.  We also incurred $974,214 in professional fees, associated primarily with legal and accounting expenses associated with a number of acquisitions which occurred in 2016, accounting costs associated with financial reporting obligations for acquisitions completed in 2016, costs associated with the 2016 Financing, costs associated with our listing on the OTCQX and our costs incurred as a public company.  During the first nine months of 2015, we had expenses in the amount of $1,047,760, which expenses were primarily professional fees incurred in connection with several acquisitions and potential acquisitions, financing transactions, our costs of reorganizing as a Delaware corporation and related reorganization activities, and costs incurred as a public company.

 Net Loss from Operations.  Net loss from operations was $2,235,630 for the nine months ended September 30, 2016.  Non-cash depreciation and amortization expenses associated with acquisitions accounted for $1,250,726 of the loss.  This compares to net losses from operations in the amount of $688,899 during the first nine months of 2015 when we had limited billboard operations and depreciation and amortization expenses totaling $211,304.

Other Income (Expense).   During the first nine months of 2016, we had a loss of $32,958 in equity from our interests in certain real estate ventures.  We also incurred interest expense of $2,240.  During the first nine months of 2015, we had equity income from our now discontinued interest in Ananda Holdings, in the amount of $12,565.  During the first nine months of 2015, we had interest expense in the amount of $19,745.

 Net loss.   We had a net loss in the amount of $2,270,828 during the first nine months of 2016, or a per-share loss of $0.40, based on 5,744,898 weighted average shares outstanding.  This compared to a net loss in the amount of $696,079 during the first nine months of 2015, or a per-share loss of $0.67, based on 1,046,178 weighted average shares outstanding.

Liquidity and Capital Requirements

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, a surety insurance brokerage firm we acquired in April 2016, and have minority investments in several real estate entities.  We also have a pending acquisition of UC&S with a purchase price of $13,000,000.  Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows.  We currently expect to finance any future acquisition with cash and seller or third party financing.  In the future, we may satisfy a portion of the purchase price for a property with the Company's equity securities.  At September 30, 2016, we had $42,375,758 in unrestricted cash.  As a result, we have adequate resources to complete the UC&S acquisition and a certain limited number of potential future acquisitions with these proceeds.  If and when we exhaust the funds from the 2016 Financing, we may choose to raise additional funding to complete potential future acquisitions that are available at a reasonable price.

We continue to explore both the type and scope of acquisitions and business lines that we wish to pursue.  The amount of capital that we will need will depend on the scope of the acquisitions and business lines that we ultimately decide to pursue, which is uncertain at this time.  However, for us to acquire significant additional businesses, we may need to undertake certain financing activities once we exhaust the funding raised in the 2016 Financing.  The sources for financing would initially most likely be institutional investors or accredited individuals although we may also consider raising additional funds through the public markets.  We currently do not have any binding commitments for additional financing.  We cannot assure anyone that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonably terms.  If we do not obtain additional financing, it may limit the acquisitions we can complete.   We cannot assure anyone that we will be successful in obtaining necessary capital in our acquisition activities or that any acquisition will achieve or maintain profitability.

Seasonal Effects and Effects of Inflation

Management believes that its business interests in real estate and outdoor billboard advertising are not subject to significant seasonal variations, although certain of our billboard operations in Wisconsin may realize increased revenues during the summer months due to their locations in regions with a large number of summer visitors.  Management further believes that the service nature of the businesses we operate may not be as impacted by inflation as more capital intensive businesses, since materials are not anticipated to be a significant component of our costs, and we currently possess businesses with relatively minimal capital expenditure needs.  However, management also believes inflation can affect all businesses.  Our labor, electricity usage, insurance, and other costs may be subject to inflationary pressures.  It should also be understood that we own digital billboards within our billboard assets, which must be replaced over time to maintain revenue levels and remain competitive, therefore depreciating faster than static billboards.  Historically, the cost of digital billboard faces has declined while useful lives have increased as the technology advanced, thus proving somewhat deflationary.  There is no guarantee that this will continue though, and the cost of digital billboard faces may increase.  In addition, significant decreases in general economic conditions may reduce outdoor advertising rates and adversely impact the real estate market.  Currently, we do not anticipate raising significant debt financing; therefore, we do not anticipate that operating results will be adversely affected by increased interest rates.  In the future though, we may seek to raise additional capital through debt or convertible debt financings, and in such an event, increased interest rates may increase the cost of any future borrowing.

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

  Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Our management believes that the lack of a formal risk assessment process and monitoring structure raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting.  Because of this material weakness, our management believes that as of September 30, 2016, our company's internal controls over financial reporting may not be effective.

Despite our current view that internal controls over financial reporting may not be effective, we have taken a number of steps to address this potential area of risk.  In June 2016, we hired a full-time controller.  The controller is working on a risk assessment, currently analyzing existing internal controls and coordinating our efforts to remediate any potential deficiencies in our internal controls over financial reporting.  In addition, earlier this year, we appointed our first independent member of our board of directors and we recently added Robert Slezak as an additional independent director.  Mr. Slezak has significant financial experience as the chief financial officer of the company now known as TD Ameritrade, having served as its chief financial officer before it became a public company and for a period when it was a public company.  Notwithstanding the assessment that our internal control over financial reporting may not be effective and that there were material weaknesses as identified in this report, based on our recent actions and the post-closing procedures performed, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2016, we sold 1,398 shares of our Common Stock at a purchase price of $10.15 per share to accredited investors in an offering under Rule 506 of Regulation D, for total proceeds of $14,190.  There were no commissions paid in connection with the offering.

Of the 1,398 shares sold, 1,000 shares were subscribed prior to the close of our 2016 Financing.  The remaining 398 shares were sold pursuant to our rights offering which allowed holders of our common stock on January 15, 2016 (other than Boulderado and Magnolia) to participate based upon their proportionate ownership of our common stock prior to commencement of the 2016 Financing.

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

  BOSTON OMAHA CORPORATION
(Registrant)

By: /s/ Alex B. Rozek
Alex B. Rozek,
President (Principal Executive Officer)

November 14, 2016

By: /s/ Joshua Weisenburger
Joshua Weisenburger
Controller  (Chief Accounting Officer)

November 14, 2016