Form 10-K
period 2016-12-31
BOSTON OMAHA Corp
filed 2017-03-24
CIK 1494582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number 000-55714

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $22,549,277.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,841,815 of Common Stock as of March 24, 2017 and 1,055,560 shares of Class A Common Stock as of March 24, 2017.

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

PART I

Item 1.  Business.

Our Company

Since June 2015, Boston Omaha Corporation has been in the business of outdoor billboard advertising, acquiring existing billboard locations in Florida, Alabama, Georgia and Wisconsin.  In September 2015, we organized a new subsidiary, General Indemnity Group, LLC, to commence insurance operations, which in April 2016 acquired The Warnock Agency, Inc., a broker of surety insurance, and subsequently acquired a licensed surety insurance company, United Casualty and Surety Insurance Company ("UC&S"), in December 2016.  We also have acquired minority interests in a commercial real estate brokerage, property management and real estate services company located in Las Vegas, Nevada and minority interests in one other commercial and two other residential real estate ventures.  Our objective is to grow intrinsic value per share at an attractive rate by retaining capital to reinvest in the productive capabilities of our current subsidiaries, make opportunistic investments, and/or invest in new, anticipated durable earnings streams.  Each of these options for capital will be compared to one another on a regular basis, and capital deployed according to our management's judgment as to where allocated capital has the potential to achieve the best return.

Our History

Boston Omaha Corporation was originally incorporated as REO Plus, Inc. ("REO") on August 10, 2009 under the laws of the State of Texas.  On March 18, 2015, we reincorporated as a Delaware corporation and changed our name to Boston Omaha Corporation.  Our principal business address is 292 Newbury Street, Suite 333, Boston, Massachusetts 02115, and our telephone number is 857-256-0079.  We became a publicly held corporation in November 2012 when Akashic Ventures, Inc., our prior principal stockholder, distributed to certain of its shareholders a total of 132,992 shares of Company common stock held by it.  We registered as a reporting company under the Securities Exchange Act of 1934, as amended, on November 9, 2016.  In 2016, we were listed for trading on the OTCQX under the trading symbol "BOMN."

On February 13, 2015, Magnolia and Boulderado acquired from Richard Church, all of the shares of the company's common stock owned by Mr. Church, representing approximately 95% of the company's issued and outstanding shares.  Mr. Church also sold to each of Boulderado and Magnolia interest in two promissory notes issued by the company to Mr. Church in the principal amount of $398,224.  These notes were subsequently converted into our common stock.  Finally, Mr. Church retained a non-recourse promissory note issued by Ananda Holding, LLC ("Holding"), our wholly-owned subsidiary, in the principal amount of $135,494 (the "Holding Note").  Under the terms of the Holding Note, Holding could transfer our entire interest in Ananda Investments, LLC, the principal asset owned by REO, to Mr. Church in exchange for the Holding Note and Mr. Church could exchange the Holding Note for our entire interest in Ananda Investments.  In December 2015, Mr. Church received the interest in Ananda Investments in exchange for cancellation of the Holding Note.  As a result of these transactions, we have no debt outstanding.

On February 19, 2015, Alex B. Rozek was elected as our sole Director and President.  On March 18, 2015, Mr. Rozek elected Adam K. Peterson, a principal of Magnolia as an additional Director and as our Executive Vice President. Mr. Rozek and Mr. Peterson serve as Co-Chief Executive Officers and Co-Chairmen of the Board of the Company.  Mr. Brendan J. Keating was subsequently elected to our Board of Directors in February 2016 and Mr. Bradford B. Briner was elected to our Board of Directors in April 2016.

On March 18, 2015, we converted from a Texas corporation to a Delaware corporation and adopted new bylaws.  On June 17, 2015, we amended and restated our Certificate of Incorporation.  As part of the Amended and Restated Certificate of Incorporation, we effected a 1:7 reverse stock split of our common stock effective as of June 17, 2015.  We also created an additional series of our stock named Class A common stock.  Each share of Class A common stock is identical to the common stock in liquidation, dividend and similar rights.  The only difference between the Class A common stock and our common stock is that each share of Class A common stock has 10 votes for each share held, while the common stock has a single vote per share and certain actions cannot be taken without the approval of the holders of the Class A common stock. There are currently 1,055,560 shares of our Class A common stock outstanding, which shares are owned in equal amounts by each of Boulderado and Magnolia.

Since February 2015, we have raised $66,872,500 in equity financing, of which $43,305,577 and $11,305,595 have been invested by Magnolia and Boulderado Partners, respectively.  We raised these funds primarily in three separate rounds of financing, each of which coincided with pending or anticipated acquisitions.

Our Acquisitions and Equity Investments

Since June 2015, we have expended over $40 million in the acquisition of businesses in outdoor billboard advertising and in surety insurance and brokerage operations, as well as purchased equity interests in several real estate businesses.  All of our acquisitions to date have been in billboard and surety insurance businesses and we anticipate continuing to seek acquisitions in these businesses areas and to possibly expand into other businesses that we believe have the potential to provide durable streams of earnings power at an attractive level relative to capital employed.

Link Media Holdings:  Since June 19, 2015, in eight unrelated acquisitions, we have acquired numerous billboards, many with multiple faces, and related easements, operating assets and rights in some instances to construct additional billboards.  These billboards are located in Alabama, Florida, Georgia and Wisconsin.  We paid a combined purchase price of $24,988,460 for these billboards and related assets.  As of January 31, 2017, we owned 491 billboard structures containing a total of 819 faces, of which 26 are digital displays.

General Indemnity:  On April 20, 2016, our subsidiary, General Indemnity Group, Inc. ("GIG"), acquired the stock of The Warnock Agency for $1,345,000, a broker of surety products. On May 19, 2016, GIG entered into a Stock Purchase Agreement with the shareholders of United Casualty and Surety Insurance Company ("UC&S"). On December 5, 2016, the Massachusetts Division of Insurance approved the transaction and the transaction was completed on December 7, 2016. The purchase price for the acquired stock was $13,000,000 and in addition, we have contributed $2.75 million in statutory capital to UC&S since the beginning of 2017.  UC&S is an insurance company headquartered in Quincy, Massachusetts, specializing in providing surety bonds.  UC&S is authorized to conduct business in 12 states and we are currently seeking approval to expand this authorization to all 50 states and the District of Columbia.  A.M. Best, which rates insurance companies based on factors of concern to policyholders, rates UC&S "A-" (Excellent).  A.M. Best currently assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "S" (Rating Suspended). "A-" (Excellent) is the fourth highest rating. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company's securities.

Real Estate: We have made minority equity investments totaling $928,398 in four businesses involved in the acquisition, holding, operation, management, financing and sale of residential real estate and the management of commercial real estate.  The residential real estate investments and the investment in the company that invests in commercial retail centers are projects which we expect to be finite in duration, while the commercial real estate services investment is anticipated to be perpetual with our share of any recurring earnings over time to accrue indefinitely as long as the management services company remains in business.

Industry Background

We currently operate outdoor billboard advertising services and sell surety insurance products and have made minority investments in several real estate services firms.

Outdoor Billboard Advertising:  We currently own and operate 491 billboard structures containing a total of 819 faces, of which 26 are digital displays. Bulletins are large, advertising structures consisting of panels on which advertising copy is displayed. On traditional billboards, the customer's advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard structure.  Bulletins are usually located on major highways and target vehicular traffic. We generally lease individually-selected bulletin space to advertisers for the duration of the contract (usually one to twelve months).  In addition to the traditional displays described above, we also have digital ad displays. Outdoor billboards were estimated as a $4.8 billion market in the U.S. in 2015.  Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for an additional estimated $2.6 billion in revenues in 2015.

Insurance Services.  Surety insurance occurs when one party guarantees payment or performance by another party for an obligation or undertaking.  Many obligations are guaranteed through surety bonds. Common types of surety bonds include commercial surety bonds and contract surety bonds.  Suretyship is an integral part of the functioning of government and commerce. In many complex endeavors involving risk, a need exists to have a third party assure the performance or obligations of one party to another party. Surety companies are the "third parties" that provide such assurances in return for premium payments.  Surety bonds are provided in government bidding and contracting processes as well as for individuals obtaining various government licenses.  Various types of bonds are designed to insure a contractor bidding on a project will enter into the contract at the stated bid price, that the contractor will complete the project, and that contractors will pay their subcontractors and suppliers.

Surety bonds are regulated by state insurance departments. Surety insurance companies operate on a different business model than traditional casualty insurance. Surety is designed to prevent a loss.  Though some losses do occur, surety premiums do not contain large provisions for loss payment. The surety takes only those risks which its underwriting experience indicates are safe. This service is for qualified individuals or businesses whose affairs require a guarantor.  The surety views its underwriting as a form of credit, much like a lending arrangement, and places its emphasis on the qualifications of the prime contractor or subcontractor to fulfill its obligations successfully, examining the contractor's credit history, financial strength, experience, work in progress and management capability. After the surety assesses such factors, it makes a determination as to the appropriateness and the amount, if any, of surety credit.

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the $6 billion surety market. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm's capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company's underwriting requirements.  Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties.

Real Estate Management and Other Real Estate Services.  Over the five years leading up to 2016, the commercial real estate industry has recovered from the difficult recessionary environment that was characterized by tightened lending conditions and a severe decline in all forms of real estate construction. As more investment continues in office, medical and other segments of the real estate market, the demand by investors in a commercial real estate market estimated at $15 trillion is anticipated to continue to grow and we believe that the need for management, brokerage and other services will continue to provide an attractive opportunity for investment.

Strategy

Since present management took over in February 2015, we have engaged in acquisitions in outdoor advertising, surety insurance and commercial and residential real estate management and services.  Our strategy focuses on investing in companies with durable streams of income which we believe will have the ability to earn attractive rates of return of capital employed.  To date, our acquisitions and operations have been funded by equity investments and debt conversions totaling $66,872,500, of which $43,305,577 and $11,305,595 have been invested by Magnolia and Boulderado, respectively.  We have used a portion of these proceeds from these financings to acquire outdoor billboard assets in Alabama, Florida, Georgia and Wisconsin.  We expect to continue to seek additional acquisitions in billboard advertising.  We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, and a growing use of billboard advertising by customers who previously ignored or underutilized the medium due to the general inflexibility of static board contracts.  We have also used the proceeds of these financings to organize GIG and to complete the acquisitions of a surety insurance broker and UC&S, a surety insurance company.  To date, we have made an investment in a commercial real estate services company in Las Vegas, Nevada and shorter-term investments in a commercial real estate venture in Nevada and two residential real estate development projects in Colorado.

We believe that we can achieve improved operating results by growing our billboard and surety insurance business into larger national businesses.  As we grow our outdoor billboard business, we believe we can seek to expand our customer base to larger national and regional firms.  We may also explore opportunities to expand into other outdoor media markets and related services.  In our surety insurance business, we employ a hybrid distribution model, working both on a direct basis as well as through the traditional agency model.

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

Billboard Advertising.  We seek to capitalize on our growing network and diversified geographical and product mix to grow revenues.  We currently own 491 billboard structures containing a total of 819 faces in Wisconsin, Alabama, Florida and Georgia.  These include 26 digital displays and 19 tri-vision static displays. Each of our billboard structures may have one to four faces.  We believe the outdoor advertising business offers attractive industry fundamentals which we hope to utilize and leverage as we plan to continue to grow our presence in the United States.  We hope that our growing presence will be an attractive tool in identifying and attracting both local and national advertisers.  We work with our customers to enable them to better understand how our billboards can successfully reach their target audiences and promote their advertising campaigns.  Our long-term strategy for our outdoor advertising businesses includes pursuing digital display opportunities where appropriate, while simultaneously utilizing traditional methods of displaying outdoor advertisements, and with a goal of consolidating fragmented markets where applicable.

 Digital displays offer the opportunity to link electronic displays through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays. The ability to change copy by time of day and quickly change messaging based on advertisers' needs creates additional flexibility for our customers. However, digital displays require more capital to construct compared to traditional bulletins and may not be sited in many locations due to concerns over their light disrupting communities.  Currently, our largest presence is in Wisconsin and Alabama, with additional locations in Georgia and Florida. We currently deploy 26 digital billboards and we also have options to establish two additional structures with four digital displays in Florida in the area adjacent to the Florida State Fairgrounds in Tampa.

 Our local production staffs provide to many of our customers a range of services required to create and install advertising copy.  Production work includes creating the advertising copy design and layout, coordinating its printing with outside printing firms and installing the copy on the billboard face.  We provide creative services to smaller advertisers and to advertisers not represented by advertising agencies.  National advertisers often use preprinted designs that require only installation.  Our creative and production personnel typically develop new designs or adapt copy from other media for use on our inventory.  Our creative staff also can assist in the development of marketing presentations, demonstrations, and strategies to attract new clients.

We typically own the physical structures on which our clients' advertising copy is displayed.  We acquire new structures from third parties and erect them on sites we either lease or own or for which we have acquired permanent easements.  The site lease terms generally range from one to 20 years and often come with renewal options, or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases.  In addition to the site lease, we must obtain a permit to build and operate the sign.  Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee.  Traditional bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser.  These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site.  The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.
Insurance Operations.  UC&S has specialized in providing surety bonds since 1989.  UC&S is a licensed and authorized insurance carrier rated "Excellent" by A.M. Best and is approved by the United States Department of the Treasury (570 Circular).  UC&S is currently licensed to conduct business in 12 states.  We are in the process of applying to expand our licenses to all 50 states and the District of Columbia.  In addition to traditional surety bonds for contractors and subcontractors, we offer a wide array of bonds including title, auto dealer, lottery store owner, probate, janitorial dishonesty, transportation and mortgage broker bonds.  We also now offer a "Fast Track Rate Advantage" surety bond program.  This program was developed in response to the needs of small to medium-sized contracting and service firms who expressed a desire for a fast track surety bond program with lower rates and higher bond limits than presently available in the marketplace.
We seek to reduce our risk through limiting policy amounts, extensive underwriting processes, and the use of reinsurance.  Historically, claims on surety insurance are mitigated both by the limited number of claims, limited coverage amounts and by the ability to pursue the customer obtaining the surety bond for recovery of amounts paid.  This contrasts to property and casualty, or life insurance coverages where there is no recovery against the insured.  For the fiscal years ended December 31, 2016 and 2015, claims paid under surety bonds issued by UC&S constituted 0.67% and 0.27%, of UC&S' revenues, respectively.

Competition
The outdoor advertising industry in the United States consists of several large companies involved in outdoor advertising which own a majority of all outdoor billboards, such as Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company.  These companies are estimated to generate more than 50% of the industry's total revenues and several industry sources estimate that there are a large number of other companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future. Part of our strategy is to acquire certain of the smaller and medium sized competitors in markets we deem desirable to advertisers.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on their ability to reach consumers, which is driven by location of the display.

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

Employees

As of December 31, 2016, we had 36 employees, of which 16 were in billboard operation, 17 were in insurance services, and three were in administrative or corporate related activities.  None of our employees are subject to collective bargaining agreements.  We believe that our relationship with our employees is good.

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

 U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Amortization is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Since we commenced operations, we have not been asked or forced to remove or relocate a billboard, although there is no assurance that this will continue to be the case in the future.

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

 Regulation of Our Insurance Business

GIG and its subsidiaries intend to transact their insurance business in many U.S. states and will be subject to regulation in the various states and jurisdictions in which they intend to operate. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.  The states in which GIG and its subsidiaries intend to operate may limit the payment of dividends from GIG to us and, as a result, to our stockholders if and when we ever declare a dividend from the operations of GIG and its subsidiaries.  Currently, we do not anticipate issuing dividends for the foreseeable future.  UC&S is a Massachusetts corporation licensed by the Massachusetts Division of Insurance, and currently has certificates of authority to conduct business in 12 states.  We intend to expand the number of states in which UC&S is licensed to conduct business and will use a portion of our available cash to provide the capital reserves we anticipate will be required as we seek to expand the size and scope of its business.

Rate and Rule Approvals.  GIG's domestic insurance subsidiaries will be subject to each state's laws and regulations regarding rate, form, and rule approvals. The applicable laws and regulations generally establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer's ability to adjust rates and the relative timing of the process are dependent upon each state's requirements. Many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department.

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

Risk-Based Capital (RBC) Requirements.  The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. Our U.S. insurance subsidiaries may be subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy.

Investment Regulation.  Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, certain preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. If certain investments fail to meet these criteria, these investments may be excluded or limited in calculating our compliance in meeting these and other testing criteria.

Other Factors in Our Business Strategy

Acquisition Selection

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

 Issuance of senior and additional securities

To the extent that our Board of Directors determines to obtain additional capital, it may issue debt or equity securities, including senior securities.  Existing shareholders have no preemptive rights to common or preferred stock issued in any securities offering by us, and any such offering might cause a dilution of a stockholder's investment in our company.  We have filed a Registration Statement with the Commission to sell additional shares of common stock to the public and existing shareholders.  The registration statement has not been approved by the Commission and we can offer no assurance that the proposed public offering will be completed.  In the event that the proposed public offering is not completed, we intend to raise additional equity capital from existing stockholders.

Borrowing of money

Our current plan is to continue to fund potential future acquisitions through the sale of our equity securities.  At December 31, 2016, we had $29,564,975 in cash and $3,229,093 in restricted cash and escrowed funds deposited for a business acquisition.  In January 2017, we used $5,800,444 of cash, including $2,983,444 of the aforementioned restricted cash and escrowed funds, to complete two acquisitions in the billboard market.  We currently have adequate cash to fund a limited number of future acquisitions and operations for at least the next 12 months.  Our current plan is to raise additional capital for future acquisitions and working capital and not to raise capital through debt or other borrowings.  Although we have no current plans to do so, we may in the future use a number of different sources in addition to the sale of our common stock to finance our acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by our assets), preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities.  Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.  Our certificate of incorporation and bylaws do not limit the amount of debt that we may incur. Our Board of Directors has not adopted a policy limiting the total amount of debt that we may incur. Our Board of Directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock if then trading on any exchange, growth and acquisition opportunities and other factors.  Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

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

Offering of securities in exchange for property

Although we have no current plans to do so, we may in the future issue shares of common stock in connection with acquisitions of businesses, if management determines that the Company would obtain value on a per share basis similar or greater to the price of the common stock issued.  For issuances of shares in connection with acquisitions, our Board of Directors will determine the timing and size of the issuances.  Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing shareholders in connection with any such issuance. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our common stock issued and outstanding immediately before such transaction.  Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

Activities in which we do not expect to participate

We do not currently intend to invest in publicly traded stock, bonds or other securities, or the securities of other issuers, for the purpose of exercising control, underwrite securities of other issuers, or repurchase or otherwise reacquire our shares or other securities.  Moreover, we have not engaged in any of the preceding activities since our inception.

Legal Proceedings

Due to the nature of our business, we are, from time to time and in the ordinary course of business, involved in routine litigation or subject to disputes or claims related to our business activities, including workers' compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect individually or in the aggregate on our financial condition, cash flows or results of operations.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law on April 5, 2012.  Under this law, we are an "emerging growth company."  This status entails significant advantages, which are discussed below.  To be an "emerging growth company," a company must have:

* Less than $1 billion in annual revenue

* Gone public after December 8, 2011

 * Issued no more than $1 billion in debt

 * Floated no more than $700 million in stock

Companies meeting these requirements have the following significant advantages:

*	They must report only two years of audited financial statements when they file to go public;

*	They can submit a draft registration statement to the SEC for confidential review, which does not have to be publicly filed until 15 days before the road show for the offering;

*	They can "test the waters" by communicating with qualified investors to determine whether such investors might have an interest in a contemplated securities offering;

*	Underwriters of their initial public offering may be able to issue research reports on the stocks ahead of the offerings;

*	They need not comply with any new or revised financial accounting standards until such date such standards are also applicable to private companies;

*	For up to five years, they will be exempt from certain disclosures dealing with executive compensation;

*	They will not be required to have an auditor attest to their internal financial controls over financial reporting;

*
They are exempt from future rules of the Public Company Accounting Oversight Board (which oversee the audits of public companies) mandating auditor rotation or making modifications to the auditor's report; and

*	They do not have to give shareholders a vote on executive compensation, or a so-called "Say-on-Pay Vote."

 An emerging growth company will lose its status as such on the earliest of the following:

*	The last day of the fiscal year in which the company had $1 billion or more in annual gross revenues;

*	The last day of the fiscal year following the fifth anniversary of the company's initial public offering;

*	The date on which the company has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

*	The date on which the company is deemed a "large accelerated filer."

Our status as an emerging growth company will end no later than December 31, 2017.

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

If an entity treated as a partnership for U.S. federal income tax purposes holds our common stock, the tax treatment of a partner or member in such entity will generally depend upon the status of the partner or member and the activities of the entity. Partners or members of such an entity that hold our common stock should consult their own tax advisors.

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

The SEC maintains an internet website that contains these reports at www.sec.gov. Any materials we file with the SEC may also be read or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

*	the need to ensure that we comply with all regulatory requirements in connection with and following the completion of acquisitions;

*	the possibility of acquiring unknown or unanticipated contingencies or liabilities;

*	retaining employees and clients and otherwise preserving the value of the assets of the businesses we acquire; and

*	the need to integrate each acquired business's accounting, information technology, human resource and other administrative systems to permit effective management

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
We have incurred losses since inception and we anticipate that we will continue to incur losses for the foreseeable future.

We have incurred losses in each year since our formation in 2009. Our net loss for the fiscal years ended December 31, 2016 and 2015 were $3,173,375 and $1,047,423, respectively. We have funded our operations to date principally from the sale of securities.  In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over several years, as well as the costs of completing such acquisitions, which are expensed as incurred.  For these reasons, we may continue to incur significant operating losses in the medium term. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity and working capital.

We face intense competition, including competition from companies with significantly greater resources than us, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

The outdoor billboard industry and insurance industries are highly competitive.  There is a concentration in the ownership of billboards in the geographic markets in which we compete and several larger companies dominate the surety insurance business.  Further, new competitors may regularly enter the market.  Any additional industries or markets that we may enter through future acquisitions will also likely be occupied by established competitors.  Many of our competitors have substantially greater financial, marketing, product development and human resources than us.  Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.

Our management recognizes that we will, therefore, be forced to compete primarily on the basis of price, location, performance, service, and other factors.  Our management believes that our ability to achieve sustained profitability will depend primarily on our ability to consummate acquisitions of assets and businesses in competitive markets, skillfully allocate capital, and establish competitive advantages in each of our businesses.  This approach requires that our management perform at a high level and is fraught with risks, many of which are beyond our control or ability to foresee.

Restrictions on outdoor advertising of tobacco, alcohol and other products may restrict the base of clients that can advertise with us.

Settlements between major tobacco companies and all U.S. states and certain U.S. territories include a ban on the outdoor advertising of tobacco products.  Alcohol products and other products may be future targets of advertising bans, and legislation, litigation or out-of-court settlements may result in the implementation of additional advertising restrictions that impact our business.  Any significant reduction in alcohol-related advertising or the advertising of other products due to content-related restrictions could negatively impact our revenues generated from such businesses and cause an increase in the existing inventory of available outdoor billboard space throughout the industry.

If actual insurance claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected.

As we grow our insurance operations, we will be establishing claims and claims adjustment expense reserves.  These reserves will not represent an exact calculation of liability, but instead will represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date.

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

We will attempt to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established or reviewed. Due to the recent acquisition of our insurance subsidiary and the inherent uncertainty underlying claims and claim adjustment expense reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than will be currently reserved.

Because of the uncertainties set forth above, additional liabilities resulting from an accumulation of insured events, may exceed the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations and/or our financial position.

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer surety policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect the growth and profitability of our surety insurance business.

Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage.  A decline in our financial strength rating may adversely affect the amount of business we write.

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company's balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best financial strength ratings range from "A++" (Superior) to "F" for insurance companies that have been publicly placed in liquidation. As of the date of this Annual Report on Form 10-K, A.M. Best has assigned a financial strength rating of "A-" (Excellent) to our operating subsidiary, UC&S.  A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company's ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analysis include but are not limited to:

*	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best's rating;

*	if unfavorable financial, regulatory or market trends affect us, including excess market capacity;

*	if our losses exceed our loss reserves;

*	if we have unresolved issues with government regulators;

*	if we are unable to retain our senior management or other key personnel;

*	if our investment portfolio incurs significant losses; or

*	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

These and other factors could result in a downgrade of our financial strength rating.  A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

*	causing our current and future brokers and insureds to choose other, more highly-rated competitors;

*	increasing the cost or reducing the availability of reinsurance to us;

*	severely limiting or preventing us from writing new insurance contracts; or

*	giving any future potential lenders the right to accelerate or call on any future debt we may incur.

In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations' models for maintenance of certain ratings levels. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.

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

We will also be subject to maintaining compliance within the highly regulated insurance industry as we continue our pursuit of opportunities in that market, including the maintenance of certain levels of operating capital and reserves.  Generally, the extensive regulations are designed to benefit or protect policyholders, rather than our investors, or to reduce systemic financial risk.  Failure to comply with these regulations could lead to disciplinary action, the imposition of penalties and the revocation of our authorization to operate in the insurance industry.  Changes to the regulatory environment in the insurance industry may cause us to adjust our views or practices regarding regulatory risk management, and necessitate changes to our operations that may limit our growth or have an adverse impact on our business.

In addition, certain of the other new markets and industries that we may choose to enter may be regulated by a variety of federal, state and local agencies.

We are subject to extensive insurance regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

Our insurance subsidiary, UC&S, is subject to extensive regulation in Massachusetts, its state of domicile, and to a lesser degree, the other states in which it operates. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write excess and surplus lines of business, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.

In addition, state insurance regulators have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all of our activities or could otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.

The NAIC has adopted a system to test the adequacy of capital of insurance companies, known as "risk-based capital." The Risk-Based Capital Formula establishes the minimum amount of capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at three major areas: 1) Asset Risk; 2) Underwriting Risk; and 3) Other Risk. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business.

Because we are a holding company and a significant portion of our operations are conducted by our UC&S insurance subsidiary, our ability to pay dividends may depend on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary.

Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders will likely depend in significant part on dividends and other distributions from our subsidiaries, including our insurance subsidiary, UC&S. State insurance laws, including the laws of Massachusetts, restrict the ability of UC&S to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Massachusetts law. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.

The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors. See "Dividend Policy."

We may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us.

We use reinsurance to help manage our exposure to insurance risks. Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. In addition, reinsurance programs are generally subject to renewal on an annual basis. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. If we are unable to obtain new reinsurance facilities or to renew expiring facilities, our net exposures would increase. In such event, if we are unwilling to bear an increase in our net exposure, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts.  As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.

Our employees could take excessive risks, which could negatively affect our financial condition and business.

As a business which anticipates it will derive a significant portion of its business from the sale of surety and other insurance products, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees' business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

We may need a significant amount of additional capital, which could substantially dilute your investment.

We may need significant additional capital in the future to continue our planned acquisitions.  No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all.  Failure to do so could have a material adverse effect on our business.  To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time.  We have recently filed a registration statement with the Securities and Exchange Commission to offer up to $46 million of our common stock to the public and our current stockholders.  We intend to use the proceeds from this offering to fund future acquisitions, provide additional capital for our insurance operations as may be required by insurance regulators, and for general working capital purposes.  There can be no assurance that the planned public offering will be successful.

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

We may be unable to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers.
   The delivery of our services and products requires personnel with specialized skills and experience.  Workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to further expand our operations according to geographic demand for our services depends in part on our ability to relocate or increase the size of our skilled labor force. The demand for skilled workers in our areas of operations can be high, the supply may be limited and we may be unable to relocate our employees from areas of lower utilization to areas of higher demand. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Further, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available skilled labor force, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wage rates. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

We depend heavily on the efforts of executive officers, managers and other key employees to manage our operations. The unexpected loss or unavailability of key members of management or technical personnel may have a material adverse effect on our business, financial condition, prospects or results of operations.
 Disruptions or similar problems could increase our expenses.
A natural disaster or an act of terrorism could cause substantial delays in our operations, damage or destroy our equipment or facilities and cause us to incur additional expenses and lose revenue. The occurrence of such extraordinary events may impact our properties specifically or the economy generally, and may substantially decrease the use of and demand for advertising, the market for insurance or negatively impact other areas of our business.  The occurrence of future terrorist attacks, severe weather conditions, military actions, contagious disease outbreaks or similar events cannot be predicted, and their occurrence can be expected to cause local or nationwide disruptions of commercial activities, which may expose us to substantial liabilities, decrease our revenues or increase our expenses. The insurance we maintain against natural disasters may not be adequate to cover our losses in any particular case, which would require us to expend significant resources to replace any destroyed assets, thereby materially and adversely affecting our financial condition and prospects.

Cash and cash equivalents represent one of our largest assets and we may be at risk of being uninsured for a large portion of such assets.

A very significant portion of our assets are currently held in cash at a few banking institutions.  As a result, a significant portion of our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. If the institution at which we have placed our funds were to become insolvent or fail, we could be at risk for losing a substantial portion of our cash deposits, or incur significant time delays in obtaining access to such funds. In light of the limited amount of federal insurance for deposits, even if we were to spread our cash assets among several institutions, we would remain at risk for the amount not covered by insurance.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report that contains an assessment by management on internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. In performing the assessment, management noted that we lack an independent audit committee, we have an insufficient number of independent directors, and we lack a formal risk assessment process and monitoring structure. Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of December 31, 2016, our company's internal controls over financial reporting may not be effective.

While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. We are a smaller reporting company not currently subject to having our outside auditors attest to our internal controls. When we do become subject to these requirements, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management's assessment and not provide an attestation report on our internal control over financial reporting, or may issue an adverse opinion with respect to our internal control over financial reporting. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities such as the SEC.  We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will be identified in the future. Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to adequately implement our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting which may adversely affect our stock price.

Our executive officers and directors may experience a conflict of interest between their duties to us and to affiliated parties.

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities, which are our two largest shareholders.  While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock.  Such conflicts of interest could have a material adverse effect on our business and operations.  We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors.  As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and our stockholders and their direct and indirect affiliates' interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us.  With respect to such affiliates, there may be an absence of arms' length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us.

Investors should not rely on the accuracy of forward-looking statements made by us.

To the extent that we or any of our officers were to provide any projections, financial forecasts, or other forward-looking statements, investors must recognize that any such forward-looking statements are based upon assumptions and estimates.  We cannot make any representations as to the accuracy and reasonableness of such assumptions or the forward-looking statements based thereon.  The validity and accuracy of those forward-looking statements will depend in large part on future events that we cannot foresee, and may or may not prove to be correct.  Consequently, there can be no assurance that our actual operating results will correspond to any of the projections or forecasts.  Accordingly, an investment in our common stock should not be made in reliance on projections or forecasts prepared by us.

If our securities are listed on the NASDAQ Global Market in the future, we will likely be a "controlled company" within the meaning of the NASDAQ rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Magnolia controls a significant portion of our outstanding common stock and, through its ownership of our Class A common stock, controls a majority of all voting.  In connection with our planned public offering, we intend to list our common stock on the NASDAQ Global Market.  There can be no assurance that the offering will be successfully completed and that our common stock will trade on the NASDAQ Global Market.  If our securities are listed on the NASDAQ Global Market, we will be considered a "controlled company" within the meaning of the NASDAQ rules. Under the NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•
the requirement that we have director nominees selected or recommended for the board's selection, either by a majority vote of only the independent directors or by a nominations committee comprised solely of independent directors, with a written charter or board resolution addressing the nominations process; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

If we qualify for a listing on any NASDAQ market, we intend to utilize these exemptions. As a result, we will not have a majority of independent directors nor will our nominating and corporate governance and compensation committees consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Provisions in our charter documents and Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Provisions in our certificate of incorporation and our bylaws, may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares of our common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, possibly depressing the market price of our common stock.

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team.
 Our Board of Directors is authorized to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors.  Our certificate of incorporation authorizes our Board of Directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by our Board of Directors at the time of issuance or fixed by resolution without further action by the stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of preferred stock could diminish the rights of holders of our common stock, and, therefore, could reduce the value of our common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders' control.
Taking advantage of the reduced disclosure requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
we are not required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's  report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	we are not required to submit certain executive compensation matters to stockholder advisory votes, such as "say-on-pay," "say-on-frequency" and "say-on-golden parachutes"; and

•
we are not required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation.

We may take advantage of these provisions through the end of 2017 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens.

A very limited market currently exists for the sale or resale of our common stock and there are limitations on transferability.

Although we are listed on the OTCQX market, no established and consistent trading of our securities currently exists.  A market with consistent trading of our securities may never develop and you therefore may not be able to liquidate your investment.  Therefore, our common stock should be considered a long-term investment, as investors may be unable to liquidate the investment and should be prepared to bear the economic risk of such investment for an indefinite period.

We do not know whether a public market will develop for our common stock, and public registration of our common stock may create a variety of risks.
Our current OTCQX listing creates a variety of risks:

*
If a market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell their common stock at an attractive price or at all.  We cannot predict the prices at which our common stock will trade.

*
Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control.  Such factors include, without limitation, the trading volume of our shares; the number of securities analysts, market-makers and brokers, if any, following our common stock; new products or services introduced or announced by us or our competitors; actual or anticipated variations in quarterly operating results; conditions or trends in our business industries; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; sales of our common stock; and general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.  Investors may have difficulty reselling our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock could be thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company's securities. Although there is no such litigation currently pending or threatened against us, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management's attention and resources from our business.

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

*
Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 under the Exchange Act require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any common stock that are deemed to be "penny stock."  Moreover, Rule 15g-9 under the Exchange Act requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. Compliance with this procedure may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them. Holders should be aware that, according to SEC Release No. 34-29093, dated April 17, 1991, the market for penny stocks suffers from patterns of fraud and abuse.

We have filed for a public offering of our common stock on a Form S-1 registration statement, intending to list our common stock on the NASDAQ Global Market.  There can be no assurance that the public offering will be consummated or successful.  If the public offering is successful, many of the same risks described above regarding our current OTCQX listing will continue.

We will incur increased costs as a result of operating as a public company in the United States.

As a public company in the United States, we will incur significant legal, accounting, insurance and other expenses, including costs associated with U.S. public company reporting requirements. We will also incur costs associated with listing requirements, the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations would increase our legal and financial compliance costs and make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

A significant portion of our total outstanding shares may be sold into the public market in future sales, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of all of our shares of common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2016, we had 5,841,815 shares of common stock outstanding.  All shares can now be sold, subject to any applicable volume limitations under federal securities laws.
In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to existing stockholders and may cause the market price of our common stock to drop significantly.
Our ability to use our net operating loss carry forwards may be subject to limitation and may result in increased future tax liability.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), contain rules that limit the ability of a company that undergoes an "ownership change" to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An "ownership change" is generally defined as any change in ownership of more than 50% of a corporation's stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating losses (NOLs), credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income (if any) with losses, or our tax liability with credits, before such losses and credits expire. Accordingly, these limitations may increase our federal income tax liability.
Although we have not experienced an ownership change since February 2015, it is possible that future transactions may cause us to undergo one or more ownership changes. As of December 31, 2016, we have U.S. federal NOLs of approximately $4.5 million. Certain of these NOLs may be at risk of limitation in the event of a future ownership change.
We have U.S. federal and state NOLs. In general, NOLs in one state cannot be used to offset income in any other state. Accordingly, we may be subject to tax in certain jurisdictions even if we have unused NOLs in other jurisdictions. Also, each jurisdiction in which we operate may have its own limitations on our ability to utilize NOLs or tax credit carryovers generated in that jurisdiction. These limitations may increase our federal, state, and/or foreign income tax liability.
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

Our Board of Directors, which currently consists solely of the two directors appointed by the holders of the Company's Class A common stock voting as a separate class and two additional directors, approves the Company's annual budget, compensation matters, and major agreements. Currently, the two largest shareholders of the Company, Boulderado Partners, LLC and Magnolia Capital Fund, LP, collectively own all of our Class A common stock and a majority of our common stock, and will continue to own all of the outstanding Class A common stock and a majority of the outstanding common stock.  Further, each share of Class A common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of common stock is entitled to cast only one vote.  Assuming all currently exercisable warrants are exercised, Magnolia and Boulderado collectively own approximately 82.6% of our current outstanding shares of common stock and Class A Common Stock on a combined basis.  As each share of Class A common stock has 10 votes for each share of common stock, Magnolia and Boulderado combined control the voting of 93.0% of all votes held by the holders of Class A common stock and common stock on a combined basis. Therefore, for the foreseeable future, the two majority shareholders will continue to control virtually all matters submitted to shareholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations.  Our other shareholders will not have voting control over the company's actions, including the determination of other industries and markets that we may elect to enter.

Our currently outstanding Class A common stock allows the holders of Class A common stock to elect two Directors who can each veto many important actions requiring approval of our board of directors.

The holders of our Class A common stock are also allowed to elect two Class A Directors to our Board of Directors.  Under the terms of our Amended and Restated Certificate of Incorporation, certain significant matters requiring approval by the Board of Directors also require the unanimous approval of our Class A Directors.  Each of Boulderado and Magnolia agreed as part of the Voting and First Refusal Agreement entered into on June 19, 2015 to elect as the Class A Directors each of Alex B. Rozek, as a nominee of Boulderado and Adam Peterson, as a nominee of Magnolia.  In the event of (a) the death of a Class A Director, (b) the incapacitation of a Class A Director as a result of illness or accident, which makes it reasonably unlikely that the Class A Director will be able to perform his normal duties for the Company for a period of ninety (90) days, or (c) a change of control of Boulderado or Magnolia, then the Class A stockholder which nominated such dead or incapacitated Class A Director, or the Class A stockholder undergoing such change of control, shall convert all of such Class A common stock into shares of our Common Stock, in accordance with the procedures set forth in the Amended and Restated Certificate of Incorporation.  The Voting and First Refusal Agreement also provides each of the Company and the other party to the Voting Agreement with the right of first refusal to purchase the Class A common stock proposed to be sold by the other holder of Class A common stock.

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

*           Enter into or be a party to any transaction outside of the ordinary course of business with any our directors, officers, or employees or any "associate" (as defined in Rule 12b-2 under the Exchange Act) of any such person or entity.

*           Acquire, by merger, stock purchase, asset purchase or otherwise, any material assets or securities of any other corporation, partnership or other entity.

Our board of directors is not composed of a majority of independent directors which poses a significant risk for us from a corporate governance perspective.

Our two co-chief executive officers serve as two of our four directors. Another director is the principal of a real estate brokerage and management company, in which we currently have a 30% ownership interest and a separate real estate entity in which we own a 15% equity interest.  Our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function. Our two majority shareholders also exercise control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures at this time, the absence of which may cause stockholders to have more limited protections against transactions implemented by our Board of Directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Because we currently have no plans to pay cash dividends on our common stock, stockholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.

We currently do not expect to pay any cash dividends on our common stock. We currently intend to retain any additional future earnings to finance our operations and growth. Any future determination to pay cash dividends or other distributions on our common stock will be at the discretion of our Board of Directors and will be dependent on our earnings, financial condition, operation results, capital requirements, and contractual, regulatory and other restrictions, including restrictions contained in any future outstanding indebtedness we or our subsidiaries may incur, on the payment of dividends by us or by our subsidiaries to us, and other factors that our Board of Directors deems relevant. As a result, stockholders may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which they paid for it.

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $.001 per share.  The authorized but unissued preferred stock constitutes what is commonly referred to as "blank check" preferred stock.  This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but un-issued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights.  Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise.  Consequently, the preferred stock could entrench our management.  The market price of our common stock could be depressed to some extent by the existence of the preferred stock.  As of the date of this Annual Report, no shares of preferred stock had been issued.

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

         We currently lease office space for our administrative offices in Massachusetts and several of our operations for leases extending through 2022.  In connection with the acquisition of various billboard sites, we own several of these sites and in other instances lease the sites from third parties.  Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months.  The lease contracts include those with fixed payments and those with escalating payments.  Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue.  Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability.  The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 224 months.  Ground rents for the years ended December 31, 2016 and 2015 were $546,884 and $114,587, respectively.  Contingent rents included in ground rents for the years ended December 31, 2016 and 2015 were $46,980 and $1,733, respectively.  Future minimum rents for lease arrangements in existence at December 31, 2016 are described in Note 13 to the Notes to Consolidated Financial Statements. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

Item 3. Legal Proceedings.

Other than normal day-day litigation, we are not presently a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our shares are listed for trading on the OTCQX, no established market has developed for our shares and, to date, we have recorded only two trades.  There can be no assurance that an active trading market will develop.

As of March 24, 2017, we had 110 common shareholders of record, and 5,841,815 common shares outstanding. We also had outstanding 1,055,560 shares of Class A common stock held entirely by Magnolia and Boulderado as well as warrants held by Magnolia and Boulderado to each purchase up to an additional 52,778 shares of our Class A Common Stock at exercise prices ranging from $8.00 to $10.00 per share.

We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the forsseeable future.

Item 6.  Selected Financial Data.

Not applicable as we are a "smaller reporting company".

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations – General

Overview

 Overview

We are currently engaged in three areas of business: outdoor billboards, surety insurance and related brokerage activities, and investing in the real estate services business.  We commenced our current billboard business operations in June 2015, our surety insurance business in April 2016 and have made a series of investments in the real estate management and related services business commencing in September 2015.  In December 2016, we completed the acquisition of UC&S, a surety insurance company.  We expect to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States and to expand the licensing of the UC&S business beyond the nine states in which it was licensed at the time of our acquisition to provide insurance.  We also expect to continue to make additional investments in real estate services businesses.  In the future, we expect to expand the range of services we provide in each of these sectors and to possibly consider acquisition of other businesses in different sectors.  Our decision to expand outside of these current business sectors we serve will be based on the opportunity to acquire businesses which we believe provide the opportunity for sustainable earnings at an attractive level relative to capital employed.

In each of our businesses, we hope to expand our geographic reach and to develop a brand name for our services which we hope will be a differentiating factor for customers.  Our insurance market primarily services small contractors, businesses and individuals required to provide surety bonds in connection with their work for government agencies and others, and to meet regulatory licensing and other needs.  Our plan is to expand our insurance offerings and underwriting in all 50 states and the District of Columbia.  In outdoor billboards, our plan is to continue to grow this business through acquisitions of billboard companies.

Although several large companies control a majority of the outdoor billboard market, industry reports estimate that there are a large number of other companies servicing the remainder of the market.  In the surety industry, total industry direct-written premium reached $5.62 billion in 2015, per A.M. Best.  While the top 10 surety insurance companies were estimated to write approximately 64% of all premiums, there were approximately 200 insurers issuing surety bonds in 2015, per A.M. Best.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and to anticipated long term demand for these services.  In the outdoor billboard business, government restrictions often limit the number of additional billboards which may be constructed.  At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies.  In the surety insurance business, new insurance companies must be licensed by state agencies which impose capital, management and other strict requirements on these insurers.  These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants.  In addition, new distribution channels in certain areas of surety may provide a new opportunity.  In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future.

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues through billboard advertising and related services and from the sale of surety insurance and related brokerage activities.  In the real estate management services market, our current model is to make investments in existing management service companies to provide them with the needed capital to expand the breadth and scope of the services they provide. These real estate management services companies are typically established as partnerships for tax purposes and offer the potential to distribute earnings to us on a quarterly basis.

Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct and indirect cost of services. In the billboard business, costs of services include direct and indirect sales and labor costs, land costs, maintenance of equipment, contract services, and other miscellaneous expenses. In addition, our billboard operations gross margins are impacted by both depreciation and amortization charges associated with acquisitions and with the legal, accounting and other costs of completing these acquisitions.  As we expect to continue to expand our billboard business, these depreciation and amortization charges and costs of completing these transactions will continue to impact our gross margins.  Our insurance business incurs direct costs for general and administrative expenses, brokerage commissions, regulatory compliance costs, costs of reinsurance and, in connection with our acquisitions of UC&S and The Warnock Agency, Inc., certain one-time legal, accounting and other costs associated with completing these acquisitions.  Our real estate investments are not assigned to a particular segment but reported with the Company's corporate unallocated results, because we use the equity method of accounting for these investments and they are currently not material to overall results.  In addition, we also incur costs operating as a public company.  As we anticipate growing our business, we expect that the costs of operating as a public company as a percentage of our revenues will decrease significantly.

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

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following is a comparison of our results of operations for the year ended December 31, 2016 ("Fiscal 2016") compared to the year ended December 31, 2015 ("Fiscal 2016"). Our results for Fiscal 2016 include the financial and operating results of JAG for the period from February 16, 2016 through December 31, 2016 and the financial and operating results of UC&S for the month of December, 2016.  Results for the period prior to February 16, 2016 reflect the financial and operating results of Boston Omaha Corporation only. Accordingly, comparisons of our results for Fiscal 2016 to Fiscal 2015 may not be meaningful.  Further, Fiscal 2016 was the first year of our insurance operations, and comparisons to prior years may not be meaningful because Fiscal 2015 does not include any results for insurance operations.

    Revenues.  For Fiscal 2016 and Fiscal 2015, our revenues were as follows:

	For the Years Ended
	December 31,
	2016	2015
Revenues:
Billboard rentals	$3,163,534	$713,212
Insurance commissions	507,477	-
Premiums earned	155,783	-
Investment and other income	16,723	9,700

Total Revenues	$3,843,517	$722,912

We realized revenues of $3,843,517 during Fiscal 2016. $3,163,534 of these revenues were from billboard rentals.  We completed three billboard business acquisitions at various times during the first half of Fiscal 2016.  Revenues during Fiscal 2016 also included $507,477 in insurance commission revenues, primarily revenues from The Warnock Agency, Inc., which we acquired during the second quarter of Fiscal 2016 and $155,783 in premiums earned from UC&S, which we acquired in December 2016.  During Fiscal 2015, we had revenues in the amount of $713,212 from billboard revenues as we acquired billboards late in the second quarter and during the third quarter of Fiscal 2015.

Expenses.  For Fiscal 2016 and Fiscal 2015, our expenses were as follows:

	For the Years Ended
	December 31,
	2016	2015

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	$1,140,663	$229,507
Cost of insurance revenues	125,210	-
Employee costs	1,759,958	241,803
Professional fees	1,242,613	737,451
Depreciation	738,104	307,367
Amortization	899,037	150,436
General and administrative	788,462	153,715
Bad debt expense	28,682	9,511
Loss on assets retired	259,104	-

Total Costs and Expenses	$6,981,833	$1,829,790

During Fiscal 2016, we had expenses in the amount of $6,981,833, primarily from the cost of employees, cost of billboard revenues (excluding depreciation and amortization expenses), and general and administrative expenses, which combined totaled $3,689,083, or 52.8% of total costs and expenses.  Non-cash expenses included $738,104 in depreciation and $899,037 in amortization expenses associated with our acquisitions in Fiscal 2015 and Fiscal 2016, or 23.4% of total costs and expenses.  In Fiscal 2016 we incurred $1,242,613 in professional fees, or 17.8% of total costs and expenses, primarily due to legal, accounting and audit expenses associated with a number of acquisitions in Fiscal 2015 and Fiscal 2016, costs associated with our listing on the OTCQX, and other costs incurred as a public company.  We also incurred a loss of $259,104 in Fiscal 2016 on retired assets associated with the replacement of a number of digital billboards which had not been fully depreciated at the time of replacement.

During Fiscal 2015, we had expenses in the amount of $1,829,790, including direct expenses of $625,025 in costs of billboard revenues, employee costs and general and administrative expenses, or 34.2% of total costs and revenues.  We also incurred professional fees of $737,451, or 40.3% of total costs and expenses, incurred in connection with several acquisitions and potential acquisitions, our costs of reorganizing as a Delaware corporation and related reorganization activities, and costs incurred as a public company.  In Fiscal 2015, depreciation and amortization expenses totaled $457,803, or 25% of total costs and expenses.

 Net Loss from Operations.  Net loss from operations for Fiscal 2016 was $3,138,316, or 81.6% of total revenues, as compared to net loss from operations of $1,106,878, or 153.1% of revenues in Fiscal 2015.  The improvement in net loss from operations as a percentage of revenue was primarily due to increased revenues, offset by an increase in direct costs as we increased our personnel, general and administrative expenses associated with the expansion of our insurance operations, and an increase in professional fees related to acquisitions, our 2016 Financing, our listing on the OTCQX and other costs incurred as a public company. Non-cash depreciation and amortization expenses associated with acquisitions as a percentage of revenues dropped to 42.6% in Fiscal 2016 compared to 63.3% of total revenues in Fiscal 2015.

Other Income (Expense).  During Fiscal 2016, we had a loss of $27,261 from our interests in certain real estate ventures.  We also incurred interest expense of $7,798.  During Fiscal 2015, we had equity in income from our now discontinued interest in Ananda Holdings, in the amount of $78,150, income of $3,813 from one of our investments, and interest expense from now retired debt in the amount of $22,508.

 Net loss.  We had a net loss in the amount of $3,173,375 during Fiscal 2016, or a per-share loss of $0.53, based on 6,043,571 weighted average shares outstanding.  This compared to a net loss in the amount of $1,047,423 during Fiscal 2015, or a per-share loss of $0.71, based on 1,481,310 weighted average shares outstanding.

Liquidity and Capital Requirements

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, a surety insurance brokerage firm we acquired in April 2016, a surety insurance company we acquired in December 2016 and have minority investments in several real estate entities.  Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows.  We currently expect to finance any future acquisition with cash and seller or third party financing.  In the future, we may satisfy a portion of the purchase price for a property with the Company's equity securities.

At December 31, 2016, we had $29,564,975 in unrestricted cash and $3,229,093 in restricted cash and escrowed funds deposited for a business acquisition. Subsequently in January 2017, we consummated two additional acquisitions of outdoor billboard assets, from Hartlind Outdoor, LLC in Wisconsin for $2,817,000 and from Clear Channel Outdoor, Inc. in Georgia for $2,983,444.  While we have adequate resources to complete a certain limited number of potential future acquisitions with our available cash, we believe it is appropriate at this time to raise additional equity capital to have the funds to expand our business through additional acquisitions.
We believe that our existing cash position and the anticipated proceeds from our anticipated public offering will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months.  In the event that we do not complete the public offering, we will seek to raise additional funds from our existing stockholders and other interested investors.  As a result, we expect that we will have access to adequate cash to continue the implementation of our strategy at least over the next 12 months to grow through additional acquisitions and the expansion of our existing insurance activities.

 Cash Flows

The table below summarizes our cash flows for Fiscal 2016 and Fiscal 2015:

	Year ended December 31, 2016	Year ended December 31, 2015
Net cash used in operating activities	$(1,482,311)	$(813,356)
Net cash used in investing activities	(23,903,098)	(10,719,702)
Net cash provided by financing activities	41,761,318	24,720,663

Net change in cash	$16,375,909	$13,187,605

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was cash outflow of $1,482,311 for Fiscal 2016 compared to cash outflow of $813,356 for Fiscal 2015. The decrease in operating cash flows was primarily attributable to costs associated with the commencement of our insurance operations and increased general and administrative costs, including the costs of hiring additional accounting personnel and our costs incurred as a public company, which resulted in a decrease in operating results for Fiscal 2016, as described in "—Results of Operations." In addition, the decrease in operating cash flows was also driven by acquisition, integration and deployment costs associated primarily with the UC&S and JAG acquisitions that occurred in Fiscal 2016.  Other than billboard operations in Wisconsin which are located primarily in a region with significant summer tourists, our business does not experience significant seasonality in results of operations.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $23,903,098 for Fiscal 2016 and $10,719,702 for Fiscal 2015. This increase was primarily attributable to the cash payments associated with the acquisition of UC&S and JAG, and payments incurred in purchasing an insurance brokerage, a few smaller billboard operations and several investments in real estate services companies.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $41,761,318 for Fiscal 2016 as compared with the net cash provided by financing activities of $24,720,663 for Fiscal 2015. Net cash flow provided by financing activities in Fiscal 2016 was primarily attributable to cash raised in the 2016 Offering, which were used to fund both the JAG and UC&S acquisitions and several other acquisitions and investments.  Net cash flow provided in financing activities during Fiscal 2015 was from funds provided by Magnolia and Boulderado through the sale of Class A common stock and common stock.  These funds were used to acquire three billboard operations and to complete investments in two real estate services businesses.

Off-Balance Sheet Arrangements

Except for our normal operating leases, we do not have any off-balance sheet financing arrangements, transactions or special purpose entities.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related notes to the audited consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

In the notes accompanying the audited consolidated financial statements, we describe the significant accounting policies used in the preparation of our consolidated financial statements. We believe that the following represent the most significant estimates and management judgments used in preparing the consolidated financial statements.

Accounts Receivable

Billboards

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts.  We evaluate the collectability of its accounts receivable based on its knowledge of its customers and historical experience of bad debts.  In circumstances where we are aware of a specific customer's inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected.  For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions. As of December 31, 2016 and 2015 the allowance for doubtful accounts was $25,177 and $2,111, respectively.

Insurance
Accounts receivable consists of premiums on contract bonds and anticipated salvage.  All of the receivables have payment terms of less than twelve months and arise from the sales of contract surety bonds.  Receivables for contract bonds that are outstanding for more than 90 days are fully reserved.  At December 31, 2016, there were no reserved receivables.  Anticipated salvage is the amount we expect to receive from principals pursuant to indemnification agreements.

Deferred Policy Acquisition Costs
Policy acquisition costs consist primarily of commissions to agents and brokers and premium taxes.  Such costs that are directly related to the successful acquisition of new or renewal insurance contracts are deferred and amortized over the related policy period, generally one year.  The recoverability of these costs is analyzed by management quarterly, and if determined to be impaired, is charged to expense.  We do not consider anticipated investment income in determining whether a premium deficiency exists.  All other acquisition expenses are charged to operations as incurred.
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

Annual internal reviews are performed to evaluate the reasonableness of the depreciable lives for property and equipment.  Actual usage, physical wear and tear, replacement history, and assumptions about technology evolution are reviewed and evaluated to determine the remaining useful lives of the assets.  Remaining useful life assessments are made to anticipate the loss in service value that may precede physical retirement, as well as the level of maintenance required for the remaining useful life of the asset.  Certain assets are also reviewed for salvageable parts.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two and fifty years as follows:

Customer relationships	2 to 3 years
Permits, licenses, and lease acquisition costs	10 to 50 years
Noncompetition and non-solicitation agreements	2 to 5 years
Contracts, forms library, domain names, and proprietary software	2 to 3 years

Purchased intangible assets and long-lived assets, including property and equipment, are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  Factors considered in reviewing the asset values include consideration of the use of the asset, the expected life of the asset, and regulatory or contractual provisions related to such assets.  Market participation assumptions are compared to our experience and the results of the comparison are evaluated.  For finite-lived intangible assets and property and equipment, the period over which the assets are expected to contribute directly to future cash flows is evaluated against our historical experience.  Impairment losses are recognized only if the carrying amount exceeds its fair value.

We have acquired goodwill related to its various business acquisitions.  Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill, by reporting unit, is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  For our annual review, we employ a third party valuation expert.  Factors considered in the annual evaluation include deterioration in economic conditions (both macro and geographic,) limitations on accessing capital, and our market value.  Industry and market conditions such as changes in competition, the general state of the industry, regulatory and political developments, and changes in market multiples are additional components of the valuation.  Changes in key personnel, strategy, and customer retention are also reviewed.  We perform a qualitative assessment in order to determine the necessity for the performance of a quantitative impairment test.  Impairment losses are recognized only if the carrying amount of the reporting unit exceeds its fair value.

Investments

Long-term investments are classified as held-to-maturity and are accounted for at amortized cost.  Certificates of deposit are accounted for at carrying value with no adjustments for changes in fair value.  Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method.  Dividend and interest income are recognized when earned.  Realized investment gains and losses are included in earnings.

Funds Held as Collateral Assets

Funds held as collateral assets consist principally of cash collateral received from principals to guarantee performance on surety bonds issued by us, as well as all other contractual obligations of the principals to the surety.  We also hold long-term certificates of deposit as collateral.

Revenue Recognition

Billboard Rentals

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force.  Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in-force.  The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided.  Premiums ceded are netted against premiums written.

Commissions

We generate revenue from commissions on surety bond sales.  The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds.  Payments received for gross premiums are held in escrow until the bond is written.  Commissions are non-refundable and earned as of the policy effective date.  At the time the bond is written, funds are disbursed from escrow for the payment of the bond.

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses.  Estimates for losses and loss adjustment expenses are based on past experience of unreported losses, experience of investigating and adjusting claims and consideration of the level of premiums written during the current and prior year.  Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve.  The effects of changes in estimated reserves are included in the results of operations in the period in which the estimates are changed.

Tax Contingencies

We are subject to income taxes and other state and local taxes. Our tax returns, like those of most companies, are subject to periodic audit by federal, state and local tax authorities. Future audits may include questions regarding our tax filing positions, including the timing and amount of deductions and the reporting of various taxable transactions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for these tax exposures in the period in which a tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Our liabilities for these tax positions contain uncertainties because we are required to make assumptions and apply judgment to estimate the exposures associated with our various filing positions. Although we believe that our judgments and estimates are reasonable, actual results could differ, and we may be subject to losses or gains that could be material.

Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2016, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Seasonal Effects and Effects of Inflation

We believe that the business interest we own in real estate and outdoor billboard advertising, as well as our anticipated insurance activities, and similar businesses that we will seek to acquire in the future, will not generally be subject to significant seasonal variations.  Certain of our billboard operations are located in a vacation region in Wisconsin and those billboards may realize significant seasonal variations.  We further believe that the service nature of the billboard business we operate will be less significantly impacted by inflation as costs of materials are not anticipated to be a significant component of our costs, although the digital billboard portion of our business could be adversely impacted by rapidly rising electric rates. In our anticipated insurance business, increases in inflation in excess of the rate of inflation assumed in our pricing models could adversely affect our results of operations.  Significant decreases in general economic conditions could also reduce the rates we can charge customers for outdoor advertising and could adversely impact the real estate market. We do not currently anticipate raising significant debt financing in the near term so we do not anticipate that our operating results would be adversely affected by increased interest rates.  In the future, we may seek to raise additional capital through not only equity financings but potentially debt and convertible debt financings.  In such an event, increased interest rates could increase the cost of any future borrowing in ways that cannot now be determined.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")), are controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on the factors described below with respect to internal control over financial reporting, we believe there are material weaknesses in our disclosure controls and procedures.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

In performing the assessment, management noted the following:

*	We lack an independent audit committee

*	We have an insufficient number of independent directors
*	We lack a formal risk assessment process and monitoring structure

Our management believes that the preceding factors raise a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of December 31, 2016, our internal controls over financial reporting may not be effective.

Despite our current view that internal controls over financial reporting may not be effective, we have taken a number of steps to address this potential area of risk.  In June 2016, we hired a full-time controller.  The controller is working on a risk assessment, currently analyzing existing internal controls and coordinating our efforts to remediate any potential deficiencies in our internal controls over financial reporting.  Notwithstanding the assessment that our internal control over financial reporting may not be effective and that there was a material weakness as identified in this report, based on our recent actions and the post-closing procedures performed, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.
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

MANAGEMENT

Executive Officers and Directors

The following table lists the current members of our Board, and our executive officers. The address for our directors and officers is c/o Boston Omaha Corporation, 292 Newbury Street, Suite 333, Boston, Massachusetts 02115.

Name	Age	Position(s)

Alex B. Rozek	38	Co-Chairperson of the Board, President and Co-Chief Executive Officer

Adam K. Peterson	35	Co-Chairperson of the Board, Co- Chief Executive Officer and Executive Vice President

Joshua P. Weisenburger	33	Controller and Chief Accounting Officer and Treasurer

James A. McLaughlin	67	President of Link Media Holdings, LLC

Michael J. Scholl	49	President of General Indemnity Group, LLC

Bradford B. Briner	40	Director

Brendan J. Keating	35	Director

Each executive officer is elected or appointed by, and serves at the discretion of, our Board. The elected officers of the Company will hold office until their successors are duly elected and qualified, or until their earlier resignation or removal.

Alex B. Rozek, age 38, has been Co-Chairperson of our Board of Directors, Co-Chief Executive Officer and President since February 12, 2015, when he became a member of our Board of Directors.  Since July 2007, Mr. Rozek has served as the Manager of Boulderado Group, LLC, which is the investment manager of Boulderado Partners, LLC, a private investment partnership.  From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group.  Mr. Rozek graduated with a B.S.in Biology and a Minor in Chemistry from the University of North Carolina.  Our Board has determined that Mr. Rozek's 13 years' experience in investments and financial analysis qualifies him to be a member of the Board in light of the Company's business and structure.

Adam K. Peterson, age 35, has been Co-Chairperson of our Board of Directors since February 12, 2015, when he became a member of our Board of Directors.  Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP.  From November 2005 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities.  From May 2004 through June 2006, Mr. Peterson was a financial analyst for Peter Kiewit Sons, Inc.  Mr. Peterson graduated with a B.S. in Finance from Creighton University.  Our Board has determined that Mr. Peterson's 12 years' experience in investments and financial analysis qualifies him to be a member of the Board in light of the Company's business and structure.
Joshua P. Weisenburger, age 33, has served as our Chief Accounting Officer since August 2016 and as our Controller since June 2016.  From July 2011 through June 2016, Mr. Weisenburger was employed by Ecolab, Inc. a global leader in water, hygiene and energy technologies and services.  At Ecolab, Mr. Weisenburger served first as a finance manager and then as a finance controller throughout various divisions within the company.  Prior to his time at Ecolab, Mr. Weisenburger was employed from June 2005 through August 2009 by Kiewit Corporation, a construction, engineering and mining services company, and held several different treasury roles.  Mr. Weisenburger graduated with a B.S. in Finance from Creighton University and an MBA from the University of Minnesota - Carlson School of Management.

James A. McLaughlin, age 67, has served as President of Link Media Holdings, Inc. since March 2017.  From October 2013 through October 2016, Mr. McLaughlin served as President and Chief Executive Officer of Signal Holdings, LLC, the owner of Signal Outdoor, LLC a leading operator of street furniture and transit assets primarily located on the east coast of the US.  From June 2004 through June 2012, Mr. McLaughlin served as President and Chief Executive Officer of Olympus Media, LLC, a private equity backed operator of billboards.  Mr. McLaughlin has held senior management positions at other outdoor advertising businesses since 1974.  Mr. McLaughlin attended West Virginia University.

 Michael J. Scholl, age 49, has served as President of General Indemnity Group LLC since October 2015. From May 2013 through October 2015, Mr. Scholl served as Senior Vice President for Allied Public Risk, a division of Aegis General Insurance Agency, which provides customized insurance products for public entity pools, cities, counties, schools and special service districts.  From November 2013 through May 2014, he served as Chief Operating Officer for American Public Risk, when its business was moved to Allied Public Risk. From November 2009 through October 2013, Mr. Scholl served as Vice President of Business and Product Development at the Argonaut Group.  He also served as Vice President for its Commercial Deposit Insurance Agency subsidiary, a direct provider of cyber-security and crime insurance, from August 2012 through September 2013.  From 1992 through November 2009, Mr. Scholl has held various positions as an actuary and in management at several different insurance firms.  Mr. Scholl is a credentialed actuary, and holds both a B.S. in Statistics, and a B.A. in Business (Economics) from the University of Miami and an M.S. in Statistics from Purdue University.

Bradford B. Briner, age 40, has served as a member of our Board of Directors since April 2016.  Mr. Briner joined Willett Advisors in 2012 and is the Co-Chief Investment Officer.  Willett is the investment management arm of the Bloomberg Family and for the Bloomberg Philanthropies.  Previously, Mr. Briner was the Managing Director of Private Investments for Morgan Creek Capital, a $10 billion fund of funds that he co-founded in 2004.  Mr. Briner graduated from the University of North Carolina at Chapel Hill as a Morehead Scholar with a degree in economics with distinction.  Mr. Briner also received an MBA with distinction from Harvard Business School.  Our Board has determined that Mr. Briner's 12 years' experience in real estate, investment and management services qualifies him to be a member of the Board in light of the Company's business and structure.

Brendan J. Keating, age 35, has since August 2015 been Manager and CEO of Logic Real Estate Companies, LLC, a company based in Las Vegas, Nevada and formed in 2015 which provides commercial property brokerage and property management services. A trust controlled by members of Mr. Keating's family owns a majority of the membership interest in Logic Real Estate Companies, LLC.  From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.  Our Board has determined that Mr. Keating's 12 years' experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board in light of the Company's business and structure.

Board of Directors

Family Relationships

None of our officers or directors has any family relationship with any director or other officer. "Family relationship" for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Board Composition

Our Board of Directors currently has four members, comprised of a director affiliated with Magnolia, a director affiliated with Boulderado, a director affiliated with Logic Real Estate Companies, LLC, and one independent director. Other than members elected by the holders of our Class A common stock, members of the Board of Directors are elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.  Under the terms of our certificate of incorporation, the holders of our Class A common stock elect two members to our Board of Directors, which members currently are Mr. Rozek and Mr. Peterson.

Director Independence

Our Board of Directors has affirmatively determined that only Bradford B. Briner is an independent director under the applicable rules of the NASDAQ and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. If our planned public offering is completed and we are listed on NASDAQ, we will be required to retain three outside directors to serve on our Audit Committee.  We are currently seeking to retain two additional outside directors who will qualify as independent directors, along with Mr. Briner.

Controlled Company

Magnolia controls a majority of our outstanding common stock and Class A Common Stock, voting as a single class.   If we complete our anticipated public offering and are listed on NASDAQ, we will qualify as a "controlled company" within the meaning of the NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NASDAQ corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•
the requirement that we have director nominees selected or recommended for the board's selection, either by a majority vote of only the independent directors or by a nominations committee comprised solely of independent directors, with a written charter or board resolution addressing the nominations  process; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

If our public offering is completed and we are listed on NASDAQ, we intend to utilize these exemptions. As a result, we do not expect that we will have a majority of independent directors nor will our nominating and corporate governance and compensation committees consist entirely of independent directors. Accordingly, stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

In the event that we cease to be a controlled company within the meaning of these rules, we will be required to comply with these provisions after specified transition periods.

More specifically, if we cease to be a controlled company within the meaning of these rules, we will be required to (i) satisfy the majority independent board requirement within one year of our status change, and (ii) have (a) at least one independent member on each of our nominating and corporate governance committee and compensation committee by the date of our status change, (b) at least a majority of independent members on each committee within 90 days of the date of our status change and (c) fully independent committees within one year of the date of our status change.

Board Leadership Structure

Our Board of Directors does not have a formal policy on whether the roles of Co-Chief Executive Officers and Co-Chairmen of the Board of Directors should be separate. However, Alex Rozek and Adam Peterson currently serve as both Co-Chief Executive Officers and Co-Chairman. Our Board of Directors has considered its leadership structure and believes at this time that our company and its stockholders are best served by having both persons serve in both positions. Combining the roles fosters accountability, effective decision-making and alignment between interests of our Board of Directors and management.

Our Board of Directors expects to periodically review its leadership structure to ensure that it continues to meet the company's needs.

Role of Board in Risk Oversight

Our full Board of Directors has the ultimate oversight responsibility for the risk management process and currently serves as both our Audit Committee and Compensation Committee.  Upon completion of the anticipated public offering, we expect to have in place separate Audit and Compensation Committees which will met all NASDAQ requirements.  In particular, our Audit Committee will oversee management of enterprise risks as well as financial risks. Our Compensation Committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers.  Our nominating and corporate governance committee will oversees risks associated with corporate governance. Pursuant to our Board of Directors' instruction, management regularly reports on applicable risks to the Board of Directors and will in the future report to the relevant committee or the full Board of Directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board of Directors and its committees.

 Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics will be available on our website. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance Guidelines

Upon completion of the anticipated public offering and our listing on NASDAQ, we will adopt corporate governance guidelines in accordance with the corporate governance rules of the NASDAQ, as applicable, that serve as a flexible framework within which our Board of Directors and its committees will operate. These guidelines cover a number of areas, including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman and Chief Executive Officer, executive sessions, standing board committees, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines will be posted on our website.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors is legally responsible for managing our business and affairs, including the oversight of risks that could affect us.  Because it is comprised of four members, two of whom are directly part of our management and a third member who has business relationships with us, the full board currently cannot delegate the oversight of risks to any committees and cannot hold executive sessions during which executive management is not present and management's performance can be discussed and evaluated openly by independent directors.  The board believes that, if it adds independent directors in the future, as it anticipates it will do in connection with the anticipated public offering and our listing on NASDAQ, it will adopt the practice of holding executive sessions.  However, the timing of the expansion of the Board to include more independent directors is currently uncertain.

 Committees and Director Selection

Because of our current size of business operations and the lack of an active trading market for our securities, we have not needed and have not implemented extensive corporate governance procedures.  We will adopt such procedures when management believes that the benefit of adopting them is justifiable in view of the cost of adopting them and as the same may be required if our securities are listed for trading.

Our Board of Directors has not established any standing committees, including an Audit Committee, Compensation Committee or a Nominating Committee.  The Board of Directors as a whole undertakes the functions of those committees.  Our Board of Directors believes that its decision not to establish any standing committees has been appropriate due to our current size of business operations and the current listing of our securities on the OTCQX and not on NASDAQ.  The Board of Directors expects to establish one or more of the preceding committees upon the completion of our anticipated public offering and our anticipated listing on NASDAQ in conjunction with the completion of the anticipated public offering.  In the absence of such an offering, we many not establish such committees.

Our full Board of Directors now serves as our Audit Committee.  Our Board of Directors has determined that while each of Alex Rozek and Adam Peterson have the financial background to qualify as an "audit committee financial expert," as such term is defined by rules of the U.S. Securities and Exchange Commission, they do not otherwise qualify as they are not "independent" directors.  We also consider Mr. Keating's business relationship with us to disqualify him as an independent director.  Our only director who currently meets the independence requirements is Mr. Briner.

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

Item 11. Executive Compensation.
As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to "smaller reporting companies," as such term is defined in the rules promulgated under the Securities Act. These rules require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. We refer to these officers as our named executive officers or "NEOs." Our NEOs for the year ended December 31, 2016 were:

•	Alex B. Rozek, our current Co-Chairman, Co-Chief Executive Officer and President;

•	Adam K. Peterson, our current Co-Chairman, Co-Chief Executive Officer and Executive Vice President;

•
Jeffrey C. Piermont, our former Chief Administrative Officer, Treasurer and Secretary who resigned these positions effective December 31, 2016 to assume a position within our General Indemnity Group, LLC subsidiary; and

•	Michael J. Scholl, the current President of General Indemnity Group, LLC.

The following table sets forth information with respect to the compensation of our executive officers for fiscal years 2016 and 2015:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Alex B. Rozek	2016	$23,660	-	-	$23,660
Co-Chief Executive Officer and President	2015	$9,230	-	-	$9,230
(Principal Executive Officer)

Adam K. Peterson	2016	$23,660	-	-	$23,660
Co-Chief Executive Officer and Executive Vice President	2015	$9,858	-	-	$9,858

Jeffrey C. Piermont	2016	$150,000	-	-	$150,000
Chief Administrative Officer and Treasurer	2015	$14,787	-	-	$14,787

Michael J. Scholl	2016	$250,000	-	-	$250,000
President of General Indemnity Group, LLC	2015	$51,915	-	-	$51,915

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at December 31, 2016.  We do not currently have any equity incentive plans established and, as a result, none of our officers and directors is a party to any equity incentive plan.

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

Employment Contracts, Termination of Employment and Change in Control Arrangements

Rozek and Peterson Employment Agreements
 On August 1, 2015, we entered into employment agreements with each of Alex B. Rozek and Adam K. Peterson.  Mr. Rozek and Mr. Peterson each serve as our Co-Chief Executive Officer.  Each of the employment agreements has a one-year term, with automatic successive one-year renewal terms unless we or the executive decline to renew the agreement.  Each of the employment agreements provides for a base salary at $23,600 per year through December 31, 2015, and an annualized base salary of $275,000 thereafter.  However, each of these agreements has been amended to delay an increase in the base salary from $23,600 until such time as approved by the Board, which is not expected to occur prior to December 31, 2017.  Each of the employment agreements also provides for certain severance payments to the executives in the event their employment is terminated by us without "cause" or if the executive terminates his employment for "good reason."

Each of Messrs. Rozek and Peterson participate in a management incentive bonus plan (the "MIBP"), effective as of August 1, 2015, under which participants of such plan are eligible to receive cash bonus awards based on achievement by the company of certain net growth target objectives.  Each of Alex B. Rozek and Adam K. Peterson are eligible to participate in the management incentive bonus plan pursuant to their respective employment agreements.  The management incentive bonus plan provides for a bonus pool, determined on an annual basis by the Compensation Committee of the Board of Directors, equal to up to 20% of the amount by which our stockholders' equity for the applicable fiscal year (excluding increases or decreases in stockholders' equity resulting from purchases or redemptions of our securities) exceeds 106% of our stockholders' equity for the preceding fiscal year.

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

McLaughlin Employment Agreement

On March 3, 2017, we hired James A. McLaughlin to serve as the President and Chief Executive Officer of our wholly-owned subsidiary Link Media Holdings, LLC, in replacement of Sean Cash, who formerly served in such capacity. In connection with the employment of Mr. McLaughlin, Link Media Holdings, LLC and Mr. McLaughlin entered into an Executive Employment Agreement, dated March 3, 2017.  Mr. McLaughlin will receive an annual base salary of $208,000, which may be incrementally increased up to $500,000 based upon the achievement of certain annual revenue thresholds for Link Media Holdings, LLC and its subsidiaries.  Mr. McLaughlin will be eligible for a fee of 0.5% in connection with the sourcing of certain acquisition targets. In addition, Mr. McLaughlin will be eligible to receive an annual incentive cash bonus equal to 25% of the increase in annual earnings against a defined baseline, which baseline shall be subject to a minimum threshold and shall be mutually revised to the extent that capital investments or acquisition activity impacts the earnings of Link Media Holdings, LLC (although the amount of such annual bonus for calendar year 2017 will be at the discretion of Link Media Holdings, LLC).  Further, Mr. McLaughlin will be eligible for a long-term incentive cash bonus based upon the achievement of certain earnings thresholds.  Mr. McLaughlin will also be eligible to participate in all customary employee benefit plans or programs adopted by Link Media Holdings, LLC from time to time and made generally available to similarly situated executive employees.  Additionally, the Employment Agreement provides that Mr. McLaughlin's employment with Link Media Holdings, LLC may be terminated by either party for any reason upon thirty (30) days' written notice.  In the event Mr. McLaughlin's employment is terminated by Link Media Holdings, LLC without "Cause" or by Mr. McLaughlin for "Good Reason," Mr. McLaughlin will be eligible to receive severance pay equal to twelve months' base salary.

Carrigan Employment Agreement

On May 20, 2016, in connection with the acquisition of UC&S, UC&S entered into an employment agreement with Todd S. Carrigan, providing for an annual base salary of $300,000, and annual bonus and standard benefits.  In the event Mr. Carrigan is terminated without cause, resigns for good reason, or is terminated following a change in control of UC&S, he is entitled to receive severance payments equal to his base salary through the end of his initial employment term of May 2021, or through the end of any applicable subsequent one year renewal term.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 23, 2017 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.
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
 The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2017, by:
•	each person who is known by us to beneficially own 5% or more of our outstanding shares of capital stock;

•	each member of our Board of Directors;

•	each of our executive officers named in the Summary Compensation Table under "Executive Compensation"; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. None of the persons listed in the following table owns any securities that are convertible into common stock at his or her option currently or within 60 days of our listing date on the NASDAQ. Unless otherwise indicated, the address for each 5% stockholder, director and executive officer listed below is c/o Boston Omaha Corporation, 292 Newbury Street, Suite 333, Boston, Massachusetts 02115.

Name of Beneficial owner	Title of Class of Stock	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Class of Stock	Percentage of Aggregate Voting Power of Class A Common Stock and Common Stock (1)	Percentage of Aggregate Economic Interest of Class A Common Stock and Common Stock(2)
5% Shareholders
Magnolia Capital Fund, L.P. (3)	Class A Common	580,558	50%
	Common	3,893,623	66.66%	55.57%	63.89%
Boulderado Partners, LLC (4)	Class A Common	580,558	50%
	Common	726,876	12.44%	37.43%	18.67%
Directors and Named Executive Officers
Adam K. Peterson (3)(5)	Class A Common	580,558	50%
	Common	3,893,623	66.66%	55.57%	63.89%

Alex B. Rozek (4)(6)	Class A Common	580,558	50%
	Common	726,876	12.44%	37.43%	18.67%
Brendan J. Keating (7)	Common	35,000	*	*	*

Bradford B. Briner (8)	Common	10,000	*	*	*

Jeffrey C. Piermont	Common	4,925	*	*	*

James A. McLaughlin		0	*	*	*

Michael J. Scholl		0	*	*	*

All directors and officers as a group (5 persons)	Class A Common	1,161,116	100%
	Common	4,670,424	79.78%	93.23%	83.17%
_______________________
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
(8) Represents shares of common stock held by a limited liability company of which Mr. Briner is the Managing Member.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 13, 2015, Boulderado and Magnolia acquired from Richard Church, the former President and former sole member of our Board of Directors, approximately 95% of our issued and outstanding shares. Mr. Church also sold to each of Boulderado and Magnolia a 50% interest in a promissory note issued by us to Mr. Church in the principal amount of $298,224.  Mr. Church also conveyed to each of Boulderado and Magnolia a 50% interest in another promissory note issued by us to Mr. Church in the principal amount of $100,000.  Finally, Mr. Church retained a non-recourse promissory note issued by Ananda Holding, LLC, our then wholly-owned subsidiary, in the principal amount of $135,494.  These debt instruments, which in their principal amounts total $533,718, replaced all prior debt instruments issued by us to Mr. Church.

In addition to the two notes payable sold to Boulderado and Magnolia in the aggregate original principal amounts of $100,000 and $298,224, on April 10, 2015, we issued notes payable to Boulderado and Magnolia in the principal amount of $100,000 each, bearing interest at 5% per annum and due March 31, 2016. The notes were payable in cash or any or all of the promissory notes could be converted to shares of common stock.  The conversion could not occur until we raised $1,000,000 in gross proceeds from one or a series of equity offerings.  The conversion price was to be equal to 80% of the price paid by investors in the financing for identical securities.  On June 19, 2015, Boulderado and Magnolia converted their notes payable, together with accrued interest of $932 each, into 12,616 shares of Class A common stock and 1,262 warrants each.  The warrants are for the purchase of Class A common stock exercisable at a price of $8.00 per share, are exercisable at any time and expire on June 18, 2025.

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

Each of Boulderado and Magnolia agreed as part of the Voting and First Refusal Agreement also entered into on June 19, 2015 to elect as the Class A Directors each of Alex B. Rozek, as a nominee of Boulderado and Adam Peterson, as a nominee of Magnolia.  In the event of (a) the death of a Class A Director, (b) the incapacitation of a Class A Director as a result of illness or accident, which makes it reasonably unlikely that the Class A Director will be able to perform his normal duties for the Company for a period of ninety (90) days, or (c) a change of control of Boulderado or Magnolia, then the Class A stockholder which nominated such dead or incapacitated Class A Director, or the Class A stockholder undergoing such change of control, shall convert all of such Class A common stock into shares of our Common Stock, in accordance with the procedures set forth in the Amended and Restated Certificate of Incorporation.  The Voting and First Refusal Agreement also provides each of us and the other parties to the Voting Agreement with the right of first refusal to purchase the Class A common stock proposed to be sold by the other holder of Class A common stock.  The holders of record of the shares of Class A common stock, exclusively and as a separate class, shall be entitled to elect two directors to our Board of Directors (the "Class A Directors"), which number of Class A Directors may be reduced pursuant to the terms and conditions of the Voting and First Refusal Agreement.  Any Class A Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class A common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders.

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

 On December 7, 2015, we acquired a 30% ownership position in Logic Real Estate Companies, LLC, a Delaware limited liability company ("Logic"), which provides brokerage and management services for commercial real estate.  Brendan J. Keating holds a controlling interest in Logic and subsequently joined our Board of Directors in February 2016.  We paid $195,000 for our ownership position in Logic, and made a subsequent capital contribution of $99,000 on June 21, 2016.  On December 8, 2015, we acquired a 15% interest in TAG SW1, LLC ("TAG"), a Nevada limited liability company, whose business is to invest in retail centers.  As of December 31, 2015, TAG had acquired investments in two retail centers located in Las Vegas, Nevada.  Our equity contribution was $97,500. In addition to our equity interest in TAG, Logic manages both the brokerage and property management services of the assets owned by TAG and is compensated for such services.  The Aligned Group, LLC, an entity owned by each of Mr. Keating, Mr. Peterson and an entity controlled by Mr. Peterson, is the Manager of TAG. No asset management fees or carry fees are charged to TAG by The Aligned Group, LLC.

In January 2016, we commenced our 2016 Offering. In February, 2016, we commenced an offering of shares of our Common Stock to accredited investors, at an offering price of $10.15 per share (the "2016 Offering").  The 2016 Offering ended on June 30, 2016, and pursuant to the 2016 Offering, we received investments totaling approximately $41,863,306 from 33 investors and issued 4,124,463 shares of common stock. Magnolia purchased $26,053,000 and Boulderado purchased $3,553,018 of our common stock in the 2016 Offering.  In addition, trusts controlled by each of Mr. Briner and Mr. Keating purchased $456,750 and Mr. Piermont purchased $49,989 of our common stock in the 2016 Offering.

On February 29, 2016, Boulderado and Magnolia converted the remaining promissory note in the principal amount of $100,000, together with accrued interest in the amount of $6,028 into 10,446 shares of our common stock.

Policy and Procedures for the Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted a written policy and procedures (the "Related Party Policy") for the review, approval or ratification of "Related Party Transactions" by the independent members of the audit committee of our Board of Directors. For purposes of the Related Party Policy, a "Related Party Transaction" is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the company or any of its subsidiaries is a participant, and (3) any Related Party (as defined herein) has or will have a direct or indirect material interest.

The Related Party Policy defines "Related Party" as any person who is, or, at any time since the beginning of the company's last fiscal year, was (1) an executive officer, director or nominee for election as a director of the company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members (each, a "Family Member") includes a person's spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person's home, other than a tenant or employee.

Prior to the company entering into any Related Party Transaction, such Related Party Transaction will be reported to our outside corporate counsel who will report the same to the audit committee. Managaement, with assistance from our outside corporate counsel will conduct an investigation and evaluation of the Related Party Transaction and will report his or her findings to the audit committee, including a summary of material facts. The audit committee will review the material facts of all Related Party Transactions which require the audit committee's approval and either approve or disapprove of the Related Party Transaction, subject to the exceptions described below. Where advance committee review of a Related Party Transaction is not feasible or has not otherwise been obtained, then the committee shall review and may ratify the Related Party Transaction.In the event the audit committee does not ratify any such Related Party Transaction, management shall make all reasonable efforts to cancel or annul such Related Party Transaction. In determining whether to approve or ratify a Related Party Transaction, the audit committee will consider all factors it deems appropriate, including the factors listed below in "—Review Criteria."

Entering into a Related Party Transaction without the approval or ratification required by the terms of the Related Party Policy is prohibited and a violation of such policy. In the event the company's directors, executive officers or Chief Accounting Officer become aware of a Related Party Transaction that was not previously approved or ratified under the Related Party Policy, such person will promptly notify the audit committee, which will consider whether the Related Party Transaction should be ratified or rescinded or whether other action should be taken, with such review considering all of the relevant facts and circumstances regarding the Related Party Transaction, including the factors listed below in "—Review Criteria." The audit committee will also review all of the facts and circumstances pertaining to the failure to report the Related Party Transaction to the audit committee and will take, or recommend to our Board of Directors, any action the audit committee deems appropriate.

No member of the audit committee or director of our board will participate in any discussion or approval of a Related Party Transaction for which he or she is a Related Party, except that the audit committee member or board director will provide all material information concerning the Related Party Transaction to the audit committee.

If a Related Party Transaction will be ongoing, the audit committee may establish guidelines for the company's management to follow in its ongoing dealings with the Related Party. Thereafter, the audit committee, on at least an annual basis, will review and assess ongoing relationships with the Related Party to ensure that they are in compliance with the audit committee's guidelines and that the Related Party Transaction remains appropriate.

Review Criteria

All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party's interests in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•	the Related Party's interest in the Related Party Transaction;

•
the terms of the Related Party Transaction, including the approximate dollar value of the amount involved in the Related Party Transaction and the approximate dollar value of the amount of the
Related Party's interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction is being undertaken in the ordinary course of business of the company;

•	whether the transaction with the Related Party is proposed to be, or was, entered into on terms no less favorable to the company than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to the company of, the Related Party Transaction;

•	a description of any provisions or limitations imposed as a result of entering into the Related Party Transaction;

•	whether the proposed transaction includes any potential reputational risk issues for the company which may arise as a result of or in connection with the Related Party Transaction;

•	whether the proposed transaction would violate any requirements of the company's financing or other material agreements; and

•	any other relevant information regarding the Related Party Transaction or the Related Party.

The audit committee may approve or ratify the Related Party Transaction only if the audit committee determines in good faith that, under all of the circumstances, the transaction is fair to the company. The audit committee, in its sole discretion, may impose such conditions as it deems appropriate on the company or the Related Party in connection with approval of the Related Party Transaction.

Pre-Approved Related Party Transactions

The Board of Directors, acting as the audit committee, has determined that the following transactions will be deemed pre-approved or ratified and will not require review or approval of the audit committee, even if the aggregate amount involved will exceed $120,000, unless otherwise specifically determined by the audit committee.

•
Any employment or compensation by the company of an executive officer of the company or any of its subsidiaries if the related compensation conforms with our company's compensation policies, if the executive officer is not a Family Member of another executive officer or of a director of our board, and if the executive officer was not otherwise a related party of the company prior to becoming an employee of the company; and

•	Any compensation paid to a director of our board if the compensation is consistent with the company's bylaws and any compensation policies.

Notwithstanding anything to the contrary in the Related Party Policy, in the event the bylaws of the company require review by our Board of Directors and/or approval of a Related Party Transaction, the audit committee will not have the authority to review or approve a Related Party Transaction but will provide a recommendation to our Board of Directors for the board's use in its consideration of a given Related Party Transaction.

Director Independence

Our Board currently consists of Messrs. Rozek, Peterson, Keating and Briner.  Currently, other than Mr. Briner, we do not consider any of our other directors to be "independent", as Messrs. Rozek and Peterson have a direct employment relationship with us and Mr. Keating serves as the chief executive officer of a company in which we currently own a 30% equity stake. If we are listed on NASDAQ and if we no longer qualify as a Controlled Company, we will need to adopt a policy that a majority of our Board shall be "independent" in accordance with NASDAQ rules including, in the judgment of the Board, the requirement that such directors have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The Board has adopted the following standards to assist it in determining whether a director has a material relationship with us. Under these standards, a director will not be considered to have a material relationship with us if he or she is not:

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

(e)
a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of our executive officers serve on the compensation committee of such other entity; or

(f)
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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services.
Our independent auditor during Fiscal 2016 and Fiscal 2015 was MaloneBailey, LLP.  During Fiscal 2016 and Fiscal 2015, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31
	2016	2015
Audit Fees (1)	$149,500	$111,000
Audit-Related Fees (2)	$92,500	$60,000
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

(2)	Fees for audit-related services include fees associated with audits for our various acquisitions.

Audit Committee Pre-Approval of Audit and Permissible
Non-Audit Services of Independent Registered Public Accounting Firm.

We currently do not have an audit committee, but our entire Board of Directors functions as such.  Our Board of Directors pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services that, in the opinion of the Board of Directors, will not impair the independence of the independent registered public accounting firm.  Our Board of Directors annually reviews the audit and permissible non-audit services performed by our independent registered public accounting firm, and reviews and approves the fees charged by it.  Our Board of Directors has considered the role of our independent registered public accounting firm in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of the independence of our independent registered public accounting firm in the conduct of its auditing functions.

Changes in Independent Registered Accounting Firm

None.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements:

2.     Exhibits: See Item 15(b) below.
(b)	Exhibits

Exhibit No. Exhibit Description
2.1 (*)
Asset Purchase Agreement dated June 19, 2015 by and between Link Media Alabama, LLC and Bell Media, LLC, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.

2.2 (*)
Asset Purchase Agreement dated July 23, 2015 by and among Link Media Florida, LLC, Fair Outdoor, LLC and the equityholders of Fair Outdoor, LLC, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 28, 2015.

2.3 (*)
Asset Purchase Agreement dated August 31, 2015 by and among Link Media Alabama, LLC, I-85 Advertising, LLC, the members of I-85 Advertising, LLC and Canton Partners, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on September 3, 2015.

2.4 (*)
Asset Purchase Agreement dated February 16, 2016, by and among Link Media Wisconsin, LLC, Jag, Inc. and the sole voting shareholder of Jag, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 23, 2016.

2.5 (*)
Escrow Agreement dated February 16, 2016, by and among Link Media Wisconsin, LLC, Jag, Inc., the sole voting shareholder of Jag, Inc. and Kalil & Co., Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on February 23, 2016.

2.6 (*)
Stock Purchase Agreement dated May 19, 2016, by and among General Indemnity Group, LLC and the stockholders of United Surety and Casualty Insurance Company, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on May 23, 2016.

3.1 (*)	Certificate of Incorporation of the Company, filed as Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Commission on March 19, 2015.
3.2 (*)	Bylaws of the Company, filed as Exhibit 3.4 to the Company's Current Report on Form 8-K filed with the Commission on March 19, 2015.
3.3 (*)	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.
3.4 (*)
   Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on October 22, 2015.

3.5 (*)
   Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on March 14, 2016.

4.1 (*)	Form of Convertible Promissory Note, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2015.
4.2 (*)	Form of Class A Common Stock Subscription Agreement, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.
4.3 (*)
Note Conversion Agreement dated June 19, 2015 by and among the Company, Magnolia Capital Fund, L.P. and Boulderado Partners, LLC, filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.

4.4 (*)	Form of Class A Common Stock Purchase Warrant, filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.
4.5 (*)
Voting and First Refusal Agreement dated June 19, 2015 by and among the Company, Magnolia Capital Fund, L.P. and Boulderado Partners, LLC, filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed with the Commission on June 24, 2015.

4.6 (*)	Form of Common Stock Subscription Agreement, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on July 28, 2015.
4.7 (*)	Form of Common Stock Subscription Agreement, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on February 3, 2016.
10.1 (*)(**)	Employment Agreement dated August 1, 2015 by and between the Company and Alex B. Rozek, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 5, 2015.
10.2 (*)(**)
Employment Agreement dated August 1, 2015 by and between the Company and Adam K. Peterson, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on August 5, 2015.

10.3 (*)(**)	Management Incentive Bonus Plan, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on August 5, 2015.
10.4 (*)(**)
Employment Agreement dated October 2, 2015 by and between General Indemnity Group, LLC and Michael Scholl, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2016.

10.5 (*)(**)
Employment Agreement dated as of May 20, 2016 by and between United Casualty and Surety Insurance Company and Todd S. Carrigan, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 filed with the Commission on February 13, 2017.

10.6 (*)(**)
Employment Agreement dated as of March 3, 2017 by and between Link Media Holdings, LLC and James McLaughlin, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 9, 2017.

31.1(#)            Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2(#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

XBRL Instance Document

100.INS (#)  XBRL Instance Document.
100.SCH (#) XBRL Taxonomy Extension Schema.
100.CAL (#) XBRL Taxonomy Extension Calculation Linkbase.
100.DEF (#)  XBRL Taxonomy Extension Definition Linkbase.
100.LAB (#) XBRL Taxonomy Extension Labels Linkbase.
100.PRE (#)  XBRL Taxonomy Extension Presentation Linkbase.

(*)   Incorporated by reference to the filing indicated.
(**)  Management contract or compensatory plan or arrangement
(#)    Filed herewith.
(##) The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Boston Omaha Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing

.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION
(Registrant)

By: /s/ Alex B. Rozek
Alex B. Rozek,
President (Principal Executive Officer)

March 24, 2017

By: /s/ Joshua P. Weisenburger
Joshua P. Weisenburger
Controller and Treasurer (Chief Accounting Officer)

March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Alex B. Rozek Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors (Principal Executive Officer)	March 24, 2017

/s/ Adam K. Peterson Adam K. Peterson	Co-Chief Executive Officer and Co-Chairman of the Board of Directors	March 24, 2017

/s/ Bradford B. Briner Bradford B. Briner	Director	March 24, 2017

/s/ Brendan J. Keating Brendan J. Keating	Director	March 24, 2017

/s/ Joshua P. Weisenburger Joshua P. Weisenburger	Chief Accounting Officer (Principal Financial Officer)	March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Boston Omaha Corporation
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation and its subsidiaries (collectively, the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Omaha Corporation and its subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 24, 2017

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

Boston Omaha Corporation and Subsidiaries

Consolidated Balance Sheets

ASSETS

	December 31,
	2016	2015

Current Assets:
Cash	$29,564,975	$13,189,066
Restricted cash	279,093	-
Accounts receivable, net	783,066	276,750
Investments, short-term	1,155,372	-
Prepaid expenses	542,110	70,484

Total Current Assets	32,324,616	13,536,300

Property and Equipment, net	5,577,680	4,243,739

Other Assets:
Goodwill	17,214,883	4,378,664
Intangible assets, net	3,545,328	969,265
Investments	1,286,094	-
Investments in unconsolidated affiliates	871,918	657,528
Funds held as collateral assets	1,638,612	-
Deposit on business acquisition	2,950,000	-
Other	243,099	-

Total Other Assets	27,749,934	6,005,457

Total Assets	$65,652,230	$23,785,496

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2016	2015

Current Liabilities:
Accounts payable and accrued expenses	$465,898	$152,672
Accounts payable, stockholder	-	2,721
Notes payable, stockholders	-	100,000
Accrued interest, stockholders	-	4,384
Funds held as collateral	1,638,612	-
Unearned premiums and deferred revenue	1,102,734	30,204

Total Current Liabilities	3,207,244	289,981

Long-term Liabilities:
Long-term payable for acquisition	126,500	-
Deferred tax liability	129,000	-

Total Liabilities	3,462,744	289,981

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 11,000,000 shares authorized, 5,841,815 and 1,716,954 shares issued and outstanding, respectively	5,841	1,717
Class A common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	66,925,766	25,062,544
Accumulated deficit	(4,743,177)	(1,569,802)

Total Stockholders' Equity	62,189,486	23,495,515

Total Liabilities and Stockholders' Equity	$65,652,230	$23,785,496

The accompanying notes are an integral part of the Consolidated Financial Statements

Boston Omaha Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015
Revenues:
Billboard rentals	$3,163,534	$713,212
Insurance commissions	507,477	-
Premiums earned	155,783	-
Investment and other income	16,723	9,700

Total Revenues	3,843,517	722,912

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	1,140,663	229,507
Cost of insurance revenues	125,210	-
Employee costs	1,759,958	241,803
Professional fees	1,242,613	737,451
Depreciation	738,104	307,367
Amortization	899,037	150,436
General and administrative	788,462	153,715
Bad debt expense	28,682	9,511
Loss on assets retired	259,104	-

Total Costs and Expenses	6,981,833	1,829,790

Net Loss from Operations	(3,138,316)	(1,106,878)

Other Income (Expense):
Gain on sale of investment in unconsolidated affiliate	-	78,150
Equity in (loss) income of unconsolidated affiliates	(27,261)	3,813
Interest expense	(7,798)	(22,508)

Net Loss before Income Tax	(3,173,375)	(1,047,423)

Income Tax (Provision) Benefit	-	-

Net Loss	$(3,173,375)	$(1,047,423)

Basic and Diluted Net Loss per Share	$(0.53)	$(0.71)

Basic and Diluted Weighted Average Shares Outstanding	6,043,571	1,481,310

The accompanying notes are an integral part of the Consolidated Financial Statements

Boston Omaha Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Common Stock	Class A Common Stock	Common Stock	Class A Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' equity January 1, 2015	266,954	-	$267	$-	$54,733	$(522,379)	$(467,379)

Capital contributions	-	-	-	-	5,163	-	5,163

Stock and warrants issued to related parties for cash	1,450,000	1,000,000	1,450	1,000	24,497,550	-	24,500,000

Related party note conversions	-	55,560	-	56	505,098	-	505,154

Net loss	-	-	-	-	-	(1,047,423)	(1,047,423)

Stockholders' equity December 31, 2015	1,716,954	1,055,560	$1,717	$1,056	$25,062,544	$(1,569,802)	$23,495,515

Stock issued for cash	1,113,161	-	1,113	-	11,297,476	-	11,298,589

Stock issued to related parties for cash	3,001,254	-	3,001	-	30,459,728	-	30,462,729

Related party note conversions	10,446	-	10	-	106,018	-	106,028

Net loss	-	-	-	-	-	(3,173,375)	(3,173,375)

Stockholders' equity December 31, 2016	5,841,815	1,055,560	$5,841	$1,056	$66,925,766	$(4,743,177)	$62,189,486

The accompanying notes are an integral part of the Consolidated Financial Statements

Boston Omaha Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities:
Net Loss	$(3,173,375)	$(1,047,423)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,637,141	457,803
Bad debt expense	28,682	9,511
Loss on assets retired	259,104	-
Equity in loss (income) of unconsolidated affiliates	27,261	(3,813)
Gain on sale of investment in unconsolidated affiliate	-	(78,150)
Changes in operating assets and liabilities:
Accounts receivable	8,942	(286,262)
Prepaid expenses	(285,544)	(70,484)
Deferred policy acquisition costs	38,321	-
Accounts payable and accrued expenses	92,655	155,020
Accrued interest	1,644	20,238
Unearned premiums and deferred revenue	(117,142)	30,204

Net Cash Used in Operating Activities	(1,482,311)	(813,356)

Cash Flows from Investing Activities:
Deposits to restricted cash	(279,093)	-
Purchase of equipment	(710,974)	(124,905)
Business acquisitions, net of cash acquired	(19,770,325)	(9,924,565)
Acquisition of investment in unconsolidated affiliates	(258,166)	(670,232)
Distributions from unconsolidated affiliates	16,515	-
Proceeds from sale of investments	301,121	-
Purchase of investments	(252,176)	-
Deposit on business acquisition	(2,950,000)	-

Net Cash Used in Investing Activities	(23,903,098)	(10,719,702)

Cash Flows from Financing Activities:
Proceeds from notes payable to stockholders	-	219,000
Payments on notes payable to stockholders	-	(3,500)
Proceeds from issuance of stock	11,298,589	-
Proceeds from issuance of stock to related parties	30,462,729	24,500,000
Contribution of capital	-	5,163

Net Cash Provided by Financing Activities	41,761,318	24,720,663

Net Increase in Cash	16,375,909	13,187,605

Cash, Beginning of Period	13,189,066	1,461

Cash, End of Period	$29,564,975	$13,189,066
Interest Paid in Cash	$6,154	$2,270
Income Taxes Paid in Cash	$-	$-

The accompanying notes are an integral part of the Consolidated Financial Statements

Boston Omaha Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2016	2015

Restructure of notes payable, stockholders	$-	$398,224

Restructure of note payable, former stockholder	-	135,494

Payable due on acquisition	126,500	-

Notes payable and accrued interest converted to common stock	106,028	505,154

Distribution from unconsolidated affiliate applied to note payable, former stockholder	-	32,000

Note payable and accrued interest exchanged for investment in unconsolidated affiliate	-	109,930

Decrease in investment in unconsolidated affiliate	-	31,780

The accompanying notes are an integral part of the Consolidated Financial Statements

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 1. ORGANIZATION AND BACKGROUND

Boston Omaha Corporation was organized on August 11, 2009 with present management taking over operations in February 2015.  The Company's operations include (i) its outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, and Wisconsin, (ii) its insurance business that specializes in surety bonds, and (iii) equity method investments in several real estate and real estate service companies.  The Company's billboard operations are conducted through its subsidiary, Link Media Holdings, LLC and its insurance operations are conducted through its subsidiary, General Indemnity Group, LLC.  The Company's real estate investments are held in Boston Omaha Corporation.

The Company completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015.  On July 23, 2015, August 31, 2015, February 16, 2016 and June 15, 2016, the Company completed five additional acquisitions.

On April 20, 2016, the Company completed an acquisition of a surety bond brokerage business.  On December 7, 2016, the Company completed an acquisition of a fidelity and surety bond business, thus expanding its operations in insurance.

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
Link Media Georgia, LLC ("LMG")
General Indemnity Group, LLC ("GIG")
General Indemnity Direct Insurance Services, LLC ("GIDIS")
General Indemnity Insurance Company PCC, LLC ("GIIC")
The Warnock Agency, Inc. ("TWA")
United Casualty and Surety Insurance Company ("UC&S")

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation Policy (continued)

AHLLC is a Texas limited liability company and was formed on February 6, 2015 for the purpose of holding the Company's 40% interest in Ananda Investments LLC ("Ananda".)  LMH is a Delaware limited liability company and was formed on June 9, 2015 for the purpose of holding the investments in LMA, LMF, LMW and LMG and future entities which will be in the outdoor advertising business.  LMA is an Alabama limited liability company and was formed on June 10, 2015 to acquire outdoor advertising assets.  LMF is a Florida limited liability company and was formed on July 9, 2015 to acquire outdoor advertising assets.

LMW is a Wisconsin limited liability company and was formed on January 22, 2016 to acquire outdoor advertising assets.  LMG is a Georgia limited liability company and was formed on November 14, 2016 to acquire advertising assets.  GIG was formed on September 11, 2015 and began operations during October 2015 for the purpose of holding the Company's insurance operations.  The Company acquired TWA on April 20, 2016 and UC&S on December 7, 2016 for the purpose of expanding its insurance operations.

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Concentrations

The Company's billboard operations are located in the southeastern and north central regions of the United States, primarily in Alabama, Georgia, and Wisconsin.

Three vendors provided 65% and one vendor provided 45% of the Company's professional services for the years ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2016, the Company had approximately $27,000,000 in excess of federally insured limits on deposit with financial institutions.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

The Company has cash that is restricted for the payment of insurance premiums, and the replacement of billboard displays on structures located on state fairgrounds.

Accounts Receivable

Billboard Rentals

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts.  The Company evaluates the collectability of its accounts receivable based on its knowledge of its customers and historical experience of bad debts.  In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, it records a specific allowance to reduce the amounts recorded to what it believes will be collected.  For all other customers, the Company recognizes reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions.  As of December 31, 2016 and 2015 the allowance for doubtful accounts was $25,177 and $2,111, respectively.

Insurance

Accounts receivable consists of premiums on contract bonds and anticipated salvage.  All of the receivables have payment terms of less than twelve months and arise from the sales of contract surety bonds.  Receivables for contract bonds that are outstanding for more than ninety days are fully reserved.  At December 31, 2016, there were no reserved receivables.

Anticipated salvage is the amount the Company expects to receive from principals pursuant to indemnification agreements.

Deferred Policy Acquisition Costs

Policy acquisition costs consist primarily of commissions to agents and brokers and premium taxes. Such costs that are directly related to the successful acquisition of new or renewal insurance contracts are deferred and amortized over the related policy period, generally one year.  The recoverability of these costs is analyzed by management quarterly, and if determined to be impaired, is charged to expense.  The Company does not consider anticipated investment income in determining whether a premium deficiency exits.  All other acquisition expenses are charged to operations as incurred.  At December 31, 2016, other assets include $238,235 in deferred policy acquisition costs.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are carried at cost less depreciation.  Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from two years to fifteen years as follows:

Structures	15 years
Digital displays and electrical	3 to 10 years
Static and tri-vision displays	7 to 15 years
Vehicles, equipment, and furniture	2 to 5 years

Maintenance and repair costs are charged against income as incurred.  Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Annual internal reviews are performed to evaluate the reasonableness of the depreciable lives for property and equipment.  Actual usage, physical wear and tear, replacement history, and assumptions about technology evolution are reviewed and evaluated to determine the remaining useful lives of the assets.  Remaining useful life assessments are made to anticipate the loss in service value that may precede physical retirement, as well as the level of maintenance required for the remaining useful life of the asset.  Certain assets are also reviewed for salvageable parts.

Property and equipment is reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be fully recoverable.  The period over which property and equipment is expected to contribute directly to future cash flows is evaluated against the Company's historical experience.  Impairment losses are recognized only if the carrying amount exceeds its fair value.

Goodwill

Prior to 2015, the Company had no goodwill.  Beginning in 2015, the Company has acquired goodwill related to its various business acquisitions.  Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill is initially recorded at cost.  Goodwill, by reporting unit, is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  For its annual review of significant reporting units, the Company employs a third party valuation expert.  Factors considered in the annual evaluation include deterioration in economic conditions (both macro and geographic,) limitations on accessing capital, and market value of the Company.  Industry and market conditions such as changes in competition, the general state of the industry, regulatory and political developments, and changes in market multiples are additional components of the valuation.  Changes in key personnel, strategy, and customer retention are also reviewed.  The Company performs a qualitative assessment in order to determine the necessity for the performance of a quantitative test.  Impairment losses are recognized only if the carrying amount of the reporting unit exceeds its fair value.  The Company recorded no impairment of goodwill during the years ended December 31, 2016 and 2015.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchased Intangibles and Other Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two and fifty years as follows:

Customer relationships	2 to 3 years
Permits, licenses, and lease acquisition costs	10 to 50 years
Noncompetition and Non-solicitation Agreements	2 to 5 years
Technology, trade names, and trademarks	2 to 3 years

Purchased intangible assets, including long-lived assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  Factors considered in reviewing the asset values include consideration of the use of the asset, the expected life of the asset, and regulatory or contractual provisions related to such assets.  Market participation assumptions are compared to the Company's experience and the results of the comparison are evaluated.  For finite-lived intangible assets, the period over which the assets are expected to contribute directly to future cash flows is evaluated against the Company's historical experience.  Impairment losses are recognized only if the carrying amount exceeds its fair value.

Investments, Short-term and Long-term

Investments include certificates of deposits and government bonds.  Long-term Investments are classified as held-to-maturity and are accounted for at amortized cost.  The Company has both the intent and ability to hold the bonds to maturity.  Certificates of deposit are accounted for at carrying value with no adjustments for changes in fair value.  Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method.  Dividend and interest income are recognized when earned.  Realized investment gains and losses are included in earnings.

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

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Funds Held as Collateral Assets

Funds held as collateral assets consist principally of cash collateral received from principals to guarantee performance on surety bonds issued by the Company, as well as all other contractual obligations of the principals to the surety.  The Company also holds long-term certificates of deposit as collateral.

Land Leases

Most of the advertising structures are located on leased land.  Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months.  The lease contracts include those with fixed payments and those with escalating payments.  Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue.  Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability.  At December 31, 2016 and 2015, prepaid expenses include $176,800 and $17,654, respectively, in prepaid land leases.

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

The more significant areas requiring the use of management estimates relate to anticipated salvage and subrogation, accrued losses and loss adjustment expenses, litigation contingencies, allocation of asset acquisition price between tangible and intangible assets, useful lives for depreciation and amortization, and the valuation of deferred tax assets and liabilities.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

Billboard Rentals

The Company generates revenue from outdoor advertising through the leasing of billboards.  The terms of the operating leases range from less than one month to three years and are generally billed monthly.  Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations.  Payments received in advance of being earned are recorded as deferred revenue.

Advertising agency commissions for the years ended December 31, 2016 and 2015 were $80,356 and $6,007, respectively.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force.  Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in force.  The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided.  Premiums ceded are netted against premiums written.

Commissions

The Company generates revenue from commissions on surety bond sales.  The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds.  Payments received for gross premiums are held in escrow until the bond is written.  Commissions are non-refundable and earned as of the policy effective date.  At the time the bond is written funds are disbursed from escrow for the payment of the bond.

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses.  Estimates for losses and loss adjustment expenses are based on past experience of investigating and adjusting claims and consideration of the level of premiums written during the current and prior year.  Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve.  The effects of changes in estimated reserves are included in the results of operations in the period in which the estimates are changed.

Segment Information

The Company's current operations for the year ended December 31, 2016 and 2015 include the outdoor advertising industry and the insurance industry.

Earnings Per Share

Basic loss per common share is computed by dividing the net income (loss) available to common stockholders and Class A common stockholders by the weighted average number of common and Class A common shares outstanding during the year.  Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2016 and 2015, the Company had potentially dilutive securities in the form of stock warrants.  However, such securities were excluded due to their anti-dilutive effect.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs".)  The ASUs not listed below were assessed and determined to be not applicable

Revenue from Contracts with Customers

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance.  The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations.  The collective guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.  The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company has not selected a transition method and is currently evaluating the impact of the pending adoption of this ASU on its ongoing financial reporting.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements  (continued)

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases.  The objective of Topic 842 is to establish the principles that lessee and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors' accounting is largely unchanged from the previous accounting standard.  In addition, Topic 842 expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted.  The Company is currently reviewing the provisions of the new standard and assessing the impact of its adoption.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), which requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination during the measurement period.  To simplify the accounting for adjustments made to provisional amounts, the amendments require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined.  The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The Company adopted this standard as of the beginning of 2016 and the adoption of this standard did not impact the Company's consolidated financial position, results of operations, or cash flows.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements  (continued)

Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

Early adoption is permitted, including adoption in an interim period.  If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.  The amendments should be applied using a retrospective method to each period presented.  The Company is currently reviewing the provisions of the new standard and assessing the impact of its adoption.

Short-Duration Contracts

In May 2015, the FASB issued ASU 2015-09, Financial Services Insurance (Topic 944): Disclosures about Short-Duration Contracts.  The guidance requires additional disclosures related to the liability of unpaid claims and claim adjustment expenses in an effort to increase transparency and comparability.  The standard is effective for fiscal years beginning after December 15, 2015, and is to be applied retroactively.  The Company acquired UC&S, a private company, on December 7, 2016, the year the standard became effective for public companies.

The Company is classified as an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act ("JOBS" Act).  As such, the Company is permitted to defer the adoption of new ASUs until the effective date for private companies, which is generally one year later than the effective date for public companies.  The Company is currently reviewing the provisions of ASU 2015-09 and assessing the impact of its adoption in the coming year.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 3. RESTRICTED CASH

At December 31, restricted cash consists of the following:

	December 31,
	2016	2015

Insurance premium escrow	$194,123	$-
Billboard replacement reserve	84,970	-

	$279,093	$-

At December 31, 2016 deposit on business acquisition consists of $2,950,000 deposited to the seller's escrow account for the acquisition of billboard structures and related assets from Clear Channel Outdoor, Inc.  (See Note 15.)

NOTE 4. ACCOUNTS RECEIVABLE

At December 31, receivables consist of the following:

	December 31,
	2016	2015

Trade accounts, net	$510,709	$276,750
Premiums	211,360	-
Anticipated salvage and subrogation	60,997	-

	$783,066	$276,750

NOTE 5. PROPERTY AND EQUIPMENT

At December 31, property and equipment consist of the following:

	December 31,
	2016	2015

Structures and displays	$6,261,516	$4,548,473
Vehicles and equipment	149,803	-
Office furniture and equipment	175,073	2,633
Accumulated depreciation	(1,008,712)	(307,367)

Total Property and Equipment, net	$5,577,680	$4,243,739

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 6. BUSINESS ACQUISITIONS

2016 Acquisitions

During the year ended December 31, 2016, the Company completed four large business acquisitions and one small acquisition.  All of the acquisitions were accounted for as business combinations under the provisions of ASC 805.  A summary of the acquisitions and revenues and earnings of each since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2016 is provided in the table below.

Jag, Inc.

On February 16, 2016, the Company's subsidiary, LMW entered into a purchase agreement with Jag, Inc. for the purchase of 339 billboard structures, directional signs, equipment and related assets from Jag, Inc.  The assets acquired are located in Wisconsin.  The cash purchase price for the acquired business was $6,954,246 of which $687,500 was escrowed.  The purchase price is subject to certain post-closing adjustments.  The assets were acquired for the purpose of expanding the Company's presence in the outdoor advertising market.  The purchase price allocation is based on an appraisal by an independent third party valuation firm.  Finite-lived intangible assets consist of permits and lease acquisition costs, and customer relationships.  Amortization is computed over the average period of expected benefit, determined from internal information.  The Company also acquired easements.  The easements are permanent easements which grant the Company the right to use real property not owned by the Company.  Since these rights are perpetual, they are not amortized.

Rose City Outdoor, LLC

On February 16, 2016, the Company made a small acquisition, Rose City Outdoor, LLC and Rose City of Florida, LLC, for a cash purchase price of $287,320.

Kelley Outdoor Media LLC

On June 15, 2016, the Company's subsidiary, LMA entered into a purchase agreement for the purchase of ten billboard structures and related assets from Kelley Outdoor Media, LLC and ArtRod Displays, Inc.  The assets acquired are located in Georgia.  The cash purchase price for the acquired business was $2,021,885.  The assets were acquired for the purpose of expanding the Company's presence in the outdoor advertising market.  The purchase price allocation is based on an appraisal by an independent third party valuation firm.  The Company amortizes the noncompetition agreement according to the terms of the asset purchase agreement.  Other finite-lived intangible assets consist of customer relationships and permits. Amortization is computed over the average period of expected benefit, determined from internal information.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

The Warnock Agency, Inc.

On April 20, 2016, the Company's subsidiary, GIG, acquired the stock of The Warnock Agency. The cash purchase price was $1,345,000, of which $126,500 is not payable until eighteen months after closing and is included in the consolidated balance sheet under the caption long-term liabilities.  TWA was acquired for the purpose of expanding the Company's presence in the insurance market.  The purchase price allocation is based on an appraisal by an independent third party valuation firm.

Finite–lived intangible assets consist of customer relationships, trade names and trademarks, technology, and a non-competition agreement.  The Company amortizes the non-competition agreement according to the terms of the asset purchase agreement.  For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

United Casualty and Surety Company

On December 7, 2016, the Company's subsidiary, GIG acquired the stock of the United Casualty and Surety Company.  The cash purchase price was $13,000,000.  UC&S was acquired for the purpose of expanding the Company's presence in the insurance market.

The provisional allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed.  Due to the timing of the transaction the initial accounting for the business combination is incomplete.  The Company is still in the process of identifying additional intangible assets and is obtaining and assessing documentation of the contracts and relationships.

As of December 31, 2016, identifiable intangible assets consist of state insurance licenses and are amortized over the average period of expected benefit determined from internal information.

The following tables present the 2016 business acquisitions, amortization of finite-lived intangible assets, revenues and earnings included in consolidated net loss for the year ended December 31, 2016, and the costs of acquisition included in professional fees on the Company's consolidated statement of operations for the year ended December 31, 2016.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Billboards
	Jag	Rose City	Kelley	Subtotal
Assets Acquired
Property and Equipment:
Structures and displays	$562,300	$230,000	$733,500	$1,525,800
Vehicles, tools, and eqipment	140,435	-	-	140,435
Office furniture and equipment	-	-	-	-

Total Property and Equipment	702,735	230,000	733,500	1,666,235

Intangible assets:
Customer relationships	1,425,000	-	215,000	1,640,000
Permits, licenses,and lease acquisition costs	695,000	26,100	38,000	759,100
Easements	110,000	-	-	110,000
Noncompetition agreement	-	-	-	-
Trade names and trademarks	-	-	-	-
Technology	-	-	-	-
Goodwill	3,915,171	31,220	1,013,500	4,959,891

Total Intangible Assets	6,145,171	57,320	1,266,500	7,468,991

Other assets:
Cash	-	-	-	-
Accounts receivable	106,340	-	21,885	128,225
Investments, short-term	-	-	-	-
Prepaid expense	-	-	-	-
Deferred policy acquisition costs	-	-	-	-
Funds held as collateral assets	-	-	-	-
Investments, long-term	-	-	-	-
Other noncurrent assets	-	-	-	-

Total Other Assets	106,340	-	21,885	128,225

Total Assets Acquired	6,954,246	287,320	2,021,885	9,263,451

Liabilities Assumed	-	-	-	-

Total	$6,954,246	$287,320	$2,021,885	$9,263,451

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Insurance
	TWA	UC&S	Subtotal	Total
Assets Acquired
Property and Equipment:
Structures and displays	$-	$-	$-	$1,525,800
Vehicles, tools, and eqipment	-	-	-	140,435
Office furniture and equipment	20,325	9,548	29,873	29,873

Total Property and Equipment	20,325	9,548	29,873	1,696,108

Intangible assets:
Customer relationships	248,000	-	248,000	1,888,000
Permits, licenses,and lease acquisition costs	-	450,000	450,000	1,209,100
Easements	-	-	-	110,000
Noncompetition agreement	75,000	-	75,000	75,000
Trade names and trademarks	55,000	-	55,000	55,000
Technology	138,000	-	138,000	138,000
Goodwill	717,679	7,158,648	7,876,327	12,836,218

Total Intangible Assets	1,233,679	7,608,648	8,842,327	16,311,318

Other assets:
Cash	80,000	3,631,626	3,711,626	3,711,626
Accounts receivable	-	416,611	416,611	544,836
Investments, short-term	-	1,003,196	1,003,196	1,003,196
Prepaid expense	10,996	99,153	110,149	110,149
Deferred policy acquisition costs	-	276,556	276,556	276,556
Funds held as collateral assets	-	1,642,026	1,642,026	1,642,026
Investments, long-term	-	1,486,320	1,486,320	1,486,320
Other noncurrent assets	-	4,864	4,864	4,864

Total Other Assets	90,996	8,560,352	8,651,348	8,779,573

Total Assets Acquired	1,345,000	16,178,548	17,523,548	26,786,999

Liabilities Assumed	-	(3,178,548)	(3,178,548)	(3,178,548)

Total	$1,345,000	$13,000,000	$14,345,000	$23,608,451

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

Liabilities assumed in connection with the UC&S acquisition are as follows:

Accounts payable and accrued expenses	$107,850
Unearned premiums	1,189,672
Federal income taxes payable	110,000
Funds held as collateral	1,642,026
Deferred tax liability	129,000

Total Liabilities Assumed	$3,178,548

	Billboards
	Jag	Rose City	Kelley	Subtotal

Amortization of intangible assets acquired during the year ended December 31, 2016	$415,044	$2,175	$44,018	$461,237

Revenues since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2016	$1,461,633	$21,950	$205,670	$1,689,253

Earnings since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2016	$(175,794)	$(2,160)	$43,505	$(134,449)

Costs of acquisition included in professional fees on the Company's consolidated statement of operations for the year ended December 31, 2016	$92,561	$-	$46,939	$139,500

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Insurance
	TWA	UC&S	Subtotal	Total

Amortization of intangible assets acquired during the year ended December 31, 2016	$114,111	$1,500	$115,611	$576,848

Revenues since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2016	$507,477	$171,564	$679,041	$2,368,294

Earnings since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2016	$(60,530)	$(12,800)	$(73,330)	$(207,779)

Costs of acquisition included in professional fees on the Company's consolidated statement of operations for the year ended December 31, 2016	$21,253	$131,621	$152,874	$292,374

2015 Acquisitions

During the year ended December 31, 2015, the company completed three significant business acquisitions.  All of the acquisitions were accounted for as business combinations under the provisions of ASC 805.  A summary of the acquisitions and revenues and earnings of each since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2015 is provided in the table below.

Bell Media, LLC

On June 19, 2015, the Company's subsidiary, LMA entered into a purchase agreement with Bell Media, LLC for the purchase of thirty-three billboard structures and related assets from Bell Media, LLC.  The assets acquired are located in Alabama.  Bell Media, LLC sold only assets related to its outdoor advertising business. The cash purchase price was $6,684,604, including $300,000 for which payment was deferred until approvals for LMA to assume certain land leases were obtained.  The approvals were obtained in July 2015 and the payment was made.  The business acquisition was effected for the purpose of the Company's entry into the outdoor advertising market.  The allocation of the purchase price is based on an appraisal by an independent third party valuation firm.  The Company amortizes the noncompetition and non-solicitation agreements according to the terms of the asset purchase agreement.  Other finite-lived intangible assets consist of customer relationships, permits, licenses, and lease acquisition costs. Amortization is computed over the average period of expected benefit, determined from internal information.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 6. BUSINESS ACQUISITIONS (Continued)

2015 Acquisitions (continued)

Fair Outdoor, LLC

On July 23, 2015, the Company's subsidiary, LMF entered into a purchase agreement with Fair Outdoor, LLC for the purchase of a billboard structure and related assets from Fair Outdoor, LLC.  The assets acquired are located in Florida.  The cash purchase price was $1,945,061.  The business acquisition was effected for the purpose of expanding the Company's presence in the outdoor advertising market.  The allocation of the purchase price is based on an appraisal by an independent third party valuation firm. Finite-lived intangible assets consist of permits and customer relationships.   Amortization is computed over the average period of expected benefit, determined from internal information.

I-85 Advertising, LLC

On August 31, 2015, the Company's subsidiary, LMA entered into a purchase agreement with I-85 Advertising, LLC for the purchase of five billboard structures and related assets from I-85 Advertising, LLC.  The assets acquired are located in Georgia.  The cash purchase price was $1,294,900.  The business acquisition was effected for the purpose of expanding the Company's presence in the outdoor advertising market.  The allocation of the purchase price is based on an appraisal by an independent third party valuation firm.  Finite-lived intangible assets consist of permits.  Amortization is computed over the average period of expected benefit, determined from internal information.  The Company also acquired easements.  The easements are permanent easements which grant the Company the right to use real property not owned by the Company.  Since these rights are perpetual, they are not amortized.

The following tables present the 2015 business acquisitions, amortization of finite-lived intangible assets, revenues and earnings included in consolidated net loss for the year ended December 31, 2015, and the costs of acquisition included in professional fees on the Company's consolidated statement of operations for the year ended December 31, 2015.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 6. BUSINESS ACQUISITIONS (Continued)

2015 Acquisitions (continued)

	Billboards
	Bell	Fair	I-85	Total
Assets Acquired
Property and Equipment:
Structures and displays	$3,468,700	$370,000	$587,500	$4,426,200

Intangible Assets:
Customer relationships	170,000	536,300	-	706,300
Permits, licenses and lease acquisition costs	200,000	52,200	52,200	304,400
Easement	-	-	11,000	11,000
Noncompetition and non-solicitation agreements	98,000	-	-	98,000
Goodwill	2,747,904	986,561	644,200	4,378,665

Total Intangible Assets	3,215,904	1,575,061	707,400	5,498,365

Total Assets Acquired	$6,684,604	$1,945,061	$1,294,900	$9,924,565

Amortization of intangible assets acquired during the year ended December 31, 2015	$72,042	$76,654	$1,740	$150,436

Revenues since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2015	$597,309	$85,853	$30,050	$713,212

Earnings since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2015	$(284,773)	$(32,857)	$14,061	$(303,569)

Costs of acquisition included in professional fees on the Company's consolidated statement of operations for the year ended December 31, 2015	$130,456	$55,788	$55,297	$241,541

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 6. BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2015.  For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.  Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years.  Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	Years Ended December 31,
	2016	2015

Revenue	$6,880,070	$6,947,351

Net Income (Loss)	$(2,727,032)	$(978,770)

Basic and Diluted Earnings
(Loss) per Share	$(0.45)	$(0.66)

Basic and Diluted Weighted
Average Class A and Common
Shares Outstanding	6,043,571	1,481,310

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

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2016			December 31, 2015
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$2,594,300	$(876,976)	$1,717,324	$706,300	$(120,520)	$585,780
Permits, licenses, and lease acquistion costs	1,513,500	(70,330)	1,443,170	304,400	(14,748)	289,652
Noncompete agreements	145,000	(31,583)	113,417	70,000	(7,583)	62,417
Trade names and trademarks	55,000	(18,333)	36,667	-	-	-
Technology	138,000	(30,667)	107,333	-	-	-
Non-solicitation agreement	28,000	(21,583)	6,417	28,000	(7,584)	20,416
Easements	121,000	-	121,000	11,000	-	11,000

	$4,594,800	$(1,049,472)	$3,545,328	$1,119,700	$(150,435)	$969,265

Future Amortization

The future amortization associated with the intangible assets is as follows:

	December 31,
	2017	2018	2019	2020	2021	Thereafter	Total

Customer relationships	$846,986	$733,603	$136,735	$-	$-	$-	$1,717,324
Permits, licenses and lease acquisition costs	77,950	77,950	77,950	77,950	77,950	1,053,420	1,443,170
Noncompete agreements	29,000	29,000	29,000	21,417	5,000	-	113,417
Trade names and trademarks	27,500	9,167	-	-	-	-	36,667
Technology	46,000	46,000	15,333	-	-	-	107,333
Nonsolicitation agreement	6,417	-	-	-	-	-	6,417

	$1,033,853	$895,720	$259,018	$99,367	$82,950	$1,053,420	$3,424,328

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 7. INTANGIBLE ASSETS (Continued)

Future Amortization (continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	23
Permits, licenses, and lease acquisition costs	222
Non-compete agreements	47
Trade names and trademarks	16
Technology	28
Nonsolicitation agreement	6

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Certificates of Deposit and U.S. Treasury Securities

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months.

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, and U.S. Treasury securities.  The certificates of deposit have maturity dates ranging from 2018 through 2021.    The Company has the intent and the ability to hold the investments to maturity.  Certificates of deposit and U.S. Treasury securities are stated at carrying value which approximates fair value.

Long-term investments consist of the following:

	December 31,
	2016	2015

U.S. Treasury securities	$810,319	$-
Certificates of deposit	374,879	-

	$1,185,198	$-

Convertible Note Receivable

On September 13, 2016, the Company purchased an unsecured convertible note receivable from Breezeway Homes, Inc. ("Breezeway") for the principal sum of $100,000.  The note bears interest at three percent (3%) per annum.  Principal and accrued interest are payable on demand at the earlier of December 31, 2018 or the closing of Breezeway's next equity financing. The conversion provisions will be determined by the amount, date, and terms of Breezeway's next equity financing. At December 31, 2016, the balance of the note plus accrued interest is $100,896.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 8. INVESTMENTS (Continued)

Investment in Unconsolidated Affiliates

The Company has various investments in equity method affiliates, whose businesses are in real estate and real estate services.  The Company's interests in its affiliates ranges from 7.15% to 30%.  Two of the investments in affiliates, with a carrying amount of $325,475, are managed by a member of the Company's board of directors.

The following table is a reconciliation of the Company's investments in equity affiliates as presented in investments on the consolidated balance sheet:

	2016	2015

Beginning of year	$657,528	$47,263
Additional investments in unconsolidated affiliates	258,166	670,232
Distributions received	(16,515)	(32,000)
Sale of investment in unconsolidated affiliate	-	(31,780)
Equity in net income (loss) of unconsolidated affiliates	(27,261)	3,813

End of year	$871,918	$657,528

NOTE 9. NOTE PAYABLE, FORMER STOCKHOLDER

In connection with the former controlling stockholder's sale of his entire interest in the Company, the Company became obligated on a note payable to the former stockholder in the principal amount of $135,494.  The note bore interest at 5.76% per annum, was due February 12, 2016 and was secured by the Company's 40% interest in Ananda Investments, LLC ("Ananda".)  The Company could elect to fully satisfy the outstanding principal and accrued interest by transferring the Company's 40% interest in Ananda to the former controlling stockholder.  The former controlling stockholder could also elect to accept the transfer of the Company's 40% interest in Ananda in full satisfaction of the unpaid principal and accrued interest.

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

On December 31, 2015, the Company transferred its interest in Ananda to the former controlling stockholder in full satisfaction of the note payable in the principal amount of $103,494 and accrued interest of $6,436.  On January 22, 2016, in connection with the transfer of its interest in Ananda the Company was released from its guaranty of Ananda's mortgage note payable.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 10. NOTES PAYABLE, STOCKHOLDERS

Notes payable stockholders consist of the following:

	December 31,
	2016	2015

Note payable to a limited liability company, bearing interest at 5% per annum, unsecured, prinicpal and interest due February 12, 2016	$-	$50,000

Note payable to a limited partnership, bearing interest at 5% per annum, unsecured, principal and interest due February 12, 2016	-	50,000

	$-	$100,000

In connection with the former stockholder's sale of his entire interest in the Company, the two new majority stockholders purchased two notes payable in the original principal amounts of $100,000 and $298,224 from the former controlling stockholder.

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
For the Years Ended December 31, 2016 and 2015
NOTE 11. CAPITAL STOCK

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

The financial statements for the year ended December 31, 2015 have been retroactively restated to reflect the reverse stock split.

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

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 11. CAPITAL STOCK (Continued)

On July 22, 2015, the controlling stockholders, Boulderado Partners, LLC ("Boulderado") and Magnolia Capital Fund, LP ("Magnolia") purchased common stock at $10 per share.  Boulderado purchased 250,000 shares and Magnolia purchased 1,200,000 shares resulting in gross proceeds to the Company of $14,500,000.  The proceeds were used to fund Link Media Florida, LLC ("LMF") the Company's new subsidiary, in its purchase of outdoor advertising assets.  Each holder of common stock would be eligible to participate in an offering of common stock and Class A common stock, under a future rights offering.

On October 19, 2015, the Company changed the number of authorized shares of Class A common stock from 12,000,000 shares to 1,300,000 shares and authorized shares of common stock from 18,000,000 shares to 28,700,000 shares.

As discussed in Note 10, on February 29, 2016, the Company issued 5,223 shares of common stock to each of the two controlling stockholders at a price of $10.15 per share in exchange for the extinguishment of notes payable and accrued interest, totaling $106,028.

On March 11, 2016, the Company amended its certificate of incorporation to reduce authorized shares of common stock from 18,000,000 to 11,000,000 shares; authorized shares of Class A common stock from 1,300,000 shares to 1,161,116 shares; and, preferred stock from 3,000,000 shares to 1,000,000 shares.

During the year ended December 31, 2016 the Company raised $41,761,318, in cash, from the issuance of its common stock.  The stock was issued at a price of $10.15 per share and represents the issuance of 4,114,415 shares.  Of that amount, the controlling stockholders had purchased, for cash, 2,906,403 shares for a total cash consideration of $29,499,990.  As a group, entities related to the Company's officers and directors purchased 3,001,254 shares for a total cash consideration of $30,462,729.

NOTE 12. INCOME TAX BENEFIT

The Company accounts for income taxes in accordance with ASC Topic 740 which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 12. INCOME TAX BENEFIT (Continued)

The components of the income tax (provision) benefit for the years ended December 31, were as follows:

	December 31,
	2016	2015

Current tax benefit:
Federal	$1,142,968	$443,173
State	131,774	37,936

Total	1,274,742	481,109

Deferred tax benefit (expense):
Federal	(73,928)	(88,719)
State	(13,955)	(16,914)

Total	(87,883)	(105,633)

Total Income Tax Benefit Before Valuation Allowance	1,186,859	375,476

Valuation allowance	(1,186,859)	(375,476)

Total Income Tax Benefit	$-	$-

Deferred tax assets:
Net operating loss carryforward	$1,554,785	$367,926
Less valuation allowance	(1,554,785)	(367,926)

	$-	$-

The Company has available at December 31, 2016, tax operating loss carry forwards of approximately $4,500,000, net of the loss of $276,000 of tax operating loss carry forwards due to the change in control of the Company.  Such carry forwards may be applied against future taxable income and expire in 2035 and 2036.

The amount and ultimate realization from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

At December 31, 2016, the Company had recorded a valuation allowance of $1,554,785 to fully offset the deferred tax asset.  The change in the valuation allowance for the year ended December 31, 2016 is $1,186,859.

As of December 31, 2015, deferred tax assets and the valuation allowance were adjusted by $71,122 due to the loss of tax operating loss carry forwards associated with the change in control of the Company.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015
NOTE 12. INCOME TAX BENEFIT (Continued)

On December 7, 2016, the Company acquired UC&S.  On the date of acquisition, UC&S had a deferred tax liability of $129,000.  Such deferred tax liability is part of the purchase accounting (See Note 6.).  The deferred tax liability was not relieved by the valuation allowance since UC&S files its own tax return which is separate from that of Boston Omaha.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal and state tax rates to the Company's effective tax rate for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015

Federal provision (benefit) at statutory rates	(34.00)%	(35.00%)

Change in valuation allowance	34.00%	35.00%

	0.00%	0.00%

The Company has no tax positions at December 31, 2016 and 2015 for which the ultimate deductibility is highly uncertain nor is there uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2016 and 2015, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2016 and 2015.

Tax years from 2013 forward are open to examination by the Internal Revenue Service.

NOTE 13. FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 3.), the Company acquired the leases for three hundred sixty-nine billboard locations.  Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to two hundred twenty-four months.  In many instances, the Company can cancel the lease with little or no penalty.  Ground rents for the years ended December 31, 2016 and 2015 were $546,884 and $114,587, respectively.  Contingent rents included in ground rents for the years ended December 31, 2016 and 2015 were $46,980 and $1,733, respectively.

The Company leases office space under leases expiring between 2019 and 2022.  Rent expense included in general and administrative expense for the year ended December 31, 2016 and 2015 was $32,744 and $0, respectively.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 13. FUTURE MINIMUM LEASE PAYMENTS (Continued)

Future minimum rents are as follows for the twelve months ending December 31:

2017	$ 665,242
2018	640,676
2019	583,690
2020	537,633
2021	513,156
Thereafter	2,495,686

$ 5,436,083

NOTE 14. INDUSTRY SEGMENTS

This summary presents the Company's current segments, as described below.

General Indemnity Group, LLC ("GIG")

GIG conducts the Company's insurance operations through its subsidiaries, The Warnock Agency ("TWA") and United Casualty and Surety Insurance Company ("UC&S".)  TWA clients are nationwide and UC&S clients are multi-state.  Revenue consists of surety bond sales and insurance commissions.  Currently, GIG's corporate resources are used to support TWA and UC&S and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC ("LMH")

LMH conducts the Company's billboard rental operations.  LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.

Boston Omaha Corporation and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 14. INDUSTRY SEGMENTS (Continued)

				Total
Year Ended December 31, 2016	GIG	LMH	Unallocated	Consolidated

Revenue	$679,983	$3,163,534	$-	$3,843,517
Segment loss from operations	(558,686)	(1,148,120)	(1,466,569)	(3,173,375)
Capital expenditures	8,872,200	9,846,200	-	18,718,400
Depreciation and amortization	120,537	1,516,604	-	1,637,141

				Total
Year Ended December 31, 2015	GIG	LMH	Unallocated	Consolidated

Revenue	$-	$713,212	$9,700	$722,912
Segment loss from operations	(68,417)	(380,137)	(598,869)	(1,047,423)
Capital expenditures	-	10,049,470	-	10,049,470
Depreciation and amortization	132	457,671	-	457,803

				Total
December 31, 2016	GIG	LMH	Unallocated	Consolidated

Goodwill	$7,876,327	$9,338,556	$-	$17,214,883
Total assets	18,926,924	21,934,616	24,790,690	65,652,230

				Total
December 31, 2015	GIG	LMH	Unallocated	Consolidated

Goodwill	$-	$4,378,664	$-	$4,378,664
Total assets	91,077	10,066,711	13,627,708	23,785,496

NOTE 15. SUBSEQUENT EVENTS

On January 9, 2017, the Company's subsidiary, LMG entered into a purchase agreement for the purchase of thirty-seven billboard structures and related assets from Clear Channel Outdoor, Inc.  The cash purchase price of the acquired business was $2,983,444, of which $2,950,000 was deposited in the seller's escrow account in November 2016 (See Note 3.).  The assets were acquired for the purpose of expanding the Company's presence in the outdoor advertising market in the Southeastern United States.

On January 31, 2017, the Company's subsidiary LMW entered into a purchase agreement for the purchase of ninety-one billboard structures and related assets from Hartlind Outdoor.  The cash purchase price of the acquired business was $2,817,000.  The assets were acquired for the purpose of expanding the Company's presence in the outdoor advertising market in Wisconsin.