Form 10-K/A
period 2016-12-31
BOSTON OMAHA Corp
filed 2017-04-05
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Boston Omaha Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2016 (this “Amendment”) to amend its original filing of Form 10-K filed on March 24, 2017 (the “Original Form 10-K”).  The purpose of this Amendment is solely to amend the signature lines to the certifications of the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively (the “Certifications”), to the Original Form 10-K, to provide conformed signatures, which were inadvertently omitted from the Certificates filed as exhibits to the Original Form 10-K.  The original signature lines to the Certifications were fully executed on March 24, 2017, and were in the Company’s possession at the time of the filing of the Original Form 10-K.

No other changes have been made to the Original Form 10-K. This Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures.

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

10.5 (*)(**)  Employment Agreement dated as of May 20, 2016 by and between United Casualty and Surety Insurance Company and Todd S. Carrigan, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Commission on February 13, 2017.

10.6 (*)(**)  Employment Agreement dated as of March 3, 2017 by and between Link Media Holdings, LLC and James McLaughlin, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2017.

31.1(#)  Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(#)Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(#)(##)Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2(#)(##)Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

XBRL Instance Document

100.INS (***) XBRL Instance Document.

100.SCH (***) XBRL Taxonomy Extension Schema.

100.CAL (***) XBRL Taxonomy Extension Calculation Linkbase.

100.DEF (***) XBRL Taxonomy Extension Definition Linkbase.

100.LAB (***) XBRL Taxonomy Extension Labels Linkbase.

100.PRE (***) XBRL Taxonomy Extension Presentation Linkbase.

(*)   Incorporated by reference to the filing indicated.

(**) Management contract or compensatory plan or arrangement.

(***) Previously filed with Annual Report on Form 10-K for year ended December 31, 2016.

(#)    Filed herewith.

(##) The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2016 without conformed signatures.  They are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Boston Omaha Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION

(Registrant)

By: /s/ Alex B. Rozek

Alex B. Rozek,

President (Principal Executive Officer)

April 5, 2017

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Controller and Treasurer (Chief Accounting Officer)

April 5, 2017