Form 10-Q
period 2017-03-31
BOSTON OMAHA Corp
filed 2017-05-15
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(857) 256-0079

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,841,815 shares of common stock and 1,055,560 shares of Class A common stock as of May 15, 2017.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

References in this Form 10-Q to the “Company” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2017 and 2016

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

ASSETS

	March 31,	December 31,
	2017	2016
Current Assets:
Cash	$24,163,381	$29,564,975
Restricted cash	309,366	279,093
Accounts receivable, net	780,523	783,066
Investments, short-term	1,158,046	1,155,372
Prepaid expenses	658,312	542,110

Total Current Assets	27,069,628	32,324,616
Property and Equipment, net	7,647,784	5,577,680
Other Assets:
Goodwill	19,316,256	17,214,883
Intangible assets, net	4,894,693	3,545,328
Investments	2,842,091	1,286,094
Investments in unconsolidated affiliates	926,987	871,918
Funds held as collateral assets	1,555,100	1,638,612
Deposit on business acquisition	—	2,950,000
Other	219,753	243,099

Total Other Assets	29,754,880	27,749,934

Total Assets	$64,472,292	$65,652,230

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2017	2016
Current Liabilities:
Accounts payable and accrued expenses	$553,890	$465,898
Funds held as collateral	1,555,100	1,638,612
Unearned premiums and deferred revenue	1,028,527	1,102,734

Total Current Liabilities	3,137,517	3,207,244
Long-term Liabilities:
Long-term payable for acquisition	126,500	126,500
Deferred tax liability	129,000	129,000

Total Liabilities	3,393,017	3,462,744
Stockholders’ Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 11,000,000 shares authorized, 5,841,815 shares issued and outstanding	5,841	5,841
Class A common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	66,925,766	66,925,766
Accumulated deficit	(5,853,388)	(4,743,177)

Total Stockholders’ Equity	61,079,275	62,189,486

Total Liabilities and Stockholders’ Equity	$64,472,292	$65,652,230

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:
Billboard rentals	$1,014,492	$513,544
Premiums earned	492,542	—
Insurance commissions	333,168	—
Investment and other income	29,725	—

Total Revenues	1,869,927	513,544
Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	491,085	190,735
Cost of insurance revenues	186,594	—
Employee costs	830,847	217,435
Professional fees	454,003	345,520
General and administrative	410,600	208,924
Amortization	373,226	134,492
Depreciation	223,467	182,968
Bad debt expense	—	27,405

Total Costs and Expenses	2,969,822	1,307,479

Net Loss from Operations	(1,099,895)	(793,935)
Other Income (Expense):
Equity in loss of unconsolidated affiliates	(8,231)	(44,161)
Interest expense	(2,085)	(1,742)

Net Loss Before Income Tax	(1,110,211)	(839,838)
Income Tax (Provision) Benefit	—	—

Net Loss	$(1,110,211)	$(839,838)

Basic and Diluted Net Loss per Share	$(0.16)	$(0.19)

Basic and Diluted Weighted Average Shares Outstanding	6,897,375	4,455,799

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(1,110,211)	$(839,838)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	596,693	317,460
Bad debt expense	—	27,405
Equity in loss of unconsolidated affiliates	8,231	44,161
Changes in operating assets and liabilities:
Accounts receivable	1,793	9,203
Investments, short-term	(2,674)	—
Prepaid expenses	(116,202)	11,216
Other assets	23,345	—
Accounts payable and accrued expenses	87,992	216,389
Accrued interest	—	1,634
Deferred revenue	(74,207)	1,324

Net Cash Used in Operating Activities	(585,240)	(211,046)
Cash Flows from Investing Activities:
Deposits to restricted cash	(30,273)	(14,970)
Purchase of equipment	(317,090)	(9,368)
Business acquisitions	(2,850,444)	(7,241,567)
Acquisition of investment in unconsolidated affiliate	(66,000)	(159,167)
Distributions from unconsolidated affiliate	2,700	—
Purchase of investments	(2,054,709)	—
Proceeds from investments	499,462	—

Net Cash Used in Investing Activities	(4,816,354)	(7,425,072)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	—	25,142,516

Net Cash Provided by Financing Activities	—	25,142,516

Net (Decrease) Increase in Cash	(5,401,594)	17,506,398
Cash, Beginning of Period	29,564,975	13,189,066

Cash, End of Period	$24,163,381	$30,695,464

Interest Paid in Cash	$—	$108

Income Taxes Paid in Cash	$—	$—

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Investing and Financing Activities

Unaudited

	For the Three Months Ended
	March 31,
	2017	2016
Deposit on business acquisition applied to purchase	$2,950,000	$—
Notes payable and accrued interest converted to common stock	—	106,018

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 1. ORGANIZATION AND BACKGROUND

Boston Omaha Corporation was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, and Wisconsin; (ii) our insurance business that specializes in surety bonds, and (iii) equity method investments in several real estate and real estate service companies. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC and our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015 and 2016, we completed five additional acquisitions of outdoor advertising businesses. In January 2017, we completed two more acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a surety bond business, thus expanding our operations in insurance.

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2016 and 2015 as reported in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2017, have been omitted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Link Media Holdings, LLC (“LMH”)

Link Media Alabama, LLC (“LMA”)

Link Media Florida, LLC (“LMF”)

Link Media Wisconsin, LLC (“LMW”)

Link Media Georgia, LLC (“LMG”)

General Indemnity Group, LLC (“GIG”)

General Indemnity Direct Insurance Services, LLC (“GIDIS”)

General Indemnity Insurance Company PCC, LLC (“GIIC”)

The Warnock Agency, Inc. (“TWA”)

United Casualty and Surety Insurance Company, Inc. (“UC&S”)

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 3. RESTRICTED CASH

Restricted cash consists of the following:

	March 31,	December 31,
	2017	2016
Insurance premium escrow	$209,396	$194,123
Billboard replacement reserve	99,970	84,970

	$309,366	$279,093

At December 31, 2016 deposit on business acquisition consists of $2,950,000 deposited to the seller’s escrow account for the acquisition of billboard structures and related assets from Clear Channel Outdoor, Inc. (See Note 5.)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2017	2016
Structures and displays	$8,547,356	$6,261,516
Vehicles and equipment	149,803	149,803
Office furniture and equipment	182,804	175,073
Accumulated depreciation	(1,232,179)	(1,008,712)

Total Property and Equipment, net	$7,647,784	$5,577,680

NOTE 5. BUSINESS ACQUISITIONS

2017 Acquisitions

During the three months ended March 31, 2017, we completed two business acquisitions of billboards and related assets. Both acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions and revenues and earnings of each since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2017 is provided in the table below.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 5. BUSINESS ACQUISITIONS (Continued)

Clear Channel Outdoor, Inc.

On January 9, 2017, our subsidiary, LMG entered into a purchase agreement with Clear Channel Outdoor, Inc., which we refer to as “CCO,” for the purchase of thirty-seven billboard structures and related assets. The assets acquired are located in Georgia. The cash purchase price for the acquired business was $2,983,444, of which $2,950,000 had been deposited into the seller’s escrow account in November 2016 and was subsequently applied to the purchase price. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The preliminary purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Finite-lived intangible assets consist of customer relationships and permits. Amortization is computed over the average period of expected benefit, determined from internal information.

Hartlind Outdoor, LLC

On January 31, 2017, our subsidiary, LMW entered into a purchase agreement with Hartlind Outdoor, LLC, which we refer to as “Hartlind,” for the purchase of ninety-one billboard structures and related assets. The assets acquired are located in Wisconsin. The cash purchase price for the acquired business was $2,817,000. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The preliminary purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Finite-lived intangible assets consist of customer relationships, permits, and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. Amortization of the other finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information. We also acquired six easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since these rights are perpetual, they are not amortized.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 5. BUSINESS ACQUISITIONS (Continued)

	Billboards
	CCO	Hartlind	Total
Assets Acquired
Property and Equipment: Structures and displays	$1,850,000	$126,480	$1,976,480
Intangible Assets:
Customer relationships	888,259	534,147	1,422,406
Permits, licenses and lease acquisition costs	14,685	40,500	55,185
Easements	—	240,000	240,000
Noncompetition and non-solicitation agreements	—	5,000	5,000
Goodwill	230,500	1,870,873	2,101,373

Total Intangible Assets	1,133,444	2,690,520	3,823,964

Total Assets Acquired	$2,983,444	$2,817,000	$5,800,444

Amortization of intangible assets acquired during the three months ended March 31, 2017	$70,846	$30,514	$101,360

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2017	$154,983	$53,111	$208,094

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2017	$(20,364)	$17,298	$(3,066)

Costs of acquisition included in professional fees on the consolidated statement of operations for the three months ended March 31, 2017	$14,468	$7,814	$22,282

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 5. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions

During the year ended December 31, 2016, we completed four large business acquisitions and one small acquisition. All of the acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the revenues and earnings of each since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2016 is provided in the table below.

JAG, Inc.

On February 16, 2016, our subsidiary, LMW entered into a purchase agreement with Jag, Inc. for the purchase of 339 billboard structures, directional signs, equipment and related assets from JAG, Inc. The assets acquired are located in Wisconsin. The cash purchase price for the acquired business was $6,954,246 of which $687,500 was escrowed. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. Finite-lived intangible assets consist of permits and lease acquisition costs, and customer relationships. Amortization is computed over the average period of expected benefit, determined from internal information. We also acquired easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since these rights are perpetual, they are not amortized.

Rose City Outdoor, LLC

On February 16, 2016, we made a small acquisition, Rose City Outdoor, LLC and Rose City of Florida, LLC, for a cash purchase price of $287,320.

Kelley Outdoor Media LLC

On June 15, 2016, our subsidiary, LMA entered into a purchase agreement for the purchase of ten billboard structures and related assets from Kelley Outdoor Media, LLC and ArtRod Displays, Inc. The assets acquired are located in Georgia. The cash purchase price for the acquired business was $2,021,885. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. Other finite-lived intangible assets consist of customer relationships and permits. Amortization is computed over the average period of expected benefit, determined from internal information.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 5. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

The Warnock Agency, Inc.

On April 20, 2016, our subsidiary, GIG, acquired the stock of The Warnock Agency. The cash purchase price was $1,345,000, of which $126,500 is not payable until eighteen months after closing and is included in the consolidated balance sheet under the caption long-term liabilities. TWA was acquired for the purpose of expanding our presence in the insurance market. The purchase price allocation is based on an appraisal by an independent third party valuation firm.

Finite–lived intangible assets consist of customer relationships, trade names and trademarks, technology, and a non-competition agreement. We amortize the non-competition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

United Casualty and Surety Insurance Company, Inc.

On December 7, 2016, our subsidiary, GIG, acquired the stock of the United Casualty and Surety Insurance Company, Inc. The cash purchase price was $13,000,000. UC&S was acquired for the purpose of expanding our presence in the insurance market.

The provisional allocation of the purchase price is based on internal information and will be revised when an independent appraisal has been completed. Due to the timing of the transaction the initial accounting for the business combination is incomplete. We are still in the process of identifying additional intangible assets and are obtaining and assessing documentation of the contracts and relationships.

As of December 31, 2016, identifiable intangible assets consist of state insurance licenses and are amortized over the average period of expected benefit determined from internal information.

The following tables present the 2016 business acquisitions, amortization of finite-lived intangible assets, revenues and earnings included in consolidated net loss for the three months ended March 31, 2016, and the costs of acquisition included in professional fees on our consolidated statement of operations for the three months ended March 31, 2016.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 5. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Billboards
	Jag	Rose City	Kelley	Subtotal
Amortization of intangible assets acquired during the three months ended March 31, 2016	$53,618	$326	$—	$53,944

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2016	$133,168	$2,350	$—	$135,518

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2016	$(37,288)	$(643)	$—	$(37,931)

Costs of acquisition included in professional fees on the Company’s consolidated statement of operations for the three months ended March 31, 2016	$21,173	$5,228	$—	$26,401

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 5. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Insurance
	TWA	UC&S	Subtotal	Total
Amortization of intangible assets acquired during the three months ended March 31, 2016	$—	$—	$—	$53,944

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2016	$—	$—	$—	$135,518

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2016	$—	$—	$—	$(37,931)

Costs of acquisition included in professional fees on the Company’s consolidated statement of operations for the three months ended March 31, 2016	$—	$—	$—	$26,401

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2016. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 5. BUSINESS ACQUISITIONS (Continued)

Pro Forma Information (continued)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$1,997,107	$2,229,266

Net Loss	$(1,104,058)	$(702,992)

Basic and Diluted Loss per Share	$(0.16)	$(0.16)

Basic and Diluted Weighted Average Class A and Common Shares Outstanding	6,897,375	4,455,799

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. With respect to CCO and Kelley, the above pro forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership, that were not acquired.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2017			December 31, 2016
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance
Customer relationships	$4,016,706	$(1,200,399)	$2,816,307	$2,594,300	$(876,976)	$1,717,324
Permits, licenses, and lease acquisition costs	1,568,685	(90,842)	1,477,843	1,513,500	(70,330)	1,443,170
Noncompete agreements	150,000	(39,000)	111,000	145,000	(31,583)	113,417
Trade names and trademarks	55,000	(25,208)	29,792	55,000	(18,333)	36,667
Technology	138,000	(42,166)	95,834	138,000	(30,667)	107,333
Non-solicitation agreement	28,000	(25,083)	2,917	28,000	(21,583)	6,417
Easements	361,000	—	361,000	121,000	—	121,000

	$6,317,391	$(1,422,698)	$4,894,693	$4,594,800	$(1,049,472)	$3,545,328

Future Amortization

The future amortization associated with the intangible assets is as follows:

	March 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Customer relationships	$1,299,846	$1,123,588	$392,873	$—	$—	$—	$2,816,307
Permits, licenses and lease acquisition costs	83,469	83,469	83,469	83,469	83,469	1,060,498	1,477,843
Noncompete agreements	30,000	30,000	30,000	18,917	2,083	—	111,000
Trade names and trademarks	27,500	2,292	—	—	—	—	29,792
Technology	45,995	45,995	3,844	—	—	—	95,834
Nonsolicitation agreement	2,917	—	—	—	—	—	2,917

	$1,489,727	$1,285,344	$510,186	$102,386	$85,552	$1,060,498	$4,533,693

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	25
Permits, licenses, and lease acquisition costs	212
Non-compete agreements	44
Trade names and trademarks	13
Technology	25
Nonsolicitation agreement	3

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 7. INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Certificates of Deposit and U.S. Treasury Securities

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months.

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, and U.S. Treasury securities. The certificates of deposit have maturity dates ranging from 2018 through 2021. We have the intent and the ability to hold the investments to maturity. Certificates of deposit and U.S. Treasury securities are stated at carrying value which approximates fair value.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 7. INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Long-term investments consist of the following:

	March 31,	December 31,
	2017	2016
U.S. Treasury securities	$2,281,702	$810,319
Certificates of deposit	458,743	374,879

	$2,740,445	$1,185,198

Convertible Note Receivable

On September 13, 2016, we purchased an unsecured convertible note receivable from Breezeway Homes, Inc., which we refer to as “Breezeway,” for the principal sum of $100,000. The note bears interest at three percent (3%) per annum. Principal and accrued interest are payable on demand at the earlier of December 31, 2018 or the closing of Breezeway’s next equity financing. The conversion provisions will be determined by the amount, date, and terms of Breezeway’s next equity financing. At March 31, 2017 and December 31, 2016, the balance of the note plus accrued interest was $101,646 and $100,896, respectively.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, with a carrying amount of $382,869 on March 31, 2017, are managed by a member of the Company’s board of directors.

The following table is a reconciliation of the Company’s investments in equity affiliates as presented in investments in unconsolidated affiliates on the consolidated balance sheet:

	March 31,	December 31,
	2017	2016
Beginning of period	$871,918	$657,528
Additional investments in unconsolidated affiliates	66,000	258,166
Distributions received	(2,700)	(16,515)
Equity in loss of unconsolidated affiliates	(8,231)	(27,261)

End of period	$926,987	$871,918

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 8. FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 5.), we acquired the leases for four hundred sixty-seven billboard locations. Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to two hundred ninety months. In many instances, the Company can cancel the lease with little or no penalty. Ground rents for the three months ended March 31, 2017 and 2016 were $287,143 and $98,607, respectively. Contingent rents included in ground rents for the three months ended March 31, 2017 and 2016 were $10,932 and $10,786, respectively.

The Company leases office space under leases expiring between 2019 and 2022. Rent expense included in general and administrative expense for the three months ended March 31, 2017 and 2016 was $44,816 and $4,716 respectively.

Future minimum rents are as follows for the twelve months ending March 31:

2018	$1,089,490
2019	1,058,395
2020	970,814
2021	887,821
2022	802,283
Thereafter	3,595,103

$8,403,906

NOTE 9. INDUSTRY SEGMENTS

This summary presents the Company’s current segments, as described below.

General Indemnity Group, LLC (“GIG”)

GIG conducts our insurance operations through its subsidiaries, The Warnock Agency, which we refer to as “TWA,” United Casualty and Surety Insurance Company, which we refer to as “UC&S,” and General Indemnity Insurance Company PCC, LLC, which we refer to as “GIIC.” TWA clients are nationwide and UC&S clients are multi-state. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support TWA, UC&S, and GIIC and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC (“LMH”)

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2017

NOTE 9. INDUSTRY SEGMENTS (Continued)

				Total
Three Months Ended March 31, 2017	GIG	LMH	Unallocated	Consolidated
Revenue	$855,435	$1,014,492	$—	$1,869,927
Segment gross profit	668,841	523,407	—	1,192,248
Segment loss from operations	(233,684)	(458,494)	(407,717)	(1,099,895)
Capital expenditures	—	6,117,534	—	6,117,534
Depreciation and amortization	50,679	546,014	—	596,693

				Total
Three Months Ended March 31, 2016	GIG	LMH	Unallocated	Consolidated
Revenue	$—	$513,544	$—	$513,544
Segment gross profit	—	322,809	—	322,809
Segment loss from operations	(111,600)	(278,373)	(403,962)	(793,935)
Capital expenditures	—	7,250,935	—	7,250,935
Depreciation and amortization	132	317,328	—	317,460

				Total
As of March 31, 2017	GIG	LMH	Unallocated	Consolidated
Accounts receivable, net	$242,325	$538,198	$—	$780,523
Goodwill	7,876,327	11,439,929	—	19,316,256
Total assets	19,139,086	23,204,433	22,128,773	64,472,292

				Total
As of March 31, 2016	GIG	LMH	Unallocated	Consolidated
Accounts receivable, net	$—	$346,482	$—	$346,482
Goodwill	—	6,547,923	—	6,547,923
Total assets	144,390	17,114,739	31,048,392	48,307,521

NOTE 10. SUBSEQUENT EVENTS

On May 1, 2017, our subsidiary, LMG entered into a purchase agreement for the purchase of one billboard structure and related assets from Tinsley Media, LLC. The cash purchase price of the acquisition was $900,000. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2017 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Overview

We currently operate several lines of business, including outdoor billboards and related advertising services, a surety insurance brokerage firm and a surety insurance company currently authorized to issue surety insurance in 23 states. We also maintain minority ownership positions in several real estate ventures. Since February 2015, our business focus has been in the following areas:

•	Since June 2015, we have acquired numerous billboard structures, many with multiple faces, including both static and digital displays, in Alabama, Florida, Georgia and Wisconsin. As of May 8, 2017, we owned 492 billboard structures containing a total of 821 faces, of which 28 are digital displays. We have completed three acquisitions of billboards in 2017 and expect to continue to acquire additional billboards as part of our expansion strategy.

•	In April 2016, we completed the acquisition of The Warnock Agency, Inc., which we refer to as “Warnock,” a nationwide surety bond brokerage business, thus expanding our operations in insurance.

•	In December 2016, we completed the acquisition of United Casualty and Surety Insurance Company, which we refer to as “UC&S,” an AM Best A– (“Excellent”) rated primary insurance carrier with a 27-year history of providing surety bonds for contractors, small businesses and individuals. We are currently expanding UC&S’s reach from the nine states in which it was authorized to issue surety insurance when we acquired UC&S in December to all 50 states and the District of Columbia. As of May 8, 2017, UC&S is authorized to issue surety insurance in 23 states. We may in the future expand the reach of our insurance activities to other forms of high volume and low average policy premium insurance businesses which historically have similarly attractive underwriting profits and low claim rate history.

•	Since September 2015, we have acquired a minority interest in a full-service commercial real estate brokerage, property management and real estate services company located in Las Vegas, Nevada, and minority interests in certain other commercial and residential real estate ventures located in Colorado and Nevada.

•	In addition to our activities in outdoor advertising, surety insurance, and commercial and residential real estate services, we will also consider other durable industries which offer the potential for highly predictable and attractive returns on invested capital. We have a robust pipeline of potential additional opportunities in and outside of our current lines of business, and we expect to continue to be opportunistic in exploring other opportunities which meet our investment criteria. While we may pursue opportunities outside of our current lines of business, we plan to use the majority of our resources to fund continued acquisitions in the outdoor advertising and insurance markets to support statutory capital requirements consistent with the growth of our insurance business, and to acquire positions in ongoing real estate service businesses.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future.

Our objective is to grow intrinsic value per share at an attractive rate by retaining capital to reinvest in the productive capabilities of our current subsidiaries, make opportunistic investments, and/or invest in new, anticipated durable earnings streams. Each of these options for capital will be compared to one another on a regular basis, and capital will be deployed according to our management’s judgment as to where it believes allocated capital has the potential to achieve the best return.

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues through billboard advertising and related services and from the sale of surety insurance and related brokerage activities. In the real estate management services market, our current model is to make investments in existing management services to provide them with the needed capital to expand the breadth and scope of the services they provide. These real estate management services companies are typically established as partnerships for tax purposes and offer the potential to distribute earnings to us on a quarterly basis. Revenue for outdoor advertising space rental is recognized on a straight-line basis over the term of the contract and advertising revenue is reported net of agency commissions. Payments received in advance of being earned are recorded as deferred revenue. In our surety insurance business, premiums written are recognized as revenues based on a pro rata daily calculation over the respective terms of the policies in-force. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in-force. In connection with our surety agency business, insurance commissions are earned when the bond is written and are not subject to recapture.

Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct cost of services. In our billboard business, direct cost of services includes land leases, utilities, repairs and maintenance of equipment, sales commissions, contract services, and other billboard level expenses. In our surety business, direct cost of services includes commissions, premium taxes, and losses and loss adjustment expenses.

Financing Activities

Since February 2015, our acquisitions and operations have been funded by equity investments and debt conversions totaling $66,872,500, of which $43,305,577 and $11,305,595 have been invested by Magnolia Capital Fund, L.P., which we refer to as “Magnolia,” and Boulderado Partners, LLC, which we refer to as “Boulderado,” respectively. Adam K. Peterson, our Co-Chief Executive Officer and one of our directors, is a principal in Magnolia, and Alex B. Rozek, our other Co-Chief Executive Officer and one of our directors, is a principal in Boulderado. We raised the $66,872,500 of equity financing primarily in three separate rounds of financing, each of which coincided with pending or near term anticipated acquisitions. Of such $66,872,500 in invested capital, approximately $26 million has been used to fund billboard acquisitions to date, $14.3 million has been used to acquire our insurance assets, UC&S and Warnock, and we have invested approximately $1 million in several real estate management businesses. In addition, we have contributed $2.75 million in statutory capital to UC&S since the beginning of 2017.

We have recently filed a registration statement with the U.S. Securities and Exchange Commission to sell our common stock and we are seeking to raise $75 million in gross proceeds from this offering. There can be no assurance that we will be successful in completing this offering.

As of March 31, 2017, we had issued and outstanding 5,841,815 shares of common stock, 1,055,560 shares of Class A common stock and warrants to purchase 105,556 shares of Class A common stock. Assuming all currently exercisable warrants are exercised, Magnolia and Boulderado collectively own approximately 82.6% of our current outstanding shares of common stock on a combined basis. As each share of Class A common stock has 10 votes while each share of common stock has one vote, Magnolia and Boulderado combined control the voting of 93.0% of all votes held by the holders of Class A common stock and common stock on a combined basis. We have scheduled a special meeting of our stockholders to be held on May 25, 2017 to (1) rename our existing common stock as our “Class A common stock” and rename our existing Class A common stock as our “Class B common stock,” and (2) increase our authorized shares of common stock to 20,000,000 shares, of which 18,838,884 shares will be designated as Class A common stock and the remaining 1,161,116 shares will be designated as Class B common stock. In addition, we have authorized 1,000,000 shares of preferred stock, none of which are outstanding.

Corporate Information and History

Our principal executive offices are located at 292 Newbury Street, Suite 333, Boston, MA 02115. Our telephone number is (857) 256-0079. Our website address is www.bostonomaha.com.

Boston Omaha Corporation was originally incorporated as REO Plus, Inc., on August 10, 2009 under the laws of the State of Texas. On February 13, 2015, Magnolia and Boulderado acquired from Richard Church all of the shares of the Company’s common stock owned by Mr. Church, representing approximately 95% of our issued and outstanding shares. On March 16, 2015, we reincorporated as a Delaware corporation and changed our name to Boston Omaha Corporation and adopted new bylaws.

On February 19, 2015, Alex B. Rozek was elected as our sole director and President. On March 16, 2015, Mr. Rozek elected Adam K. Peterson, a principal of Magnolia, as an additional director and as our Executive Vice President. Mr. Rozek and Mr. Peterson serve as Co-Chief Executive Officers and Co-Chairmen of the board of directors of the Company. Mr. Brendan J. Keating was subsequently elected to our board of directors in February 2016 and Mr. Bradford B. Briner was elected to our board of directors in April 2016.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following is a comparison of our results of operations for the three months ended March 31, 2017, which we refer to as the “first quarter of fiscal 2017,” compared to the three months ended March 31, 2016, which we refer to as the “first quarter of fiscal 2016.” Our results for the first quarter of fiscal 2016 include the financial and operating results of JAG, Inc., which we refer to as “JAG,” for the period from February 16, 2016 through March 31, 2016. As we acquired Warnock in April 2016 and UC&S in December 2016, results for the first quarter of fiscal 2016 do not reflect results from either of these businesses. Therefore, comparisons of our results for the first quarter of fiscal 2017 to the first quarter of fiscal 2016 may not be meaningful.

Revenues. For the first quarter of fiscal 2017 and the first quarter of fiscal 2016, our revenues were as follows:

	For the Three Months Ended March 31,
	2017		2016
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues:
Billboard rentals	$1,014,492	54.3%	$513,544	100.0%
Premiums earned	492,542	26.3	—	—
Insurance commissions	333,168	17.8	—	—
Investment and other income	29,725	1.6	—	—

Total Revenues	$1,869,927	100.0%	$513,544	100.0%

We realized revenues of $1,869,927 during the first quarter of fiscal 2017, $1,014,492 of which were from billboard rentals, a 97.5% increase over billboard revenues in the first quarter of fiscal 2016. This increase was mainly driven by a full quarter of operations from the JAG billboard acquisition, which was completed in February 2016, additional billboard acquisitions completed at various times during 2016, and two billboard acquisitions completed in January 2017. Revenues during the first quarter of fiscal 2017 also included $492,542 in premiums earned from UC&S, which we acquired in December 2016, and $333,168 in insurance commission revenues from Warnock, which we acquired in April 2016. Investment and other income of $29,725 during the first quarter of fiscal 2017 included income on certain investments in bonds and other securities held by UC&S as well as interest income on our cash. We had no revenues from insurance operations during the first quarter of fiscal 2016.

Expenses. For the first quarter of fiscal 2017 and the first quarter of fiscal 2016, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31,
	2017		2016		2017 vs 2016
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$491,085	26.3%	$190,735	37.1%	$300,350
Cost of insurance revenues	186,594	10.0	—	—	186,594
Employee costs	830,847	44.4	217,435	42.4	613,412
Professional fees	454,003	24.3	345,520	67.3	108,483
Depreciation	223,467	11.9	182,968	35.6	40,499
Amortization	373,226	20.0	134,492	26.2	238,734
General and administrative	410,600	21.9	208,924	40.7	201,676
Bad debt	—	—	27,405	5.3	(27,405)

Total Costs and Expenses	$2,969,822	158.8%	$1,307,479	254.6%	$1,662,343

During the first quarter of fiscal 2017, we had expenses of $2,969,822, primarily from employee costs, cost of billboard revenues (excluding depreciation and amortization expenses), professional fees and general and administrative expenses.

•	Cost of billboard revenues as a percentage of revenues decreased from 37.1% to 26.3%. However, billboard expenses as a percentage of billboard revenues increased from 37.1% to 48.4%, primarily due to an increase in lease expenses from newly acquired billboard assets.

•	Cost of insurance revenues consisted primarily of commissions paid by Warnock and UC&S as well as premium excise taxes paid by UC&S.

•	Total employee costs increased from $217,435 to $830,847, an increase of 282.1%, reflecting increased headcount in our billboard operations and the addition of personnel associated with our insurance operations, all of which occurred subsequent to the first quarter of fiscal 2016. For these reasons, employee costs as a percentage of revenues increased slightly from 42.4% of total revenues in the first quarter of fiscal 2016 to 44.4% of total revenues in the first quarter of fiscal 2017.

•	Professional fees in the first quarter of fiscal 2017 were $454,003, primarily associated with year-end audit costs for both Boston Omaha Corporation and statutory audit costs for UC&S; legal and accounting expenses associated with two acquisitions completed in January 2017; approximately $66,307 in license application costs associated with applying for authority to sell surety issuance in all 50 states and the District of Columbia to date; increases in advertising costs for our insurance operations, and other costs incurred as a public company. Professional fees as a percentage of total revenues decreased to 24.3% of total revenues in the first quarter of fiscal 2017 compared to 67.3% of revenues in the first quarter of fiscal 2016, primarily as a result of our increased revenues.

•	Non-cash expenses in the first quarter of fiscal 2017 included $223,467 in depreciation and $373,226 in amortization expenses associated with our acquisitions since June 2015, or a combined 31.9% of total revenues, compared to $317,460, or 61.8% of total revenues, during the first quarter of fiscal 2016. This higher depreciation and amortization expense relates primarily to the acquisitions of JAG in February 2016, Warnock in April 2016, and UC&S in December 2016, as well as certain smaller acquisitions completed in 2016. As a percentage of revenues, depreciation and amortization expenses related to our billboard operations decreased from 61.8% of billboard revenues in the first quarter of fiscal 2016 to 53.8% of billboard revenues in the first quarter of fiscal 2017, primarily as a result of our increased revenues.

•	General and administrative expenses increased from $208,924 to $410,600, an increase of 96.5%, reflecting a full quarter of operations from the JAG, Warnock, and UC&S acquisitions in the first quarter of fiscal 2017. As a percentage of total revenues, general and administrative expenses decreased from 40.7% in the first quarter of fiscal 2016 to 21.9% in the first quarter of fiscal 2017, due primarily to the increase in revenues from our insurance and billboard operations.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2017 was $1,099,895, or 58.8% of total revenues, as compared to net loss from operations of $793,935, or 154.6% of total revenues, in the first quarter of fiscal 2016. The improvement in net loss from operations as a percentage of total revenues was primarily due to increased revenues, offset by an increase in direct costs as we increased our personnel; general and administrative expenses associated with the expansion of our insurance operations; an increase in professional fees related to financial reporting for completed acquisitions, and certain one-time application fee expenses associated with expanding UC&S’ authority to issue surety insurance in all 50 states within the United States.

Other Income (Expense). During the first quarter of fiscal 2017, we had a loss of $8,231 from our interests in certain real estate ventures. During the first quarter of fiscal 2016, we had a loss of $44,161, related to our real estate ventures.

Net loss. We had a net loss in the amount of $1,110,211 during the first quarter of fiscal 2017, or a per-share loss of $0.16, based on 6,897,375 weighted average shares outstanding. This compared to a net loss in the amount of $839,838 during the first quarter of fiscal 2016, or a per-share loss of $0.19, based on 4,455,799 weighted average shares outstanding.

Cash Flows

The table below summarizes our cash flows for first quarter of fiscal 2017 and first quarter of fiscal 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net cash used in operating activities	$(585,240)	$(211,046)
Net cash used in investing activities	(4,816,354)	(7,425,072)
Net cash provided by financing activities	—	25,142,516

Net (decrease) increase in cash	$(5,401,594)	$17,506,398

Net Cash Used in Operating Activities

Net cash used in operating activities was cash outflow of $585,240 for the first quarter of fiscal 2017 compared to cash outflow of $211,046 for the first quarter of fiscal 2016. The decrease in operating cash flows was primarily attributable to higher operating expenses (excluding depreciation and amortization) as we seek to grow our billboard and insurance businesses, as well as an increased use of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4,816,354 for the first quarter of fiscal 2017 as compared with $7,425,072 during the first quarter of fiscal 2016, a decrease of 35.1%. This decrease was primarily attributable to a reduction in acquisition costs during the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.

Net Cash Provided by Financing Activities

We did not raise any cash from financing activities during the first quarter of fiscal 2017. Net cash provided by financing activities was $25,142,516 during the first quarter of fiscal 2016 associated with the sale of our common stock to investors during the first quarter of fiscal 2016.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, a surety insurance brokerage firm we acquired in April 2016, a surety insurance company we acquired in December 2016 and minority investments in several real estate entities. Our strategy is to continue to acquire other billboards and other advertising surface locations, insurance businesses, as well as acquire other businesses which we would expect to generate positive cash flows. We currently expect to finance any future acquisition with cash and seller or third party financing. In the future, we may satisfy a portion of the purchase price for a property with our equity securities.

At March 31, 2017, we had $24,163,381 in unrestricted cash. In May 2017 we expended an additional $900,000 in connection with the acquisition of two additional billboard faces and one structure. While we have adequate resources to complete a certain limited number of potential future acquisitions with our available cash, we believe it is appropriate at this time to raise additional equity capital to have the funds to expand our business through additional acquisitions.

We believe that our existing cash position and the anticipated proceeds from our proposed public offering will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. In the event that we do not complete the public offering, we will seek to raise additional funds from our existing stockholders and other interested investors. As a result, we expect that we will have access to adequate cash to continue the implementation of our strategy at least over the next 12 months to grow through additional acquisitions and the expansion of our existing insurance activities.

At March 31, 2017, we had no outstanding debt.

Although we have no current plans to do so, we may in the future use a number of different sources to finance our acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by our assets), additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

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

Critical Accounting Policies and Estimates

We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We believe that at March 31, 2017, there has been no material change to this information.

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2017, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Seasonal Effects and Effects of Inflation

We believe that our business interests in real estate and out-of-home advertising are not subject to significant seasonal variations, although certain of our billboard operations in Wisconsin may realize increased revenues during the summer months due to their locations in regions with a large number of summer visitors. We further believe that the service nature of the businesses we operate may not be as impacted by inflation as more capital intensive businesses, since materials are not anticipated to be a significant component of our costs, and we currently possess businesses with relatively minimal capital expenditure needs. However, we believe inflation can affect all businesses. Our labor, electricity usage, insurance, and other costs may be subject to inflationary pressures. It should also be understood that we own digital billboards within our billboard assets, which must be replaced over time to maintain revenue levels and remain competitive, therefore depreciating faster than static billboards. Historically, the cost of digital billboard faces has declined while useful lives have increased as the technology advanced, thus proving somewhat deflationary. There is no guarantee that this will continue though, and the cost of digital billboard faces may increase. In addition, significant decreases in general economic conditions may reduce outdoor advertising rates and adversely impact the real estate market. Currently, we do not anticipate raising significant debt financing; therefore, we do not anticipate that operating results will be adversely affected by increased interest rates. In the future though, we may seek to raise additional capital through debt or convertible debt financings, and in such an event, increased interest rates may increase the cost of any future borrowing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c) to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of March 31, 2017 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management believes that the lack of a formal risk assessment process and monitoring structure raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of March 31, 2017, our internal control over financial reporting may not be effective.

Despite our current view that internal control over financial reporting may not be effective, we have taken a number of steps to address this potential area of risk. In June 2016, we hired a full-time controller. The controller is working on a risk assessment, currently analyzing existing internal controls and coordinating our efforts to remediate any potential deficiencies in our internal controls over financial reporting. In addition, in April 2016 we appointed our first independent member of our board of directors and we are currently interviewing additional outside director candidates who would also serve on our Audit Committee. Notwithstanding the assessment that our internal control over financial reporting may not be effective and that there was a material weakness as identified in this report, based on our recent actions and the post-closing procedures performed, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officers and principal financial and accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

BOSTON OMAHA CORPORATION
(Registrant)

By: /s/ Alex B. Rozek
Alex B. Rozek,
President (Principal Executive Officer)

May 15, 2017

By: /s/ Joshua P. Weisenburger
Joshua P. Weisenburger
Chief Accounting Officer
(Principal Financial and Accounting Officer)

May 15, 2017