Form 10-Q
period 2017-06-30
BOSTON OMAHA Corp
filed 2017-08-11
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38113

BOSTON OMAHA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Harney St., Suite 200, Omaha, Nebraska 68102

(Address of principal executive offices)

(857) 256-0079

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,307,157 shares of Class A common stock and 1,055,560 shares of Class B common stock as of August 11, 2017.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

References in this Form 10-Q to the “Company” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

ASSETS

	June 30,	December 31,
	2017	2016
Current Assets:
Cash	$101,717,930	$29,564,975
Restricted cash	404,822	279,093
Accounts receivable, net	1,446,436	783,066
Investments, short-term	1,686,397	1,155,372
Prepaid expenses	722,020	542,110

Total Current Assets	105,977,605	32,324,616
Property and Equipment, net	10,173,494	5,577,680
Other Assets:
Goodwill	21,998,429	17,214,883
Intangible assets, net	6,099,040	3,545,328
Investments	3,945,264	1,286,094
Investments in unconsolidated affiliates	950,451	871,918
Funds held as collateral assets	1,543,800	1,638,612
Deposit on business acquisition	—	2,950,000
Other	415,719	243,099

Total Other Assets	34,952,703	27,749,934

Total Assets	$151,103,802	$65,652,230

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2017	2016
Current Liabilities:
Accounts payable and accrued expenses	$972,958	$465,898
Funds held as collateral	1,543,800	1,638,612
Unearned premiums and deferred revenue	1,529,174	1,102,734

Total Current Liabilities	4,045,932	3,207,244
Long-term Liabilities:
Long-term payable for acquisition	—	126,500
Deferred tax liability	121,000	129,000

Total Liabilities	4,166,932	3,462,744
Stockholders’ Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class A common stock, $.001 par value, 18,838,884 shares authorized, 12,955,277 and 5,841,815 shares issued and outstanding	12,955	5,841
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	154,144,063	66,925,766
Accumulated deficit	(7,221,204)	(4,743,177)

Total Stockholders’ Equity	146,936,870	62,189,486

Total Liabilities and Stockholders’ Equity	$151,103,802	$65,652,230

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Billboard rentals	$1,215,318	$800,518	$2,229,810	$1,314,062
Premiums earned	531,557	—	1,024,099	—
Insurance commissions	209,598	193,761	542,766	193,761
Investment and other income	38,410	—	68,135	—

Total Revenues	1,994,883	994,279	3,864,810	1,507,823
Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	619,224	303,526	1,110,309	494,261
Cost of insurance revenues	68,080	—	254,674	—
Employee costs	929,487	418,457	1,760,334	635,892
Professional fees	452,117	346,975	906,120	692,495
General and administrative	427,260	149,031	837,860	357,955
Amortization	422,673	206,814	795,899	341,306
Depreciation	233,241	225,370	456,708	408,338
Loss on disposition of assets	228,431	—	228,431	—
Bad debt expense	3,680	1,277	3,680	28,682

Total Costs and Expenses	3,384,193	1,651,450	6,354,015	2,958,929

Net Loss from Operations	(1,389,310)	(657,171)	(2,489,205)	(1,451,106)
Other Income (Expense):
Equity in income (loss) of unconsolidated affiliates	23,464	17,826	15,233	(26,335)
Interest expense	(1,970)	(316)	(4,055)	(2,058)

Net Loss Before Income Tax	(1,367,816)	(639,661)	(2,478,027)	(1,479,499)
Income Tax (Provision) Benefit	—	—	—	—

Net Loss	$(1,367,816)	$(639,661)	$(2,478,027)	$(1,479,499)

Basic and Diluted Net Loss per Share	$(0.18)	$(0.11)	$(0.34)	$(0.29)

Basic and Diluted Weighted Average Shares Outstanding	7,594,585	5,945,267	7,247,906	5,167,433

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders’ equity December 31, 2016	5,841,815	1,055,560	$5,841	$1,056	$66,925,766	$(4,743,177)	$62,189,486
Stock issued for cash, June 2017	2,950,531	—	2,951	—	35,669,547	—	35,672,498
Stock issued to related parties for cash, June 2017	4,162,931	—	4,163	—	52,463,173	—	52,467,336
Offering costs	—	—	—	—	(914,423)	—	(914,423)
Net loss June 30, 2017	—	—	—	—	—	(2,478,027)	(2,478,027)

Stockholders’ equity June 30, 2017	12,955,277	1,055,560	$12,955	$1,056	$154,144,063	$(7,221,204)	$146,936,870

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(2,478,027)	$(1,479,499)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,252,607	749,644
Loss on disposition of assets	228,431	—
Bad debt expense	3,680	28,682
Equity in (earnings) loss of unconsolidated affiliates	(15,233)	26,335
Changes in operating assets and liabilities:
Accounts receivable	(668,549)	716
Investments, short-term	(531,025)	—
Prepaid expenses	(99,658)	(171,778)
Other assets	(134,620)	—
Accounts payable and accrued expenses	380,560	22,458
Accrued interest	—	1,644
Unearned premiums and deferred revenue	426,440	63,821
Deferred tax liabilities	(8,000)	—

Net Cash Used in Operating Activities	(1,643,394)	(757,977)
Cash Flows from Investing Activities:
Deposits to restricted cash	(125,729)	(228,357)
Proceeds from disposition of asset	3,667	—
Purchases of equipment and related assets	(645,236)	(59,146)
Business acquisitions	(9,940,794)	(10,401,952)
Acquisition of investment in unconsolidated affiliate	(66,000)	(258,166)
Distributions from unconsolidated affiliate	2,700	—
Purchase of investments	(2,657,670)	—

Net Cash Used in Investing Activities	(13,429,062)	(10,947,621)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	35,672,498	41,747,129
Proceeds from issuance of stock to related parties	52,467,336	—
Offering costs	(914,423)	—

Net Cash Provided by Financing Activities	87,225,411	41,747,129

Net Increase in Cash	72,152,955	30,041,531
Cash, Beginning of Period	29,564,975	13,189,066

Cash, End of Period	$101,717,930	$43,230,597

Interest Paid in Cash	$4,055	$316

Income Taxes Paid in Cash	$—	$—

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Unaudited

Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Six Months Ended June 30,
	2017	2016
Equipment exchanged for note receivable	$38,000	$—
Deposit on business acquisition applied to purchase	2,950,000	—
Payable due on acquisition	—	126,500
Notes payable and accrued interest converted to common stock	—	106,028

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 1. ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, and Wisconsin; (ii) our insurance business that specializes in surety bonds, and (iii) equity method investments in several real estate and real estate service companies. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC and our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015 and 2016, we completed five additional acquisitions of outdoor advertising businesses. From January through June 2017, we completed five more acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond business, thus expanding our operations in insurance.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Link Media Holdings, LLC, which we refer to as “LMH”
Link Media Alabama, LLC, which we refer to as “LMA”
Link Media Florida, LLC, which we refer to as “LMF”
Link Media Wisconsin, LLC, which we refer to as “LMW”
Link Media Georgia, LLC, which we refer to as “LMG”
General Indemnity Group, LLC, which we refer to as “GIG”
General Indemnity Direct Insurance Services, LLC, which we refer to as “GIDIS”
General Indemnity Insurance Company PCC, LLC, which we refer to as “GIIC”
The Warnock Agency, Inc., which we refer to as “Warnock”
United Casualty and Surety Insurance Company, which we refer to as “UC&S”

All intercompany profits, losses, transactions and balances have been eliminated in consolidation.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 3. RESTRICTED CASH

Restricted cash consists of the following:

	June 30,	December 31,
	2017	2016
Insurance premium escrow	$289,852	$194,123
Billboard replacement reserve	114,970	84,970

	$404,822	$279,093

At December 31, 2016, deposit on business acquisition consists of $2,950,000 deposited to the seller’s escrow account for the acquisition of billboard structures and related assets from Clear Channel Outdoor, Inc. (See Note 6.)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2017	2016
Trade accounts, net	$671,511	$510,709
Premiums	740,678	211,360
Anticipated salvage and subrogation	34,247	60,997

	$1,446,436	$783,066

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2017	2016
Structures and displays	$11,250,780	$6,261,516
Vehicles and equipment	—	149,803
Office furniture and equipment	197,502	175,073
Accumulated depreciation	(1,274,788)	(1,008,712)

Total Property and Equipment, net	$10,173,494	$5,577,680

During the second quarter of 2017, our subsidiary, LMH recorded a $228,431 loss on the disposition of assets. The loss on disposition was in relation to the replacement of three digital billboards which required replacement ahead of schedule and the sale of vehicles and equipment acquired from JAG.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 6. BUSINESS ACQUISITIONS

2017 Acquisitions

During the six months ended June 30, 2017, we completed five business acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions and revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the three months and six months ended June 30, 2017 is provided in the table below.

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

Southeastern United States

Corey Companies, Inc.

On June 8, 2017, our subsidiaries, LMG and LMA entered into a purchase agreement with Corey Companies, Inc., which we refer to as “Corey,” for the purchase of thirty billboard structures, a fifty percent interest in three billboard structures, and related assets. The assets acquired are located in Georgia and Alabama. The cash purchase price for the acquired business was $2,991,314. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The preliminary purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Finite-lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 6. BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

Vision Outdoor Media, LLC

On June 16, 2017, our subsidiary, LMG entered into a purchase agreement with Vision Outdoor Media, LLC, which we refer to as “Vision,” for the purchase of three billboard structures and related assets. The assets acquired are located in Georgia. The cash purchase price for the acquired business was $3,199,036. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The preliminary purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Finite-lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

In addition, on May 1, 2017, we made a small acquisition for a cash purchase price of $900,000.

The following tables present the 2017 business acquisitions for the six months ended June 30, 2017, amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the three months and six months ended June 30, 2017, and the costs of acquisition included in professional fees on our consolidated statement of operations for the three months and six months ended June 30, 2017.

	Billboards
	CCO	Hartlind	Southeastern US	Total
Assets Acquired
Property and Equipment:
Structures and displays	$1,850,000	$126,480	$2,769,100	$4,745,580
Intangible Assets:
Customer relationships	888,259	534,147	1,474,857	2,897,263
Permits, licenses and lease acquisition costs	14,685	40,500	133,000	188,185
Easements	—	240,000	—	240,000
Noncompetition and nonsolicitation agreements	—	5,000	—	5,000
Goodwill	230,500	1,870,873	2,713,393	4,814,766

Total Intangible Assets	1,133,444	2,690,520	4,321,250	8,145,214

Total Assets Acquired	$2,983,444	$2,817,000	$7,090,350	$12,890,794

Amortization of intangible assets acquired during the three months ended June 30, 2017	$70,846	$45,770	$38,181	$154,797

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2017	$204,093	$99,665	$5,320	$309,078

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2017	$(21,391)	$38,431	$(54,043)	$(37,003)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended June 30, 2017	$—	$831	$21,563	$22,394

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 6. BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Billboards
	CCO	Hartlind	Southeastern US	Total
Amortization of intangible assets acquired during the six months ended June 30, 2017	$141,693	$76,284	$38,181	$256,158

Revenues since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2017	$359,076	$152,776	$5,320	$517,172

Earnings since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2017	$(41,755)	$55,729	$(54,043)	$(40,069)

Costs of acquisition included in professional fees in the consolidated statement of operations for the six months ended June 30, 2017	$14,468	$8,645	$21,563	$44,676

2016 Acquisitions

During the year ended December 31, 2016, we completed four large business acquisitions and one small acquisition. All of the acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions and revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the three months and six months ended June 30, 2016 is provided in the table below.

JAG, Inc.

On February 16, 2016, our subsidiary, LMW entered into a purchase agreement with JAG, Inc. which we refer to as “JAG,” for the purchase of 339 billboard structures, directional signs, equipment and related assets from Jag, Inc. The assets acquired are located in Wisconsin. The cash purchase price for the acquired business was $6,954,246 of which $687,500 was escrowed. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. Finite-lived intangible assets consist of permits and lease acquisition costs, and customer relationships. Amortization is computed over the average period of expected benefit, determined from internal information. We also acquired easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since these rights are perpetual, they are not amortized.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

Rose City Outdoor, LLC

On February 16, 2016, we made a small acquisition, Rose City Outdoor, LLC and Rose City of Florida, LLC, which we refer to as “Rose City,” for a cash purchase price of $287,320.

Kelley Outdoor Media, LLC

On June 15, 2016, our subsidiary, LMA entered into a purchase agreement for the purchase of ten billboard structures and related assets from Kelley Outdoor Media, LLC and ArtRod Displays, Inc. which we refer to as “Kelley.” The assets acquired are located in Georgia. The cash purchase price for the acquired business was $2,021,885. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. Other finite-lived intangible assets consist of customer relationships and permits. Amortization is computed over the average period of expected benefit, determined from internal information.

The Warnock Agency, Inc.

On April 20, 2016, our subsidiary, GIG, acquired the stock of Warnock. The cash purchase price was $1,345,000, of which $126,500 is not payable until eighteen months after closing. Warnock was acquired for the purpose of expanding our presence in the insurance market. The purchase price allocation is based on an appraisal by an independent third party valuation firm.

Finite–lived intangible assets consist of customer relationships, trade names and trademarks, technology, and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

United Casualty and Surety Insurance Company

On December 7, 2016, our subsidiary, GIG, acquired the stock of the UC&S. The cash purchase price was $13,000,000. UC&S was acquired for the purpose of expanding our presence in the insurance market.

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

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

The following tables present the 2016 business acquisitions, amortization of finite-lived intangible assets, revenues and earnings included in consolidated net loss for the three months and six months ended June 30, 2016, and the costs of acquisition included in professional fees on our consolidated statements of operations for the three months and six months ended June 30, 2016.

	Billboards
	JAG	Rose City	Kelley	Subtotal
Amortization of intangible assets acquired during the three months ended June 30, 2016	$58,416	$653	$20,191	$79,260

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2016	$371,974	$7,050	$—	$379,024

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2016	$(50,187)	$115	$(29,628)	$(79,700)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended June 30, 2016	$—	$—	$—	$—

	Insurance
	Warnock	Total
Amortization of intangible assets acquired during the three months ended June 30, 2016	$47,007	$126,267

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2016	$193,761	$572,785

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2016	$37,489	$(42,211)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended June 30, 2016	$21,253	$21,253

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Billboards
	JAG	Rose City	Kelley	Subtotal
Amortization of intangible assets acquired during the six months ended June 30, 2016	$112,034	$979	$20,191	$133,204

Revenues since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2016	$505,142	$9,400	$—	$514,542
Earnings since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2016	$(87,475)	$(528)	$(29,628)	$(117,631)

Costs of acquisition included in professional fees in the consolidated statement of operations for the six months ended June 30, 2016	$21,173	$5,228	$—	$26,401

	Insurance
	Warnock	Total
Amortization of intangible assets acquired during the six months ended June 30, 2016	$47,007	$180,211

Revenues since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2016	$193,761	$708,303
Earnings since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2016	$37,489	$(80,142)

Costs of acquisition included in professional fees in the consolidated statement of operations for the six months ended June 30, 2016	$21,253	$47,654

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 6. BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$2,387,355	$2,549,723	$4,384,462	$4,778,989
Net Loss	$(1,418,972)	$(529,472)	$(2,523,030)	$(1,232,464)
Basic and Diluted Loss per Share	$(0.19)	$(0.09)	$(0.35)	$(0.24)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	7,594,585	5,945,267	7,247,906	5,167,433

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. With respect to CCO, Corey, Vision, and Kelley, the above pro forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership, that were not acquired.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2017			December 31, 2016
	Cost	Accumulated Amortization	Balance	Cost	Accumulated Amortization	Balance
Customer relationships	$5,491,563	$(1,572,336)	$3,919,227	$2,594,300	$(876,976)	$1,717,324
Permits, licenses, and lease acquistion costs	1,717,585	(109,524)	1,608,061	1,513,500	(70,330)	1,443,170
Noncompetition agreements	150,000	(46,500)	103,500	145,000	(31,583)	113,417
Trade names and trademarks	55,000	(32,083)	22,917	55,000	(18,333)	36,667
Technology	138,000	(53,665)	84,335	138,000	(30,667)	107,333
Nonsolicitation agreement	28,000	(28,000)	—	28,000	(21,583)	6,417
Easements	361,000	—	361,000	121,000	—	121,000

	$7,941,148	$(1,842,108)	$6,099,040	$4,594,800	$(1,049,472)	$3,545,328

The future amortization associated with the intangible assets is as follows:

	June 30,
	2018	2019	2020	2021	2022	Thereafter	Total
Customer relationships	$1,773,760	$1,432,063	$713,404	$—	$—	$—	$3,919,227
Permits, licenses and lease acquisition costs	98,359	98,359	98,359	98,359	98,359	1,116,266	1,608,061
Noncompetition agreements	30,000	30,000	29,417	13,500	583	—	103,500
Trade names and trademarks	22,917	—	—	—	—	—	22,917
Technology	45,995	38,340	—	—	—	—	84,335
Nonsolicitation agreement	—	—	—	—	—	—	—

	$1,971,031	$1,598,762	$841,180	$111,859	$98,942	$1,116,266	$5,738,040

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 7. INTANGIBLE ASSETS (Continued)

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	27
Permits, licenses, and lease acquisition costs	196
Noncompetition agreements	41
Trade names and trademarks	10
Technology	22

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

Long-term investments consist of the following:

	June 30,	December 31,
	2017	2016
U.S. Treasury securities	$3,369,828	$810,319
Certificates of deposit	473,040	374,879

	$3,842,868	$1,185,198

Convertible Note Receivable

On September 13, 2016, we purchased an unsecured convertible note receivable from Breezeway Homes, Inc. (“Breezeway”) for the principal sum of $100,000. The note bears interest at three percent (3%) per annum. Principal and accrued interest are payable on demand at the earlier of December 31, 2018 or the closing of Breezeway’s next equity financing. The conversion provisions will be determined by the amount, date, and terms of Breezeway’s next equity financing. At June 30, 2017 and December 31, 2016, the balance of the note plus accrued interest was $102,396 and $100,896, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 8. INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, with a carrying amount of $405,832 on June 30, 2017, are managed by a member of the Company’s board of directors.

The following table is a reconciliation of the Company’s investments in equity affiliates as presented in investments in unconsolidated affiliates on the consolidated balance sheet:

	June 30,	December 31,
	2017	2016
Beginning of period	$871,918	$657,528
Additional investments in unconsolidated affiliates	66,000	258,166
Distributions received	(2,700)	(16,515)
Equity in earnings (loss) of unconsolidated affiliates	15,233	(27,261)

End of period	$950,451	$871,918

NOTE 9. CAPITAL STOCK

On May 25, 2017, we filed our second amended and restated certificate of incorporation which (i) increased our shares of common stock, (ii) designated as Class B common stock all authorized shares that had been previously designated as Class A common stock, and, (iii) designated as Class A common stock all authorized shares of our common stock that had been previously designated as common stock.

Our authorized capital stock now consists of 20,000,000 shares of common stock of which 18,838,884 shares are designated as Class A common stock and 1,161,116 shares are designated as Class B common stock.

In connection with the filing of the second amended and restated certificate of incorporation, we entered into an amended and restated voting and first refusal agreement that amended and restated our original voting and first refusal agreement to reflect the renaming of our classes of common stock.

On June 15, 2017, our registration statement authorizing the sale of 6,538,462 shares of our Class A common stock for $13 per share, was declared effective by the U.S. Securities and Exchange Commission. The registration statement also granted the underwriters an option to purchase up to 980,769 shares of our Class A common stock.

From June 21 through June 22, 2017, we issued a total of 7,113,462 shares of our Class A common stock for gross proceeds, net of underwriting discounts, of $88,139,834. The 7,113,462 shares represents the 6,538,462 shares offered and 575,000 shares of the underwriter’s overallotment option. Offering costs were $914,423, resulting in net proceeds to us of $87,225,411. Of that amount, entities controlled by two of our directors, which together own a majority of our outstanding Class A common stock and all of our Class B common stock, purchased, for cash, 3,653,846 shares for a total cash consideration, net of underwriting discounts, of $46,312,498. As a group, the Company’s officers and directors, either directly or through entities they control, also purchased an additional 509,085 shares for a total cash consideration, net of underwriting discounts, of $6,154,838.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 9. CAPITAL STOCK (Continued)

As of June 30, 2017, there were 105,556 outstanding warrants for our Class B common stock. A summary of warrant activity for the six months ended June 30, 2017 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of Vested Warrants
Outstanding as of December 31, 2016	105,556	$9.95	8.5 years	$—
Issued	—
Exercised	—
Expired	—

Outstanding as of June 30, 2017	105,556	$9.95	8 years	$342,001

NOTE 10. FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 6.), we acquired the leases for 510 billboard locations. Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 705 months. In many instances, the Company can cancel the lease with little or no penalty. Ground rents for the three months and six months ended June 30, 2017 were $350,781 and $637,924, respectively; and for the three months and six months ended June 30, 2016 were $105,211 and $203,818, respectively. Contingent rents included in ground rents for the three months and six months ended June 30, 2017 were $9,302 and $20,234, respectively; and for the three months and six months ended June 30, 2016 were $19,612 and $30,398, respectively.

The Company leases office space under leases expiring between 2019 and 2022. Rent expense included in general and administrative expense for the three and six months ended June 30, 2017 was $50,447 and $95,263, respectively; and, for the three months and six months ended June 30, 2016 was $14,743 and $19,459, respectively.

Future minimum rents are as follows for the twelve months ending June 30:

2018	$1,323,263
2019	1,325,938
2020	1,231,567
2021	1,133,821
2022	1,039,999
Thereafter	7,774,256

$13,828,844

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 11. INDUSTRY SEGMENTS

This summary presents the Company’s current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, UC&S, and GIIC. Warnock clients are nationwide and UC&S clients are multi-state. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock and UC&S and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 11. INDUSTRY SEGMENTS (Continued)

Three Months Ended June 30, 2017	GIG	LMH	Unallocated	Total Consolidated
Revenue	$779,565	$1,215,318	$—	$1,994,883
Segment gross profit	711,485	596,094	—	1,307,579
Segment loss from operations	(418,264)	(699,994)	(271,052)	(1,389,310)
Capital expenditures	—	4,468,496	—	4,468,496
Depreciation and amortization	50,678	605,236	—	655,914

Three Months Ended June 30, 2016	GIG	LMH	Unallocated	Total Consolidated
Revenue	$193,761	$800,518	$—	$994,279
Segment gross profit	193,761	496,992	—	690,753
Segment loss from operations	(131,643)	(181,365)	(344,163)	(657,171)
Capital expenditures	1,265,000	2,049,778	—	3,314,778
Depreciation and amortization	47,943	384,241	—	432,184

Six Months Ended June 30, 2017	GIG	LMH	Unallocated	Total Consolidated
Revenue	$1,635,000	$2,229,810	$—	$3,864,810
Segment gross profit	1,380,326	1,119,501	—	2,499,827
Segment loss from operations	(651,948)	(1,158,488)	(678,769)	(2,489,205)
Capital expenditures	—	10,586,030	—	10,586,030
Depreciation and amortization	101,357	1,151,250	—	1,252,607

Six Months Ended June 30, 2016	GIG	LMH	Unallocated	Total Consolidated
Revenue	$193,761	$1,314,062	$—	$1,507,823
Segment gross profit	193,761	819,801	—	1,013,562
Segment loss from operations	(243,243)	(459,738)	(748,125)	(1,451,106)
Capital expenditures	1,265,000	9,194,373	—	10,459,373
Depreciation and amortization	48,075	701,569	—	749,644

As of June 30, 2017	GIG	LMH	Unallocated	Total Consolidated
Accounts receivable, net	$774,925	$671,511	$—	$1,446,436
Goodwill	7,876,327	14,122,102	—	21,998,429
Total assets	19,225,117	29,646,465	102,232,220	151,103,802

As of June 30, 2016	GIG	LMH	Unallocated	Total Consolidated
Accounts receivable, net	$—	$375,577	$—	$375,577
Goodwill	592,325	7,040,373	—	7,632,698
Total assets	1,573,842	18,959,155	43,734,552	64,267,549

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

NOTE 12. CUSTODIAL RISK

At June 30, 2017, we had approximately $100,600,000 in excess of federally insured limits on deposit with one financial institution.

NOTE 13. SUBSEQUENT EVENTS

On July 11, 2017, our subsidiary, GIG entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company. The purchase price of the stock was $450,000, of which $22,500 was paid at closing and $427,500 is due during 2018. The stock was acquired for the purpose of expanding our presence in the insurance business in the United States.

On July 11, 2017, our subsidiary, LMG entered into a purchase agreement for the purchase of certain billboard assets. The cash purchase price of the acquisition was $623,596. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States.

On July 18, 2017, we sold an additional 351,880 shares of the underwriter’s option of our Class A common stock resulting in a total of 926,880 option shares sold. (See Note 9.) The 351,880 shares were sold to entities unrelated to our officers and directors. The net proceeds from the sale of the 351,880 shares of Class A common stock were $4,254,229.

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

Overview

We are currently engaged in three areas of business: outdoor billboards, surety insurance and related brokerage activities, and investing in real estate management businesses. We commenced our current billboard business operations in June 2015, our surety insurance business in April 2016 and have made a series of investments in the real estate management and related services business commencing in September 2015. In December 2016, we completed the acquisition of UC&S, a surety insurance company, which at that time was licensed to conduct business in nine states. We expect to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States and to expand the licensing of the UC&S business beyond the 38 states (and the District of Columbia) in which it is currently authorized to issue surety insurance. We also expect to continue to make additional investments in real estate management service businesses. In the future, we expect to expand the range of services we provide in each of these sectors and to possibly consider acquisitions of other businesses in different sectors. Our decision to expand outside of these current business sectors we serve will be based on the opportunity to acquire businesses which we believe provide the opportunity for sustainable earnings at an attractive level relative to capital employed.

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

Although several large companies control a majority of the outdoor billboard market, industry reports estimate that there are a large number of other smaller independent companies servicing the remainder of the market. In the surety industry, total industry direct-written premiums are estimated to have reached $5.88 billion in 2016. While the top 10 surety insurance companies were estimated to write approximately 64% of all premiums, there were approximately 200 insurers issuing surety bonds in 2016.

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

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues through billboard advertising and related services and from the sale of surety insurance and related brokerage activities. In the real estate management services market, our current model is to make investments in existing management services businesses to provide them with the needed capital to expand the breadth and scope of the services they provide. These real estate management services companies are typically established as partnerships for tax purposes and offer the potential to distribute earnings to us on a quarterly basis. Revenue for outdoor advertising space rental is recognized on a straight-line basis over the term of the contract and advertising revenue is reported net of agency commissions. Payments received in advance of being earned are recorded as deferred revenue. In our surety insurance business, premiums written are recognized as revenues based on a pro rata daily calculation over the respective terms of the policies in-force. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in-force. In connection with our surety agency business, insurance commissions are earned on the policy effective date and are not subject to recapture.

Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct cost of services. In our billboard business, direct cost of services includes land leases, utilities, repairs and maintenance of equipment, sales commissions, contract services, and other billboard level expenses. In our surety business, direct cost of services includes commissions, premium excise taxes, and losses and loss adjustment expenses.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2017

The following is a comparison of our results of operations for the three months ended June 30, 2016, which we refer to as the “second quarter of fiscal 2016,” compared to the three months ended June 30, 2017, which we refer to as the “second quarter of fiscal 2017.” Our results for the second quarter of fiscal 2017 include the financial and operating results of Warnock, which we acquired in April 2016 and UC&S, which we acquired in December 2016. In addition, we completed two billboard acquisitions in January 2017 and three more billboard acquisitions in May and June 2017. As a result, the results of operations for the second quarter of fiscal 2016 do not reflect results from any of these businesses other than Warnock for approximately two months. Therefore, comparisons of our results for the second quarter of fiscal 2016 to the second quarter of fiscal 2017 may not be meaningful.

Revenues. For the second quarter of fiscal 2016 and the second quarter of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30, (unaudited)
	2016		2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues:
Billboard rentals	$800,518	80.5%	$1,215,318	60.9%
Premiums earned	—	—	531,557	26.7
Insurance commissions	193,761	19.5	209,598	10.5
Investment and other income	—	—	38,410	1.9

Total Revenues	$994,279	100.0%	$1,994,883	100.0%

We realized revenues of $1,994,883 during the second quarter of fiscal 2017, a 100.6% increase over revenues of $994,279 during the second quarter of fiscal 2016, and a 6.7% increase over revenues of $1,869,927 during the three months ended March 31, 2017, which we refer to as the “first quarter of fiscal 2017.”

•	During the second quarter of fiscal 2017, we realized revenues from billboard rentals of $1,215,318, an increase of 51.8% over revenues of $800,518 for billboard rentals during the second quarter of fiscal 2016. Billboard revenues also increased 19.8% from revenues from billboard rentals of $1,014,492 during the first quarter of fiscal 2017. The increase in revenues reflected the completion of several acquisitions of billboard assets in 2016 and 2017. One billboard acquisition completed in January 2017 was for a business being divested by the prior owner as part of its activities in seeking federal regulatory approval to acquire a larger billboard operator with activities in the same region. As a result, the prior owner had ceased much of its sales activities for the billboards sold to us, resulting in temporarily lower revenues during the second quarter as we focused on improving the occupancy rates on acquired billboards.

•	Revenues during the second quarter of fiscal 2017 included $531,557 in net premiums earned from UC&S, which we acquired in December 2016. Revenues from UC&S during the second quarter of fiscal 2017 increased 7.9% from revenues of $492,542 during the first quarter of fiscal 2017. During the first six months of fiscal 2017, UC&S focused significant efforts in increasing the number of states in which it may sell surety insurance products, with the number of states in which it is authorized to sell insurance increasing from nine at the end of 2016 to 36 plus the District of Columbia at June 30, 2017. These additional license authorizations were primarily received during the second quarter of fiscal 2017 and we anticipate we will begin to see additional increased revenues from our UC&S operations later this year as a result of our authority to now sell surety insurance in these additional states.

•	Revenues from insurance commissions generated by Warnock were $209,598 during the second quarter of fiscal 2017, an increase from commission revenue of $193,761 in insurance commission revenues during the second quarter of fiscal 2016. However, revenues from Warnock dropped from $333,168 during the first quarter of fiscal 2017, primarily due to a lower level of written premium as the first quarter of fiscal 2017 included the placement of several larger surety bonds, which were not replicated in the second quarter of fiscal 2017.

•	Investment and other income during the second quarter of fiscal 2017 was $38,410, representing investment income on certain investments in bonds and other securities held by UC&S. There was no investment income in the second quarter of fiscal 2016 as we did not complete the acquisition of UC&S until December 2016.

Expenses. For the second quarter of fiscal 2016 and the second quarter of fiscal 2017, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30, (unaudited)
	2016		2017		2016 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$303,526	30.5%	$619,224	31.0%	$315,698
Cost of insurance revenues	—	—	68,080	3.4	68,080
Employee costs	418,457	42.1	929,487	46.6	511,030
Professional fees	346,975	34.9	452,117	22.7	105,142
Depreciation	225,370	22.7	233,241	11.7	7,871
Amortization	206,814	20.8	422,673	21.2	215,859
General and administrative	149,031	15.0	427,260	21.4	278,229
Loss on disposition of assets	—	—	228,431	11.5	228,431
Bad debt expense	1,277	0.1	3,680	0.2	2,403

Total Costs and Expenses	$1,651,450	166.1%	$3,384,193	169.7%	$1,732,743

During the second quarter of fiscal 2017, we had expenses of $3,384,193, primarily from employee costs, cost of billboard revenues (excluding depreciation and amortization expenses), professional fees and general and administrative expenses. Total costs and expenses for the second quarter of fiscal 2017 increased by $1,732,743, an increase of 104.9% from the second quarter of fiscal 2016. However, total costs and expenses as a percentage of revenues during the second quarter of fiscal 2017 and the second quarter of fiscal 2016 remained relatively constant at 169.7% and 166.1%, respectively. During the second quarter of fiscal 2017, we incurred a loss of $228,431 associated with the disposition of three digital billboards which required replacement ahead of schedule and the sale of certain equipment acquired from JAG. Without these one-time charges, total costs and expenses for the second quarter of 2017 as a percentage of revenues would have dropped from 169.7% to 158.2%.

During the second quarter of fiscal 2017:

•	Billboard expenses as a percentage of billboard revenues increased from 37.9% from the second quarter of fiscal 2016 to 51.0%, primarily due to an increase in lease expenses from newly acquired billboard assets.

•	Cost of insurance revenues consisted primarily of commissions paid by Warnock and UC&S as well as premium excise taxes paid by UC&S.

•	Total employee costs increased from $418,457 from the second quarter of fiscal 2016 to $929,487, reflecting increased headcount in our billboard operations, increased headcount at Warnock, and the addition of personnel associated with our UC&S insurance operations, all of which occurred subsequent to the second quarter of fiscal 2016. For these reasons, employee costs as a percentage of revenues increased from 42.1% of total revenues in the second quarter of fiscal 2016 to 46.6% of total revenues in the second quarter of fiscal 2017.

•	Professional fees in the second quarter of fiscal 2017 were $452,117, or 22.7% of total revenues, compared to $346,975, or 34.9% of total revenues, for the second quarter of fiscal 2016. Professional fees in the second quarter of fiscal 2017 were primarily associated with accounting and audit costs for Boston Omaha, statutory audit costs for UC&S, legal and accounting expenses associated with acquisitions, costs associated with applying for authority to sell surety insurance in all 50 states and the District of Columbia, and other costs incurred as a public company.

•	Non-cash expenses in the second quarter of fiscal 2017 included $233,241 in depreciation and $422,673 in amortization expenses associated with our acquisitions since June 2015, or a combined 32.9% of total revenues, compared to $225,370 in depreciation and $206,814 of amortization expenses associated with our acquisitions, or a combined 43.5% of total revenues, during the second quarter of fiscal 2016. This higher depreciation and amortization expense relates primarily to the acquisition of Warnock in April 2016, UC&S in December 2016, as well as certain billboard acquisitions completed in fiscal 2016 and in fiscal 2017.

•	General and administrative expenses increased from $149,031 to $427,260, an increase of 186.7%, reflecting a full quarter of operations from our Warnock and UC&S acquisitions as well as the continued expansion of our billboard business. As a percentage of total revenues, general and administrative expenses increased from 15.0% in the second quarter of fiscal 2016 to 21.4% in the second quarter of fiscal 2017.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2017 was $1,389,310, or 69.6% of total revenues, as compared to net loss from operations of $657,171, or 66.1% of total revenues, in the second quarter of fiscal 2016. The increase in net loss from operations as a percentage of total revenues was primarily due to the charge associated with the disposition of certain digital billboards and the sale of certain equipment acquired from JAG. Without these one-time charges, net loss from operations as a percentage of revenues during the second quarter of fiscal 2017 would have decreased to 58.2%. Net loss from operations was also impacted by an increase in direct costs as we increased our personnel, general and administrative expenses associated with the expansion of our billboard and insurance operations, and certain one-time application fee expenses associated with expanding UC&S’s authority to issue surety insurance in all 50 states and the District of Columbia.

Other Income (Expense). During the second quarter of fiscal 2017, we had equity in income of $23,464 from our interests in certain real estate ventures. During the second quarter of fiscal 2016, we had equity in income of $17,826 related to our real estate ventures.

Net loss. We had a net loss in the amount of $1,367,816 during the second quarter of fiscal 2017, or a loss per share of $0.18, based on 7,594,585 weighted average shares outstanding. This compared to a net loss in the amount of $639,661 during the second quarter of fiscal 2016, or a loss per share of $0.11 based on 5,945,267 weighted average shares outstanding. We completed the initial closing of our 2017 public offering, which we refer to as the “2017 public offering,” in June 2017. At the end of June 2017, we had 12,955,277 shares of Class A common stock and 1,055,560 shares of Class B common stock outstanding, which includes 7,113,462 shares of our Class A common stock sold in our 2017 public offering.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2017

The following is a comparison of our results of operations for the six months ended June 30, 2016, which we refer to as the “first half of fiscal 2016,” compared to the six months ended June 30, 2017, which we refer to as the “first half of fiscal 2017.” The results for the first half of fiscal 2016 include the operations of JAG for the period from February 16, 2016 through June 30, 2016 and Warnock for the period from April 20, 2016 through June 30, 2016. Results for the first half of fiscal 2016 do not include any results for UC&S, which was acquired in December 2016. Therefore, comparisons of our results for the first half of fiscal 2016 to the first half of fiscal 2017 may not be meaningful.

Revenues. For the first half of fiscal 2016 and the first half of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30, (unaudited)
	2016		2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues:
Billboard rentals	$1,314,062	87.1%	$2,229,810	57.7%
Premiums earned	—	—	1,024,099	26.5
Insurance commissions	193,761	12.9	542,766	14.0
Investment and other income	—	—	68,135	1.8

Total Revenues	$1,507,823	100.0%	$3,864,810	100.0%

We realized revenues of $3,864,810 during the first half of fiscal 2017, a 156.3% increase over revenues of $1,507,823 during the first half of fiscal 2016.

•	During the first half of fiscal 2017, we realized billboard revenues of $2,229,810, an increase of 69.7% over revenues of $1,314,062 for billboard rentals during the first half of fiscal 2016. This increase was mainly driven by additional billboard acquisitions completed at various times during 2016 and two billboard acquisitions completed in January 2017. One of the billboard acquisitions completed in January 2017 was for a business being divested by the prior owner as part of its activities in seeking federal regulatory approval to acquire a larger billboard operator with activities in the same region. As a result, the prior owner had ceased much of its sales activities for the billboards sold to us, resulting in temporarily lower revenues during the first half of fiscal 2017 as we focused on improving the occupancy rates on acquired billboards.

•	Revenues during the first half of fiscal 2017 included $1,024,099 in net premiums earned from UC&S. During the first half of fiscal 2017, UC&S focused significant efforts in increasing the number of states in which it may sell surety insurance products, with the number of states in which it is authorized to sell insurance increasing from nine at the end of 2016 to 36 plus the District of Columbia at June 30, 2017. These additional authorizations were primarily received during the second quarter of fiscal 2017 and we anticipate we will begin to see additional increased revenues from our UC&S operations later this year.

•	Revenues from insurance commissions generated by Warnock were $542,766 during the first half of fiscal 2017. As previously noted, we acquired Warnock in April 2016 and insurance commission revenues of $193,761 for the first half of fiscal 2016 represent operations for Warnock only from April through June 2016.

•	Investment and other income during the first half of fiscal 2017 was $68,135, representing investment income on certain investments in bonds and other securities held by UC&S. There was no investment income in the first half of fiscal 2016 as we did not complete the acquisition of UC&S until December 2016.

Expenses. For the first half of fiscal 2016 and the first half of fiscal 2017, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30, (unaudited)
	2016		2017		2016 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$494,261	32.8%	$1,110,309	28.8%	$616,048
Cost of insurance revenues	—	—	254,674	6.6	254,674
Employee costs	635,892	42.2	1,760,334	45.5	1,124,442
Professional fees	692,495	45.9	906,120	23.4	213,625
Depreciation	408,338	27.1	456,708	11.8	48,370
Amortization	341,306	22.6	795,899	20.6	454,593
General and administrative	357,955	23.7	837,860	21.7	479,905
Loss on disposition of assets	—	—	228,431	5.9	228,431
Bad debt expense	28,682	1.9	3,680	0.1	(25,002)

Total Costs and Expenses	$2,958,929	196.2%	$6,354,015	164.4%	$3,395,086

During the first half of fiscal 2017, we had expenses of $6,354,015, primarily from employee costs, cost of billboard revenues (excluding depreciation and amortization expenses), professional fees and general and administrative expenses. Total costs and expenses for the first half of fiscal 2017 increased by $3,395,086, an increase of 114.7% from the first half of fiscal 2016. However, total costs and expenses as a percentage of revenues during the first half of fiscal 2017 dropped to 164.4% from 196.2% during the first half of fiscal 2016. During the second quarter of fiscal 2017, we incurred a loss of $228,431 associated with the disposition of three digital billboards which required replacement ahead of schedule and the sale of certain equipment acquired from JAG. Without these one-time non-cash charges, total expenses as a percentage of revenues for the first half of fiscal 2017 would have dropped from 164.4% to 158.5%.

During the first half of fiscal 2017:

•	Billboard expenses as a percentage of billboard revenues increased from 37.6% in the first half of 2016 to 49.8%, primarily due to an increase in lease expenses from newly acquired billboard assets.

•	Cost of insurance revenues consisted primarily of commissions paid by Warnock and UC&S as well as premium excise taxes paid by UC&S.

•	Total employee costs increased by $1,124,442, from $635,892 in the first half of fiscal 2016, to $1,760,334 in the first half of fiscal 2017, reflecting increased headcount in our billboard operations, increased headcount at Warnock, and the addition of personnel associated with our UC&S insurance operations, all of which occurred subsequent to the first quarter of fiscal 2016. For these reasons, employee costs as a percentage of revenues increased from 42.2% of total revenues in the first half of fiscal 2016 to 45.5% of total revenues in the first half of fiscal 2017.

•	Professional fees in the first half of fiscal 2017 were $906,120, or 23.4% of total revenues, compared to $692,495, or 45.9% of total revenues, for the first half of fiscal 2016. Professional fees in the first half of fiscal 2017 were primarily associated with accounting and audit costs for Boston Omaha Corporation, statutory audit costs for UC&S, legal and accounting expenses associated with acquisitions, costs associated with applying for authority to sell surety insurance in all 50 states and the District of Columbia, and other costs incurred as a public company.

•	Non-cash expenses in the first half of fiscal 2017 included $456,708 in depreciation and $795,899 in amortization expenses associated with our acquisitions since June 2015, or a combined 32.4% of total revenues, compared to $408,338 in depreciation and $341,306 of amortization expenses, or a combined 49.7% of total revenues, during the first half of fiscal 2016. This higher depreciation and amortization expense relates primarily to the acquisitions of JAG in February 2016, Warnock in April 2016, and UC&S in December 2016, as well as certain billboard asset acquisitions completed in fiscal 2016 and 2017.

•	General and administrative expenses increased from $357,955 to $837,860, an increase of 134.1%. As a percentage of total revenues, general and administrative expenses decreased from 23.7% in the first half of fiscal 2016 to 21.7% in the first half of fiscal 2017. The increase in absolute dollars was due primarily to a full six months of operations from our Warnock and UC&S acquisitions as well as the continued expansion of our billboard business.

Net Loss from Operations. Net loss from operations for the first half of fiscal 2017 was $2,489,205, or 64.4% of total revenues, as compared to net loss from operations of $1,451,106, or 96.2% of total revenues, in the first half of fiscal 2016. The decrease in net loss from operations as a percentage of total revenues was primarily due to the addition of the insurance operations and the reduction of professional fees and depreciation expense as a percentage of revenues due to certain fixed costs spread over a greater revenue base. Without the one-time charges associated with the disposition of certain billboard displays and the sale of certain equipment acquired from JAG, net loss from operations as a percentage of revenues during the first half of fiscal 2017 would have decreased to 58.5%. Net loss from operations was also impacted by an increase in direct costs as we increased our personnel, general and administrative expenses associated with the expansion of our billboard and insurance operations, and certain one-time application fee expenses associated with expanding UC&S’ authority to issue surety insurance in all 50 states and the District of Columbia.

Other Income (Expense). During the first half of fiscal 2017, we had equity in income of $15,233 from our interests in certain real estate ventures. During the first half of fiscal 2016, we had equity in loss of $26,335 related to our real estate ventures.

Net loss. We had a net loss in the amount of $2,478,027 during the first half of fiscal 2017, or a loss per share of $0.34, based on 7,247,906 weighted average shares outstanding. This compared to a net loss in the amount of $1,479,499 during the first half of 2016, or a loss per share of $0.29 based on 5,167,433 weighted average shares outstanding. We completed the initial closing of our 2017 public offering in June of 2017. At the end of June 2017, we had 12,955,277 shares of Class A common stock and 1,055,560 shares of Class B common stock outstanding, which includes 7,113,462 shares of our Class A common stock sold in our 2017 public offering. The shares of our Class A common stock sold in the 2017 public offering were outstanding for only a small portion of the first half of fiscal 2017 and thus had a small impact on weighted average shares outstanding.

Cash Flows

Cash Flows for the First Half of Fiscal 2016 compared to the First Half of Fiscal 2017

The table below summarizes our cash flows, in dollars, for the first half of fiscal 2016 and the first half of fiscal 2017:

	Six Months Ended June 30, 2016 (unaudited)	Six Months Ended June 30, 2017 (unaudited)
Net cash used in operating activities	$(757,977)	$(1,643,394)
Net cash used in investing activities	(10,947,621)	(13,429,062)
Net cash provided by financing activities	41,747,129	87,225,411

Net increase in cash	$30,041,531	$72,152,955

Net Cash Used in Operating Activities

Net cash used in operating activities was cash outflow of $1,643,394 for the first half of fiscal 2017 compared to cash outflow of $757,977 for the first half of fiscal 2016. The decrease in operating cash flows was primarily attributable to higher operating expenses (excluding depreciation and amortization) as we seek to grow our billboard and insurance businesses, as well as an increased use of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $13,429,062 for the first half of fiscal 2017 as compared with $10,947,621 during the first half of fiscal 2016, an increase of 22.7%. This increase was primarily attributable to increased investment and equipment purchases during the first half of fiscal 2017. Funds expended on business acquisitions were $9,940,794 during the first half of fiscal 2017 and $10,401,952 during the first half of fiscal 2016.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $87,225,411, representing the funds raised through the sale of our Class A common stock in our 2017 public offering, net of offering expenses, in June 2017. During the first half of fiscal 2016, we raised $41,747,129 in the sale of Class A common stock.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, a surety insurance brokerage firm we acquired in April 2016, a surety insurance company we acquired in December 2016 and minority investments in several real estate entities. Subsequent to June 30, 2017, we completed the acquisition of Surety Support Services,

Inc., a surety brokerage located in Kansas, for $450,000 and acquired certain billboard assets for $623,596. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows. We currently expect to finance any future acquisition with cash and seller or third party financing. In the future, we may satisfy a portion of the purchase price paid for an acquisition with our equity securities.

At June 30, 2017, we had $101,717,930 in unrestricted cash. In addition to the underwriter’s exercise of a significant portion of the overallotment option in June 2017. In July 2017, subsequent to the end of the second quarter, we sold an additional 351,880 shares of our Class A common stock to the underwriter of our 2017 public offering for net proceeds after underwriting commissions of an additional $4,254,229. As a result of the underwriter’s exercise of portions of the overallotment option in each of June and July 2017, we sold approximately 95% of the shares available in the overallotment option of the 2017 public offering.

During the second quarter of fiscal 2017, we completed a number of acquisitions of billboard assets. In May 2017, we consummated the acquisition of certain digital billboard assets in Georgia for $900,000. In May 2017, we consummated an exchange transaction whereby we transferred one of our digital billboards in Florida in exchange for multiple billboard structures in Alabama. In June 2017, we consummated the acquisitions of certain static and digital billboard assets in Georgia and Alabama for $6,190,350. We regularly enter into, and expect to continue to enter into, nonbinding confidentiality agreements pursuant to which we evaluate and discuss potential acquisitions of billboard assets and surety brokerage firms.

As of the date of this report, we have entered into nonbinding letters of intent to acquire two businesses. We believe the proposed acquisitions are consistent with our growth strategy. We also intend to continue our efforts to selectively assess and acquire additional billboard assets and surety brokerage firms. There can be no assurance that we will consummate acquisitions pursuant to our letters of intent or acquire any additional billboard assets or surety brokerage firms. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth.

We believe that our existing cash position and the proceeds from the 2017 public offering will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. We expect that we will have access to adequate cash to continue the implementation of our strategy at least over the next 12 months to grow through additional acquisitions and the expansion of our existing insurance activities.

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

Our certificate of incorporation and bylaws do not limit the amount of debt that we may incur. Our board of directors has not adopted a policy limiting the total amount of debt that we may incur. Our board of directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our board of directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our Class A common stock if then trading on any exchange, growth and acquisition opportunities and other factors. Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

Off-Balance Sheet Arrangements

Except for our normal operating leases, we do not have any off-balance sheet financing arrangements, transactions or special purpose entities.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related notes to the consolidated financial statements included in the notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. In the notes accompanying the consolidated financial statements, we describe the significant accounting policies used in the preparation of our consolidated financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2017, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that our disclosure controls were not effective as of June 30, 2017 for the reasons discussed below.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Our management has employed a framework consistent with Exchange Act Rule 13a-15(c) to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2017 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Our management believes that the lack of a formal risk assessment process and monitoring structure raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of June 30, 2017, our internal control over financial reporting and disclosure controls and procedures are not effective.

Despite our current view that internal control over financial reporting is not effective, we have taken a number of steps to address this potential area of risk. In June 2016, we hired a full-time controller, who has subsequently become our Chief Financial Officer. He has been working on a risk assessment, currently analyzing existing internal controls and coordinating our efforts to remediate any potential deficiencies in our internal controls over financial reporting. In addition, in April 2016 we appointed our first independent member of our board of directors and we have subsequently added two additional independent directors as members of our Audit Committee in June 2017. We have also engaged an outside consulting firm to assist us in completing our internal testing procedures and anticipate fully addressing this deficiency before the end of 2017. Notwithstanding the assessment that our internal control over financial reporting is not effective and that there was a material weakness as identified in this report, based on our recent actions and the post-closing procedures performed, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and the six months ended June 30, 2017 fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION (Registrant)

By:	/s/ Alex B. Rozek
Alex B. Rozek,
President (Principal Executive Officer)

August 11, 2017

By:	/s/ Joshua P. Weisenburger
Joshua P. Weisenburger
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 11, 2017