Form 10-Q
period 2017-09-30
BOSTON OMAHA Corp
filed 2017-11-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,307,157 shares of Class A common stock and 1,055,560 shares of Class B common stock as of November 10, 2017.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

References in this Form 10-Q to the “Company” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three and Nine Months Ended September 30, 2017 and 2016

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

ASSETS

	September 30,	December 31,
	2017	2016

Current Assets:
Cash	$102,810,133	$29,564,975
Restricted cash	649,680	279,093
Accounts receivable, net	1,258,468	783,066
Investments, short-term	1,999,932	1,155,372
Prepaid expenses	796,030	542,110

Total Current Assets	107,514,243	32,324,616

Property and Equipment, net	10,340,088	5,577,680

Other Assets:
Goodwill	22,605,700	17,214,883
Intangible assets, net	6,684,501	3,545,328
Investments	3,733,718	1,286,094
Investments in unconsolidated affiliates	983,064	871,918
Funds held as collateral assets	1,433,421	1,638,612
Deposit on business acquisition	-	2,950,000
Other	367,325	243,099

Total Other Assets	35,807,729	27,749,934

Total Assets	$153,662,060	$65,652,230

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2017	2016

Current Liabilities:
Accounts payable and accrued expenses	$552,395	$465,898
Short-term payables for acquisitions	554,000	-
Funds held as collateral	1,433,421	1,638,612
Unearned premiums and deferred revenue	1,384,650	1,102,734

Total Current Liabilities	3,924,466	3,207,244

Long-term Liabilities:
Long-term payable for acquisition	-	126,500
Deferred tax liability	105,000	129,000

Total Liabilities	4,029,466	3,462,744

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 18,838,884 shares authorized,13,307,157 and 5,841,815 shares issued and outstanding	13,307	5,841
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	158,351,391	66,925,766
Accumulated deficit	(8,733,160)	(4,743,177)

Total Stockholders' Equity	149,632,594	62,189,486

Total Liabilities and Stockholders' Equity	$153,662,060	$65,652,230

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
Billboard rentals	$1,451,843	$959,148	$3,681,653	$2,273,210
Premiums earned	550,778	-	1,574,877	-
Insurance commissions	349,480	83,089	892,246	276,850
Investment and other income	32,880	-	101,015	-

Total Revenues	2,384,981	1,042,237	6,249,791	2,550,060

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	756,128	379,913	1,866,437	874,174
Cost of insurance revenues	188,120	-	442,794	-
Employee costs	1,105,933	504,117	2,866,267	1,140,009
Professional fees	465,870	281,719	1,371,990	974,214
General and administrative	464,532	159,930	1,302,392	517,885
Amortization	517,176	255,295	1,313,075	596,601
Depreciation	274,707	245,787	731,415	654,125
Loss on disposition of assets	132,895	-	361,326	-
Bad debt expense	38,257	-	41,937	28,682

Total Costs and Expenses	3,943,618	1,826,761	10,297,633	4,785,690

Net Loss from Operations	(1,558,637)	(784,524)	(4,047,842)	(2,235,630)

Other Income (Expense):
Equity in income (loss) of unconsolidated affiliates	48,513	(6,623)	63,746	(32,958)
Interest expense	(1,832)	(182)	(5,887)	(2,240)

Net Loss Before Income Tax	(1,511,956)	(791,329)	(3,989,983)	(2,270,828)

Income Tax (Provision) Benefit	-	-	-	-

Net Loss	$(1,511,956)	$(791,329)	$(3,989,983)	$(2,270,828)

Basic and Diluted Net Loss per Share	$(0.11)	$(0.11)	$(0.41)	$(0.40)

Basic and Diluted Weighted Average Shares Outstanding	14,293,871	6,896,923	9,622,370	5,744,898

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' equity December 31, 2016	5,841,815	1,055,560	$5,841	$1,056	$66,925,766	$(4,743,177)	$62,189,486

Stock issued for cash, June 2017	2,950,531	-	2,951	-	35,669,547	-	35,672,498

Stock issued to related parties for cash, June 2017	4,162,931	-	4,163	-	52,463,173	-	52,467,336

Stock issued for cash, July 2017	351,880		352	-	4,253,877		4,254,229

Offering costs	-	-	-	-	(960,972)	-	(960,972)

Net loss September 30, 2017	-	-	-	-	-	(3,989,983)	(3,989,983)

Stockholders' equity September 30, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,351,391	$(8,733,160)	$149,632,594

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(3,989,983)	$(2,270,828)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,044,490	1,250,726
Loss on disposition of assets	361,326	-
Bad debt expense	41,937	28,682
Equity in (earnings) loss of unconsolidated affiliates	(63,746)	32,958
Changes in operating assets and liabilities:
Accounts receivable	(517,339)	(93,503)
Prepaid expenses	(173,668)	(306,607)
Other assets	(78,476)	-
Accounts payable and accrued expenses	86,497	187,112
Accrued interest	-	1,644
Unearned premiums and deferred revenue	281,916	71,332
Deferred tax liabilities	(24,000)	-
Net Cash Used in Operating Activities	(2,031,046)	(1,098,484)

Cash Flows from Investing Activities:
Deposits to restricted cash	(370,587)	(227,943)
Proceeds from disposition of asset	3,667	-
Purchases of equipment and related assets	(1,855,743)	(504,597)
Business acquisitions	(10,586,890)	(10,401,952)
Acquisition of investment in unconsolidated affiliate	(66,000)	(258,166)
Distributions from unconsolidated affiliate	18,600	16,515
Proceeds from sales of investments	584,659	-
Purchase of investments	(3,874,593)	(100,000)
Other assets	(10,000)	-
Net Cash Used in Investing Activities	(16,156,887)	(11,476,143)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	39,926,727	11,298,589
Proceeds from issuance of stock to related parties	52,467,336	30,462,730
Offering costs	(960,972)	-
Net Cash Provided by Financing Activities	91,433,091	41,761,319
Net Increase in Cash	73,245,158	29,186,692
Cash, Beginning of Period	29,564,975	13,189,066
Cash, End of Period	$102,810,133	$42,375,758

Interest Paid in Cash	$5,887	$596
Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Unaudited

Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Nine Months Ended
	September 30,
	2017	2016

Equipment exchanged for note receivable	$38,000	$-

Deposit on business acquisition applied to purchase	2,950,000	-

Payable due on acquisition	427,500	126,500

Notes payable and accrued interest converted to common stock	-	106,028

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 1.     ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage, and (iii) equity method investments in several real estate and real estate service companies. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, and our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015 and 2016, we completed five additional acquisitions of outdoor advertising businesses. From January through September 2017, we completed six more acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond business; and, on July 11, 2017, we completed an acquisition of another surety brokerage business, thus expanding our operations in insurance.

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

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Link Media Holdings, LLC which we refer to as “LMH”

Link Media Alabama, LLC which we refer to as “LMA”

Link Media Florida, LLC which we refer to as “LMF”

Link Media Wisconsin, LLC which we refer to as “LMW”

Link Media Georgia, LLC which we refer to as “LMG”

General Indemnity Group, LLC which we refer to as “GIG”

General Indemnity Direct Insurance Services, LLC which we refer to as “GIDIS”

General Indemnity Insurance Company PCC, LLC which we refer to as “GIIC”

The Warnock Agency, Inc. which we refer to as “Warnock”

United Casualty and Surety Insurance Company which we refer to as “UC&S”

Surety Support Services, Inc. which we refer to as “SSS”

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	September 30,	December 31,
	2017	2016

Insurance premium escrow	$519,710	$194,123
Billboard replacement reserve	129,970	84,970

Total Restricted Cash	$649,680	$279,093

At December 31, 2016, deposit on business acquisition consists of $2,950,000 deposited to the seller’s escrow account for the acquisition of billboard structures and related assets from Clear Channel Outdoor, Inc. (See Note 6.)

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2017	2016

Trade accounts, net	$821,309	$510,709
Premiums	432,732	211,360
Anticipated salvage and subrogation	4,427	60,997

Total Accounts Receivable, net	$1,258,468	$783,066

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2017	2016

Structures and displays	$11,674,203	$6,261,516
Vehicles and equipment	-	149,803
Office furniture and equipment	235,198	175,073
Accumulated depreciation	(1,569,313)	(1,008,712)

Total Property and Equipment, net	$10,340,088	$5,577,680

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 5.     PROPERTY AND EQUIPMENT (Continued)

Through the third quarter of 2017, our subsidiary, LMH recorded a $361,326 loss on the disposition of assets. The loss on disposition was in relation to the replacement of three digital billboards which required replacement ahead of schedule, the removal of three billboard structures, and the sale of vehicles and equipment which were from JAG, for a $38,000 note receivable.

NOTE 6.     BUSINESS ACQUISITIONS

2017 Acquisitions

During the nine months ended September 2017, we completed six business acquisitions of billboards and related assets and one insurance company acquisition. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions and revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the three months and nine months ended September 30, 2017 is provided in the table below.

Clear Channel Outdoor, Inc.

On January 9, 2017, our subsidiary, LMG entered into a purchase agreement with Clear Channel Outdoor, Inc., which we refer to as “CCO” for the purchase of thirty-seven billboard structures and related assets. The assets acquired are located in Georgia. The cash purchase price for the acquired business was $2,983,444, of which $2,950,000 had been deposited into the seller’s escrow account in November 2016 and was subsequently applied to the purchase price. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The preliminary purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Finite-lived intangible assets consist of customer relationships and permits. Amortization is computed over the average period of expected benefit, determined from internal information.

Hartlind Outdoor, LLC

On January 31, 2017, our subsidiary, LMW entered into a purchase agreement with Hartlind Outdoor, LLC, which we refer to as “Hartlind” for the purchase of ninety-one billboard structures and related assets. The assets acquired are located in Wisconsin. The cash purchase price for the acquired business was $2,817,000. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The preliminary purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Finite-lived intangible assets consist of customer relationships, permits, and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. Amortization of the other finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information. We also acquired six easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since these rights are perpetual, they are not amortized.

Southeastern United States

Subsequent to the CCO business acquisition, we made additional business acquisitions in the Southeastern United States as presented below.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

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

Vision Outdoor Media, LLC

On June 16, 2017, our subsidiary, LMG entered into a purchase agreement with Vision Outdoor Media, LLC, which we refer to as “Vision,” for the purchase of three billboard structures and related assets. The assets acquired are located in Georgia. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The cash purchase price for the acquired business was $3,199,036. The preliminary purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Finite-lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

View Media, LLC

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

In addition, we also made a small acquisition for a cash purchase price of $900,000.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

Insurance Acquisition

Surety Support Services, Inc.

On July 11, 2017, our subsidiary, GIG entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company. The purchase price of the stock was $450,000, of which $22,500 was paid at closing, with $427,500 due in 2018. The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information.

Finite-lived intangible assets consist of customer relationships and a non-competition agreement. We amortize the non-competition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

The following tables present the 2017 business acquisitions for the nine months ended September 30, 2017, amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the three months and nine months ended September 30, 2017, and the costs of acquisition included in professional fees on our consolidated statement of operations for the three months and nine months ended September 30, 2017.

	Billboards
	CCO	Hartlind	Southeastern US	Subtotal
Assets Acquired
Property and Equipment:
Structures and displays	$1,850,000	$126,480	$3,010,020	$4,986,500

Intangible Assets:
Customer relationships	888,259	534,147	1,534,857	2,957,263
Permits, licenses and lease acquisition costs	14,685	40,500	136,500	191,685
Easements	-	240,000	-	240,000
Noncompetition and nonsolicitation agreements	-	5,000	-	5,000
Goodwill	230,500	1,870,873	3,032,569	5,133,942

Total Intangible Assets	1,133,444	2,690,520	4,703,926	8,527,890

Total Assets Acquired	$2,983,444	$2,817,000	$7,713,946	$13,514,390

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Insurance
	SSS	Total
Assets Acquired
Property and Equipment:
Structures and displays	$-	$4,986,500

Intangible assets:
Customer relationships	153,000	3,110,263
Permits, licenses, and lease acquisition costs	-	191,685
Easements	-	240,000
Noncompetition agreement	20,000	25,000
Goodwill	288,095	5,422,037

Total Intangible Assets	461,095	8,988,985

Other assets:
Cash	118,694	118,694
Accounts receivable	45,355	45,355

Total Other Assets	164,049	164,049

Total Assets Acquired	625,144	14,139,534

Liabilities Assumed	(175,144)	(175,144)

Total	$450,000	$13,964,390

Liabilities assumed in connection with the SSS acquisition are as follows:

Accounts payable and accrued expenses		$164,701
Deferred revenue		10,443

Total Liabilities Assumed		$175,144

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Billboards
	CCO	Hartlind	Southeastern US	Subtotal
Amortization of intangible assets acquired for the three months ended September 30, 2017	$70,846	$45,770	$129,649	$246,265

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2017	$264,001	$85,178	$238,746	$587,925

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2017	$24,293	$21,281	$(30,404)	$15,170

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended September 30, 2017	$-	$-	$27,587	$27,587

	Insurance
	SSS	Total

Amortization of intangible assets acquired for the three months ended September 30, 2017	$13,749	$260,014

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2017	$78,065	$665,990

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2017	$(44,913)	$(29,743)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended September 30, 2017	$28,293	$55,880

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Billboards
	CCO	Hartlind	Southeastern US	Subtotal
Amortization of intangible assets acquired for the nine months ended September 30, 2017	$212,539	$122,054	$167,830	$502,423

Revenues since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2017	$623,077	$237,954	$244,066	$1,105,097

Earnings since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2017	$(17,462)	$77,010	$(84,447)	$(24,899)

Costs of acquisition included in professional fees in the consolidated statement of operations for the nine months ended September 30, 2017	$14,468	$8,645	$49,150	$72,263

	Insurance
	SSS	Total

Amortization of intangible assets acquired for the nine months ended September 30, 2017	$13,749	$516,172

Revenues since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2017	$78,065	$1,183,162

Earnings since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2017	$(44,913)	$(69,812)

Costs of acquisition included in professional fees in the consolidated statement of operations for the nine months ended September 30, 2017	$28,293	$100,556

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions

During the year ended December 31, 2016, we completed four large business acquisitions and one small acquisition. All of the acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions and revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the three months and nine months ended September 30, 2016 is provided in the table below.

Jag, Inc.

On February 16, 2016, our subsidiary, LMW entered into a purchase agreement with Jag, Inc., which we refer to as “JAG,” for the purchase of 339 billboard structures, directional signs, equipment and related assets from Jag, Inc. The assets acquired are located in Wisconsin. The cash purchase price for the acquired business was $6,954,246 of which $687,500 was escrowed. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. Finite-lived intangible assets consist of permits and lease acquisition costs, and customer relationships. Amortization is computed over the average period of expected benefit, determined from internal information. We also acquired easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since these rights are perpetual, they are not amortized.

Rose City Outdoor, LLC

On February 16, 2016, we made a small acquisition, Rose City Outdoor, LLC and Rose City of Florida, LLC, which we refer to as “Rose City,” for a cash purchase price of $287,320.

Kelley Outdoor Media, LLC

On June 15, 2016, our subsidiary, LMA entered into a purchase agreement for the purchase of ten billboard structures and related assets from Kelley Outdoor Media, LLC and ArtRod Displays, Inc., which we refer to as “Kelley.” The assets acquired are located in Georgia. The cash purchase price for the acquired business was $2,021,885. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. Other finite-lived intangible assets consist of customer relationships and permits. Amortization is computed over the average period of expected benefit, determined from internal information.

The Warnock Agency, Inc.

On April 20, 2016, our subsidiary, GIG, acquired the stock of Warnock. The cash purchase price was $1,345,000, of which $126,500 is not payable until eighteen months after closing and is included in the consolidated balance sheet at December 31, 2016 under the caption long-term liabilities. Warnock was acquired for the purpose of expanding our presence in the insurance market. The purchase price allocation is based on an appraisal by an independent third party valuation firm.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (Continued)

The Warnock Agency, Inc. (Continued)

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

United Casualty and Surety Insurance Company

On December 7, 2016, our subsidiary, GIG, acquired the stock of UC&S. The cash purchase price was $13,000,000. UC&S was acquired for the purpose of expanding our presence in the insurance market.

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

The following tables present the 2016 business acquisitions, amortization of finite-lived intangible assets, revenues and earnings included in consolidated net loss for the three months and nine months ended September 30, 2016, and the costs of acquisition included in professional fees on our consolidated statements of operations for the three months and nine months ended September 30, 2016.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Billboards
	JAG	Rose City	Kelley	Subtotal

Amortization of intangible assets acquired during the three months ended September 30, 2016	$74,690	$652	$28,895	$104,237

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2016	$498,523	$8,600	$114,281	$621,404

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2016	$(5,358)	$916	$27,157	$22,715

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended ended September 30, 2016	$3,736	$-	$12,328	$16,064

	Insurance
	Warnock	Total

Amortization of intangible assets acquired during the three months ended September 30, 2016	$70,510	$174,747

Revenues since the acquisition date included in the consolidated statement of operations during the three months ended September 30, 2016	$83,089	$704,493

Earnings since the acquisition date included in the consolidated statement of operations during the three months ended September 30, 2016	$(135,782)	$(113,067)

Costs of acquisition included in professional fees in the consolidated statement of operations during the three months ended September 30, 2016	$-	$16,064

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Billboards
	JAG	Rose City	Kelley	Subtotal

Amortization of intangible assets acquired during the nine months ended September 30, 2016	$186,724	$1,631	$49,086	$237,441

Revenues since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2016	$1,003,665	$18,000	$114,281	$1,135,946

Earnings since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2016	$(92,833)	$388	$(2,471)	$(94,916)

Costs of acquisition included in professional fees in the consolidated statement of operations for the nine months ended ended September 30, 2016	$24,909	$5,228	$12,328	$42,465

	Insurance
	Warnock	Total
Amortization of intangible assets acquired during the nine months ended September 30, 2016	$117,517	$354,958

Revenues since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2016	$276,850	$1,412,796

Earnings since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2016	$(98,293)	$(193,209)

Costs of acquisition included in professional fees in the consolidated statement of operations for the nine months ended September 30, 2016	$21,253	$63,718

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$2,485,001	$2,579,303	$6,869,463	$7,358,292

Net Loss	$(1,499,219)	$(692,419)	$(4,022,249)	$(1,924,883)

Basic and Diluted Loss per Share	$(0.10)	$(0.10)	$(0.42)	$(0.34)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	14,293,871	6,896,923	9,622,370	5,744,898

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. With respect to CCO, Corey, Vision, View, and Kelley, the above pro forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership, that were not acquired.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2017			December 31, 2016
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$5,704,563	$(2,028,333)	$3,676,230	$2,594,300	$(876,976)	$1,717,324
Permits, licenses, and lease acquistion costs	1,724,949	(134,248)	1,590,701	1,513,500	(70,330)	1,443,170
Site location	862,273	(9,582)	852,691	-	-	-
Noncompetition agreements	170,000	(55,000)	115,000	145,000	(31,583)	113,417
Trade names and trademarks	55,000	(38,958)	16,042	55,000	(18,333)	36,667
Technology	138,000	(65,163)	72,837	138,000	(30,667)	107,333
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(21,583)	6,417
Easements	361,000	-	361,000	121,000	-	121,000

	$9,043,785	$(2,359,284)	$6,684,501	$4,594,800	$(1,049,472)	$3,545,328

The future amortization associated with the intangible assets is as follows:

	September 30,
	2018	2019	2020	2021	2022	Thereafter	Total

Customer relationships	$1,815,017	$1,330,789	$530,424	$-	$-	$-	$3,676,230
Permits, licenses and lease acquisition costs	99,095	99,095	99,095	99,095	99,095	1,095,226	1,590,701
Site location	57,485	57,485	57,485	57,485	57,485	565,266	852,691
Noncompetition agreements	34,000	34,000	29,917	13,750	3,333	-	115,000
Trade names and trademarks	16,042	-	-	-	-	-	16,042
Technology	45,995	26,842	-	-	-	-	72,837

	$2,067,634	$1,548,211	$716,921	$170,330	$159,913	$1,660,492	$6,323,501

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 7.	INTANGIBLE ASSETS (Continued)

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	24
Permits, licenses, and lease acquisition costs	193
Site location	178
Noncompetition agreements	41
Trade names and trademarks	7
Technology	19

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

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

Long-term investments consist of the following:

	September 30,	December 31,
	2017	2016

U.S. Treasury securities	$3,630,572	$810,319
Certificates of deposit	-	374,879

	$3,630,572	$1,185,198

Convertible Note Receivable

On September 13, 2016, we purchased an unsecured convertible note receivable from Breezeway Homes, Inc. (“Breezeway”) for the principal sum of $100,000. The note bears interest at three percent (3%) per annum. Principal and accrued interest are payable on demand at the earlier of December 31, 2018 or the closing of Breezeway’s next equity financing. The conversion provisions will be determined by the amount, date, and terms of Breezeway’s next equity financing. At September 30, 2017 and December 31, 2016, the balance of the note plus accrued interest was $103,146 and $100,896, respectively.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, with a carrying amount of $433,594 on September 30, 2017, are managed by a member of the Company’s board of directors.

The following table is a reconciliation of the Company’s investments in equity affiliates as presented in investments in unconsolidated affiliates on the consolidated balance sheet:

	September 30,	December 31,
	2017	2016

Beginning of period	$871,918	$657,528
Additional investments in unconsolidated affiliates	66,000	258,166
Distributions received	(18,600)	(16,515)
Equity in earnings (loss) of unconsolidated affiliates	63,746	(27,261)

End of period	$983,064	$871,918

NOTE 9.	CAPITAL STOCK

On May 25, 2017, we filed our second amended and restated certificate of incorporation which (i) increased our authorized shares of common stock, (ii) designated as Class B common stock all authorized shares that had been previously designated as Class A common stock; and, (iii) designated as Class A common stock all authorized shares of our common stock that had been previously designated as common stock.

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

From June 21 through June 22, 2017, we issued a total of 7,113,462 shares of our Class A common stock for gross proceeds, net of underwriting discounts, of $88,139,834. The 7,113,462 shares represents the 6,538,462 shares offered and 575,000 shares of the underwriter’s overallotment option. Of that amount, entities controlled by two of our directors, which together own a majority of our Class A common stock and all of our Class B common stock, purchased, for cash, 3,653,846 shares for a total cash consideration, net of underwriting discounts, of $46,312,498.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 9.     CAPITAL STOCK (Continued)

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

Offering costs were $960,972, resulting in net proceeds to us of $91,433,091.

As of September 30, 2017, there were 105,556 outstanding warrants for our Class B common stock. A summary of warrant activity for the nine months ended September 30, 2017 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2016	105,556	$9.95	8.5	$-

Issued	-
Exercised	-
Expired	-

Outstanding as of September 30, 2017	105,556	$9.95	7.75	$585,836

NOTE 10.     FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 6.), we acquired the leases for 512 billboard locations. Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 705 months. In many instances, the Company can cancel the lease with little or no penalty. Ground rents for the three months and nine months ended September 30, 2017 were $468,940 and $1,106,864 respectively; and for the three months and nine months ended September 30, 2016 were $163,169 and $366,987, respectively. Contingent rents included in ground rents for the three months and nine months ended September 30, 2017 were $51,519 and $71,753, respectively; and for the three months and nine months ended September 30, 2016 were $6,591 and $36,989, respectively.

The Company leases office space under leases expiring between 2019 and 2022. Rent expense included in general and administrative expense for the three and nine months ended September 30, 2017 was $57,825 and $153,088, respectively; and, for the three months and nine months ended September 30, 2016 was $12,907 and $32,366, respectively.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 10.     FUTURE MINIMUM LEASE PAYMENTS (Continued)

Future minimum rents are as follows for the twelve months ending September 30:

2018	$1,389,762
2019	1,340,196
2020	1,239,344
2021	1,149,564
2022	1,081,955
Thereafter	7,954,042

Total	$14,154,863

NOTE 11.     INDUSTRY SEGMENTS

This summary presents the Company’s current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, UC&S, and GIIC. Warnock and SSS clients are nationwide and UC&S clients are multi-state. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, UC&S, and GIIC and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 11.     INDUSTRY SEGMENTS (Continued)

				Total
Three Months Ended September 30, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$933,138	$1,451,843	$-	$2,384,981
Segment gross profit	745,018	695,715	-	1,440,733
Segment loss from operations	(351,586)	(763,718)	(443,333)	(1,558,637)
Capital expenditures	452,653	1,831,450	-	2,284,103
Depreciation and amortization	64,428	727,455	-	791,883

				Total
Three Months Ended September 30, 2016	GIG	LMH	Unallocated	Consolidated

Revenue	$83,089	$959,148	$-	$1,042,237
Segment gross profit	83,089	579,235	-	662,324
Segment loss from operations	(237,342)	(203,649)	(343,533)	(784,524)
Capital expenditures	-	445,451	-	445,451
Depreciation and amortization	71,851	429,231	-	501,082

				Total
Nine Months Ended September 30, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$2,568,138	$3,681,653	$-	$6,249,791
Segment gross profit	2,125,344	1,815,216	-	3,940,560
Segment loss from operations	(1,003,534)	(1,922,206)	(1,122,102)	(4,047,842)
Capital expenditures	452,653	12,417,480	-	12,870,133
Depreciation and amortization	165,785	1,878,705	-	2,044,490

				Total
Nine Months Ended September 30, 2016	GIG	LMH	Unallocated	Consolidated

Revenue	$276,850	$2,273,210	$-	$2,550,060
Segment gross profit	276,850	1,399,036	-	1,675,886
Segment loss from operations	(480,585)	(663,387)	(1,091,658)	(2,235,630)
Capital expenditures	1,265,000	9,639,824	-	10,904,824
Depreciation and amortization	119,926	1,130,800	-	1,250,726

				Total
As of September 30, 2017	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$494,472	$763,996	$-	$1,258,468
Goodwill	8,164,422	14,441,278	-	22,605,700
Total assets	19,105,222	30,408,942	104,147,896	153,662,060

				Total
As of September 30, 2016	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$-	$469,796	$-	$469,796
Goodwill	592,325	7,325,528	-	7,917,853
Total assets	1,653,998	19,371,609	42,636,968	63,662,575

BOSTON OMAHA CORPORATION

And SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

NOTE 12.     CUSTODIAL RISK

At September 30, 2017, we had approximately $101,600,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 13.     SUBSEQUENT EVENTS

On October 10, 2017, we expanded our cash management strategy and invested $88,000,000 of available cash in short-term U.S. Treasury securities.

On November 1, 2017, our subsidiary GIG entered into a purchase agreement for the purchase of 70% of the membership units of an insurance brokerage company. The purchase price of the membership units was $2,908,581. The membership units were acquired for the purpose of expanding our presence in the insurance business in the United States. At any time following the purchase, the seller has the option, but not the obligation, to sell us the 30% of the remaining membership units. Should the seller exercise the option, we would be obligated to purchase the units. Should the holder of the 30% membership units become unable to fulfill his duties to us, we have the option, but not the obligation, to purchase the remaining 30% of the membership units. Should we exercise this option, the holder of the 30% of the membership units would be obligated to sell the units to us. The purchase price of the units is based upon a measure of income plus a contingency amount, increased or decreased by a working capital adjustment.

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

Overview

We are currently engaged in three areas of business: outdoor billboards, surety insurance and related brokerage activities, and investing in real estate management businesses. We commenced our current billboard business operations in June 2015, our surety insurance business in April 2016 and have made a series of investments in the real estate management and related services business commencing in September 2015. In December 2016, we completed the acquisition of UC&S, a surety insurance company, which at that time was licensed to conduct business in nine states. We expect to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States and to expand the licensing of the UC&S business beyond the 40 states and the District of Columbia in which it is currently authorized to issue surety insurance. In addition, we expect to continue to acquire insurance agencies selling surety insurance. We completed in November 2017 the acquisition of South Coast Surety, Inc., an agency offering surety bonds in all 50 states. We also expect to continue to make additional investments in real estate management service businesses. In the future, we expect to expand the range of services we provide in each of these sectors and to possibly consider acquisitions of other businesses in different sectors. Our decision to expand outside of these current business sectors we serve will be based on the opportunity to acquire businesses which we believe provide the opportunity for sustainable earnings at an attractive level relative to capital employed.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2017

The following is a comparison of our results of operations for the three months ended September 30, 2016, which we refer to as the “third quarter of fiscal 2016,” compared to the three months ended September 30, 2017, which we refer to as the “third quarter of fiscal 2017.” Our results for the third quarter of fiscal 2017 include the financial and operating results of UC&S, which we acquired in December 2016. In addition, we completed two billboard acquisitions in January 2017 and four more billboard acquisitions in May, June, and July 2017. We also acquired SSS, a surety insurance brokerage firm, in July 2017. As a result, the results of operations for the third quarter of fiscal 2016 do not reflect results from any of these newly acquired businesses. Therefore, comparisons of our results for the third quarter of fiscal 2016 to the third quarter of fiscal 2017 may not be meaningful.

Revenues. For the third quarter of fiscal 2016 and the third quarter of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30, (unaudited)
	2016		2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues:
Billboard rentals	$959,148	92.0%	$1,451,843	60.9%
Premiums earned	—	—	550,778	23.1
Insurance commissions	83,089	8.0	349,480	14.7
Investment and other income	—	—	32,880	1.3
Total Revenues	$1,042,237	100.0%	$2,384,981	100.0%

We realized revenues of $2,384,981 during the third quarter of fiscal 2017, a 128.8% increase over revenues of $1,042,237 during the third quarter of fiscal 2016, and a 19.6% increase over revenues of $1,994,883 during the three months ended June 30, 2017, which we refer to as the “second quarter of fiscal 2017.”

•

During the third quarter of fiscal 2017, we realized revenues from billboard rentals of $1,451,843, an increase of 51.3% over revenues of $959,148 for billboard rentals during the third quarter of fiscal 2016. Billboard revenues also increased 19.5% from revenues from billboard rentals of $1,215,318 during the second quarter of fiscal 2017. The increase in revenues reflected the completion of several acquisitions of billboard assets in 2016 and 2017 and improving rentals of billboards which we had acquired during the first quarter of fiscal 2017. This billboard acquisition completed in January 2017 was for a business being divested by the prior owner as part of its activities in seeking federal regulatory approval to acquire a larger billboard operator with activities in the same region. As a result, the prior owner had ceased much of its sales activities for the billboards sold to us, resulting in temporarily lower revenues during the second quarter as we focused on improving the occupancy rates on acquired billboards.

•

Revenues during the third quarter of fiscal 2017 included $550,778 in net premiums earned from UC&S, which we acquired in December 2016. Revenues from UC&S during the third quarter of fiscal 2017 increased 3.6% from revenues of $531,557 during the second quarter of fiscal 2017. During the first nine months of fiscal 2017, UC&S focused significant efforts in increasing the number of states in which it may sell surety insurance products, with the number of states in which it is authorized to sell insurance increasing from nine at the end of 2016 to 40 and the District of Columbia at September 30, 2017. These additional license authorizations were primarily received during the second and third quarters of fiscal 2017 and we anticipate we will begin to see additional increased revenues from our UC&S operations later this year as a result of our authority to now sell surety insurance in these additional states. We have also added additional senior personnel to our UC&S operations to help sales activities.

•

Revenues from insurance commissions generated by Warnock and SSS were $349,480 during the third quarter of fiscal 2017, an increase from commission revenue of $83,089 during the third quarter of fiscal 2016, all of which were from Warnock. As a result of increased revenues from Warnock and the addition of SSS, revenues from our commissions business increased 66.7% from $209,598 during the second quarter of fiscal 2017.

•

Investment and other income during the third quarter of fiscal 2017 was $32,880, representing investment income on certain investments in certificates of deposits and treasury notes held by UC&S. There was no investment income in the third quarter of fiscal 2016 as we did not complete the acquisition of UC&S until December 2016.

Expenses. For the third quarter of fiscal 2016 and the third quarter of fiscal 2017, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30, (unaudited)
	2016		2017		2016 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$379,913	36.5%	$756,128	31.7%	$376,215
Cost of insurance revenues	—	—	188,120	7.9	188,120
Employee costs	504,117	48.4	1,105,933	46.4	601,816
Professional fees	281,719	27.0	465,870	19.5	184,151
Depreciation	245,787	23.6	274,707	11.5	28,920
Amortization	255,295	24.5	517,176	21.7	261,881
General and administrative	159,930	15.3	464,532	19.5	304,602
Bad debt expense	—	—	38,257	1.6	38,257
Loss on disposition of assets	—	—	132,895	5.6	132,895
Total Costs and Expenses	1,826,761	175.3%	$3,943,618	165.4%	$2,116,857

During the third quarter of fiscal 2017, we had expenses of $3,943,618, primarily from employee costs, cost of billboard revenues, depreciation and amortization expenses, professional fees and general and administrative expenses. Total costs and expenses for the third quarter of fiscal 2017 increased by $2,116,857, an increase of 115.9% from the third quarter of fiscal 2016. However, total costs and expenses as a percentage of revenues decreased from 175.3% during the third quarter of fiscal 2016 to 165.4% during the third quarter of fiscal 2017.

During the third quarter of fiscal 2017:

•

Billboard expenses as a percentage of billboard revenues increased from 39.6% from the third quarter of fiscal 2016 to 52.1%, primarily due to an increase in lease expenses from newly acquired billboard assets.

•	Cost of insurance revenues consisted primarily of commissions paid by Warnock and UC&S as well as premium excise taxes paid by UC&S.

•

Total employee costs increased from $504,117 from the third quarter of fiscal 2016 to $1,105,933, reflecting increased headcount in our billboard operations, increased headcount at Warnock and the acquisitions of UC&S and SSS insurance operations, all of which occurred subsequent to the third quarter of fiscal 2016. Personnel costs as a percentage of revenues decreased slightly from 48.4% of revenues in the third quarter of fiscal 2016 to 46.4% of revenues in the third quarter of fiscal 2017, reflecting the positive impact of increased revenues from both business units.

•

Professional fees in the third quarter of fiscal 2017 were $465,870, or 19.5% of total revenues, compared to $281,719, or 27.0% of total revenues, for the third quarter of fiscal 2016. Professional fees in the third quarter of fiscal 2017 were primarily associated with accounting costs for Boston Omaha Corporation, legal and accounting expenses associated with acquisitions, costs associated with applying for authority to sell surety insurance in all 50 states and the District of Columbia, and other costs incurred as a public company.

•

Non-cash expenses in the third quarter of fiscal 2017 included $274,707 in depreciation and $517,176 in amortization expenses associated with our acquisitions since June 2015, or a combined 33.2% of total revenues, compared to $245,787 in depreciation and $255,295 of amortization expenses associated with our acquisitions, or a combined 48.1% of total revenues, during the third quarter of fiscal 2016. This higher depreciation and amortization expense relates primarily to certain billboard acquisitions completed in fiscal 2017.

•

General and administrative expenses increased from $159,930 to $464,532, an increase of 190.5%, reflecting a full quarter of operations from UC&S, the addition of SSS, as well as the continued expansion of our billboard business. As a percentage of total revenues, general and administrative expenses increased from 15.3% in the third quarter of fiscal 2016 to 19.5% in the third quarter of fiscal 2017.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2017 was $1,558,637, or 65.4% of total revenues, as compared to net loss from operations of $784,524, or 75.3% of total revenues, in the third quarter of fiscal 2016. The decrease in net loss from operations as a percentage of total revenues was primarily due to decreases in professional fees and depreciation and amortization expenses as a percentage of total revenues. Net loss from operations was also impacted by an increase in direct costs as we increased our personnel, general and administrative expenses associated with the expansion of our billboard and insurance operations, and certain one-time application fee expenses associated with expanding UC&S’s authority to issue surety insurance in all 50 states and the District of Columbia.

Other Income (Expense).  During the third quarter of fiscal 2017, we had $48,513 in equity in income from our investments in real estate management businesses. . During the third quarter of fiscal 2016, we had a net loss in equity in income of $6,623 related to our real estate ventures.

Net Loss. We had a net loss in the amount of $1,511,956 during the third quarter of fiscal 2017, or a loss per share of $0.11, based on 14,293,871 weighted average shares outstanding. This compared to a net loss in the amount of $791,329 during the third quarter of fiscal 2016, or a loss per share of $0.11 based on 6,896,923 weighted average shares outstanding. We completed the initial closing of our 2017 public offering, which we refer to as the “2017 public offering,” in June 2017. At the end of September 2017, we had 13,307,157 shares of Class A common stock and 1,055,560 shares of Class B common stock outstanding, which includes 7,465,342 shares of our Class A common stock sold in our 2017 public offering.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2017

The following is a comparison of our results of operations for the nine months ended September 30, 2016, which we refer to as the “first nine months of fiscal 2016,” compared to the nine months ended September 30, 2017, which we refer to as the “first nine months of fiscal 2017.” The results for the first nine months of fiscal 2016 include the operations of JAG for the period from February 16, 2016 through September 30, 2016 and Warnock for the period from April 20, 2016 through September 30, 2016. Results for the first nine months of fiscal 2016 do not include any results for UC&S, which was acquired in December 2016. In addition, we acquired several billboard operations, throughout the first nine months of fiscal 2017, and SSS in July 2017. Therefore, comparisons of our results for the first nine months of fiscal 2016 to the first nine months of fiscal 2017 may not be meaningful.

Revenues. For the first nine months of fiscal 2016 and the first nine months of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30, (unaudited)
	2016		2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues:
Billboard rentals	$2,273,210	89.1%	$3,681,653	58.9%
Premiums earned	—	—	1,574,877	25.2
Insurance commissions	276,850	10.9	892,246	14.3
Investment and other income	—	—	101,015	1.6
Total Revenues	$2,550,060	100.0%	$6,249,791	100.0%

We realized revenues of $6,249,791 during the first nine months of fiscal 2017, a 145.1% increase over revenues of $2,550,060 during the first nine months of fiscal 2016.

•

During the first nine months of fiscal 2017, we realized billboard revenues of $3,681,653, an increase of 62.0% over revenues of $2,273,210 for billboard rentals during the first nine months of fiscal 2016. This increase was mainly driven by a full nine months of operations from billboard acquisitions completed during fiscal 2016 as well as additional billboard acquisitions completed at various times during 2017.

•

Revenues during the first nine months of fiscal 2017 included $1,574,877 in net premiums earned from UC&S. During the first nine months of fiscal 2017, UC&S focused significant efforts in increasing the number of states in which it may sell surety insurance products, with the number of states in which it is authorized to sell insurance increasing from nine at the end of 2016 to 40 and the District of Columbia at September 30, 2017. These additional authorizations were primarily received during the second and third quarters of fiscal 2017 and we anticipate we will begin to see additional increased revenues from our UC&S operations later this year.

•

Revenues from insurance commissions generated by Warnock and SSS were $892,246 during the first nine months of fiscal 2017. As previously noted, we acquired SSS in July 2017 and Warnock in April 2016. Insurance commission revenues of $276,850 for the first nine months of fiscal 2016 represent Warnock operations from April through September 2016.

•

Investment and other income during the first nine months of fiscal 2017 was $101,015, representing investment income on treasury notes and certificates of deposit held by UC&S. There was no investment income in the first nine months of fiscal 2016 as we did not complete the acquisition of UC&S until December 2016.

Expenses. For the first nine months of fiscal 2016 and the first nine months of fiscal 2017, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30, (unaudited)
	2016		2017		2016 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$874,174	34.3%	$1,866,437	29.9%	$992,263
Cost of insurance revenues	—	—	442,794	7.1	442,794
Employee costs	1,140,009	44.7	2,866,267	45.9	1,726,258
Professional fees	974,214	38.2	1,371,990	22.0	397,776
Depreciation	654,125	25.7	731,415	11.7	77,290
Amortization	596,601	23.4	1,313,075	21.0	716,474
General and administrative	517,885	20.3	1,302,392	20.8	784,507
Loss on disposition of assets	—	—	361,326	5.8	361,326
Bad debt expense	28,682	1.1	41,937	0.6	13,255
Total Costs and Expenses	4,785,690	187.7%	$10,297,633	164.8%	$5,511,943

During the first nine months of fiscal 2017, we had expenses of $10,297,633, primarily from employee costs, cost of billboard revenues, depreciation and amortization expenses, professional fees and general and administrative expenses. Total costs and expenses for the first nine months of fiscal 2017 increased by $5,511,943, an increase of 115.2% from the first nine months of fiscal 2016. However, total costs and expenses as a percentage of revenues during the first nine months of fiscal 2017 dropped to 164.8% from 187.7% during the first nine months of fiscal 2016. During the first nine months of 2017, we incurred a loss of $361,326 associated with the disposition of three digital billboards which required replacement ahead of schedule, the sale of vehicles and equipment acquired from JAG, and the removal of three billboard structures.

During the first nine months of fiscal 2017:

•

Billboard expenses as a percentage of billboard revenues increased from 38.5% in the first nine months of 2016 to 50.7%, primarily due to an increase in lease expenses from newly acquired billboard assets in certain regions where lease expenses are higher than in more rural areas.

•	Cost of insurance revenues consisted primarily of commissions paid by Warnock and UC&S as well as premium excise taxes paid by UC&S.

•

Total employee costs increased by $1,726,258, from $1,140,009 in the first nine months of fiscal 2016, to $2,866,267 in the first nine months of fiscal 2017, reflecting increased headcount in our billboard operations, increased headcount at Warnock, and the acquisitions of UC&S and SSS insurance operations, all of which occurred subsequent to September 30, 2016. For these reasons, employee costs as a percentage of revenues increased from 44.7% of total revenues in the first nine months of fiscal 2016 to 45.9% of total revenues in the first nine months of fiscal 2017.

•

Professional fees in the first nine months of fiscal 2017 were $1,371,990, or 22.0% of total revenues, compared to $974,214, or 38.2% of total revenues, for the first nine months of fiscal 2016. Professional fees in the first nine months of fiscal 2017 were primarily associated with accounting and audit costs for Boston Omaha Corporation, statutory audit costs for UC&S, legal and accounting expenses associated with acquisitions, costs associated with applying for authority to sell surety insurance in all 50 states and the District of Columbia, and other costs incurred as a public company.

•

Non-cash expenses in the first nine months of fiscal 2017 included $731,415 in depreciation and $1,313,075 in amortization expenses associated with our acquisitions since June 2015, or a combined 32.7% of total revenues, compared to $654,125 in depreciation and $596,601 of amortization expenses, or a combined 49.1% of total revenues, during the first nine months of fiscal 2016. This higher depreciation and amortization expense relates primarily to certain billboard asset acquisitions completed in fiscal 2016 and 2017.

•

General and administrative expenses increased from $517,885 to $1,302,392, an increase of 151.5%. As a percentage of total revenues, general and administrative expenses increased slightly from 20.3% in the first nine months of fiscal 2016 to 20.8% in the first nine months of fiscal 2017. The increase in absolute dollars was due primarily to a full nine months of operations from our Warnock and UC&S acquisitions, as well as the continued expansion of our billboard and insurance businesses.

*

During the first nine months of 2017, we expensed $361,326 in connection with three digital billboards which required replacement ahead of schedule, the sale of vehicles and equipment acquired from JAG, and the removal of three billboard structures.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2017 was $4,047,842, or 64.8% of total revenues, as compared to net loss from operations of $2,235,630, or 87.7% of total revenues, in the first nine months of fiscal 2016. The decrease in net loss from operations as a percentage of total revenues was primarily due to the addition of the insurance operations and the reduction of professional fees and depreciation and amortization expenses as a percentage of revenues as well as the impact of other fixed costs spread over a greater revenue base. Net loss from operations was also impacted by an increase in direct costs as we increased our personnel, general and administrative expenses associated with the expansion of our billboard and insurance operations, and certain one-time application fees and other expenses associated with our efforts to expand UC&S’ authority to issue surety insurance in all 50 states and the District of Columbia.

Other Income (Expense).  During the first nine months of fiscal 2017, we had equity in income of $63,746 from our interests in certain real estate management ventures. During the first nine months of fiscal 2016, we had equity in loss of $32,958 related to our interest in these real estate management ventures.

Net Loss. We had a net loss in the amount of $3,989,983 during the first nine months of fiscal 2017, or a loss per share of $0.41, based on 9,622,370 weighted average shares outstanding. This compared to a net loss in the amount of $2,270,828 during the first nine months of 2016, or a loss per share of $0.40, based on 5,744,898 weighted average shares outstanding. We completed the initial closing of our 2017 public offering in June 2017. At the end of September 2017, we had 13,307,157 shares of Class A common stock and 1,055,560 shares of Class B common stock outstanding, which includes 7,465,342 shares of our Class A common stock sold in our 2017 public offering.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2016 compared to the First Nine Months of Fiscal 2017

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2016 and the first nine months of fiscal 2017:

	Nine Months Ended September 30, 2016 (unaudited)	Nine Months Ended September 30, 2017 (unaudited)
Net cash used in operating activities	$(1,098,484)	$(2,031,046)
Net cash used in investing activities	(11,476,143)	(16,156,887)
Net cash provided by financing activities	41,761,319	91,433,091
Net increase in cash	$29,186,692	$73,245,158

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,031,046 for the first nine months of fiscal 2017 compared to cash outflow of $1,098,484 for the first nine months of fiscal 2016. The increase in cash used in operating activities in 2017 was primarily attributable to higher operating expenses (excluding depreciation and amortization) as we seek to grow our billboard and insurance businesses, as well as an increased use of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities for the first nine months of 2017 was $16,156,887 as compared with $11,476,143 during the first nine months of fiscal 2016. During the nine months ended September 30, 2017, we expended $10,586,890 in acquisitions, $3,874,593 in certificates of deposit and treasury notes and $1,855,743 in equipment and related assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the first nine months of 2017 was $91,433,091, representing the funds raised through the sale of our Class A common stock in our 2017 public offering, net of offering expenses. During the first nine months of fiscal 2016, we raised $41,761,319 through the sale of Class A common stock.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, three surety insurance brokerage firms, including a firm based in Georgia, a firm based in Kansas and a firm acquired in November 2017 based in California, a surety insurance company, and minority investments in several real estate entities. During the third quarter, we completed the acquisition of SSS for $450,000 and acquired certain billboard assets for $623,596. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows. We currently expect to finance any future acquisition with cash and seller or third party financing. In the future, we may satisfy a portion of the purchase price paid for an acquisition with our equity securities.

At September 30, 2017, we had $102,810,133 in unrestricted cash and no debt. On October 10, 2017, we expanded our cash management strategy and invested $88,000,000 of available cash in short-term U.S. Treasury securities.

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

We believe that our existing cash position will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. We expect that we will have access to adequate cash to continue the implementation of our strategy at least over the next 12 months to grow through additional acquisitions and the expansion of our existing insurance activities.

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

At September 30, 2017, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our President and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management, including our President and Chief Financial Officer, concluded that our disclosure controls were not effective as of September 30, 2017 for the reasons discussed below.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2017 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Our management believes that the lack of a formal risk assessment process and monitoring structure raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting. Because of this material weakness, our management believes that as of September 30, 2017, our internal control over financial reporting and disclosure controls and procedures are not effective.

Despite our current view that internal control over financial reporting is not effective, we have taken a number of steps to address this potential area of risk. In June 2016, we hired a full-time controller, who has subsequently become our Chief Financial Officer. He has been working on a risk assessment, currently analyzing existing internal controls and coordinating our efforts to remediate any potential deficiencies in our internal controls over financial reporting. In addition, in April 2016 we appointed our first independent member of our board of directors and we have subsequently added two additional independent directors as members of our Audit Committee in June 2017. We have also engaged an outside consulting firm to assist us in completing our internal testing procedures and anticipate fully addressing this deficiency before the end of 2017. Notwithstanding the assessment that our internal control over financial reporting is not effective and that there was a material weakness as identified in this report, based on our recent actions and the post-closing procedures performed, we believe that our financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and the nine months ended September 30, 2017 fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

November 13, 2017

By:	/s/ Joshua P. Weisenburger
Joshua P. Weisenburger
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 13, 2017