Form 10-K
period 2017-12-31
BOSTON OMAHA Corp
filed 2018-03-30
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-38113

BOSTON OMAHA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Harney Street, Suite 200, Omaha, Nebraska	68102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (857) 256-0079

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of Exchange on Which Registered
Class A common stock, $0.001 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $54,347,542.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,128,847 shares of Class A Common Stock as of March 23, 2018 and 1,055,560 shares of Class B Common Stock as of March 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON OMAHA CORPORATION

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

WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECTS,” “PLANS,” “ANTICIPATES,” “COULD,” “INTENDS,” “TARGET,” “PROJECTS,” “CONTEMPLATES,” “BELIEVES,” “ESTIMATES,” “PREDICTS,” “POTENTIAL” OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR, OUR CUSTOMERS’ OR OUR INDUSTRY’S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, TO DIFFER.

THIS REPORT ALSO CONTAINS MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY. THIS MARKET DATA INCLUDES PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THIS DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

SEE “ITEM 1A. RISK FACTORS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE OF WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD- LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item 1. Business.

Our Company

Boston Omaha Corporation, which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” commenced its current business operations in June 2015 and currently operates two separate lines of business: outdoor billboards, and surety insurance and related insurance brokerage activities. We also hold minority interests in homebuilding and commercial real estate brokerage activities.

Outdoor Billboards

Since June 2015, we have acquired numerous billboard structures, many with multiple faces, including both static and digital displays, in Alabama, Florida, Georgia and Wisconsin. In 2017, through several acquisitions of billboard assets, we acquired over 160 billboard structures for a combined purchase price of $13,514,390. As of March 23, 2018, we owned 479 billboard structures containing a total of 1,151 advertising spots, and 864 faces of which 37 are digital displays. We continue to evaluate possible acquisitions of additional billboard displays and expect to use a significant portion of our currently available cash to expand our presence in our current markets and new regions of the United States. We are attracted to the outdoor display market due to a number of factors, including high regulatory barriers to building new billboards in some states, growing demand, low maintenance capital expenditures for static billboards, low cost per impression for customers, and the potential opportunity to employ more capital in existing assets at reasonable returns in the form of perpetual easements and digital conversions. In addition, unlike other advertising industries, the Internet has not had a material adverse impact on outdoor advertising revenues. Reported revenues for out-of-home advertising have continued to rise, in contrast to print and other advertising which compete with Internet-based digital advertising for the consumer’s attention at home. The billboard industry’s three largest companies are estimated to account for more than 50% of the industry’s total revenues and several industry sources estimate that there are a large number of other companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future.

Surety Insurance

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG,” designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. Our first entry was into the surety insurance business, with the acquisition in April 2016 of The Warnock Insurance Agency, Inc., which we refer to as “Warnock,” a national surety brokerage firm. Warnock is a leading innovator in online underwriting and issuance and brokerage of license and permit surety bonds. In December 2016, we completed the acquisition of United Casualty and Surety Insurance Company, which we refer to as “UC&S,” an A.M. Best A– (“Excellent”) rated primary insurance carrier with a 28-year history of providing surety bonds for contractors, small businesses and individuals. Customers of UC&S are often required to obtain surety bonds to comply with the laws of states, municipalities and other agencies. We are currently expanding UC&S’s reach from the nine states in which it was authorized to issue surety insurance when we acquired UC&S in December 2016 to all 50 states and the District of Columbia. As of March 23, 2018, UC&S is now authorized to issue surety insurance in 46 states and the District of Columbia. In the second half of 2017, we also acquired surety brokerage firms in Kansas and Maryland, Surety Support Services, Inc., which we refer to as “SSS,” and Freestate Bonds, Inc., which we refer to as “Freestate,” and purchased a majority interest in South Coast Surety Insurance Services, LLC, a brokerage firm in California, which we refer to as “SCS.” We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similarly attractive underwriting profits and low claim rate history.

Minority Investments

Since September 2015, we have acquired a minority interest in a full-service commercial real estate brokerage, property management and real estate services company located in Las Vegas, Nevada, and minority interests in several other commercial and residential real estate ventures located in Colorado and Nevada. In December 2017, we invested $10 million for slightly less than a five percent equity interest in Dream Finders Holdings LLC, the parent company of Dream Finders Homes LLC, a national homebuilder with operations in Florida, Colorado, Georgia, Maryland, South Carolina, Texas, and northern Virginia. In addition to its homebuilding operations, Dream Finders Holdings LLC’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers.

Additional Opportunities for Growth

In addition to our activities in outdoor advertising, surety insurance, and commercial and residential real estate services, we will also consider other durable industries which offer the potential for predictable and attractive returns on invested capital. We expect to continue to be opportunistic in exploring other opportunities which meet our investment criteria.

Our objective is to grow intrinsic value per share at an attractive rate by retaining capital to reinvest in the productive capabilities of our current subsidiaries, make opportunistic investments, and/or invest in new, anticipated durable earnings streams. Each of these options for capital will be compared to one another on a regular basis, and capital will be deployed according to our management’s judgment as to where it believes allocated capital has the potential to achieve the best long-term return.

Our History

Boston Omaha Corporation was originally incorporated as REO Plus, Inc., which we refer to as “REO,” on August 10, 2009 under the laws of the State of Texas.  On March 16, 2015, we reincorporated as a Delaware corporation and changed our name to Boston Omaha Corporation.  Our principal business address is 1411 Harney Street, Suite 200, Omaha, Nebraska 68102, and our telephone number is 857-256-0079.  We became a publicly held corporation in November 2012 when Akashic Ventures, Inc., our prior principal stockholder, distributed to certain of its stockholders a total of 132,992 shares of the Company’s common stock held by it.  We registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” on November 9, 2016.  In 2016, we were listed for trading on the OTCQX under the trading symbol “BOMN,” and in June 2017, in connection with our public offering, we transferred and uplisted to the NASDAQ Capital Market under the trading symbol “BOMN.”

On February 13, 2015, Magnolia Capital Fund, L.P., which we refer to as “MCF,” and Boulderado Partners, LLC, which we refer to as “BP,” acquired from Richard Church all of the shares of the Company’s common stock owned by Mr. Church, representing approximately 95% of the Company’s issued and outstanding shares at the time.  MCF is managed by The Magnolia Group, LLC, which we refer to as “Magnolia,” and BP is managed by Boulderado Capital, LLC and Boulderado Group, LLC, which we collectively refer to as “Boulderado.” Magnolia is managed by Adam K. Peterson, one of our Co-Chairmen and Co-Chief Executive Officers. Boulderado is managed by Alex B. Rozek, one of our Co-Chairmen and Co-Chief Executive Officers.

In February 2015, Alex B. Rozek was elected as our sole director and President.  In March 2015, Mr. Rozek elected Adam K. Peterson as an additional director and as our Executive Vice President. On December 7, 2017, Mr. Rozek and Mr. Peterson were elected as Co-Presidents. Mr. Rozek and Mr. Peterson currently serve as our Co-Chief Executive Officers, Co-Presidents and Co-Chairmen of the Company’s Board of Directors.  Mr. Brendan J. Keating was subsequently elected to our Board of Directors in February 2016 and Mr. Bradford B. Briner was elected to our Board of Directors in April 2016. Mr. Frank H. Kenan II and Mr. Vishnu Srinivasan were elected to our Board of Directors in June 2017.

On March 16, 2015, we converted from a Texas corporation to a Delaware corporation and adopted new bylaws.  On June 18, 2015, we amended and restated our certificate of incorporation.  As part of this amendment and restatement, we effected a 7:1 reverse stock split of our Class A common stock effective as of June 18, 2015.  We also created an additional series of our stock now named Class B common stock, par value $0.001 per share (the renaming of our classes of stock was accomplished through a charter amendment on May 25, 2017). Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights.  The only difference between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock. There are currently 1,055,560 shares of our Class B common stock outstanding, which shares are owned in equal amounts by each of MCF and BP.

Between February 2015 and May 2017, we raised $66,872,500 in equity financing, of which $43,305,577 and $11,305,595 were invested by MCF and BP, respectively.  We raised these funds primarily in three separate rounds of financing, each of which coincided with pending or anticipated acquisitions.

In June 2017, pursuant to a Registration Statement on Form S-1 (File No. 333-216040) declared effective on June 15, 2017, we commenced a public offering for 6,538,462 shares of our Class A common stock at $13.00 per share that raised, including shares issued pursuant to the overallotment described below, gross proceeds of $97,049,446. Cowen and Company, LLC, which we refer to as “Cowen,” acted as the sole underwriter and received a discount of 4.4853% per share. We also granted Cowen a 30-day option to purchase up to an additional 980,769 shares of Class A common stock, pursuant to which an additional 926,880 shares were sold. In the public offering, MCF and BP invested $44,999,994 and $2,500,004, respectively.

Subsequent to December 31, 2017, on February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement, which we refer to as the “2018 private placement,” pursuant to which the Company has agreed to issue and sell to Magnolia BOC I, LP, which we refer to as “MBOC I,” Magnolia BOC II, LP, which we refer to as “MBOC II,” and Boulderado BOC, LP, which we refer to as “BBOC,” up to $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. MBOC I and MBOC II are entities managed by Magnolia, and BBOC is an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The second tranche, consisting of a total of 3,137,768 shares which will result in total gross proceeds of approximately $73,110,000, is subject to both regulatory approval and the authorization of an increase to the number of the Company’s authorized shares of Class A Common Stock by the Company’s stockholders at a special meeting of stockholders scheduled to be held on May 4, 2018. The second tranche of this financing is expected to close in May 2018.

Additionally, in February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company may offer and sell from time to time in an “at the market” offering, at its option, up to a total of $50,000,000 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering will be made pursuant to a prospectus supplement, filed with the Securities and Exchange Commission, which we refer to as the “SEC” or the “Commission,” on March 2, 2018, to our shelf Registration Statement on Form S-3, declared effective by the SEC on February 9, 2018. Cowen is entitled to a commission equal to three percent (3.0%) of the gross sales proceeds of any shares sold through Cowen under the Sales Agreement, and we have provided Cowen with customary indemnification and contribution rights. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We are not obligated to make any sales of Class A common stock under the Sales Agreement. The offering of the shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms. As of March 16, 2018, 521,690 shares have been sold in the “at the market” offering for net proceeds of $11,222,885.

Our Relationship with Magnolia and Boulderado

In their roles as general partners of MCF, MBOC I, MBOC II, BP, and BBOC, Magnolia and Boulderado, control a majority of our Class A common stock and all of our Class B common stock, and will continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Adam K. Peterson, our Co-Chief Executive Officer and one of our directors, is a principal in Magnolia and Alex B. Rozek, our other Co-Chief Executive Officer and a director of the Company, is a principal in Boulderado.

The interests of these funds managed by Magnolia and Boulderado may not coincide with the interests of other holders of our Class A common stock. Additionally, these funds are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.

MCF is a private investment partnership in Omaha, Nebraska, which commenced operations in August 2014. MBOC I and MBOC II are private investment partnerships in Omaha, Nebraska, which commenced operations in February 2018. Adam K. Peterson is the sole manager of Magnolia, an investment adviser registered with the SEC. Magnolia is the general partner and the manager of MCF, MBOC I and MBOC II. BP is a private investment partnership in Boston, Massachusetts, formed in June 2007. BBOC is a private investment partnership in Boston, Massachusetts, which commenced operations in February 2018. Alex B. Rozek is the Managing Member of Boulderado Group, LLC, the management company of Boulderado Partners, LLC and Boulderado BOC, LP.

Our Acquisitions and Equity Investments

Since June 2015, we have expended over $62 million in the acquisition of businesses in outdoor billboard advertising and surety insurance and brokerage operations, and in the purchase of minority equity interests in various businesses.  We anticipate seeking further acquisitions in these business areas and possibly expand into other businesses that we believe have the potential for durable profitability in a very competitive world.

Link Media Holdings.  Since June 19, 2015, through 12 acquisitions and one exchange, including six acquisitions and one exchange in 2017, we have acquired numerous billboard structures, many with multiple faces, and related easements, operating assets and rights in some instances to construct additional billboards. These billboards are located in Alabama, Florida, Georgia and Wisconsin. We paid a combined purchase price of $33,662,985 for these billboards and related assets. As of December 31, 2017, we owned 481 billboard structures containing a total of 871 faces, of which 37 are digital displays. Due to a data entry error resulting in the double counting of certain billboards, we previously reported our number of billboards and faces as 532 and 907 respectively.

General Indemnity.  In the second half of 2017, our subsidiary, GIG, acquired SSS and Freestate, two surety brokerage firms, and acquired a majority interest in SCS, a third surety brokerage firm for a combined purchase price of $3,651,581. On April 20, 2016, GIG acquired the stock of Warnock for $1,345,000. Warnock is a leading innovator in online underwriting and issuance and brokerage of license and permit surety bonds. On May 19, 2016, GIG entered into a Stock Purchase Agreement with the stockholders of UC&S. The Massachusetts Division of Insurance approved the UC&S transaction, which was completed on December 7, 2016. The purchase price for the acquired stock of UC&S was $13,000,000 and, in addition, we have contributed $2.75 million in statutory capital to UC&S since December 2016. UC&S is an insurance company headquartered in Quincy, Massachusetts, specializing in providing surety bonds. As of March 23, 2018, UC&S is authorized to issue surety insurance in 46 states and the District of Columbia and we are currently seeking approval to issue surety insurance in all 50 states. A.M. Best, which rates insurance companies based on factors of concern to policyholders, rates UC&S “A-” (Excellent).

Minority Investments.  In December 2017, we invested $10 million in equity securities of Dream Finders Holdings LLC, the parent company of Dream Finders Homes LLC, a national homebuilder with operations in Florida, Colorado, Georgia, Maryland, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, Dream Finders Holdings LLC’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers. We have also previously made minority equity investments totaling $994,398 in four businesses involved in the acquisition, holding, operation, management, financing and sale of residential real estate and the management of commercial real estate.  The residential real estate investments and the investment in the company that invests in commercial retail centers are projects which we expect to be finite in duration, while the commercial real estate management services investment is anticipated to be perpetual with our share of any recurring earnings over time to accrue indefinitely as long as the management services company remains in business. In October 2015, we acquired an 8.33% interest in DFH Leyden, LLC, whose business is to manage the acquisition, holding, operation, management, financing and sale of residential real estate. Our equity contribution was $377,732. In January 2016, we acquired a 7.15% interest in DFH Leyden 2, LLC, an entity affiliated with DFH Leyden, LLC whose business is also to manage the acquisition, holding, operation, management, financing and sale of residential real estate. Our equity contribution was $159,166. In December 2015, we acquired a 30% interest in Logic Real Estate Companies, LLC, a Delaware limited liability company, which we refer to as “Logic,” whose business is to engage in property management and in the brokerage and capital market industries. Our equity contribution was $195,000. Brendan Keating, who is the manager of Logic, became a director of our Company subsequent to our initial investment. Following his election, we subsequently participated in two additional capital contributions in Logic in the aggregate amount of $165,000, maintaining our interest at 30%. In December 2015, we acquired a 15% interest in TAG SW1, LLC, which we refer to as “TAG,” whose business is to invest in retail centers. At December 31, 2015, TAG had acquired investments in two retail centers located in Las Vegas, Nevada. Our equity contribution was $97,500. We are a minority investor in each of these entities. An entity controlled by two of our directors, Brendan J. Keating and Adam K. Peterson, is the manager of TAG but no investment management fees of any sort are charged.

Industry Background

We currently operate out-of-home advertising services and sell surety insurance products and have made minority investments in several real estate management and homebuilding firms.

Out-of-Home Advertising.  We currently own and operate 479 billboard structures containing a total of 1,151 advertising spots and 864 faces, of which 37 are digital displays. Of the 479 billboard structures, 351 billboards are located in Wisconsin, 84 billboards in Georgia, 43 billboards in Alabama, and one billboard in Florida. In addition, we hold options to build additional billboards in several of these states. Over 95% of our billboards reside on leased parcels of property. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large, advertising structures consisting of panels on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard structure.  Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (e.g., one month to three years). We generally lease individually-selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital ad displays which generally come with shorter term ad contracts (one to twelve months). Outdoor billboards were estimated as a $5.0 billion market in the U.S. in 2017.  Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for an additional estimated $2.7 billion in revenues in 2017. There is no concentration of industries to which we lease billboard space.

Insurance Services.  Suretyship insurance occurs when one party guarantees payment or performance by another party for an obligation or undertaking.  Many obligations are guaranteed through surety bonds. Common types of surety bonds include commercial surety bonds and contract surety bonds.  Suretyship is an integral part of the functioning of government and commerce. In many complex endeavors involving risk, a need exists to have a third party assure the performance or obligations of one party to another party. Surety companies are the “third parties” that provide such assurances in return for premium payments.  Surety bonds are provided in government bidding and contracting processes as well as for individuals obtaining various government licenses.  Various types of bonds are designed to insure a contractor bidding on a project will enter into the contract at the stated bid price that the contractor will complete the project, and that contractors will pay their subcontractors and suppliers.

Surety bonds are regulated by state insurance departments. Surety insurance companies operate on a different business model than traditional casualty insurance. Surety is designed to prevent a loss.  Though some losses do occur, surety premiums do not contain large provisions for loss payment. The surety takes only those risks which its underwriting experience indicates are reasonable to assume based on its underlying experience. This service is for qualified individuals or businesses whose affairs require a guarantor.  The surety views its underwriting as a form of credit, much like a lending arrangement, and places its emphasis on the qualifications of the prime contractor or subcontractor to fulfill its obligations successfully, examining the contractor’s credit history, financial strength, experience, work in progress and management capability. After the surety assesses such factors, it makes a determination as to the appropriateness and the amount, if any, of surety credit.

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $6 billion surety market. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements.  Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties. In addition to acquiring UC&S, we have acquired three surety brokerage firms, Warnock, SSS, and Freestate, and a majority interest in a fourth surety brokerage firm, SCS, located across the country. UC&S and these brokerage firms provide us with both premium and commission revenue streams.

Business Overview and Strategy

Since present management took over in February 2015, we have engaged in acquisitions in outdoor advertising, surety insurance, and commercial and residential real estate management, building and services.  Our strategy focuses on investing in companies and lines of business that have consistently demonstrated earnings power over time, with attractive pre-tax historical returns on tangible equity capital, while utilizing minimal to no debt, and that are available at a reasonable price.  As of December 31, 2017, our acquisitions and operations have been funded by equity investments and debt conversions totaling $158,304,610, of which $87,180,571 and $13,743,099 have been invested by funds managed by Magnolia and Boulderado, respectively. Subsequently, we have received equity investments, totaling $88,112,885, of which $11,222,885 came from our “at the market” offering pursuant to our shelf registration statement and $76,890,000 from our 2018 private placement. We have used a portion of these proceeds from these financings to acquire outdoor billboard assets in Alabama, Florida, Georgia and Wisconsin.  We expect to continue to seek additional acquisitions in out-of-home advertising.  We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, opportunity to purchase perpetual easements or land underneath our structures, and the low relative cost per impression of the advertising medium.  We have also used the proceeds of these financings to organize GIG and to complete the acquisitions of Warnock, SSS and Freestate, as well as the purchase of a majority interest in SCS, all surety insurance brokerage firms, and to complete the acquisition of UC&S, a surety insurance company.  To date, we have invested $10,000,000 in Dream Finders Holdings LLC, a national homebuilder that also provides related services, and we have also made an investment in a commercial real estate management services company in Las Vegas, Nevada and shorter-term investments in a Nevada company that invests in commercial retail centers and two residential real estate development projects in Colorado.

We source acquisitions both internally via phone calls, research or mailings, business relationships developed over time and also by receipt of target acquisition opportunities from a number of brokers and other professionals.  We believe each of these proposed acquisitions is consistent with our growth strategy, but there can be no assurance that we will consummate acquisitions pursuant to our letters of intent or acquire any additional billboard assets or surety brokerage firms. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. See “Risk Factors—Risks Related to the Company and Our Business—Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth.” We are also seeking opportunities to acquire other businesses or a significant interest in existing businesses.  We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, while utilizing minimal to no debt, and that are available at a reasonable price.  However, we may consider minority positions and stock issuance when the economics are favorable.  In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

Out-of-Home Advertising.  We seek to capitalize on our growing network and diversified geographical and product mix to grow revenues.  We currently own 479 billboard structures containing a total of 864 faces in Wisconsin, Alabama, Florida and Georgia.  These include 37 digital displays. Each of our billboard structures may have one to four faces.  We believe the outdoor advertising business offers attractive industry fundamentals which we hope to utilize and leverage as we plan to continue to grow our presence in the United States.  We hope that our growing presence will be an attractive tool in identifying and attracting both local and national advertisers.  We work with our customers to enable them to better understand how our billboards can successfully reach their target audiences and promote their advertising campaigns.  Our long-term strategy for our outdoor advertising businesses includes pursuing digital display opportunities where appropriate, while simultaneously utilizing traditional methods of displaying outdoor advertisements, and with a goal of consolidating fragmented markets where applicable.

 Digital displays offer the opportunity to link electronic displays through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. However, digital displays require more capital to construct compared to traditional bulletins and increase the supply of advertising faces in a market. Currently, our largest presence is in Wisconsin and Georgia, with additional locations in Alabama and Florida. We currently deploy 37 digital billboards and we also have options to establish two additional structures with four digital displays in Florida in the area adjacent to the Florida State Fairgrounds in Tampa.

 Our local production staffs provide many of our customers a range of services required to create and install advertising copy.  Production work includes creating the advertising copy design and layout, coordinating its printing with outside printing firms and installing the copy on the billboard face.  We provide creative services to smaller advertisers and to advertisers not represented by advertising agencies.  National advertisers often use preprinted designs that require only installation.  Our creative and production personnel typically develop new designs or adapt copy from other media for use on our inventory.  Our creative staff also can assist in the development of marketing presentations, demonstrations, and strategies to attract new clients.

We typically own the physical structures on which our clients’ advertising copy is displayed.  We acquire new structures from third parties and erect them on sites we either lease or own or for which we have acquired permanent easements.  We generally have limited or no responsibilities to maintain the land on which the billboard is sited. The site lease terms generally range from one to 20 years and often come with renewal options or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases.  In addition to the site lease, we must obtain a permit to build and operate the sign.  Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee.  Traditional bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser.  These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site.  Our billboard lease costs in 2017 and 2016 were $1,407,077 and $546,884, respectively.

Insurance Operations.  UC&S has specialized in providing surety bonds since 1989.  UC&S is a licensed and authorized insurance carrier rated A- (“Excellent”) by A.M. Best and is approved by the United States Department of the Treasury (570 Circular).  UC&S is currently licensed to conduct business in 46 states and the District of Columbia.  We are in the process of expanding our authorization to issue surety insurance to all 50 states. We currently have applications pending in Alabama, California, and Minnesota and plan to file in Oregon during the second quarter of 2018.  In addition to traditional surety bonds for contractors and subcontractors, we offer a wide array of bonds including title, auto dealer, lottery store owner, probate, janitorial dishonesty, transportation, and mortgage broker bonds.  We also operate Warnock, a broker licensed in all 50 states to sell surety bonds, and SSS, SCS, and Freestate, other surety insurance brokerage firms.

We also offer a “Fast Track Rate Advantage” surety bond program through UC&S.  This program was developed in response to the needs of small to medium-sized contracting and service firms who expressed a desire for a faster application process with lower rates and higher bond limits than what was then available in the marketplace. The Fast Track Rate Advantage program is typically available for lower contract surety bond amounts. In determining whether to issue the bond, we review audited financial information (or unaudited information with tax return confirmations) from the contractor, in coordination with the contractor’s bond application and other credit history, as well as all pertinent information regarding the contract and the bidding process. During the past ten years in which this program has operated, we have not incurred a higher claims rate using the Fast Track Rate Advantage Program than with our other bond products.

We seek to reduce our risk through limiting policy amounts, extensive underwriting processes, and the use of reinsurance.  Our underwriting process considers a number of factors, including financial health of the customer, the customer’s litigation history, the type of project and bidding process, the form of bond, and, if appropriate, the customer’s pledge of collateral to reduce the risk in the event of a default. Our experience in not being able to recover fully against a customer has, to date, been very limited, as reflected by our claim losses. Historically, claims on surety insurance are mitigated by the limited number of claims, limited coverage amounts and by the ability to pursue the customer obtaining the surety bond for recovery of amounts paid. This contrasts to property and casualty, or life insurance coverages where there is no recovery against the insured.  For the fiscal years ended December 31, 2017, 2016 and 2015, claims paid or incurred, net of related subrogation constituted 0.7%, 1.2%, and 0.0% of UC&S’ revenues, respectively. Unlike other insurance, such as property and casualty insurance, surety insurance losses are typically very limited due to the indemnity obligations of the insured (including the insured providing collateral as requested), the insurance company’s right to obtain on a priority basis any uncollected funds from any government construction project on which it has issued a bond and steps in for the insured, and reinsurance arrangements.

Competition

Out-of-Home Advertising. The outdoor advertising industry in the United States consists of several large companies involved in outdoor advertising which own a majority of all outdoor billboards, such as Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company.  These companies are estimated to generate more than 50% of the industry’s total revenues and several industry sources estimate that there are a large number of other companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future. Part of our strategy is to acquire certain of the smaller and medium sized competitors in markets we deem desirable to advertisers.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on their ability to reach consumers, which is driven by location of the display.

Insurance Operations. Our insurance business operates in an environment that is highly competitive and very fragmented. We compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds, and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our business. These companies may market and service their insurance products through intermediaries, or directly without the assistance of brokers or agents.  We also compete with other businesses that do not fall into the categories above that provide risk-related services and products.

Employees

As of March 23, 2018, we had 86 employees, of which 26 were in billboard operations, 57 were in insurance services, and three were in administrative or corporate related activities.  None of our employees are subject to collective bargaining agreements.  We believe that our relationship with our employees is good.

Information Systems

We rely on our information systems to manage our daily business activities, interact with customers and vendors, manage our digital billboard displays, and market our services. We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. We have also hired individuals responsible for maintaining and improving our information systems and for developing systems to protect both our information and that of our customers. In order to reduce the risk of unintended disclosure of customer information, our separate business groups operate different information systems for their customer interactions. Our outsourcing of certain technology and business process functions to third parties and our reliance on our use of our information systems may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system. We also maintain certain levels of insurance designed to provide some coverage in the event of any damages arising from a breach of our computer security systems.

Regulation of our Advertising Business

The outdoor advertising industry in the United States is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location and permitting of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. We generally do not incur material costs related to compliance with environmental laws in our advertising business.

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

In the United States, federal law, principally the Highway Beautification Act, which we refer to as the “HBA,” regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States, which we refer to as “controlled roads.” The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

 To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures.  We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.  Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.

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

 Regulation of Our Insurance Business

GIG and its subsidiaries intend to transact their insurance business in all 50 U.S. states and the District of Columbia and will be subject to regulation in the various states and jurisdictions in which they operate. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.  The states in which GIG and its subsidiaries intend to operate may limit the payment of dividends from GIG to us and, as a result, to our stockholders if and when we ever declare a dividend from the operations of GIG and its subsidiaries.  Currently, we do not anticipate issuing dividends for the foreseeable future.  UC&S is a Massachusetts insurance company licensed by the Massachusetts Division of Insurance, and currently has certificates of authority to conduct business in 46 states and the District of Columbia.  We intend to expand the number of states in which UC&S is licensed to conduct business to all 50 states and will use a portion of our available cash to provide the capital reserves we anticipate will be required as we seek to expand the size and scope of its business.

Rate and Rule Approvals.  GIG’s domestic insurance subsidiaries will be subject to each state’s laws and regulations regarding rate, form, and rule approvals. The applicable laws and regulations generally establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to adjust rates and the relative timing of the process are dependent upon each state’s requirements. Many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department.

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

Insurance Regulatory Information System.  The National Association of Insurance Commissioners, which we refer to as “NAIC,” developed the Insurance Regulatory Information System, which we refer to as “IRIS,” to help state regulators identify companies that may require regulatory attention. Financial examiners review annual financial statements and the results of key financial ratios based on year-end data with the goal of identifying insurers that appear to require immediate regulatory attention. Each ratio has an established “usual range” of results. A ratio result falling outside the usual range, however, is not necessarily considered adverse; rather, unusual values are used as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company may become subject to regulatory scrutiny or, depending on the company’s financial condition, regulatory action if certain of its key IRIS ratios fall outside the usual ranges and the insurer’s financial condition is trending downward.

Risk-Based Capital Requirements.  The NAIC has a risk-based capital, which we refer to as “RBC,” requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. Our future U.S. insurance subsidiaries may be subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy.

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

Acquisition and Financing Strategy

Acquisition Selection. Our management will have broad discretion in identifying and selecting prospective target acquisitions.  In evaluating a prospective target acquisition, our management will consider, among other factors, the following:

●	Management’s understanding of the business and its competitive environment;

●	Management’s view of the business durability, capital intensity, and prospective returns on the capital employed over time;

●	Management’s assessment of the financial attractiveness of a particular target relative to other available targets; and

●	Capital requirements and management’s assessment of the ability to finance a particular target.

Issuance of senior and additional securities. To the extent that our Board of Directors determines to obtain additional capital, it may issue debt or equity securities, including senior securities.  Existing stockholders have no preemptive rights to common or preferred stock issued in any securities offering by us, and any such offering might cause a dilution of a stockholder’s investment in our Company. Additional possible effects of such an offering are described in the risk factor captioned “We intend to raise additional equity capital through the second tranche of the 2018 private placement, the “at the market” offering, and may raise additional capital pursuant to our shelf registration statement or additional private placements, any of which could substantially dilute your investment.”

In June 2017, pursuant to a Registration Statement on Form S-1 (File No. 333-216040) declared effective on June 15, 2017, we commenced a public offering for 6,538,462 shares of our Class A common stock at $13.00 per share that raised gross proceeds of $97,049,446. Cowen acted as the sole underwriter and received a discount of 4.4853% per share. We also granted Cowen a 30-day option to purchase up to an additional 980,769 shares of Class A common stock, pursuant to which an additional 926,880 shares were sold. We received aggregate net proceeds from the offering of approximately $91,432,110 after deducting underwriting discounts and commissions and offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours.

Subsequent to December 31, 2017, on February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement, pursuant to which the Company has agreed to issue and sell to MBOC I, MBOC II, and BBOC up to $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The second tranche, consisting of a total of 3,137,768 shares which will result in total gross proceeds of approximately $73,110,000, is subject to both regulatory approval and the authorization of an increase to the number of the Company’s authorized shares of Class A Common Stock by the Company’s stockholders at a special meeting of stockholders scheduled to be held on May 4, 2018. The second tranche of this financing is expected to close in May 2018.

Additionally, in February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company may offer and sell from time to time in an “at the market” offering, at its option, up to a total of $50,000,000 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering will be made pursuant to a prospectus supplement, filed with the SEC on March 2, 2018, to the Company’s shelf Registration Statement on Form S-3, declared effective by the SEC on February 9, 2018. Cowen is entitled to a commission equal to three percent (3.0%) of the gross sales proceeds of any shares sold through Cowen under the Sales Agreement, and we have provided Cowen with customary indemnification and contribution rights. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We are not obligated to make any sales of Class A common stock under the Sales Agreement. The offering of the shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms. As of March 16, 2018, 521,690 shares have been sold in the “at the market” offering for net proceeds of $11,222,885.

As of December 31, 2017, we had approximately $90 million in unrestricted cash and short-term treasury securities, and we have subsequently received $76,890,000 from the 2018 private placement and $11,222,885 from the 2018 “at the market” offering. We also expect to receive approximately $73,110,000 million from the second tranche of the 2018 private placement and we expect to continue to sell additional shares of our Class A common stock in the “at the market” offering. We currently expect that our current cash will be sufficient to fund future acquisitions and operations for at least the next 12 months.  Although we have no current plans to do so, we may sell additional securities pursuant to the shelf Registration Statement on Form S-3 (File No. 333-222853) or in other private placements based on our capital needs.

Borrowing of money. Our current plan is to continue to fund potential future acquisitions and investments through our cash position. Although we have no current plans to do so, except as described above in “Acquisition and Financing Strategy – Issuance of senior and additional securities,” we may in the future use a number of different sources to finance our acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by our assets), additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. We expect to use leverage conservatively and on terms we find attractive, assessing the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.  Our certificate of incorporation, which, as amended from time to time, we refer to as our “certificate of incorporation” and bylaws, which, as amended from time to time, we refer to as our “bylaws,” do not limit the amount of debt that we may incur. Our Board of Directors has not adopted a policy limiting the total amount of debt that we may incur. Our Board of Directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock if then trading on any exchange, growth and acquisition opportunities and other factors.  Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

Purchase and sale (or turnover) of acquired businesses. We do not currently intend to dispose of any of our properties in the near future as our strategy is to acquire assets which have the potential to generate significant cash flow over an extended period of time.  However, we reserve the right to do so if, based upon management’s periodic review of our portfolio, our Board of Directors determines that such action would be in our best interest.

Offering of securities in exchange for property. Although we have no current plans to do so, we may in the future issue shares of common stock in connection with acquisitions of businesses.  For issuances of shares in connection with acquisitions, our Board of Directors will determine the timing and size of the issuances.  Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance, including its determination of whether the issuance is accretive to intrinsic value. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our Class A common stock issued and outstanding immediately before such transaction.  Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of shares of our Class A common stock.

Activities in which we do not expect to participate. We do not currently intend to underwrite securities of other issuers, or repurchase or otherwise reacquire our shares.  Moreover, we have not engaged in any of the preceding activities since our inception.

Legal Proceedings

Due to the nature of our business, we are, from time to time and in the ordinary course of business, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect individually or in the aggregate on our financial condition, cash flows or results of operations.

Implications of Being a Controlled Company

As a result of the ownership of the Class B common stock by entities managed by Boulderado and Magnolia, as well as such entities’ ownership of our Class A common stock and the voting agreement in place between BP and MCF, we are a “controlled company” within the meaning of the corporate governance standards of the NASDAQ on which we have been approved to list our shares and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including:

●	the requirement that a majority of our Board of Directors consist of independent directors;

●

the requirement that we have director nominees selected or recommended for the Board’s election, either by majority vote of only the independent directors or by a nominations committee comprised solely of independent directors, with a written charter or board resolution addressing the nominations process; and

●	the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

As a result, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Certain Federal Income Tax Consequences of Share Ownership

The following is a general discussion of certain of the U.S. federal income tax consequences of holding and disposing of our common stock by U.S. Holders and Non-U.S. Holders (each as defined below). This discussion is based on the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” applicable Treasury regulations, administrative interpretations and court decisions all as in effect as of the date hereof, and all of which may change, possibly with retroactive effect. No ruling has been or will be sought from the Internal Revenue Service, which we refer to as the “IRS,” as to the matters addressed herein, and the following summary is not binding on the IRS or the courts. As a result, the IRS could adopt a contrary position, and a court could sustain such a contrary position.

For purposes of this discussion, a “U.S. Holder” is a beneficial owner of the Company’s common stock that is:

●	A citizen or individual resident of the United States;

●	A corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	An estate, the income of which is subject to U.S. federal income tax regardless of its source; or

●

A trust if either (i) the trust is subject to the primary supervision of a court within the United States and one or more U.S. persons as described in Section 7701(a)(30) of the Code have the authority to control all substantial decisions of the trust or (ii) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A “Non-U.S. Holder” is a beneficial owner of our common stock that is not a U.S. Holder, which we refer to collectively with U.S. Holders as the “Holders.”

This discussion does not address all of the tax consequences that may be relevant to specific Holders in light of their particular circumstances or the U.S. federal income tax considerations applicable to Holders subject to special treatment under U.S. federal income tax law, including, for example, brokers or dealers in securities, financial institutions, mutual funds, insurance companies, tax-exempt entities, Holders who hold our common stock as part of a hedge, appreciated financial position, straddle, or other risk reduction strategy, Holders who acquired their common stock other than for cash, Holders which are treated as partnerships or other pass-through entities for U.S. federal income tax purposes or investors in such entities and Holders liable for the alternative minimum tax. Furthermore, this discussion only addresses Holders who purchase our common stock and hold such common stock as capital assets within the meaning of Section 1221 of the Code. No information is provided herein with respect to the tax consequences of the holding or disposing of our common stock under applicable state, local or foreign laws or any estate or gift tax consequences. Prospective Holders are urged to consult their own tax advisors regarding the U.S. federal tax consequences of owning and disposing of our common stock, as well as the applicability and effect of any state, local or foreign tax laws.

If an entity treated as a partnership for U.S. federal income tax purposes holds our common stock, the tax treatment of a partner or member in such entity will generally depend upon the status of the partner or member and the activities of the entity. Partners or members of such an entity that hold our common stock should consult their own tax advisors.

U.S. Holders.

Distributions. Generally, a distribution by us with respect to our common stock will be treated as a taxable dividend to the extent of our current and accumulated earnings and profits (as determined under U.S. federal income tax principles). To the extent that the amount of a distribution exceeds our current and accumulated earnings and profits, the excess will constitute a tax-free return of capital to the extent of a Holder’s tax basis in the common stock, and thereafter as gain from the sale or exchange of such common stock, the taxation of which is described under the heading “Sales, Exchanges or Other Taxable Dispositions.” Certain Holders (including individuals) may qualify for preferential U.S. federal income tax rates in respect of dividend income. Holders that are corporations may be eligible for a dividend-received deduction in respect of a dividend distribution.

Sales, Exchanges or Other Taxable Dispositions. Upon the sale, exchange or other taxable disposition of our common stock, a Holder generally will recognize gain or loss equal to the difference between (i) the amount of cash and the fair market value of any property received upon the sale, exchange or other taxable disposition, and (ii) such Holder’s adjusted tax basis in the common stock. Such gain or loss generally will be capital gain or loss, and will be long-term capital gain or loss if the Holder’s holding period is more than one year at the time of sale or disposition. Certain Holders (including individuals) can qualify for preferential U.S. federal income tax rates in respect of long-term capital gains. The deductibility of capital losses is subject to certain limitations.

Non-U.S. Holders.

Distributions. Dividends paid by us to a Non-U.S. Holder will be subject to U.S. federal withholding tax at a 30% rate, unless (i) an applicable income tax treaty reduces or eliminates such tax, and a Non-U.S. Holder provides us with an IRS Form W-8BEN (or successor form) certifying its entitlement to the benefit of such treaty, or (ii) the dividends are effectively connected with a Non-U.S. Holder’s conduct of a trade or business in the United States and the Non-U.S. Holder provides us with an IRS Form W-8ECI (or successor form). In the latter case, a Non-U.S. Holder generally will be subject to U.S. federal income tax with respect to such dividends in the same manner as a U.S. person, unless otherwise provided in an applicable income tax treaty. Additionally, a Non-U.S. Holder that is a corporation may be subject to a branch profits tax on its after-tax effectively connected dividend income at a rate of 30% (or at a reduced rate under an applicable income tax treaty). If a Non-U.S. Holder is eligible for a reduced rate of U.S. federal withholding tax pursuant to an income tax treaty, such Non-U.S. Holder may obtain a refund of any excess amount withheld by filing an appropriate claim for refund with the IRS.

To the extent that the amount of a distribution exceeds our current and accumulated earnings and profits, the excess will constitute a tax-free return of capital to the extent of a Holder’s tax basis in the common stock, and thereafter as gain from the sale or exchange of such common stock, the taxation of which is described below under the heading “Sales, Exchanges or Other Taxable Dispositions.”

Sales, Exchange or Other Taxable Dispositions. Generally, a Non-U.S. holder will not be subject to U.S. federal income tax on a gain realized upon the sale, exchange or other disposition of our common stock unless (i) such Non-U.S. Holder is an individual present in the United States for 183 days or more in the taxable year of the sale, exchange or other disposition and certain other conditions are met, (ii) the gain is effectively connected with such Non-U.S. Holder’s conduct of a trade or business in the United States and, where a tax treaty so provides, the gain is attributable to a U.S. permanent establishment of such Non-U.S. Holder, or (iii) we are or have been a “U.S. real property holding corporation” for U.S. federal income tax purposes at any time during the shorter of the five-year period ending on the date of disposition or the period that the Non-U.S. Holder held our common stock and either (a) our Class A common stock has ceased to be traded on an “established securities market” prior to the beginning of the calendar year in which the sale, exchange or other disposition occurs, or (b) the Non-U.S. Holder owns (actually or constructively) more than five percent of our common stock, which we refer to as the “Five Percent Exception.” While not anticipated, it is possible that we could become a “U.S. real property holding corporation,” in which case gains from a disposition of our common stock (including from a distribution in excess of our current and accumulated earnings and profits and in excess of a Non-U.S. Holder’s tax basis in its common stock) will be subject to tax under the Foreign Investment in Real Property Tax Act of 1980, as amended, which we refer to as “FIRPTA,” unless the Non-U.S. Holder met the Five Percent Exception. If the gain on the disposition of common stock were to be subject to tax under FIRPTA, such Non-U.S. Holder would be required to file a U.S. federal income tax return and would be subject to U.S. federal income tax in the same manner as a U.S. person with respect to the gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In that case, withholding tax at a rate of 10.0% of the proceeds of the sale could apply, which withholding tax would be creditable against such Non-U.S. Holder’s U.S. federal income tax liability.

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

Backup Withholding and Information Reporting. Information returns will be filed with the IRS in connection with dividend payments on our common stock and the proceeds from a sale or other disposition of the common stock. A Holder will be subject to U.S. backup withholding tax on these payments if the Holder fails to provide its taxpayer identification number to the paying agent and to comply with certain certification procedures or otherwise to establish an exemption from backup withholding. The amount of any backup withholding from a payment to a Holder will be allowed as a credit against the Holder’s U.S. federal income tax liability and may entitle the Holder to a refund, provided that the required information is timely furnished to the IRS, and other applicable requirements are satisfied.

Available Information

You can find more information about us at our Internet website located at www.bostonomaha.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

The SEC maintains an internet website that contains these reports at www.sec.gov. Any materials we file with the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

Item 1A. Risk Factors.

An investment in shares of our common stock is highly speculative and involves a high degree of risk. You should carefully consider all of the risks discussed below, as well as the other information contained in this Annual Report. If any of the following risks or uncertainties actually occur, our business, financial condition, results of operations, cash flow and prospects could be materially adversely affected. Additional risks or uncertainties not currently known to us, or that we deem immaterial, may also have a material adverse effect on our business financial condition, results of operations or prospects. We cannot assure you that any of the events discussed in the risk factors below will not occur. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment.

Risks Related to the Company and Our Business

We have incurred losses since inception and we anticipate that we will continue to incur losses for the foreseeable future.

We have incurred losses in each year since our formation in 2009. Our net loss for the fiscal years ended December 31, 2017 and 2016 was $6.5 million and $3.2 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over several years, as well as the costs of completing such acquisitions, which are expensed as incurred. For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth.

The acquisition of assets or businesses that we believe to be valuable to our business is an important component to our business strategy. Our experience acquiring companies has been relatively limited to date. We believe that a wide variety of acquisition opportunities may arise from time to time, and that any such acquisition could be significant. At any given time, discussions with one or more potential sellers may be at different stages, including negotiations following the execution of nonbinding letters of intent. However, any such discussions, including the execution of nonbinding letters of intent, may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. The costs and benefits of future acquisitions are uncertain. In addition, the market and industry reception to our acquisitions, or lack thereof, may not be positive, and is out of our control. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our Class A common stock. If we identify appropriate acquisition targets, we may be unable to acquire businesses on terms that we consider acceptable due to a variety of factors, including competition from other strategic buyers or financial buyers, some of which may have more experience or more access to capital than we do.

Our business is capital intensive and any such transactions could involve the payment by us of a substantial amount of cash. We may need to raise additional capital through public or private debt or equity financings to execute our growth strategy and to fund acquisitions. Adequate sources of capital may not be available when needed on acceptable terms, or at all. If we raise additional capital by issuing additional equity securities, existing stockholders may be diluted. Acquisitions could also result in the incurrence of debt and contingent liabilities and fluctuations in quarterly results and expenses. If our capital resources are insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Any future acquisitions could present a number of risks, including the risk of using management time and resources to pursue acquisitions that are not successfully completed, the risk of incorrect assumptions regarding future results of acquired operations, and the risk of diversion of management’s attention from existing operations or other priorities. Acquisitions may never meet our expectations.

If we are unsuccessful in identifying and completing acquisitions of other operations or assets, our financial condition could be adversely affected and we may be unable to implement an important component of our business strategy successfully.

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

A significant component of our growth strategy is the acquisition of other operations. The process of integrating the operations of an acquired company may create unforeseen operating difficulties and expenditures. The key areas where we may face risks and uncertainties include:

●	the need to implement or remediate appropriate controls, procedures and policies at companies that, prior to the acquisition, lacked these controls, procedures and policies;

●	disruption of ongoing business, diversion of resources and of management time and focus from operating our business to acquisitions and integration challenges;

●

our ability to achieve anticipated benefits of acquisitions by successfully marketing the service offerings of acquired businesses to our existing partners and customers, or by successfully marketing our existing service offerings to customers and partners of acquired businesses;

●

the negative impact of acquisitions on our results of operations as a result of large one-time charges, substantial debt or liabilities acquired or incurred, litigation, amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets, or adverse tax consequences, substantial depreciation or deferred compensation charges;

●	the inability to generate sufficient revenue to offset acquisition costs;

●	the need to ensure that we comply with all regulatory requirements in connection with and following the completion of acquisitions;

●	the possibility of acquiring unknown or unanticipated contingencies or liabilities;

●	retaining employees and clients and otherwise preserving the value of the assets of the businesses we acquire; and

●	the need to integrate each acquired business’s accounting, information technology, human resource and other administrative systems to permit effective management.

In order to achieve the growth we seek, we may acquire numerous smaller market participants, which could require significant attention from management and increase risks, costs and uncertainties associated with integration. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations and reduce operating margins. We may need to make substantial capital and operating expenditures which may negatively impact our results in the near term, and the acquisitions may never meet our expectations.

Some members of our senior management team have limited experience in the day-to-day operations of the industries in which our businesses operate.

Some members of our senior management team have limited experience with the day-to-day operation of companies in the outdoor billboard and insurance industries and may have limited experience in other industries and markets which we may choose to enter. Our management team relies on the knowledge and talent of the employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us. An inability to efficiently operate our businesses would have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Increased operating expenses associated with the expansion of our business may negatively impact our operating income.

Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:

●	seek to acquire related businesses;

●	expand geographically;

●	make significant capital expenditures to support our ability to provide services in our existing businesses; and

●	incur increased general and administrative expenses as we grow.

As a result of these factors, we may not achieve, sustain or increase our profitability on an ongoing basis.

We intend to raise additional equity capital through the second tranche of the 2018 private placement, the “at the market” offering, and may raise additional capital pursuant to our shelf registration statement or additional private placements, any of which could substantially dilute your investment.

We may need significant additional capital in the future to continue our planned acquisitions. No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all. Failure to do so could have a material adverse effect on our business. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity or convertible securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time.

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

Over the near term, we expect to sell 3,137,768 additional shares of Class A common stock in the second tranche of the 2018 private placement at a price of $23.30 per share, which we expect to close in May 2018. Also, we have remaining approximately $38 million in additional shares of Class A common stock pursuant to the “at the market” offering under which Cowen is acting as our sales agent. There is no guarantee we will complete the sale of the second tranche of the private placement or that we will sell any additional shares in the “at the market” offering. We may also raise additional capital pursuant to our current shelf Registration Statement on Form S-3 (File No. 333-222853) or additional private placements based on our capital needs. If we sell shares or other equity securities in one or more other transactions, or issue stock or stock options pursuant to any future employee equity incentive plan, investors may be materially diluted by such subsequent issuances.

We face intense competition, including competition from companies with significantly greater resources than us, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

Out-of-Home Advertising.  The outdoor billboard industry is highly competitive. There is a concentration in the ownership of billboards in the geographic markets in which we compete and significantly larger companies such as Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company, dominate the out-of-home advertising business.

Insurance Operations.  Our insurance business intends to operate in an environment that is highly competitive and very fragmented. We will likely compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our surety business. Further, new competitors may regularly enter the market. Any additional industries or markets that we may enter through future acquisitions will also likely be occupied by established competitors. Many of our competitors have substantially greater financial, marketing, product development and human resources than we. Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.

In addition to UC&S, we also operate several surety insurance brokerage firms, and the surety insurance brokerage industry has relatively low barriers to entry. We may experience significant competition and our competitors may have greater financial, marketing and human resources than us.

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

We may be unable to employ a sufficient number of key employees and other experienced or qualified workers.

The delivery of our services and products requires sales professionals and other personnel with substantial work experience in our lines of business. Workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment. Our ability to be productive and profitable will depend upon our ability to employ and retain workers with certain backgrounds and experience, such as experienced sales professionals and workers with substantial experience with insurance underwriting and risk and financial analysis. In addition, our ability to further expand our operations according to geographic demand for our services depends in part on our ability to relocate or increase the size of our qualified and experienced labor force. The demand for experienced workers in our areas of operations can be high, the supply may be limited and we may be unable to relocate our employees from areas of lower utilization to areas of higher demand. A significant increase in the wages paid by competing employers could result in a reduction of our workers with required experience, increases in the wage rates that we must pay, or both. Further, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available pool of qualified and experienced individuals, and there is no assurance that the availability of such qualified and experienced labor will improve following a subsequent increase in demand for our services or an increase in wage rates. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

We are heavily reliant upon our executive management team.

We depend heavily on the efforts and services of our executive officers and other members of our management team to manage our operations, including our Co-Chief Executive Officers and our Chief Financial Officer. The unexpected loss or unavailability of key members of management may have a material adverse effect on our business, financial condition, results of operations, or prospects. Although our Co-Chief Executive Officers devote significant time to us and are highly active in our management, they do not devote their full time and attention to us. Each of our Co-Chief Executive Officers devotes on average 40 hours per week to our business. Among other commitments, our Co-Chief Executive Officers are each managing members of separate investment management entities and are not obligated to devote any specific number of hours to our affairs. These two key employees may not be able to dedicate adequate time to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

Our executive officers and directors may experience a conflict of interest between their duties to us and to affiliated parties.

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities, which include our two largest stockholders and three other significant stockholders. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. In addition, we have made minority investments totaling $360,000 in Logic. Brendan J. Keating, who is one of our directors, is the Manager of Logic.

Natural disasters and disruptions and other extraordinary events could disrupt our business and increase our expenses.

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

A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems.

As part of our ongoing effort to upgrade our current information systems, we periodically implement new software and software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could disrupt our ability to run our business in a timely and efficient manner. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. In addition, if our new systems fail to provide accurate data our results of operations and cash flows could be adversely affected.

We also rely on our technology infrastructure, among other functions, to sell our products and services, bill, collect and make payments, provide services and support to customers, fulfill contractual obligations and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results. Any of the cyber-attacks, breaches or other disruptions or damage described above, if significant, could materially interrupt our operations, delay services, result in theft of our and our customers’ information and trade secrets, damage customer, business partner and employee relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased cost for security and remediation, each of which could adversely affect our business and financial results.

Governmental regulations could adversely affect our business, financial condition, results of operations and prospects.

Out-of-Home Advertising.  Our billboard businesses are regulated by governmental authorities in the jurisdictions in which we operate. These regulations could limit our growth by putting constraints on the number, location and timing of billboards we wish to erect. New regulations and changes to existing regulations may also curtail our ability to expand our billboard business and adversely affect us by reducing our revenues or increasing our operating expenses. For example, settlements between major tobacco companies and all U.S. states and certain U.S. territories include a ban on the outdoor advertising of tobacco products. Alcohol products and other products may be future targets of advertising bans, and legislation, litigation or out-of-court settlements may result in the implementation of additional advertising restrictions that impact our business. Any significant reduction in alcohol-related advertising or the advertising of other products due to content-related restrictions could negatively impact our revenues generated from such businesses and cause an increase in the existing inventory of available outdoor billboard space throughout the industry.

Insurance Operations.  We will also be subject to maintaining compliance within the highly regulated insurance industry as we continue our pursuit of opportunities in that market, including the maintenance of certain levels of operating capital and reserves. Generally, the extensive regulations are designed to benefit or protect policyholders, rather than our investors, or to reduce systemic financial risk. Failure to comply with these regulations could lead to disciplinary action, the imposition of penalties and the revocation of our authorization to operate in the insurance industry. Changes to the regulatory environment in the insurance industry may cause us to adjust our views or practices regarding regulatory risk management, and necessitate changes to our operations that may limit our growth or have an adverse impact on our business.

In addition, certain of the other new markets and industries that we may choose to enter may be regulated by a variety of federal, state and local agencies.

We may not be successful in obtaining authority to issue surety insurance in all states.

Subsequent to our acquisition of UC&S in December 2016, we commenced a process to seek approval to expand UC&S’s authority to issue surety insurance from the nine states in which it was then authorized to all 50 states and the District of Columbia. As of March 20, 2018, UC&S is now authorized to issue surety insurance in 46 states and the District of Columbia. We have applications currently being evaluated for approval to issue surety insurance in Alabama, California and Minnesota, and plan to file in Oregon during the second quarter of 2018. One or more of these states may not grant us authority to issue insurance, may delay the grant of any approval, may restrict the types of surety insurance we may issue, may add additional terms and conditions on our ability to issue insurance which might affect our ability to compete with other insurance carriers, or may otherwise adversely impact the profitability of any insurance products we might issue.

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

The NAIC has adopted a system to test the adequacy of capital of insurance companies, known as “risk-based capital.” The risk-based capital formula establishes the minimum amount of capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at three major areas: 1) Asset Risk; 2) Underwriting Risk; and 3) Other Risk. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business. Also, failure to maintain our U.S. Treasury Department listing or our A.M. Best A– (“Excellent”) rating would significantly impact our ability to operate effectively in the surety markets.

Because we are a holding company and a significant portion of our operations are conducted by our UC&S insurance subsidiary, our ability to pay dividends may depend on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary.

Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders will likely depend in significant part on dividends and other distributions from our subsidiaries, including our insurance subsidiary, UC&S. State insurance laws, including the laws of Massachusetts, restrict the ability of UC&S to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, the maximum dividend distribution is limited by Massachusetts law. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. UC&S may only declare and pay dividends to us after all of UC&S’s obligations and regulatory requirements with the Massachusetts Division of Insurance have been satisfied. During any twelve-month period, the amount of dividends paid by UC&S to us, without the prior approval of the Massachusetts Division of Insurance, may not exceed the greater of 10% of UC&S’s surplus as reported on its most recent annual statement filed with the Massachusetts Division of Insurance or UC&S’s statutory net income as reported on such statement. The declaration and payment of future dividends to holders of our Class A common stock will be at the discretion of our Board of Directors and will depend on many factors. See “Dividend Policy.”

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

Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts. For example, many reinsurance policies now exclude coverage of terrorism. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.

Our efforts to expand our UC&S insurance business to a nationwide insurance company may create both short-term and long-term constraints on our UC&S operations.

Our UC&S insurance team is currently limited in size. We believe expanding our operations nationwide may create additional burdens on our UC&S personnel as we manage potentially significantly larger operations. As a result, we anticipate we will need to hire additional personnel to assist the current management team in our expanded surety insurance operations, and we may not be successful in identifying and hiring qualified personnel on a timely basis, if at all.

Our insurance employees could take excessive risks, which could negatively affect our financial condition and business.

As a business which anticipates it will derive a significant portion of its business from the sale of surety and other insurance products, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

If actual insurance claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected.

As we grow our insurance operations, we will continue to establish claims and claims adjustment expense reserves. These reserves will not represent an exact calculation of liability, but instead will represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date.

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

Our efforts to develop new insurance products or expand in targeted markets may not be successful and may create enhanced risks.

A number of our planned business initiatives in the insurance markets we intend to serve will involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or grow market share:

●	We may develop products that insure risks we have not previously insured, contain new coverage or coverage terms or contain different commission terms.

●	We may refine our underwriting processes.

●	We may seek to expand distribution channels.

●	We may focus on geographic markets within or outside of the United States where we have had relatively little or no market share.

We may not be successful in introducing new products or expanding in targeted markets and, even if we are successful, these efforts may create enhanced risks. Among other risks:

●	Demand for new products or in new markets may not meet our expectations.

●

To the extent we are able to market new products or expand in new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated or effective as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations.

●	Models underlying underwriting and pricing decisions may not be effective.

●	Efforts to develop new products or markets have the potential to create or increase distribution channel conflict.

●	To develop new products or markets, we may need to make substantial capital and operating expenditures, which may also negatively impact results in the near term.

If our efforts to develop new products or expand in targeted markets are not successful, our results of operations could be materially and adversely affected.

We may lack operational control over certain companies in which we invest.

We have made, and may continue to make, certain strategic investments in various businesses without acquiring all or a majority ownership stake in those businesses. To the extent that such investments represent a minority or passive stake in any business, we may have little to no participation, input or control over the management, policies, and operations of such business. Further, we may lack sufficient ownership of voting securities to impact, without the vote of additional equity holders, any matters submitted to stockholders or members of such business for a vote.

There is inherent risk in making minority equity investments in companies over which we have little to no control. Without control of the management and decision-making of these businesses, we cannot control their direction, strategy, policies and business plans, and we may be powerless to improve any declines in their performance, operating results and financial condition. If any company in which we are a minority investor suffers adverse effects, it may not be able to continue as a going business concern, and we may lose our entire investment.

We are subject to extensive financial reporting and related requirements for which our accounting and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. In order to comply with these requirements, we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

We may be at risk of failing to accurately report financial results or detect fraud if we fail to implement and maintain an effective system of internal controls.

We are currently addressing our information processing environments and internal controls over financial reporting for critical systems, both of which are necessary to maintain adequate internal controls over our financial reporting. While we are working to remedy this situation, our internal controls over our financial reporting are not effective. This raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected, and should therefore be considered a material weakness in our internal control over financial reporting until such time as such processes are fully implemented.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report that contains an assessment by management on their internal control over financial reporting in their annual and quarterly reports on Form 10-K and 10-Q. While we are consistently working on improvements and conducting rigorous reviews of our internal controls over financial reporting, our independent auditors may interpret Section 404 requirements and apply related rules and regulations differently. We are a smaller reporting company not currently subject to having our outside auditors attest to our internal controls. When we do become subject to these requirements, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management’s assessment and not provide an attestation report on our internal control over financial reporting, or they may provide an adverse opinion on our internal control over financial reporting. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will be identified in the future. Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to adequately implement our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting which may adversely affect our stock price.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of the date of this Annual Report on Form 10-K, A.M. Best has assigned a financial strength rating of “A-” (Excellent) to our operating subsidiary, UC&S. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analysis include but are not limited to:

●	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;

●	if unfavorable financial, regulatory or market trends affect us, including excess market capacity;

●	if our losses exceed our loss reserves;

●	if we have unresolved issues with government regulators;

●	if we are unable to retain our senior management or other key personnel;

●	if our investment portfolio incurs significant losses; or

●	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

●	causing our current and future brokers and insureds to choose other, more highly-rated competitors;

●	increasing the cost or reducing the availability of reinsurance to us;

●	severely limiting or preventing us from writing new insurance contracts; or

●	giving any future potential lenders the right to accelerate or call on any future debt we may incur.

In addition, in view of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Ownership of our Common Stock

Investors should not rely on the accuracy of forward-looking statements made by us.

To the extent that we or any of our officers were to provide any forward-looking statements, investors must recognize that any such forward-looking statements are based upon assumptions and estimates. We cannot make any representations as to the accuracy and reasonableness of such assumptions or the forward-looking statements based thereon. The validity and accuracy of those forward-looking statements will depend in large part on future events that we cannot foresee, and may or may not prove to be correct. Consequently, there can be no assurance that our actual operating results will correspond to any of the forward-looking statements. Accordingly, an investment in our common stock should not be made in reliance on forward-looking statements prepared or provided by us.

The price of our Class A common stock is likely to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Class A common stock.

Our Class A common stock price is likely to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your Class A common stock at or above your original purchase price. The market price for our Class A common stock may be influenced by many factors, many of which are out of our control, including those discussed in this “Risk Factors” section and elsewhere in this annual report and the following:

●	our operating and financial performance and prospects;

●	success of competitive products or services;

●	regulatory or legal developments in the United States, especially changes in laws or regulations applicable to our products and services;

●	additions or departures of key management personnel;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●

introductions or announcements of new products offered by us or significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors and the timing of such introductions or announcements;

●	our ability to effectively manage our growth;

●	our quarterly or annual earnings or those of other companies in the industries in which we participate;

●	actual or anticipated changes in estimates to or projections of financial results, development timelines or recommendations by securities analysts;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	the public’s potential adverse reaction to our intention not to publish any guidance with respect to future earnings;

●	the public’s reaction to our press releases, other public announcements or our competitors’ businesses;

●	market conditions in the billboard, insurance, real estate and other sectors in which we may operate as well as general economic conditions;

●	our ability or inability to raise additional capital through the issuance of equity or debt or other arrangements and the terms on which we raise it;

●	trading volume of our Class A common stock;

●	changes in accounting standards, policies, guidance or principles;

●	significant lawsuits, including stockholder litigation; and

●	general economic, industry and market conditions, including those resulting from natural disasters, severe weather events, terrorist attacks and responses to such events.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our operating performance.

In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Currently, entities managed by Magnolia and Boulderado control a majority of our outstanding Class A common stock and, through their ownership of our Class B common stock (which is entitled to 10 votes per share, while the Class A common stock is entitled to one vote per share), control a majority of all voting. As a result, we are a “controlled company” within the meaning of the NASDAQ rules. Under the NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of our Board of Directors consist of independent directors;

●

the requirement that we have director nominees selected or recommended for the Board’s selection, either by a majority vote of only the independent directors or by a nominations committee comprised solely of independent directors, with a written charter or board resolution addressing the nominations process; and

●	the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently utilize some of these exemptions, and intend to continue to utilize these exemptions in the future, as available. As a result, we may not have a majority of independent directors and our Nominating and Corporate Governance and Compensation Committees may not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements and this may make our Class A common stock less attractive to investors.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Class A common stock less attractive to investors.

We are currently a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Provisions in our charter documents and Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, possibly depressing the market price of our common stock.

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team.

Our Board of Directors is authorized to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors. Our certificate of incorporation authorizes our Board of Directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by our Board of Directors at the time of issuance or fixed by resolution without further action by the stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of preferred stock could diminish the rights of holders of our common stock, and, therefore, could reduce the value of our common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

An active trading market for our Class A common stock may not be maintained.

Our Class A common stock began trading on the NASDAQ Capital Market on June 16, 2017. Prior to June 16, 2017, there was no active trading market for our Class A common stock and we had experienced only very limited trading of our securities on the OTCQX. Given the limited trading history of our Class A common stock, there is a risk that an active trading market for our shares may not be maintained. If an active market for our Class A common stock is not maintained, it may be difficult for you to sell your shares without depressing the market price for the shares or at all. The lack of an active market may also impair your ability to sell your shares at a time you wish to sell them or at a price that you consider reasonable and it may reduce the market value of your shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We will continue to incur increased costs as a result of operating as a public company in the United States.

As a public company in the United States, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses, including costs associated with U.S. public company reporting requirements. We will also incur costs associated with NASDAQ listing requirements, the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations would increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If a substantial number of shares of our Class A common stock become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price. As of March 23, 2018, we have 17,128,847 shares of Class A common stock outstanding of which 11,574,345 shares will be held by funds managed by Magnolia and Boulderado.

Additionally, entities controlled by Magnolia and Boulderado have partners and members that may seek to have their interests redeemed and/or entities controlled by Boulderado and Magnolia may make a distribution to their partners and members or may dissolve such entities. In any such event, entities controlled by Boulderado or Magnolia would report a transfer of shares on a Form 4 filed with the SEC, which may affect the market price of our Class A common stock.

Moreover, certain holders of our Class A common stock have rights to require us to register their shares under the Securities Act, and to participate in future registrations of securities by us, subject to certain conditions.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our Class A common stock, the market price of our Class A common stock could decline.

The trading market for our Class A common stock likely will be influenced by the research and reports that equity and debt research analysts publish about the industry, us and our business. The market price of our Class A common stock could decline if one or more securities analysts downgrade our shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our shares, the market price of our Class A common stock would likely decline.

Entities managed by Magnolia and Boulderado currently control all voting matters brought before our stockholders, and designees of MCF and BP account for two of the votes on our Board of Directors, and certain actions by our Board of Directors cannot be taken without the consent of these two directors.

Our Board of Directors currently consists of the two directors appointed by the holders of the Company’s Class B common stock voting as a separate class and four additional directors. Currently, MCF and BP collectively own all of our Class B common stock and entities managed by Magnolia and Boulderado own a majority of our Class A common stock.  Moreover, it is possible that entities managed by Boulderado and Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia and Boulderado will likely continue to control virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

The interests of the entities managed by Magnolia and Boulderado may not coincide with the interests of other holders of our Class A common stock. The entities managed by Magnolia and Boulderado are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The entities managed by Magnolia and Boulderado may also pursue, for their own managers’ or members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as each of MCF and BP continue to own our Class B common stock or entities managed by Magnolia and Boulderado own a majority of our outstanding Class A common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

Certain actions cannot be taken without the approval of MCF and BP due to their ownership of Class B common stock.

MCF and BP, the holders of record of the shares of Class B common stock, exclusively and as a separate class, are entitled to elect two directors to our Board of Directors, which we refer to as the “Class B Directors,” which number of Class B Directors may be reduced pursuant to the terms and conditions of the Amended and Restated Voting and First Refusal Agreement between MCF and BP. Any Class B Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class B common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders.

At any time when shares of Class B common stock are outstanding, we may not, without the affirmative vote of all of the Class B Directors:

●

Amend, alter or otherwise change the rights, preferences or privileges of the Class B common stock, or amend, alter or repeal any provision of our certificate of incorporation or bylaws in a manner that adversely affects the powers, preferences or rights of the Class B common stock.

●	Liquidate, dissolve or wind-up our business, effect any merger or consolidation or any other deemed liquidation event or consent to any of the foregoing.

●	Create, or authorize the creation of, or issue or issue additional shares of Class B common stock, or increase the authorized number of shares of any additional class or series of capital stock.

●	Increase or decrease the authorized number of directors constituting the Board of Directors.

●	Hire, terminate, change the compensation of, or amend the employment agreements of, our executive officers.

●	Purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of our capital stock.

●

Create, or authorize the creation of, or issue, or authorize the issuance of any debt security, if our aggregate indebtedness for borrowed money following such action would exceed $10,000, or guarantee, any indebtedness except for our own trade accounts arising in the ordinary course of business.

●	Make, or permit any subsidiary to make, any loan or advance outside of the ordinary course of business to any employee or director.

●

Create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by us or permit any direct or indirect subsidiary to sell, lease, or otherwise dispose of all or substantially all of the assets of any subsidiary.

●	Change our principal business, enter new lines of business, or exit the current line of business.

●	Enter into any agreement involving the payment, contribution, or assignment by us or to us of money or assets greater than $10,000.

●

Enter into or be a party to any transaction outside of the ordinary course of business with any our directors, officers, or employees or any “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any such person or entity.

●	Acquire, by merger, stock purchase, asset purchase or otherwise, any material assets or securities of any other corporation, partnership or other entity.

Our Board of Directors is not composed of a majority of independent directors, which poses a significant risk for us from a corporate governance perspective.

Our Co-Chief Executive Officers serve as two of our directors. A third director is the principal of a real estate brokerage and management company, in which we currently have a 30% ownership interest and a separate real estate entity in which we own a 15% equity interest. Our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and the election of officers who have oversight of our accounting function. Entities managed by Magnolia and Boulderado also exercise control over all matters requiring stockholder approval, including the election of directors. We have chosen not to implement various corporate governance measures at this time, the absence of which may cause stockholders to have more limited protections against transactions implemented by our Board of Directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of these corporate governance measures in formulating their investment decisions.

Delaware law and certain provisions in our certificate of incorporation and bylaws may prevent efforts by our stockholders to change the direction or management of the Company.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation, as amended, and bylaws contain provisions that may make the acquisition of the Company more difficult, including, but not limited to, the following:

●	setting forth specific procedures regarding how our stockholders may nominate directors for election at stockholder meetings;

●	permitting our Board of Directors to issue preferred stock without stockholder approval; and

●	limiting the rights of stockholders to amend our bylaws.

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

Because we do not intend to pay dividends for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not intend to pay dividends for the foreseeable future, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our Board of Directors may, in its discretion, modify or repeal our dividend policy or discontinue entirely the payment of dividends. The declaration and payment of dividends depends on various factors, including: our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UC&S insurance operations.

In addition, under the Delaware General Corporation Law, which we refer to as the “DGCL,” our Board of Directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

If we are, or were, a U.S. real property holding corporation, non-U.S. holders of our Class A common stock could be subject to U.S. federal income tax on the gain from its sale, exchange or other disposition.

If we are or ever have been a U.S. real property holding corporation, which we refer to as “USRPHC,” under FIRPTA and applicable United States Treasury regulations, which we refer to collectively as the “FIRPTA Rules,” unless an exception applies, certain non-U.S. investors in our Class A common stock would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our Class A common stock, and such non-U.S. investor would be required to file a United States federal income tax return. In addition, the purchaser of such Class A common stock would be required to withhold from the purchase price an amount equal to 10% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets. If we are or were a USRPHC, so long as our Class A common stock is “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our Class A common stock is not subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock under FIRPTA. In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our Class A common stock. Any of our Class A common stockholders that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our Class A common stock.

You may be diluted by the future issuance of additional Class A common stock in connection with acquisitions or otherwise.

As of March 23, 2018, we had 1,710,037 shares of Class A common stock authorized but unissued under our certificate of incorporation. In addition, there is a special stockholders’ meeting scheduled for May 4, 2018 to vote upon an amendment to the certificate of incorporation that would increase the number of total authorized shares of common stock from 20,000,000 to 40,000,000, and such increase will also increase the number of total authorized shares of Class A common stock from 18,838,884 to 38,838,884. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

On February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, pursuant to which the Company has agreed to issue and sell to MBOC I, MBOC II, and BBOC up to $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The second tranche, consisting of a total of 3,137,768 shares which will result in total gross proceeds of approximately $73,110,000, is subject to both regulatory approval and stockholder approval of the amendment of the Company’s certificate of incorporation. A portion of the shares that may be newly authorized by the amendment will be issued in connection with the anticipated closing of this second tranche and would dilute the percentage ownership held by current investors.

On March 2, 2018, we entered into a Sales Agreement with Cowen, pursuant to which the Company may offer and sell from time to time in an “at the market” offering, at its option, up to a total of $50,000,000 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering will be made pursuant to a prospectus supplement, filed with the SEC on March 2, 2018, to the Company’s shelf Registration Statement on Form S-3, declared effective by the SEC on February 9, 2018. A portion of the shares that may be newly authorized by the amendment of the Company’s certificate of incorporation may be issued in connection with possible future sales under the “at the market” offering and potential additional issuances under the shelf Registration Statement and would dilute the percentage ownership held by current investors.

In the future, we may also issue our securities, including shares of our common stock, in connection with investments or acquisitions. We regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions, and none are currently probable, but any pending transaction could be entered into shortly after the filing of this Annual Report on Form 10-K. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.001 per share. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Class A common stock could be depressed to some extent by the existence of the preferred stock. As of March 23, 2018, no shares of preferred stock have been issued.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our directors have limited liability under Delaware law.

Pursuant to our certificate of incorporation, and Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for: liability in connection with a breach of the duty of loyalty; acts or omissions not in good faith; acts or omissions that involve intentional misconduct or a knowing violation of law; dividend payments or stock repurchases that are illegal under Delaware law; or any transaction in which a director has derived an improper personal benefit. Accordingly, except in those circumstances, our directors will not be liable to us or our stockholders for breach of their duty.

Our ability to use our net operating loss carry forwards may be subject to limitation and may result in increased future tax liability.

Sections 382 and 383 of the Code, contain rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating losses, which we refer to as “NOLs,” credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income (if any) with losses, or our tax liability with credits, before such losses and credits expire. Accordingly, these limitations may increase our federal income tax liability.

It is possible that future transactions may cause us to undergo one or more ownership changes. As of December 31, 2017, we had NOLs of approximately $9.5 million. Certain of these NOLs may be at risk of limitation in the event of a future ownership change.

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

Item 1B. Unresolved Staff Comments.

 None.

Item 2. Properties.

We currently lease office space for our administrative offices in Massachusetts and Nebraska and several of our operations for leases expiring between 2019 and 2022. In connection with the acquisition of various billboard sites, we own several of these sites and in other instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability. The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 1,008 months. Ground rents for the years ended December 31, 2017 and 2016 were $1,407,077 and $546,884, respectively. Contingent rents included in ground rents for the years ended December 31, 2017 and 2016 were $82,733 and $46,980, respectively. Future minimum rents for lease arrangements in existence at December 31, 2017 are described in Note 11 to the Notes to Consolidated Financial Statements. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

Item 3. Legal Proceedings.

Due to the nature of our business, we are, from time to time and in the ordinary course of business, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect individually or in the aggregate on our financial condition, cash flows or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our Class A common stock trades under the symbol “BOMN” on the NASDAQ Capital Market and has been publicly traded since June 16, 2017. Prior to this time, our Class A common stock was traded on the OTCQX with limited trading volume. Currently, there is no public trading market for our Class B common stock. The following tables set forth the high and low sales price of our Class A common stock, as reported on the NASDAQ Capital Market for the periods indicated:

	High	Low
Year ended December 31, 2017:
Second Quarter (trading began on June 16, 2017)	$18.84	$12.1498
Third Quarter	$18.60	$12.95
Fourth Quarter	$35.49	$15.532

Holders of Our Common Stock

As of March 21, 2018, there were approximately 92 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. As of March 21, 2018, there were 17,128,847 shares of Class A common stock outstanding. As of March 21, 2018, we also had 1,055,560 shares of Class B common stock held entirely by MCF and BP, as well as warrants held by MCF and BP to each purchase up to an additional 52,778 shares of our Class B common stock at exercise prices ranging from $8.00 to $10.00 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, opportunity set for retained capital, and other considerations that our Board of Directors deems relevant. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UC&S insurance operations. Our Board of Directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.

The ability of our Board of Directors to declare a dividend is also subject to limits imposed by Delaware corporate law. Under Delaware law, our Board of Directors and the boards of directors of our corporate subsidiaries incorporated in Delaware may declare dividends only to the extent of our “surplus,” which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. See “Risk Factors – Risks Related to Ownership of our Common Stock – Because we do not intend to pay dividends for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.”

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock, shares of our preferred stock or warrants to purchase shares of our stock, during the year ended December 31, 2017 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q.

Subsequent to December 31, 2017, on February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement, pursuant to which the Company has agreed to issue and sell to MBOC I, MBOC II, and BBOC up to $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The second tranche, consisting of a total of 3,137,768 shares which will result in total gross proceeds of approximately $73,110,000, is subject to both regulatory approval and stockholder approval of the amendment of the Company’s certificate of incorporation. The issuance of these securities was not registered under the Securities Act.

Equity Compensation Plans

We currently do not have any equity compensation plans under which our equity securities are authorized for issuance.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

Not applicable as we are a “smaller reporting company.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and as set forth under “Item 1A. Risk Factors.” Please also refer to the section under the heading “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are currently engaged in three areas of business: outdoor billboards, surety insurance and related brokerage activities, and minority investments primarily in real estate services and homebuilding. We commenced our current billboard business operations in June 2015, our surety insurance business in April 2016 and have made a series of investments in the real estate management and related services business commencing in September 2015. In December 2016, we completed the acquisition of UC&S, a surety insurance company which at that time was licensed to conduct business in nine states. We expect to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States and to expand the licensing of the UC&S business beyond the 46 states and the District of Columbia in which it is currently authorized to issue surety insurance. In addition, we have previously made investments in several commercial real estate management services businesses and in late December 2017 we invested $10 million in Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Florida, Texas, Georgia, Colorado and the greater northern Virginia and Maryland areas.

In each of our businesses, we hope to expand our geographic reach and to develop a low cost advantage and/or brand name for our services which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, businesses and individuals required to provide surety bonds in connection with their work for government agencies and others, and to meet regulatory licensing and other needs. Our plan is to expand our insurance offerings and underwriting in all 50 states and the District of Columbia. In outdoor billboards, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to continue to make additional investments in real estate management service businesses. In the future, we expect to expand the range of services we provide in each of these sectors and to possibly consider acquisitions and investments in other businesses in different sectors. Our decision to expand outside of these current business sectors we serve will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed.

Although several large companies control a majority of the outdoor billboard market, industry reports estimate that there are a large number of other smaller independent companies servicing the remainder of the market. In the surety industry, total industry direct-written premiums are estimated to have reached $6.1 billion in 2017. While the top 10 surety insurance companies were estimated to write approximately the majority of all premiums, there were approximately 206 insurers issuing surety bonds in 2017.

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

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues primarily through billboard advertising and related services and from the sale of surety insurance and related brokerage activities. Revenue for outdoor advertising space rental is recognized on a straight-line basis over the term of the contract and advertising revenue is reported net of agency commissions. Payments received in advance of being earned are recorded as deferred revenue. In our surety insurance business, premiums written are recognized as revenues based on a pro rata daily calculation over the respective terms of the policies in-force. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in-force. In connection with our surety agency business, insurance commissions are earned on the policy effective date and are not subject to recapture.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.

The following is a comparison of our results of operations for the year ended December 31, 2017, which we refer to as “fiscal 2017,” compared to the year ended December 31, 2016 which we refer to as “fiscal 2016.” For fiscal 2017, operating results include the acquisitions of certain billboard operations which occurred during the first half of fiscal 2017. In addition, these results include our acquisition of a controlling interest in SCS, and the acquisition of each of SSS and Freestate, each of which was completed in the second half of fiscal 2017. Our results for fiscal 2016 include the financial and operating results of JAG, Inc. for the period from February 16, 2016 through December 31, 2016 and the financial and operating results of UC&S for the period from December 7 through December 31, 2016. Further, fiscal 2016 was the first year of our insurance operations, including the acquisition of UC&S in December 2016. Therefore, comparisons of our results for fiscal 2017 to fiscal 2016 may not be meaningful.

Revenues.  For fiscal 2017 and fiscal 2016, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2017		2016		2017 vs 2016
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	Variance

Revenues:
Billboard rentals	$5,265,746	58.4%	$3,163,534	82.3%	$2,102,212
Insurance commissions	1,586,200	17.6%	507,477	13.2%	1,078,723
Premiums earned	2,031,597	22.5%	155,783	4.1%	1,875,814
Investment and other income	130,802	1.5%	16,723	0.4%	114,079
Total Revenues	$9,014,345	100.0%	$3,843,517	100.0%	$5,170,828

●

We realized revenues of $9,014,345 during fiscal 2017, an increase of 134.5% over total revenues in fiscal 2016. Total revenues were driven by increases in both our billboard and insurance segments, primarily reflecting acquisitions completed in late fiscal 2016 and early fiscal 2017.

●

Billboard rentals increased 66.5%, reflecting the acquisition of billboards in early fiscal 2017, and the impact of a full year of operations for three billboard acquisitions completed during fiscal 2016.  We acquired certain billboards in fiscal 2017 and incurred delays in realizing revenues from certain of these billboards as national ad campaigns placed on these billboards terminated upon the sale.

●

Insurance commissions from our surety brokerage businesses increased by 212.6%, reflecting the completion of the acquisition of a majority stake in SCS and the acquisition of each of SSS and Freestate during fiscal 2017. Revenues during fiscal 2016 consisted of $507,477 in insurance commission revenues from Warnock, which we acquired in April 2016.

●

Premiums earned from our UC&S insurance subsidiary increased 1,204.1%, reflecting a full year of operations as contrasted to only one month of operations in fiscal 2016, as we acquired UC&S in December 2016. During fiscal 2017, we also increased the number of states in which UC&S may sell surety bonds from nine to 46 states and the District of Columbia.

●	Investment and other income increased to $130,802 in fiscal 2017 from $16,723 in fiscal 2016, reflecting investment and other income earned on securities held by our UC&S operations.

Expenses.  For fiscal 2017 and fiscal 2016, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Years Ended December 31,
	2017		2016		2017 vs 2016
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	Variance
Costs and Expenses:
Cost of billboard revenues	$2,690,538	29.9%	$1,140,663	29.7%	$1,549,875
Cost of insurance revenues	739,657	8.2	125,210	3.3	614,447
Employee costs	4,420,231	49.0	1,759,958	45.8	2,660,273
Professional fees	2,183,647	24.2	1,242,613	32.3	941,034
Depreciation	943,845	10.5	738,104	19.2	205,741
Amortization	2,410,081	26.7	899,037	23.4	1,511,044
General and administrative	1,889,531	21.0	788,462	20.5	1,101,069
Bad debt expense	147,172	1.6	28,682	0.8	118,490
Loss on assets retired	362,575	4.0	259,104	6.7	103,471
Total Costs and Expenses	$15,787,277	175.1%	$6,981,833	181.7%	$8,805,444

During fiscal 2017, we had costs and expenses of $15,787,277, as compared to total costs and expenses in fiscal 2016 of $6,981,833. Total costs and expenses as a percentage of revenues decreased to 175.1% in fiscal 2017 from 181.6% in fiscal 2016. Employee costs, amortization, cost of insurance revenues and bad debt expenses increased at a higher rate than revenues. Costs of billboard revenues and general and administrative expenses remained relatively constant. Professional fees and depreciation costs as a percentage of revenues decreased.

●

Cost of billboard revenues as a percentage of billboard revenues increased to 51.1% from 36.1% due to increased lease expense as we brought newly acquired billboards on line as well as increases in subcontracted services. The increased land lease costs are primarily due to us entering a larger market via the acquisition of structures.

●

Cost of insurance revenues in fiscal 2017 consisted primarily of commissions paid by Warnock and UC&S and from the cost of commissions paid in connection with additional insurance brokerages acquired during the second half of fiscal 2017. Due to these acquisitions, the cost of insurance revenues increased by 490.7% overall. These costs as a percentage of insurance commission revenues and premiums earned, increased to 20.4% in fiscal 2017 from 18.9% in fiscal 2016.

●

Total employee costs increased to $4,420,231 in fiscal 2017 from $1,759,958 in fiscal 2016. Employee costs as a percentage of revenues increased to 49.0% in fiscal 2017 from 45.8% in fiscal 2016. This increase was due primarily to increased staffing levels in our insurance operations, which increased from $591,525 in fiscal 2016 to $2,749,390 in fiscal 2017, an increase of 365%, reflecting increased headcount in both our brokerage employees as a result of the acquisitions and increased staffing to meet future anticipated demand for our UC&S operations as we expand the states in which we are licensed to issue surety insurance policies, and as we add senior personnel and other personnel in technology and finance roles.

●

Professional fees in fiscal 2017 were $2,183,647, or 24.2% of total revenues, as compared to $1,242,613, or 32.3% of total revenues in fiscal 2016. Professional fees increased in fiscal 2017, primarily due to legal, accounting and audit expenses, including professional fees associated with a number of acquisitions in fiscal 2017, and consulting fees. In addition, we incurred state filing fees and other expenses associated with our applications for UC&S to issue insurance in all 50 states.

●

In fiscal 2017, depreciation expense totaled $943,845, or 10.5% of total revenues as contrasted to $738,104, or 19.2% of total revenues in fiscal 2016. The increase in depreciation expense was primarily associated with the addition of billboards acquired, primarily in the early fiscal 2017 billboard asset purchases.

●

Amortization expense in fiscal 2017 increased to $2,410,081, or 26.7% of revenues, as contrasted to $899,037, or 23.4% of total revenues in fiscal 2016. The increase in amortization expense was primarily associated with the acquisition of UC&S in December 2016, the acquisitions of billboard assets in fiscal 2017, the acquisition of SSS and Freestate and the acquisition of a controlling stake in SCS in 2017.

●

General and administrative expenses as a percentage of revenues stayed relatively constant at 21.0% in fiscal 2017 as contrasted to 20.5% in fiscal 2016. These expenses increased in fiscal 2017 by $1,101,069, primarily associated with rent and utilities, advertising expenses, professional liability insurance for our brokerage services, travel and marketing expenses. All of these expenses increased as we grew our operations and acquired related businesses.

●

We also recognized a loss of $362,575 in fiscal 2017 in connection with three digital billboards which required replacement ahead of schedule, the sale of vehicles and equipment acquired from JAG, Inc., and the removal of a few billboard structures. We also incurred a loss of $259,104 in fiscal 2016 on retired assets associated with the replacement of a number of digital billboards which had not been fully depreciated at the time of replacement.

Net Loss from Operations.  As a result of our expenses associated with expanding our business operations, professional fees, and amortization, net loss from operations for fiscal 2017 was $6,772,932, or 75.1% of total revenues. In contrast, net loss from operations for fiscal 2016 was $3,138,316, or 81.7% of total revenues. The improvement in net loss from operations as a percentage of revenue was primarily due to increased revenues, offset by an increase in costs of sales and employee costs as we increased our personnel and increases in amortization expense associated with acquisitions. The improvement in net loss from operations as a percentage of revenues was also aided by decreases in depreciation and professional fees as a percentage of revenues.

Other Income (Expense). In fiscal 2017, we had a gain of $301,730 (or 3.3% of total revenues) from unrealized gains in securities of $132,191, earnings in our real estate investments of $73,760 and interest income of $95,779, which was offset by interest expense of $8,255. During fiscal 2016, we had a loss of $27,261 from our interests in certain real estate ventures. We also incurred interest expense of $7,798 in fiscal 2016.

Net Loss Attributable to Common Stockholders.  We had a net loss attributable to common stockholders in the amount of $6,467,910 in fiscal 2017, as contrasted to a net loss attributable to common stockholders of $3,173,375 during fiscal 2016.  Our loss on a per share basis in fiscal 2017 was $0.60, based on 10,817,198 weighted average shares outstanding as compared to a per share loss of $0.53, based on 6,043,571 weighted average shares outstanding in fiscal 2016. The increase in weighted average shares outstanding reflects the 7,465,342 shares issued in our June 2017 public offering

The following reports results for the following two segments in which we operate: insurance and billboards:

Results of Billboard Operations

	For the Years Ended December 31,
	2017	2016
Operating Revenues
Billboard rentals	$5,265,746	$3,163,534
Total operating revenues	5,265,746	3,163,534
Cost of Revenues
Ground rents	1,407,077	546,884
Utilities	308,687	167,819
Commissions paid	308,207	116,130
Other costs of revenues	666,567	309,830
Total cost of revenues	2,690,538	1,140,663
Gross margin	2,575,208	2,022,871
Other Operating Expenses
Employee costs	1,264,553	857,402
Professional fees	287,069	177,075
Depreciation	928,637	733,178
Amortization	1,489,793	783,426
General and administrative	541,282	332,210
Loss on asset retirement	362,575	259,104
Bad debt	147,172	28,577
Total expenses	5,021,081	3,170,972
Segment Loss from Operations	(2,445,873)	(1,148,101)
Interest income (expense)	25	(19)
Net Loss Attributable to Common Stockholders	$(2,445,848)	$(1,148,120)

Comparison of Fiscal 2017 to Fiscal 2016. Net loss from operations for this segment increased due primarily to the following:

●	Increased rental costs associated with the acquisition of additional billboards, including the acquisitions of certain billboards in larger population centers where lease costs are higher, resulting in lower gross margins. We had acquired certain billboards which had been previously leased out under national advertising contracts, which terminated when we acquired the billboards. As a result, we incurred material fixed land lease costs while these billboards were underutilized following the acquisition.

●	Higher amortization expense, primarily associated with the acquisition of billboards in early 2017 and a full year of amortization expense for the billboards acquired in 2016.

●	Employee expenses, professional fees and general and administrative costs increased but remained relatively constant as a percentage of revenues.

The decrease in income from operations was partially offset by higher revenues primarily associated with the acquisition of additional billboards in 2017 and decreases in depreciation as a percentage of revenues.

Results of Insurance Operations

	For the Years Ended December 31,
	2017	2016
Operating Revenues
Premiums earned	$2,031,597	$155,783
Insurance commissions	1,586,200	507,477
Investment and other income	130,802	16,724
Total operating revenues	3,748,599	679,983
Cost of Revenues
Commissions	618,284	74,432
Taxes – premium excise	107,203	14,921
Losses and loss adjustment expense	14,170	35,857
Total cost of revenues	739,657	125,210
Gross margin	3,008,942	554,773
Other Operating Expenses
Employee costs	2,749,390	591,525
Professional fees	903,947	141,231
Depreciation	15,208	4,926
Amortization	920,288	115,611
General and administrative	1,074,844	255,230
Total expenses	5,663,677	1,108,523
Segment Loss from Operations	(2,654,735)	(553,750)
Noncontrolling interest in subsidiary loss	11,547	-
Interest expense	(7,853)	(4,936)
Net Loss Attributable to Common Stockholders	$(2,651,041)	$(558,686)

Comparison of Fiscal 2017 to Fiscal 2016. Income from operations for this segment decreased due primarily to the following:

●

Higher employee expenses reflecting a full year of operations for each of UC&S and Warnock and the acquisition of a majority stake in SCS and the acquisitions of SSS and Freestate in the second half of 2017. In addition, significant overhead was added to GIG generally in the areas of accounting controls and information technology staffing.

●	Increased professional fees associated with these acquisitions and the costs incurred in expanding the number of states in which UC&S may issue insurance from nine to 46.

●	Higher amortization expense, primarily associated with the impact of a full year of operations for UC&S.

●	Increased general and administrative expenses associated with these expanding operations.

The decrease in income from operations was partially offset by higher revenues associated with a full year of operations for each of UC&S and Warnock and, to a lesser extent, revenues from SCS, SSS and Freestate following their acquisition in the second half of 2017.

Cash Flows

Cash Flows for Fiscal 2017 compared to Fiscal 2016. The table below summarizes our cash flows, in dollars, for fiscal 2017 and fiscal 2016:

	2017	2016
Net cash used in operating activities	$(3,245,939)	$(1,482,311)
Net cash used in investing activities	(110,912,801)	(23,903,098)
Net cash provided by financing activities	91,432,110	41,761,318

Net (decrease) increase in cash	$(22,726,630)	$16,375,909

Net Cash Used in Operating Activities. Net cash used in operating activities in fiscal 2017 was cash outflow of $3,245,939 as compared with cash outflow of $1,482,311 in fiscal 2016. The increase in operating cash outflows was primarily attributable to higher operating expenses (excluding depreciation and amortization) as we seek to grow our billboard and insurance businesses, as well as an increased use of working capital.

Net Cash Used in Investing Activities.  Net cash used in investing activities in fiscal 2017 was $110,912,801 as compared with $23,903,098 during fiscal 2016. This increase was primarily attributable to investing the proceeds from our 2017 public offering and much of our remaining cash in short-term treasury securities, and to a lesser extent to a reduction in business acquisitions during fiscal 2017 as compared to fiscal 2016, when we completed the acquisition of UC&S for $13,000,000 and when we paid a $2,950,000 deposit in connection with the acquisition of billboards from Clear Channel Outdoor, Inc., which was completed in fiscal 2017.

Net Cash Provided by Financing Activities. Net cash from financing activities in fiscal 2017 was $91,432,110, reflecting the receipt of the net proceeds from the June 2017 public offering. Net cash provided by financing activities in fiscal 2016 was $41,761,318, reflecting the sale of our Class A common stock to investors in a private placement.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, and minority investments in several real estate management entities and a builder of residential homes. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows. We currently expect to finance any future acquisition with cash and seller or third party financing. In the future, we may satisfy a portion of the purchase price for a property with our equity securities.

At December 31, 2017, we had $6,838,345 in unrestricted cash and $84,760,104 in short-term treasuries and certificates of deposit. There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth.

In February 2018, we announced the entry into a Class A Common Stock Purchase Agreement relating to the issuance and sale to of up to $150,000,000 of our unregistered Class A common stock. Under the 2018 private placement, all shares will be sold at $23.30, a slight premium to the $23.29 closing price of the Class A common stock on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018.  3,300,000 shares were issued in the initial closing, which occurred on March 6, 2018, resulting in gross proceeds to us of $76,890,000. The remaining 3,137,768 shares are expected to be issued following expiration of any potentially applicable regulatory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and the authorization of an increase to the number of the Company’s authorized shares of Class A common stock by the Company’s stockholders at a special meeting of stockholders scheduled to be held on May 4, 2018. The second tranche of this financing is expected to close in May 2018.

Also in February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Sales of our Class A common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to Cowen with respect to certain liabilities, including liabilities under the Securities Act or the Exchange Act.   In early March 2018, Cowen sold an aggregate of 521,690 shares of our Class A common stock under this “at the market” offering, resulting in net proceeds to us of $11,222,885. Until such time as our stockholders elect to authorize additional shares of our Class A common stock, which is currently anticipated to occur in May 2018, Cowen will be limited to 478,310 shares of our Class A common stock available to sell in the “at the market” offering.

We believe that our existing cash and short-term investments, the proceeds from the 2017 public offering, the funds received to date from the 2018 private placement and the “at the market” offering, as well as anticipated funds from the second tranche of the 2018 private placement and additional funds we may receive in the “at the market” offering, will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. We also expect that we will have access to adequate cash to continue the implementation of our strategy at least over the next 12 months to grow through additional acquisitions and the expansion of our existing insurance activities.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

In the notes accompanying the consolidated financial statements, we describe the significant accounting policies used in the preparation of our consolidated financial statements. We believe that the following represent the most significant estimates and management judgments used in preparing the consolidated financial statements.

Revenue Recognition

Billboard Rentals. We generate revenue from outdoor advertising through the leasing of billboards. The terms of the operating agreements range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue.

Insurance Premiums and Commissions. Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded are netted against premiums written.

We generate revenue from commissions on surety bond sales. The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds. Commissions are non-refundable and earned as of the policy effective date.

Accounts Receivable

Billboard Rentals.  Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts. We evaluate the collectability of our accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions.

Insurance.  Accounts receivable consists of premiums on contract bonds and anticipated salvage. All of the receivables have payment terms of less than twelve months and arise from the sales of contract surety bonds. Receivables for contract bonds that are outstanding for more than ninety days are fully reserved.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from two years to fifteen years as follows:

Structures (in years)		15
Digital displays and electrical (in years)	3	to	10
Static and tri-vision displays (in years)	7	to	15
Vehicles, equipment, and furniture (in years)	2	to	5

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

Property and equipment is reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be fully recoverable. The period over which property and equipment is expected to contribute directly to future cash flows is evaluated against our historical experience. Impairment losses are recognized only if the carrying amount exceeds its fair value.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two years and 50 years as follows:

Customer relationships (in years)	2	to	3
Permits, licenses, and lease acquisition costs (in years)	10	to	50
Noncompetition and non-solicitation agreements (in years)	2	to	5
Technology, trade names, and trademarks (in years)	2	to	3
Site location (in years)			15

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

We have acquired goodwill related to our various business acquisitions. Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill, by reporting unit, is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. For our annual review, we employ a third party valuation expert. Factors considered in the annual evaluation include deterioration in economic conditions (both macro and geographic), limitations on accessing capital, and market value of our company. Industry and market conditions such as changes in competition, the general state of the industry, regulatory and political developments, and changes in market multiples are additional components of the valuation. Changes in key personnel, strategy, and customer retention are also reviewed. We perform a qualitative assessment in order to determine the necessity for the performance of a quantitative impairment test. Impairment losses are recognized only if the carrying amount of the reporting unit exceeds its fair value.

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

In February 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income.  Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative.  For our equity investments of less than 5% in private companies, we have elected to adopt the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  We will adopt the provisions of ASU No. 2016-01 on January 1, 2018.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2017, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Recently Issued Accounting Pronouncements

 From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or other standard setting bodies, which are adopted by us as of the specified effective date. Unless otherwise discussed, the Company’s management believes the impact of recently issued standards not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. See Note 2 to these consolidated financial statements for a detailed discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth below beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures are not effective due to material weakness in internal control over financial reporting as of December 31, 2017 for the reasons discussed below.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we determined that we lacked adequate internal control due to several factors, including the lack of independent directors, the lack of an independent audit committee and lack a formal risk assessment process and monitoring structure.  In 2017, we established an independent audit committee and appointed independent directors, all of whom serve on our Audit and Risk Committee.  We have also taken significant steps to improve our risk assessment process and monitoring structure.  We have added significant accounting supervisors in our billboard and insurance operations and retained an outside consulting firm in the spring of 2017 to assist us in designing and implementing steps to maintain adequate internal controls.  Although, as discussed below, this work is not completed, we expect to have this work significantly completed by September 30, 2018.

In order to remedy our ineffective disclosure controls and procedures, we intend to implement further new processes and procedures to clarify internal reporting channels to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to management, including our principle executive officers and our principle financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the identified material weakness, management, our principal executive officers, and our principal financial and accounting officer, believe the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth in COSO 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Management has identified deficiencies in internal controls over financial reporting in both the information technology general control, which we refer to as “ITGC,” environment and transaction level controls primarily related to the revenue recognition and expenditures processes at the subsidiary level.

ITGCs.  Our review of the significant information processing environments and the internal controls over financial reporting for critical systems identified an overall significant deficiency for the ITGC environment. An evaluation of the ITGC environment was completed in fiscal year 2017 to ensure that controls were properly designed and were consistently being applied to address financial reporting risks related to automated procedures and processes dependent upon information technology functionality. We noted that the controls over ITGC had not been adequately designed and implemented to achieve the objectives defined to address risk over critical functionality as it applies to the underlying systems and automated controls.  Due to the fact that ITGCs are the pervasive controls that support the Company’s systems and they provide the foundation upon which business processes rely, an ineffective design of the overall ITGC environment cannot provide support to achieve the objectives of internal controls over financial reporting.

Financial Controls.  The Company has continued to evolve during the fiscal year 2017 time period.  Management and entity level controls are well designed and executed.  The transactional level controls at the locations are still in the process of being formalized due to process changes and additions at the subsidiary level.  Management noted a significant deficiency derived from the combination of deficiencies due to:

●	the necessary formalization of evidence of approval for certain expenditure transactions;

●	revisions to subsidiaries’ processes throughout the current year due to acquisitions and implementation of new systems; and

●	purchase price accounting related to non-controlling interests.

Management feels that the combination of the significant deficiencies as described above constitute a material weakness for the Company.  Because of this material weakness, our management believes that as of December 31, 2017, our internal controls over financial reporting are not effective.

Remediation Efforts—Prior Reported Issue. In prior quarters, we reported that a lack of a formal risk assessment process and monitoring structure raised a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting. We believe in this instance that the issue has been remediated during the fiscal year ended December 31, 2017.

Remediation Efforts—Material Weakness Assessment. Relating to our current view that internal control over financial reporting is not effective for the other reasons noted above at year end, we have taken a number of steps to address this potential area of risk.

With oversight from the Audit and Risk Committee, our management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

●	Assign process owners to ensure that controls are adequately evaluated and the design of controls appropriately address risk related to critical functionality.

●	Design and document standard policies and procedures of ITGC processes so as to provide a consistent application of the controls.

●	Further rationalize documented controls to ensure adequacy of risk mediation.

●

Increase testing of controls in areas deemed to be high risk in early stages of control testing to provide adequate time to remediate any findings that arise in the fiscal year ended December 31, 2018.

●	Continue expansion of qualified accounting personnel.

While management believes that it now has the requisite personnel to operate the controls as designed and maintain internal control over financial reporting, the controls as described above have not had sufficient time for management to conclude that they are operating effectively. Therefore, the material weakness reported will continue to exist until the aforementioned controls have had sufficient time for management to conclude that they are operating effectively.

Notwithstanding the assessment that our internal control over financial reporting is not effective and that there was a material weakness as identified in this report, based on our recent actions and the post-closing procedures performed, we believe that our financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2017, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Executive Officers and Directors. The following table lists the current members of our Board of Directors and our executive officers. The address for our directors and officers is c/o Boston Omaha Corporation, 1411 Harney Street, Suite 200, Omaha, Nebraska 68102.

Name	Age	Position(s)	(1)	(2)	(3)

Alex B. Rozek	39	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Adam K. Peterson	36	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Joshua P. Weisenburger	34	Chief Financial Officer, Secretary, and Treasurer

James A. McLaughlin	68	President of Link Media Holdings, LLC

Michael J. Scholl	50	President of General Indemnity Group, LLC

Bradford B. Briner	41	Director	X	X	X

Brendan J. Keating	36	Director

Frank H. Kenan II	36	Director	X	X	X

Vishnu Srinivasan	39	Director	X	X	X

(1) Member of Audit and Risk Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

Each executive officer is elected or appointed by, and serves at the discretion of, our Board of Directors. The elected officers of the Company will hold office until their successors are duly elected and qualified, or until their earlier resignation or removal.

Alex B. Rozek, age 39, has been Co-Chairperson of our Board of Directors, Co-Chief Executive Officer and President since February 12, 2015, when he became a member of our Board of Directors.  Since July 2007, Mr. Rozek has served as the Manager of Boulderado Group, LLC, which is the investment manager of Boulderado Partners, LLC, a private investment partnership.  Since February 2018, Boulderado Group, LLC is also the investment manager of Boulderado BOC, LP. From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group.  Mr. Rozek graduated with a B.S.in Biology and a Minor in Chemistry from the University of North Carolina.  Our Board has determined that Mr. Rozek’s 14 years’ experience in investments and financial analysis qualifies him to be a member of the Board in light of the Company’s business and structure.

Adam K. Peterson, age 36, has been Co-Chairperson of our Board of Directors since February 12, 2015, when he became a member of our Board of Directors, and has been President since December 2017. Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP, Magnolia BOC I, LP, and Magnolia BOC II, LP.  Since June 2017, Mr. Peterson has served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market.  Since May 2016, Mr. Peterson has served as a Director for Brampton Brick Ltd., a publicly traded Canadian company traded on the Toronto Stock Exchange.  From November 2005 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities.  From May 2004 through June 2006, Mr. Peterson was a financial analyst for Kiewit Corporation.  Mr. Peterson graduated with a B.S. in Finance from Creighton University.  Our Board has determined that Mr. Peterson’s 13 years’ experience in investments and financial analysis qualifies him to be a member of the Board in light of the Company’s business and structure.

Joshua P. Weisenburger, age 34, has served as our Chief Financial Officer, Secretary and Treasurer since June 2017. Mr. Weisenburger has also served as our Chief Accounting Officer and our Controller.  From July 2011 through June 2016, Mr. Weisenburger was employed by Ecolab, Inc. a global leader in water, hygiene and energy technologies and services.  At Ecolab, Mr. Weisenburger served first as a finance manager and then as a finance controller throughout various divisions within the company.  Prior to his time at Ecolab, Mr. Weisenburger was employed from June 2005 through August 2009 by Kiewit Corporation, a construction, engineering and mining services company, and held several different treasury roles.  Mr. Weisenburger graduated with a B.S. in Finance from Creighton University and an MBA from the University of Minnesota - Carlson School of Management.

James A. McLaughlin, age 68, has served as President of Link Media Holdings, LLC, a subsidiary of the Company, since March 2017. From October 2013 through October 2016, Mr. McLaughlin serves as President and Chief Executive Officer of Signal Holdings, LLC, the owner of Signal Outdoor, LLC a leading operator of street furniture and transit assets primarily located on the east coast of the US. From June 2004 through June 2012, Mr. McLaughlin served as President and Chief Executive Officer of Olympus Media, LLC, a private equity backed operator of billboards. Mr. McLaughlin has held senior management positions at other outdoor advertising businesses since 1974. Mr. McLaughlin attended West Virginia University.

 Michael J. Scholl, age 50, has served as President of General Indemnity Group LLC, a subsidiary of the Company, since October 2015. From May 2013 through October 2015, Mr. Scholl served as Senior Vice President for Allied Public Risk, a division of Aegis General Insurance Agency, which provides customized insurance products for public entity pools, cities, counties, schools and special service districts.  From November 2013 through May 2014, he served as Chief Operating Officer for American Public Risk, when its business was moved to Allied Public Risk. From November 2009 through October 2013, Mr. Scholl served as Vice President of Business and Product Development at the Argonaut Group.  He also served as Vice President for its Commercial Deposit Insurance Agency subsidiary, a direct provider of cyber-security and crime insurance, from August 2012 through September 2013.  From 1992 through November 2009, Mr. Scholl has held various positions as an actuary and in management at several different insurance firms.  Mr. Scholl is a credentialed actuary, and holds both a B.S. in Statistics, and a B.A. in Business (Economics) from the University of Miami and an M.S. in Statistics from Purdue University.

Bradford B. Briner, age 41, has served as a member of our Board of Directors since April 2016.  Mr. Briner is also a member of our Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Mr. Briner joined Willett Advisors in 2012 and is the Co-Chief Investment Officer.  Willett is the investment management arm of the Bloomberg Family and for the Bloomberg Philanthropies.  Previously, Mr. Briner was the Managing Director of Private Investments for Morgan Creek Capital, a $10 billion fund of funds that he co-founded in 2004.  Mr. Briner graduated from the University of North Carolina at Chapel Hill as a Morehead Scholar with a degree in economics with distinction.  Mr. Briner also received an MBA with distinction from Harvard Business School.  Our Board has determined that Mr. Briner’s 19 years’ experience in real estate, investment and management services qualifies him to be a member of the Board in light of the Company’s business and structure.

Brendan J. Keating, age 36, has since August 2015 been Manager and CEO of Logic Real Estate Companies, LLC, a company based in Las Vegas, Nevada and formed in 2015 which provides commercial property brokerage and property management services. A trust controlled by members of Mr. Keating’s family owns a majority of the membership interest in Logic Real Estate Companies, LLC.  From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.  Our Board has determined that Mr. Keating’s 13 years’ experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board in light of the Company’s business and structure.

Frank H. Kenan II, age 36, has served as a member of our Board since June 2017. Mr. Kenan is also a member of our Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Since August 2014, Mr. Kenan has served as the Co-Founder and Principal of KD Capital Management, LLC. From September 2011 to December 2014, Mr. Kenan served as an Investment Analyst at Boulderado Group, LLC. From January 2006 to January 2008, Mr. Kenan served as a Development Associate at Edens & Avant. From May 2005 to January 2006, Mr. Kenan served as an Analyst at Vivum Group. Mr. Kenan currently serves as a member of the Board of Directors of the Cougar Club of the College of Charleston, a 501(c)(3) non-profit organization that serves as the fundraising arm for the College of Charleston Athletic Department. Mr. Kenan holds a B.S. from the College of Charleston and an M.B.A. from the University of North Carolina at Chapel Hill – Kenan-Flagler Business School. Our Board has determined that Mr. Kenan’s 13 years’ experience in in investments and financial analysis qualifies him to be a member of the Board in light of the Company’s business and structure.

Vishnu Srinivasan, age 39, has served as a member of our Board since June 2017. Mr. Srinivasan is also a member of our Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Since November 2012, Mr. Srinivasan has been a Director at Ganesh Investments, L.L.C., focused on public and private equity investments. Ganesh Investments provides investment advisory services to members of the Pritzker family and their charitable foundations. From November 2009 to October 2012, Mr. Srinivasan was an Analyst at Alyeska Investment Group, a long/short hedge fund. From August 2002 until October 2009, Mr. Srinivasan was a Principal and held various other roles at Berkshire Partners, a private equity fund. Mr. Srinivasan graduated summa cum laude from the Wharton School at the University of Pennsylvania with a degree in economics. Mr. Srinivasan also received an MBA from Harvard Business School. Our Board has determined that Mr. Srinivasan’s 16 years’ experience in public and private equity, investment and management services qualifies him to be a member of the Board in light of the Company’s business and structure.

Board of Directors

Family Relationships. None of our officers or directors has any family relationship with any other director or officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Board Composition. The number of directors of the Company is established by the Board in accordance with the Company’s bylaws. The directors are elected at the annual meeting of stockholders and shall hold office until each director’s successor is elected and qualified, unless sooner displaced.

The Company’s certificate of incorporation and bylaws provide that the authorized number of directors may be determined by resolution of the Board of Directors or by the stockholders at the annual meeting, at any special meeting of stockholders, or by written consent in lieu of an annual or special meeting of the stockholders. The Company’s certificate of incorporation and bylaws also provide that vacancies and newly created directorships may be filled by a majority of the directors then in office and that directors may be removed, with or without cause, by the holders of capital stock representing a majority in voting power of the shares then entitled to vote at an election of directors, unless otherwise specified by law or the certificate of incorporation. The certificate of incorporation provides that two of the directors are elected solely by the holders of Class B common stock.

Members of the Board discussed various business matters informally on numerous occasions throughout the year. There were two telephonic Board meetings and six unanimous written consents of directors in lieu of meetings. All current directors attended 100% of the meetings of our Board. Independent directors endeavor to meet on a regular basis as often as necessary to fulfill their responsibilities. All members of the Board attended the 2017 Annual Meeting of Stockholders of Boston Omaha Corporation.

Our Board of Directors currently has six members, including three independent directors. Messrs. Peterson and Rozek are designated by MCF and BP, and Mr. Keating is affiliated with Logic, in which the Company has a 30% interest, and therefore none of Messrs. Peterson, Rozek, or Keating are considered independent. Other than members elected by the holders of our Class B common stock, members of the Board of Directors are elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.  Under the terms of our certificate of incorporation, the holders of our Class B common stock elect two members to our Board of Directors, which members currently are Mr. Rozek and Mr. Peterson.

Director Independence. The Company’s Class A common stock is listed on the NASDAQ Capital Market stock exchange and we are considered a “controlled company” pursuant to NASDAQ rules. The Board considers the status of its members pursuant to the independence requirements set forth in the applicable NASDAQ rules and applicable federal securities laws. Our Board of Directors has affirmatively determined that each of Bradford B. Briner, Frank H. Kenan II, and Vishnu Srinivasan is an independent director under the applicable rules of NASDAQ and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. As of December 31, 2017, the members of the Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and applicable NASDAQ listing requirements.

Controlled Company. Entities managed by Magnolia and Boulderado control a majority of our outstanding Class A common stock and Class B Common Stock, voting as a single class. As a result, we currently qualify as a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including:

●	the requirement that a majority of the Board of Directors consist of independent directors;

●

the requirement that we have director nominees selected or recommended for the Board’s selection, either by a majority vote of only the independent directors or by a nominations committee comprised solely of independent directors, with a written charter or board resolution addressing the nominations process; and

●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently utilize some of these exemptions and expect to continue to use these exemptions for as long as they are applicable. As a result, we may not have a majority of independent directors and our Nominating and Corporate Governance and Compensation Committees may not consist entirely of independent directors. Accordingly, stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

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

Board Leadership Structure. Our Board of Directors does not have a formal policy on whether the roles of Co-Chief Executive Officers and Co-Chairmen of the Board of Directors should be separate. However, Messrs. Rozek and Peterson currently serve as both Co-Chief Executive Officers and Co-Chairman. Our Board of Directors has considered its leadership structure and believes at this time that the Company and its stockholders are best served by having both persons serve in both positions. Combining the roles fosters accountability, effective decision-making and alignment between interests of our Board of Directors and management. Our Board currently has no lead independent director.

Our Board of Directors expects to periodically review its leadership structure to ensure that it continues to meet the Company’s needs.

Role of Board in Risk Oversight. While the full Board of Directors has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our Audit and Risk Committee oversees management of enterprise risks as well as financial risks. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our Nominating and Corporate Governance Committee works together with our Audit and Risk Committee and they are responsible for overseeing the management of compliance and regulatory risks facing the Company and risks associated with business conduct and ethics. Our Nominating and Corporate Governance Committee also oversees risks associated with corporate governance. Pursuant to our Board of Directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full Board of Directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board of Directors and its committees.

Committees and Director Selection. Our Board of Directors has assigned certain of its responsibilities to permanent committees consisting of Board members appointed by it.

Our Audit and Risk Committee consists of Bradford B. Briner, Frank H. Kenan II, and Vishnu Srinivasan, with Mr. Briner serving as chair of the committee. The Audit and Risk Committee assists the Board of Directors in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. The Audit and Risk Committee was formed in June 2017, and held two meetings during fiscal 2017. The Board has determined that each of the members of the Audit and Risk Committee meets the criteria for independence under the applicable listing standards of NASDAQ, and that, due to his experience as described in the section entitled “Executive Officers and Directors,” Mr. Briner also qualifies as an “audit committee financial expert” and “independent” as defined by the applicable rules adopted by the SEC and NASDAQ. Our Board of Directors has adopted a written charter under which the Audit and Risk Committee operates. A copy of the Audit and Risk Committee charter is available on our website at http://www.bostonomaha.com/documents/81/1bc381bf3541d2da6b7c080b1ee114ec.pdf.

Our Compensation Committee consists of Bradford B. Briner, Frank H. Kenan II, and Vishnu Srinivasan, with Mr. Briner serving as chair of the committee. The Compensation Committee of the Board of Directors is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers and evaluate our executive officers’ performance and advise on salary, bonus and other incentive and equity compensation. The Compensation Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. In 2017, no compensation consultant was engaged for employee or executive compensation. The Compensation Committee was created in June 2017 and acted by unanimous written consent twice during fiscal 2017. The Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the applicable NASDAQ listing standards. A copy of the Compensation Committee charter is available on our website at http://www.bostonomaha.com/documents/81/d636071762fda9fcadbd82bc7cca4b92.pdf.

Our Nominating and Corporate Governance Committee consists of Bradford B. Briner, Frank H. Kenan II, and Vishnu Srinivasan, with Mr. Briner serving as chair of the committee. The Nominating and Corporate Governance Committee is primarily concerned with identifying individuals qualified to become members of our Board of Directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our Board of Directors and the development of our corporate governance guidelines and principles. The Nominating and Corporate Governance Committee was created in June 2017 and had no formal meetings or actions by unanimous written consent in fiscal 2017. A copy of the Nominating and Corporate Governance Committee charter is available on our website at http://www.bostonomaha.com/documents/81/0f0db6ab6083bb4fc913fcbbb592f366.pdf.

The Company’s Nominating and Corporate Governance Committee identifies individuals qualified to become members of our Board of Directors through recommendations from members of the Committee and other Board members and executive officers of the Company and will consider candidates who are recommended by stockholders, as described below. Although the Board does not have a formal diversity policy, the Nominating and Corporate Governance Committee and the Board will consider such factors as it deems appropriate to assist in developing a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors. These factors focus on skills, expertise or background and may include decision-making ability, judgment, personal integrity and reputation, experience with businesses and other organizations of comparable size, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

On June 5, 2017, we amended and restated our bylaws, which we refer to as the “Amended and Restated Bylaws,” providing for advance notice requirements for stockholder proposals at meetings and ownership thresholds for certain control group nominations and actions. Prior to June 5, 2017, we did not have a policy that permitted stockholders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors.

Pursuant to the Amended and Restated Bylaws, a stockholder who, in accordance with Rule 14a-8, under the Exchange Act, wants to present a proposal for inclusion in the Company’s proxy statement and proxy card relating to either the Company’s annual stockholders’ meeting or a special stockholders’ meeting must submit the proposal to the Company and, pursuant to Article I, Sections 2 and 3 of our Amended and Restated Bylaws, the notice of the proposal must be delivered to or mailed and received at the principal executive offices of the Company (i) not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day in advance of the anniversary of the previous year’s annual meeting if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year’s annual meeting or not later than 70 days after the anniversary of the previous year’s annual meeting; and (ii) with respect to any other annual meeting of stockholders, no later than the close of business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. Therefore, any notice intended to be given by a stockholder with respect to the Company’s 2018 Annual Meeting of Stockholders pursuant to our Amended and Restated Bylaws must be received at our principal executive office no earlier than June 8, 2018 and no later than the close of business on July 9, 2018. However, if the date of our 2018 Annual Meeting of Stockholders occurs more than 30 days before or 70 days after the anniversary of the 2017 Annual Meeting of Stockholders, a stockholder notice will be timely if it is received at our principal executive office no later than the close on business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. To be in proper form, a stockholder’s notice must include the specified information concerning the stockholder and the business proposal or nominee, as described in Article I, Sections 2 and 3 of our Amended and Restated Bylaws.

All proposals must be mailed to the Company’s principal executive office, at the address stated herein, and should be directed to the attention of the Secretary of the Company.

The Nominating and Corporate Governance Committee will evaluate new director candidates in view of the criteria described above, as well as other factors the Committee deems to be relevant, through reviews of biographical and other information, input from others, including members of the Board and executive officers of the Company, and personal discussions with the candidate when warranted by the results of these other assessments. The Nominating and Corporate Governance Committee will evaluate any director candidates recommended by stockholders under the same process. In determining whether to recommend to the Board the nomination of a director who is a member of the Board, the Nominating and Corporate Governance Committee will review the Board performance of such director and solicit feedback about the director from other Board members.

Compensation of Directors. None of our Directors is compensated for his role as a Director of our Company. Each of Messrs. Rozek and Peterson receive compensation as officers of our Company.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website, www.bostonomaha.com. We will furnish to any person without charge, upon written request, a copy of our code of business conduct and ethics and requests may be directed to Co-Chief Executive Officer of Boston Omaha Corporation, 1411 Harney Street, Suite 200, Omaha, Nebraska 68102. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website as referenced above.

Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of NASDAQ, as applicable, that serve as a flexible framework within which our Board of Directors and its committees will operate. These guidelines cover a number of areas, including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agenda, roles of the Co-Chairman and Co-Chief Executive Officers, executive sessions, standing Board committees, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website, www.bostonomaha.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than five percent of any publicly traded class of the Company’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-five percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the executive officers, directors and securityholders required to file the same during the fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our principal executive officers and the two most highly compensated executive officers other than our principal executive officers for the Company’s last two completed fiscal years:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Alex B. Rozek	2017	$23,660	-	-	$23,660
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2016	$23,660	-	-	$23,660

Adam K. Peterson	2017	$23,660	-	-	$23,660
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2016	$23,660	-	-	$23,660

Joshua P. Weisenburger	2017	$164,091	$80,000	-	$244,091
Chief Financial Officer, Secretary, and Treasurer	2016	$77,424	-	-	$77,424

James A. McLaughlin	2017	$172,098	$80,000	-	$252,098
President of Link Media Holdings, LLC	2016	(1)	(1)	(1)	(1)

Michael J. Scholl	2017	$253,125	$50,000	-	$303,125
President of General Indemnity Group, LLC	2016	$250,000	-	-	$250,000

(1) James A. McLaughlin’s employment began in 2017.

Director and Officer Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards to directors or officers at December 31, 2017.  We do not currently have any equity incentive plans established and, as a result, none of our officers or directors is a party to any equity incentive plan.

Director Compensation

We reimburse all of our directors for reasonable travel and other expenses incurred in attending Board and committee meetings. No director currently receives compensation for serving as a director.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee members are Brad B. Briner, Frank H. Kenan II, and Vishnu Srinivasan, and none of the Compensation Committee members was, during the fiscal year, an officer or employee of the Company, or was formerly an officer of the Company. Except as described below, none of our executive officers serve as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.  An entity controlled by Mr. Keating serves as the Manager of Logic. Mr. Keating and Mr. Peterson serve as the Managers of The Aligned Group, LLC, which serves as the Manager of TAG.  None of the current members of the Compensation Committee of our Board has ever been an employee of the Company.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Rozek and Peterson Employment Agreements. On August 1, 2015, we entered into employment agreements with each of Alex B. Rozek and Adam K. Peterson. Mr. Rozek and Mr. Peterson each serve as a Co-Chief Executive Officer and as a Co-President. Each of the employment agreements has a one-year term, with automatic successive one-year renewal terms unless we or the executive decline to renew the agreement. Each of the employment agreements provides for a base salary at federal minimum wage per year through December 31, 2015, and an annualized base salary of $275,000 thereafter. However, each of these agreements has been amended to delay an increase in the base salary from federal minimum wage until such time as approved by the Compensation Committee. Each of the employment agreements also provides for certain severance payments to the executives in the event their employment is terminated by us without “cause” or if the executive terminates his employment for “good reason.”

Each of Messrs. Rozek and Peterson participate in a management incentive bonus plan, which we refer to as the “MIBP,” effective as of August 1, 2015, under which participants of such plan are eligible to receive cash bonus awards based on achievement by the Company of certain net growth target objectives. Each of Alex B. Rozek and Adam K. Peterson are eligible to participate in the management incentive bonus plan pursuant to their respective employment agreements. The management incentive bonus plan provides for a bonus pool, determined on an annual basis by the Compensation Committee of the Board of Directors, equal to up to 20% of the amount by which our stockholders’ equity for the applicable fiscal year (excluding increases or decreases in stockholders’ equity resulting from purchases or redemptions of our securities) exceeds 106% of our stockholders’ equity for the preceding fiscal year. On February 27, 2018, the Compensation Committee of the Board of Directors approved changes to the MIBP, effected through an amendment and restatement of the MIBP, including placing certain caps on the total payments under the MIBP through December 2032 and additional annual caps thereafter, as well as establishing a high water mark under the MIBP so that any decrease in book value in any prior year must be first recouped before the 6% hurdle test is applied. Previously, there were no caps on the amounts payable under the MIBP.

In the event that either Mr. Rozek or Mr. Peterson’s employment is terminated without cause or if either elects to terminate his employment for “Good Reason,” he is entitled to receive severance payments equal to the amounts which would have been payable to him under the MIBP if he had remained with us through the remainder of the fiscal year in which his employment terminated multiplied by a fraction equal to the number of days during the fiscal year that the executive remained employed by us divided by 365. If the executive becomes our full-time employee, severance payments also will include an amount equal to four months’ base salary for each full 12 month period the executive is employed by us commencing August 1, 2015, except that in no event shall severance payments exceed the then current base salary on a monthly basis multiplied by 12.

Scholl Employment Agreement. We previously had an employment agreement with Mr. Scholl that was entered into in October 2015. Upon the expiration of Mr. Scholl’s employment agreement, per its terms in October 2017, we entered into a new employment agreement with Mr. Scholl, effective November 1, 2017. The new employment agreement provided for an annual base salary of $275,000 and benefits in accordance with our standard benefits package. Similar to his previous employment agreement, Mr. Scholl’s new employment agreement also provides for an annual cash incentive bonus and a long term bonus plan. Under the annual cash incentive bonus, Mr. Scholl is entitled to receive an annual bonus in an amount equal to twelve and one-half percent (12.5%) of the difference, if any, between (x) the pre-tax earnings of GIG for the applicable calendar year (determined in accordance with U.S. generally accepted accounting principles) minus (y) an amount equal to ten percent (10%) of the Company’s average total equity for such calendar year, as calculated on a quarterly basis. Mr. Scholl is also eligible to receive a long-term cash bonus, the receipt of which is subject to vesting, which we refer to as the “Long Term Bonus.” The Long Term Bonus, if any, with respect to any particular calendar year will equal ten percent (10%) of the increase in book value for GIG based on pre-tax earnings commencing at the end of the calendar year following the year in which the Long Term Bonus was earned. The Long Term Bonus is reduced by any annual bonus paid to Mr. Scholl. If Mr. Scholl’s employment is terminated without cause, Mr. Scholl is entitled to an amount equal to the amount of base salary otherwise payable for a period of twelve (12) months following the effective date of such termination, payable over twelve (12) months in accordance with the Company’s customary payroll practices as well as all earned bonus payments, whether vested or unvested. Mr. Scholl’s new employment agreement also provides for certain increases to his base salary upon the occurrence of certain events, and for certain milestone achievement bonuses. Mr. Scholl’s new employment agreement was approved by the Compensation Committee.

McLaughlin Employment Agreement. On March 3, 2017, we hired James A. McLaughlin to serve as the President and Chief Executive Officer of our wholly-owned subsidiary Link Media Holdings, LLC. In connection with the employment of Mr. McLaughlin, Link Media Holdings, LLC and Mr. McLaughlin entered into an Executive Employment Agreement, pursuant to which Mr. McLaughlin will receive an annual base salary of $208,000, which may be incrementally increased up to $500,000 based upon the achievement of certain annual revenue thresholds for Link Media Holdings, LLC and its subsidiaries.  Mr. McLaughlin will be eligible for a fee of 0.5% in connection with the sourcing of certain acquisition targets. In addition, Mr. McLaughlin will be eligible to receive an annual incentive cash bonus equal to 25% of the increase in annual earnings against a defined baseline, which baseline shall be subject to a minimum threshold and shall be mutually revised to the extent that capital investments or acquisition activity impacts the earnings of Link Media Holdings, LLC (although the amount of such annual bonus for calendar year 2017 will be at the discretion of Link Media Holdings, LLC).  Further, Mr. McLaughlin will be eligible for a long-term incentive cash bonus based upon the achievement of certain earnings thresholds.  Mr. McLaughlin will also be eligible to participate in all customary employee benefit plans or programs adopted by Link Media Holdings, LLC from time to time and made generally available to similarly situated executive employees. Additionally, the Employment Agreement provides that Mr. McLaughlin’s employment with Link Media Holdings, LLC may be terminated by either party for any reason upon 30 days’ written notice.  In the event Mr. McLaughlin’s employment is terminated by Link Media Holdings, LLC without “Cause” or by Mr. McLaughlin for “Good Reason,” Mr. McLaughlin will be eligible to receive severance pay equal to twelve months’ base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 23, 2018 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of capital stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared under applicable law. MCF and BP each has warrants to purchase 52,778 shares of our Class B common stock, and all Class B common stock is convertible to Class A common stock at the option of the holder. Unless otherwise indicated, the address of each person named in the table is c/o Boston Omaha Corporation, 1411 Harney Street, Suite 200, Omaha, Nebraska 68102.

Name of Beneficial owner	Class A common stock		Class B common stock
	Shares	Percentage of Outstanding Class of Stock	Shares	Percentage of Outstanding Class of Stock	Percentage of Aggregate Voting Power of Class A common stock and Class B common stock (1)	Percentage of Aggregate Economic Interest of Class A common stock and Class B common stock (2)
Magnolia Capital Fund, L.P. (3)	7,355,161	42.94%	580,558	50%	45.79%	43.39%
Magnolia BOC I, LP	968,000	5.65%			3.37%	5.29%
Magnolia BOC II, LP (11)	682,000	3.98%			2.37%	3.73%
Boulderado Partners, LLC (4)	919,184	5.37%	580,558	50%	23.40%	8.20%
Boulderado BOC, LP	1,650,000	9.63%			5.74%	9.02%
Adam K. Peterson (3)(5)	9,005,161	52.57%	580,558	50%	51.53%	52.41%
Alex B. Rozek (4)(6)	2,850,462	16.64%	580,558	50%	30.12%	18.76%
Bradford B. Briner (7)	11,000	*			*	*
Brendan J. Keating (8)	75,800	*			*	*
Frank H. Kenan II (9)	96,758	*			*	*
Vishnu Srinivasan	7,000	*			*	*
James A. McLaughlin (10)	77,000	*			*	*
Michael J. Scholl	1,100	*			*	*
Joshua P. Weisenburger	1,700	*			*	*
All directors and officers as a group (9 persons)	12,125,981	70.79%	1,161,116	100%	82.59%	72.65%

_______________________

*	Less than 1%
(1)

The percent of Percentage of Aggregate Voting Power of Class A common stock and Class B common stock reflects that each share of Class B common stock has 10 votes for each share of Class A common stock and assumes all outstanding Class B common stock warrants are exercised.

(2)	The percent of aggregate economic interest is based on both our Class A common stock and Class B common stock combined. The Class B common stock converts to Class A common stock on a 1:1 basis.
(3)	Includes warrants to purchase 52,778 shares of our Class B common stock.
(4)	Includes warrants to purchase 52,778 shares of our Class B common stock.
(5)

Represents current amount of shares and warrants owned by Magnolia Capital Fund, LP. Mr. Peterson serves as the manager of The Magnolia Group, LLC, the general partner of Magnolia Capital Fund, LP. Also represents current amount of shares owned by Magnolia BOC I, LP and Magnolia BOC II, LP. Mr. Peterson serves as the manager of The Magnolia Group, LLC, the general partner of each of Magnolia BOC I, LP and Magnolia BOC II, LP.

(6)

Represents current amount of shares and warrants owned by Boulderado Partners, LLC and 281,278 current shares of Class A common stock held by trusts of which Mr. Rozek is the trustee and over which he has voting power, but as to which he disclaims beneficial ownership. Mr. Rozek serves as the manager of Boulderado Capital, LLC, the manager of Boulderado Partners, LLC. Also represents current amount of shares owned by Boulderado BOC, LP. Mr. Rozek serves as the manager of Boulderado Group, LLC, the general partner of Boulderado BOC, LP.

(7)	Represents 10,000 shares of Class A common stock held by a limited liability company of which Mr. Briner is the Managing Member and 1,000 shares of Class A common stock held by Mr. Briner.
(8)	Represents 35,000 shares of Class A common stock held by a trust established for the benefit of Mr. Keating and members of his family and 40,800 shares of Class A common stock held by Mr. Keating.
(9)

Represents shares of Class A common stock held by KD Capital, L.P., of which Mr. Kenan serves as a manager of and owns 50% of KD Capital Management, LLC, which is the general partner of KD Capital, L.P.

(10)	Represents shares of Class A common stock held by a trust of which Mr. McLaughlin is the trustee.
(11)	Shares held by MBOC II are voted by Magnolia at the direction of the limited partners.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at December 31, 2017.  We do not currently have any compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, and, as a result, none of our officers and directors is a party to any equity compensation or incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following discussion is a brief summary of certain material arrangements, agreements and transactions we have with related parties. It does not include all of the provisions of our material arrangements, agreements and transactions with related parties, does not purport to be complete and is qualified in its entirety by reference to the arrangements, agreements and transactions described. We enter into transactions with our stockholders and other entities owned by, or affiliated with, our direct and indirect stockholders in the ordinary course of business. These transactions include, among others, professional advisory, consulting and other corporate services.

On February 13, 2015, BP and MCF acquired from Richard Church, the former President and former sole member of our Board of Directors, approximately 95% of our then issued and outstanding shares. Mr. Church also sold to each of BP and MCF a 50% interest in a promissory note issued by us to Mr. Church in the principal amount of $298,224.  Mr. Church also conveyed to each of BP and MCF a 50% interest in another promissory note issued by us to Mr. Church in the principal amount of $100,000.  Finally, Mr. Church retained a non-recourse promissory note issued by Ananda Holding, LLC, our then wholly-owned subsidiary, in the principal amount of $135,494, which we refer to as the “Holding Note.”  These debt instruments, which in their principal amounts total $533,718, replaced all prior debt instruments issued by us to Mr. Church.

In addition to the two notes payable sold to BP and MCF in the aggregate original principal amounts of $100,000 and $298,224, on April 10, 2015, we issued notes payable to BP and MCF in the principal amount of $100,000 each, bearing interest at 5% per annum and due March 31, 2016. The notes were payable in cash or any or all of the promissory notes could be converted to shares of Class A common stock.  The conversion could not occur until we raised $1,000,000 in gross proceeds from one or a series of equity offerings.  The conversion price was to be equal to 80% of the price paid by investors in the financing for identical securities.  On June 19, 2015, BP and MCF converted their notes payable, together with accrued interest of $932 each, into 12,616 shares of Class B common stock and 1,262 warrants each.  The warrants are for the purchase of Class B common stock exercisable at a price of $8.00 per share, are exercisable at any time and expire on June 18, 2025.

On June 19, 2015, and in connection with the acquisition of certain outdoor billboard assets of Bell Media, LLC, we entered into subscription agreements with each of BP and MCF, whereby each of BP and MCF purchased 500,000 shares of our Class B common stock at a purchase price of $10.00 per share, resulting in gross proceeds to us of $10,000,000. Each of BP and MCF also extinguished all principal and interest due under two promissory notes, each in the principal amount of $149,112, assigned to us on February 13, 2015 from Richard Church, the original holder of the notes.  As a result of this note extinguishment, each of BP and MCF received 15,164 additional shares of Class B common stock.  At the same time, BP and MCF also converted all sums due under the $100,000 convertible promissory notes we issued to each of them on April 10, 2015, such that each of BP and MCF received 12,616 shares of Class B common stock at a conversion price of $8.00 per share.  In addition, each of BP and MCF received warrants to purchase one share of Class B common stock at a price of $10.00 per share for each 10 shares of Class B common stock purchased, resulting in each of BP and MCF receiving warrants to purchase 52,778 shares of Class B common stock.  These warrants are exercisable at any time on or before June 18, 2025. Each of the two holders of these warrants are entitled to purchase 51,516 shares of Class B common stock at an exercise price of $10.00 per share and 1,262 shares of Class B common stock at an exercise price of $8.00 per share.

The holders of record of the shares of Class B common stock, exclusively and as a separate class, are entitled to elect two directors to our Board of Directors, which number of Class B Directors may be reduced pursuant to the terms and conditions of the Amended and Restated Voting and First Refusal Agreement. Any Class B Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class B common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders. Matters requiring the unanimous approval of the Class B Directors are described in the risk factor entitled “Certain actions cannot be taken without the approval of MCF and BP due to their ownership of Class B common stock.”

Each of BP and MCF agreed as part of the Amended and Restated Voting and First Refusal Agreement also entered into on June 19, 2015 to elect as the Class B Directors each of Alex B. Rozek, as a nominee of BP, and Adam Peterson, as a nominee of MCF.  In the event of (a) the death of a Class B Director, (b) the incapacitation of a Class B Director as a result of illness or accident, which makes it reasonably unlikely that the Class B Director will be able to perform his normal duties for the Company for a period of ninety (90) days, or (c) a change of control of BP or MCF, then the Class B stockholder which nominated such dead or incapacitated Class B Director, or the Class B stockholder undergoing such change of control, shall convert all of such Class B common stock into shares of our Class A common stock, in accordance with the procedures set forth in the certificate of incorporation.  The Amended and Restated Voting and First Refusal Agreement also provides each of us and the other parties to the Amended and Restated Voting and First Refusal Agreement with the right of first refusal to purchase the Class B common stock proposed to be sold by the other holder of Class B common stock.

On July 22, 2015, we entered into subscription agreements with each of BP and MCF whereby BP purchased 250,000 shares of our Class A common stock and MCF purchased 1,200,000 shares of our Class A common stock, each at a purchase price of $10.00 per share, resulting in gross proceeds to us of $14,500,000.

During September 2015, Ananda Investments, LLC, which we refer to as “Ananda,” made a distribution to its members.  Our share of the distribution was $32,000 and was distributed directly to Mr. Church as a principal payment on the Holding Note, reducing the outstanding principal balance to $103,494.  On December 31, 2015, we transferred our interest in Ananda to Mr. Church in full satisfaction of our note payable in the principal amount of $103,494 and accrued interest of $6,436.  In connection with the transfer of its interest in Ananda, we were released in early 2016 from our limited guaranty of Ananda’s mortgage note payable.

 On December 7, 2015, we acquired a 30% ownership position in Logic, which provides brokerage and management services for commercial real estate.  Brendan J. Keating holds a controlling interest in Logic and subsequently joined our Board of Directors in February 2016.  We paid $195,000 for our ownership position in Logic, and made subsequent capital contributions of $99,000 on June 21, 2016 and $66,000 on March 1, 2017.  On December 8, 2015, we acquired a 15% interest in TAG, whose business is to invest in retail centers.  As of December 31, 2015, TAG had acquired investments in two retail centers located in Las Vegas, Nevada.  Our equity contribution was $97,500. In addition to our equity interest in TAG, Logic manages both the brokerage and property management services of the assets owned by TAG and is compensated for such services.  The Aligned Group, LLC, an entity owned by each of Mr. Keating, Mr. Peterson and an entity controlled by Mr. Peterson, is the Manager of TAG. No asset management fees or carry fees are charged to TAG by The Aligned Group, LLC.

In February, 2016, we commenced an offering of shares of our Class A common stock to accredited investors, at an offering price of $10.15 per share, which we refer to as the “2016 Offering.”  The 2016 Offering ended on June 30, 2016, and pursuant to the 2016 Offering, we received investments totaling approximately $41,867,346 from 34 investors and issued 4,124,861 shares of Class A common stock. MCF purchased $26,053,000 and BP purchased $3,553,018 of our Class A common stock in the 2016 Offering.  In addition, trusts controlled by each of Mr. Briner and Mr. Keating purchased $456,750. An officer of GIG, who has since left GIG, purchased $49,989 of our Class A common stock in the 2016 Offering.

On February 29, 2016, BP and MCF converted the remaining promissory note in the principal amount of $100,000, together with accrued interest in the amount of $6,028 into 10,446 shares of our Class A common stock.

In June 2017, pursuant to a Registration Statement on Form S-1 (File No. 333-216040) declared effective on June 15, 2017, we commenced a public offering for 6,538,462 shares of our Class A common stock at $13.00 per share that raised gross proceeds of $97,049,446. Cowen acted as the sole underwriter and received a discount of 4.4853% per share. We also granted Cowen a 30-day option to purchase up to an additional 980,769 shares of Class A common stock, pursuant to which an additional 926,880 shares were sold. Several related parties invested in this public offering:

●	MCF and BP invested $44,999,994 and $2,500,004, respectively.

●

Trusts of which Mr. Rozek, one of our Co-Chairmen and Co-Chief Executive Officers, is the trustee and over which he has voting power, but as to which he disclaims beneficial ownership, invested $3,477,500 in this offering.

●	Trusts established for the benefit of Mr. Keating, one of our directors, and members of his family invested $486,200 in this offering.

●	Mr. Briner, one of our directors, invested $13,000 in this offering.

●	Mr. Kenan, one of our directors, serves as the manager of the general partner of a limited partnership that invested $1,500,005 in this offering.

●	Mr. Srinivasan, one of our directors, invested $91,000 in this offering.

●	Mr. McLaughlin, the President of Link Media Holdings, LLC, invested $1,001,000 in this offering.

●	Mr. Scholl, the President of GIG, invested $14,300 in this offering.

●	Mr. Weisenburger, our Chief Financial Officer, invested $22,100 in this offering.

Subsequent to December 31, 2017, on February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement, pursuant to which the Company has agreed to issue and sell to MBOC I, MBOC II, and BBOC up to $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The second tranche, consisting of a total of 3,137,768 shares which will result in total gross proceeds of approximately $73,110,000, is subject to both regulatory approval and the authorization of an increase to the number of the Company’s authorized shares of Class A common stock by the Company’s stockholders at a special meeting of stockholders scheduled to be held on May 4, 2018. The second tranche of this financing is expected to close in May 2018.

Policy and Procedures for the Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted a written policy and procedures, which we refer to as the “Related Party Policy,” for the review, approval or ratification of “Related Party Transactions” by the independent members of the Audit and Risk Committee of our Board of Directors. For purposes of the Related Party Policy, a “Related Party Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the Company or any of its subsidiaries is a participant, and (3) any Related Party (as defined therein) has or will have a direct or indirect material interest.

The Related Party Policy defines “Related Party” as any person who is, or, at any time since the beginning of the Company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members, each of which we refer to as a “Family Member,” includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.

Prior to the Company entering into any Related Party Transaction, such Related Party Transaction will be reported to our outside corporate counsel who will report the same to the Audit and Risk Committee. Management, with assistance from our outside corporate counsel, will conduct an investigation and evaluation of the Related Party Transaction and will report its findings to the Audit and Risk Committee, including a summary of material facts. The Audit and Risk Committee will review the material facts of all Related Party Transactions which require the Audit and Risk Committee’s approval and either approve or disapprove of the Related Party Transaction, subject to the exceptions described below. If advance notice of a Related Party Transaction has been given to the Audit and Risk Committee and it is not possible to convene a meeting of the Audit and Risk Committee, then the chairman of the Audit and Risk Committee will consider whether the Related Party Transaction is appropriate and, if it is, will approve the Related Party Transaction, with the Audit and Risk Committee being asked to ratify the Related Party Transaction at the next regularly scheduled meeting of the Audit and Risk Committee. In the event the Audit and Risk Committee does not ratify any such Related Party Transaction, management shall make all reasonable efforts to cancel or annul such Related Party Transaction. In determining whether to approve or ratify a Related Party Transaction, the Audit and Risk Committee will consider all factors it deems appropriate, including the factors listed below in “Review Criteria.”

Entering into a Related Party Transaction without the approval or ratification required by the terms of the Related Party Policy is prohibited and a violation of such policy. In the event the Company’s directors, executive officers or Chief Accounting Officer become aware of a Related Party Transaction that was not previously approved or ratified under the Related Party Policy, such person will promptly notify the Audit and Risk Committee (or, if it is not practicable for the Company to wait for the Audit and Risk Committee to consider the matter, the chairman of the Audit and Risk Committee), which will consider whether the Related Party Transaction should be ratified or rescinded or whether other action should be taken, with such review considering all of the relevant facts and circumstances regarding the Related Party Transaction, including the factors listed below in “Review Criteria.” The chairman of the Audit and Risk Committee will report to the Committee at its next regularly scheduled meeting any actions taken under the Related Party Policy pursuant to the authority delegated in this paragraph. The Audit and Risk Committee will also review all of the facts and circumstances pertaining to the failure to report the Related Party Transaction to the Audit and Risk Committee and will take, or recommend to our Board of Directors, any action the Audit and Risk Committee deems appropriate.

No member of the Audit and Risk Committee or director of our Board will participate in any discussion or approval of a Related Party Transaction for which he or she is a Related Party, except that the Audit and Risk Committee member or Board member will provide all material information concerning the Related Party Transaction to the Audit and Risk Committee.

If a Related Party Transaction will be ongoing, the Audit and Risk Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the Audit and Risk Committee, on at least an annual basis, will review and assess ongoing relationships with the Related Party to ensure that they are in compliance with the Audit and Risk Committee’s guidelines and that the Related Party Transaction remains appropriate.

Review Criteria. All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party’s interests in the transaction. As appropriate for the circumstances, the Audit and Risk Committee will review and consider:

●	the Related Party’s interest in the Related Party Transaction;

●

the terms of the Related Party Transaction, including the approximate dollar value of the amount involved in the Related Party Transaction and the approximate dollar value of the amount of the Related Party’s interest in the transaction without regard to the amount of any profit or loss;

●	whether the transaction is being undertaken in the ordinary course of business of the Company;

●	whether the transaction with the Related Party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to the Company of, the Related Party Transaction;

●	a description of any provisions or limitations imposed as a result of entering into the Related Party Transaction;

●	whether the proposed transaction includes any potential reputational risk issues for the Company which may arise as a result of or in connection with the Related Party Transaction;

●	whether the proposed transaction would violate any requirements of the Company’s financing or other material agreements; and

●	any other relevant information regarding the Related Party Transaction or the Related Party.

The Audit and Risk Committee, or its chairman, as applicable, may approve or ratify the Related Party Transaction only if the Audit and Risk Committee determines in good faith that, under all of the circumstances, the transaction is fair to the Company. The Audit and Risk Committee, in its sole discretion, may impose such conditions as it deems appropriate on the Company or the Related Party in connection with approval of the Related Party Transaction.

Pre-Approved Related Party Transactions. The Audit and Risk Committee has determined that the following transactions will be deemed pre-approved or ratified and will not require review or approval of the Audit and Risk Committee, even if the aggregate amount involved will exceed $120,000, unless otherwise specifically determined by the Audit and Risk Committee.

●

Any employment or compensation by the Company of an executive officer of the Company or any of its subsidiaries if the related compensation conforms with our Company’s compensation policies, if the executive officer is not a Family Member of another executive officer or of a director of our Board, and

●	Any compensation paid to a director of our Board if the compensation is consistent with the Company’s bylaws and any compensation policies.

Notwithstanding anything to the contrary in the Related Party Policy, in the event the bylaws of the Company require review by our Board of Directors and/or approval of a Related Party Transaction, the Audit and Risk Committee, and its chairman, will not have the authority to review or approve a Related Party Transaction but will provide a recommendation to our Board of Directors for the Board’s use in its consideration of a given Related Party Transaction.

Director Independence

Our Board currently consists of Messrs. Rozek, Peterson, Keating, Briner, Kenan and Srinivasan.  Currently, we consider only Messrs. Briner, Kenan and Srinivasan to be “independent”, as Messrs. Rozek and Peterson have a direct employment relationship with us and Mr. Keating serves as the chief executive officer of a company in which we currently own a 30% equity stake. If we no longer qualify as a “Controlled Company” pursuant to NASDAQ rules, we will need to adopt a policy that a majority of our Board shall be “independent” in accordance with NASDAQ rules including, in the judgment of the Board, the requirement that such directors have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The Board has adopted the following standards to assist it in determining whether a director has a material relationship with us. Under these standards, a director will not be considered to have a material relationship with us if he or she is not:

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

(d)

a director who is, or has an immediate family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made, or from which we received, payments (other than those arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

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

Item 14. Principal Accountant Fees and Services.

Our independent auditor during fiscal 2017 and fiscal 2016 was MaloneBailey, LLP. During fiscal 2017 and fiscal 2016, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31
	2017	2016
Audit Fees (1)	$279,000	$149,500
Audit-Related Fees (2)	$-0-	$92,500
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.
(2)	Fees for audit-related services include fees associated with audits for our various acquisitions.

Audit and Risk Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit and Risk Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services that, in the opinion of the Audit and Risk Committee, will not impair the independence of the independent registered public accounting firm. Our Audit and Risk Committee annually reviews the audit and permissible non-audit services performed by our independent registered public accounting firm, and reviews and approves the fees charged by it. Our Audit and Risk Committee has considered the role of our independent registered public accounting firm in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of the independence of our independent registered public accounting firm in the conduct of its auditing functions.

Changes in Independent Registered Accounting Firm

None.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          The following consolidated financial statements and the related notes thereto of the Company and the Accounting Firm thereon are filed as part of this report:

1.	Financial Statements:

2.	Exhibits: See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the Exhibit Index attached hereto are incorporated herein by reference.

Item 16. Form 10-K Summary.

The Company has determined not to include a summary of information required by this Item 16 of the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION

(Registrant)

By: /s/ Alex B. Rozek

Alex B. Rozek,

Co-President (Principal Executive Officer)

March 30, 2018

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

March 30, 2018

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Alex B. Rozek Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2018

/s/ Adam K. Peterson Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2018

/s/ Bradford B. Briner Bradford B. Briner	Director	March 30, 2018

/s/ Brendan J. Keating Brendan J. Keating	Director	March 30, 2018

/s/ Frank H. Kenan II Frank H. Kenan II	Director	March 30, 2018

/s/ Vishnu Srinivasan Vishnu Srinivasan	Director	March 30, 2018

/s/ Joshua P. Weisenburger Joshua P. Weisenburger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2018

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (*)	Certificate of Incorporation of the Company, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2015.

3.2 (*)	Bylaws of the Company, filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2015.

3.3 (*)	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2015.

3.4 (*)

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2015.

3.5 (*)

Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2016.

3.6 (*)	Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2017.

3.7 (*)	Amended and Restated Bylaws of the Company, filed as Exhibit 3.7 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

4.1 (*)

Specimen Stock Certificate evidencing shares of Class A common stock (previously known as “Common Stock”), filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-170054) originally filed with the Commission on October 20, 2010.

4.2 (*)	Form of Convertible Promissory Note, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2015.

4.3 (*)

Form of Class B Common Stock (previously known as “Class A Common Stock”) Subscription Agreement, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2015.

4.4 (*)

Note Conversion Agreement dated June 19, 2015 by and among the Company, Magnolia Capital Fund, L.P. and Boulderado Partners, LLC, filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2015.

4.5 (*)	Form of Class B Common Stock (previously known as “Class A Common Stock”) Purchase Warrant, filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2015.

4.6 (*)

Voting and First Refusal Agreement dated June 19, 2015 by and among the Company, Magnolia Capital Fund, L.P. and Boulderado Partners, LLC, filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2015.

4.7 (*)	Form of Class A Common Stock (previously known as “Common Stock”) Subscription Agreement, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 28, 2015.

4.8 (*)

Form of Class A Common Stock (previously known as “Common Stock”) Subscription Agreement, filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2016.

4.9 (*)	Amended and Restated Voting and First Refusal Agreement dated May 26, 2017 by and among the Company, Magnolia Capital Fund, L.P. and Boulderado Partners, LLC, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2017.

4.10 (*)

Form of Indenture, between the Company and U.S. Bank National Association, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-222853) filed with the Commission on February 2, 2018.

4.11 (*)	Class A Common Stock Purchase Agreement dated February 22, 2018, among Boston Omaha Corporation and the Purchasers named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2018.

4.12 (*)

Registration Rights Agreement dated March 6, 2018, among Boston Omaha Corporation and the Purchasers named therein, in the form attached as Annex I to the Class A Common Stock Purchase Agreement dated February 22, 2018, among Boston Omaha Corporation and the Purchasers named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2018.

4.13 (*)

Board Observer Letter dated March 6, 2018, among Boston Omaha Corporation and the Purchasers named therein, in the form attached as Annex II to the Class A Common Stock Purchase Agreement dated February 22, 2018, among Boston Omaha Corporation and the Purchasers named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2018.

10.1 (*)(+)	Employment Agreement dated August 1, 2015 by and between the Company and Alex B. Rozek, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2015.

10.2 (*)(+)

Employment Agreement dated August 1, 2015 by and between the Company and Adam K. Peterson, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2015.

10.3 (*)(+)	Management Incentive Bonus Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2015.

10.4 (*)	Form of Indemnification Agreement, by and among the Company and each of its current directors, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

10.5 (*)	Office Lease dated November 10, 2011, by and between TP Presidents Place Corp. and United Casualty and Surety Insurance Company, as amended by First Amendment to Office Lease dated January 11, 2012 and Second Amendment to Office Lease dated June 3, 2016, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

10.6 (*)(+)	Amendment No. 1 to Employment Agreement dated June 5, 2017 by and between the Company and Alex B. Rozek, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

10.7 (*)(+)

Amendment No. 1 to Employment Agreement dated June 5, 2017 by and between the Company and Adam K. Peterson, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

10.8 (*)(+)

Employment Agreement dated as of March 3, 2017 by and between Link Media Holdings, LLC and James McLaughlin, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2017.

10.9 (*)(+)	Amendment to Management Incentive Bonus Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 13, 2017.

10.10 (#)(+)	Employment Agreement dated November 1, 2017 by and between General Indemnity Group, LLC and Michael Scholl.

10.11 (*)(+)	Amended and Restated Management Incentive Bonus Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2018.

10.12 (*)(+)

Amendment No. 2 to Employment Agreement dated February 27, 2018 by and between the Company and Alex B. Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2018.

10.13 (*)(+)

Amendment No. 2 to Employment Agreement dated February 27, 2018 by and between the Company and Adam K. Peterson, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2018.

13.1 (*)	2016 Annual Report, as amended, as originally filed with the Commission on April 7, 2017.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1 (#)	Schedule of Subsidiaries of the Company.

23.1 (#)	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

100.INS (#)	XBRL Instance Document.

100.SCH (#)	XBRL Taxonomy Extension Schema Document.

100.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase Document.

100.DEF (#)	XBRL Taxonomy Extension Definition.

100.LAB (#)	XBRL Taxonomy Extension Label Linkbase Document.

100.PRE (#)	XBRL Taxonomy Presentation Linkbase Document.

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement
(#)	Filed herewith.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Boston Omaha Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2012.

Houston, Texas

March 30, 2018

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	December 31,
	2017	2016

Current Assets:
Cash	$6,838,345	$29,564,975
Restricted cash	392,225	279,093
Accounts receivable, net	1,095,777	783,066
Investments, short-term	1,659,299	1,155,372
Investments, trading	83,100,805	0
Prepaid expenses	755,121	542,110

Total Current Assets	93,841,572	32,324,616

Property and Equipment, net	9,111,013	5,577,680

Other Assets:
Goodwill	24,692,161	17,214,883
Intangible assets, net	9,349,623	3,545,328
Investments	13,901,281	1,286,094
Investments in unconsolidated affiliates	952,128	871,918
Funds held as collateral assets	1,056,330	1,638,612
Deposit on business acquisition	-	2,950,000
Other	572,976	243,099

Total Other Assets	50,524,499	27,749,934

Total Assets	$153,477,084	$65,652,230

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	December 31,
	2017	2016

Current Liabilities:
Accounts payable and accrued expenses	$2,077,635	$465,898
Short-term payables for acquisitions	497,000	-
Funds held as collateral	1,056,330	1,638,612
Unearned premiums and deferred revenue	1,400,446	1,102,734

Total Current Liabilities	5,031,411	3,207,244

Long-term Liabilities:
Long-term payable for acquisition	-	126,500
Deferred tax liability	57,000	129,000

Total Liabilities	5,088,411	3,462,744

Redeemable Noncontrolling Interest	1,234,987	-

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 18,838,884 shares authorized,13,307,157 and 5,841,815 shares issued and outstanding, respectively	13,307	5,841
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	158,350,410	66,925,766
Accumulated deficit	(11,211,087)	(4,743,177)

Total Stockholders' Equity	147,153,686	62,189,486

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$153,477,084	$65,652,230

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Revenues:
Billboard rentals	$5,265,746	$3,163,534
Premiums earned	2,031,597	155,783
Insurance commissions	1,586,200	507,477
Investment and other income	130,802	16,723

Total Revenues	9,014,345	3,843,517

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	2,690,538	1,140,663
Cost of insurance revenues	739,657	125,210
Employee costs	4,420,231	1,759,958
Professional fees	2,183,647	1,242,613
General and administrative	1,889,531	788,462
Amortization	2,410,081	899,037
Depreciation	943,845	738,104
Loss on assets retired	362,575	259,104
Bad debt expense	147,172	28,682

Total Costs and Expenses	15,787,277	6,981,833

Net Loss from Operations	(6,772,932)	(3,138,316)

Other Income (Expense):
Interest income	95,779	-
Equity in income (loss) of unconsolidated affiliates	73,760	(27,261)
Unrealized gains on securities	132,191	-
Interest expense	(8,255)	(7,798)

Net Loss Before Income Taxes	(6,479,457)	(3,173,375)
Income Tax (Provision) Benefit	-	-

Net Loss	(6,479,457)	(3,173,375)
Noncontrolling interest in subsidiary loss	11,547	-

Net Loss Attributable to Common Stockholders	$(6,467,910)	$(3,173,375)

Basic and Diluted Net Loss per Share	$(0.60)	$(0.53)
Basic and Diluted Weighted Average Shares Outstanding	10,817,198	6,043,571

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' equity January 1, 2016	1,716,954	1,055,560	$1,717	$1,056	$25,062,544	$(1,569,802)	$23,495,515

Stock issued for cash	1,113,161	-	1,113	-	11,297,476	-	11,298,589

Stock issued to related parties for cash	3,001,254	-	3,001	-	30,459,728	-	30,462,729

Related party note conversions	10,446	-	10	-	106,018	-	106,028

Net loss December 31, 2016	-	-	-	-	-	(3,173,375)	(3,173,375)

Stockholders' equity December 31, 2016	5,841,815	1,055,560	$5,841	$1,056	$66,925,766	$(4,743,177)	$62,189,486

Stock issued for cash	3,302,411	-	3,303	-	39,923,424	-	39,926,727

Stock issued to related parties for cash	4,162,931	-	4,163	-	52,463,173	-	52,467,336

Offering costs	-	-	-	-	(961,953)	-	(961,953)

Net loss December 31, 2017	-	-	-	-	-	(6,467,910)	(6,467,910)

Stockholders' equity December 31, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(6,479,457)	$(3,173,375)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,353,926	1,637,141
Loss on assets retired	362,575	259,104
Bad debt expense	147,172	28,682
Equity in (earnings) loss of unconsolidated affiliates	(73,760)	27,261
Unrealized gains on securities	(132,191)	-
Changes in operating assets and liabilities:
Accounts receivable	(96,264)	8,942
Prepaid expenses	(85,663)	(285,544)
Other assets	(75,551)	38,321
Accounts payable and accrued expenses	(265,818)	92,655
Accrued interest	-	1,644
Unearned premiums and deferred revenue	171,092	(117,142)
Deferred tax liabilities	(72,000)	-
Net Cash Used in Operating Activities	(3,245,939)	(1,482,311)
Cash Flows from Investing Activities:
Deposits to restricted cash	(113,132)	(279,093)
Proceeds from disposition of asset	3,667	-
Purchases of equipment and related assets	(2,268,034)	(710,974)
Business acquisitions, net of cash acquired	(12,232,298)	(19,770,325)
Acquisition of investment in unconsolidated affiliate	(66,000)	(258,166)
Distributions from unconsolidated affiliate	59,550	16,515
Proceeds from sales of investments	80,699,435	301,121
Purchase of investments	(176,787,163)	(252,176)
Deposit on business acquisition	-	(2,950,000)
Other assets	(208,826)	-
Net Cash Used in Investing Activities	(110,912,801)	(23,903,098)
Cash Flows from Financing Activities:
Proceeds from issuance of stock	39,926,727	11,298,589
Proceeds from issuance of stock to related parties	52,467,336	30,462,729
Offering costs	(961,953)	-
Net Cash Provided by Financing Activities	91,432,110	41,761,318

Net (Decrease) Increase in Cash	(22,726,630)	16,375,909
Cash, Beginning of Year	29,564,975	13,189,066
Cash, End of Year	$6,838,345	$29,564,975

Interest Paid in Cash	$9,899	$6,154
Income Taxes Paid in Cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2017	2016

Equipment exchanged for note receivable	$38,000	$-

Deposit on business acquisition applied to purchase	2,950,000	-

Payable due on acquisition	497,000	126,500

Notes payable and accrued interest converted to common stock	-	106,028

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015 and 2016, we completed five additional acquisitions of outdoor advertising businesses. During 2017, we completed six more acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond business; and, from July through November 2017 we completed three acquisitions of surety brokerage businesses, thus expanding our operations in insurance.

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, as follows:

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

General Indemnity Insurance Company PCC, LLC which we refer to as “GIIC”

The Warnock Agency, Inc. which we refer to as “Warnock”

United Casualty and Surety Insurance Company which we refer to as “UC&S”

Surety Support Services, Inc. which we refer to as “SSS”

South Coast Surety Insurance Services, LLC which we refer to as “SCS”

Freestate Bonds, Inc. which we refer to as “Freestate”

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

Concentrations

Our billboard operations are located in the southeastern and north central regions of the United States, primarily in Alabama, Georgia, and Wisconsin.

Three vendors provided 51% and 65% of our professional services for the years ended December 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

We have cash that is restricted for the payment of insurance premiums, and the replacement of billboard displays on structures located on state fairgrounds.

Accounts Receivable

Billboard Rentals

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $24,121 and $25,177, respectively.

Insurance

Accounts receivable consists of premiums on contract bonds and anticipated salvage. All of the receivables have payment terms of less than twelve months and arise from the sales of contract surety bonds. Receivables for contract bonds that are outstanding for more than ninety days are fully reserved. At December 31, 2017 and 2016, there were no reserved receivables.

Anticipated salvage is the amount we expect to receive from principals pursuant to indemnification agreements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Policy Acquisition Costs

Policy acquisition costs consist primarily of commissions to agents and brokers and premium taxes. Such costs that are directly related to the successful acquisition of new or renewal insurance contracts are deferred and amortized over the related policy period, generally one year. The recoverability of these costs is analyzed by management quarterly, and if determined to be impaired, is charged to expense. We do not consider anticipated investment income in determining whether a premium deficiency exits. All other acquisition expenses are charged to operations as incurred. At December 31, 2017 and 2016, other assets include $327,031 and $238,235, respectively, in deferred policy acquisition costs.

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from two years to fifteen years as follows:

Structures (in years)		15
Digital displays and electrical (in years)	3	to	10
Static and tri-vision displays (in years)	7	to	15
Vehicles, equipment, and furniture (in years)	2	to	5

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

Property and equipment is reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be fully recoverable. The period over which property and equipment is expected to contribute directly to future cash flows is evaluated against our historical experience. Impairment losses are recognized only if the carrying amount exceeds its fair value.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially recorded at cost. Goodwill, by reporting unit, is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. For our annual review of significant reporting units, we employ a third party valuation expert. Factors considered in the annual evaluation include deterioration in economic conditions (both macro and geographic), limitations on accessing capital, and our market value. Industry and market conditions such as changes in competition, the general state of the industry, regulatory and political developments, and changes in market multiples are additional components of the valuation. Changes in key personnel, strategy, and customer retention are also reviewed. We perform a qualitative assessment in order to determine the necessity for the performance of a quantitative test. Impairment losses are recognized only if the carrying amount of the reporting unit exceeds its fair value. We recorded no impairment of goodwill during the years ended December 31, 2017 and 2016.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two and fifty years as follows:

Customer relationships (in years)	2	to	3
Permits, licenses, and lease acquisition costs (in years)	10	to	50
Noncompetition and non-solicitation agreements (in years)	2	to	5
Technology, trade names, and trademarks (in years)	2	to	3
Site location (in years)		15

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

Asset Retirement Obligations

We are required to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which the obligation is incurred. The liability is capitalized as part of the long-lived asset’s carrying amount. With the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Our asset retirement obligations relate to the dismantlement, removal, site reclamation, and similar activities related to the decommissioning of our billboard structures.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments, Short-term and Long-term

Investments include certificates of deposits and government bonds. Long-term investments are classified as held-to-maturity and are accounted for at amortized cost. We have both the intent and ability to hold the bonds to maturity. Certificates of deposit are accounted for at carrying value with no adjustments for changes in fair value. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains and losses are included in earnings.

Cost Method Investment

Our cost method investment consists of an investment in a private company in which we do not have the ability to exercise significant influence over its operating and financial activities.  The investment is tested for impairment, at least annually, and more frequently upon the occurrences of certain events.

Investments in Unconsolidated Entities

We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting. In accordance with ASC 323-30, we account for investments in limited partnerships and limited liability companies using the equity method of accounting when its investment is more than minimal. Our share of income (loss) of such entities is recorded as a single amount as equity in income (loss) of unconsolidated affiliates. Dividends, if any, are recorded as a reduction of the investment.

Funds Held as Collateral Assets

Funds held as collateral assets consist principally of cash collateral received from principals to guarantee performance on surety bonds issued by us, as well as all other contractual obligations of the principals to the surety. We also hold long-term certificates of deposit as collateral.

Land Leases

Most of the advertising structures are located on leased land. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability. At December 31, 2017 and 2016, prepaid expenses include $235,057 and $176,800, respectively, in prepaid land leases.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising agency commissions for the years ended December 31, 2017 and 2016 were $18,399 and $80,356, respectively.

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

Commissions

We generate revenue from commission on surety bond sales. The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds. Commissions are earned as of the policy effective date and are nonrefundable.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of our control either for cash or other assets.  These interests are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations.  The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital.

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

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

Operating segments are defined as the components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and growth opportunities of each respective segment.

Our current operations for the years ended December 31, 2017 and 2016 include the outdoor advertising industry and the insurance industry.

Earnings Per Share

Basic loss per common share is computed by dividing the net income (loss) available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the years ended December 31, 2017 and 2016, we had potentially dilutive securities in the form of stock warrants. However, such securities were excluded due to their anti-dilutive effect.

Income Taxes

We account for incomes taxes in accordance with ASC Topic 740 which requires us to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting any available operating loss or tax credit carry forwards. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, we recognized no interest and penalties. As of December 31, 2017 and 2016, we had no accruals for interest and penalties.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates (“ASUs”.) The ASUs not listed below were assessed and determined to be not applicable

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method.

We completed our review of contracts during the fourth quarter of 2017 and determined the adoption of ASC 606 will not have a material impact on our consolidated financial statements. The substantial majority of our revenues are derived from billboard space contracts with customers which are currently accounted for as leases under ASC 840, Leases. We will continue to account for these revenues under ASC 840, Leases through December 31, 2018. Through our contract review we have determined the majority of our space contracts with customers will not meet the criteria of a lease upon our adoption of ASU No. 2016-02, Leases on January 1, 2019. Beginning January 1, 2019 our revenues from new and modified contracts for billboard space will be accounted for within ASC 606, Revenue from Contracts with Customers.

While this guidance will replace most existing GAAP revenue recognition guidance, the scope of the guidance excludes insurance contracts. Accordingly, revenues derived from our insurance operations are not subject to this guidance.

We will adopt the provisions of ASU No. 2014-09 on January 1, 2018, using the cumulative effect transition method.  We will not have an adjustment to our opening balance of accumulated deficit for the adoption of this update. We do not expect the adoption of this ASU to have a material impact on our financial position or results of operations.

Cost Method Investments

In February 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. For our equity investments of less than 5% in private companies, we have elected to adopt the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We will adopt the provisions of ASU No. 2016-01 on January 1, 2018. We do not expect the adoption of this ASU to have a material impact on our financial position or results of operations.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessee and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. We are currently reviewing the provisions of the new standard and assessing the impact of its adoption.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) “Clarifying the Definition of a Business”. The update clarifies the definition of a business, specifically for companies to better evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted this standard as of the beginning of 2017.

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

Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied using a retrospective method to each period presented. The new standard will be adopted on January 1, 2018 and will impact the presentation of our consolidated statement of cash flows.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently reviewing the new standard and assessing the impact of its adoption.

Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. For our equity investments in private companies, we will elect the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those years. We will adopt the new standard in the first quarter of fiscal 2018. The impact of the new standard going forward could result in volatility in other income (expense), net on our consolidated statement of operation in future periods due to the valuation and timing of identical or similar invests of the same issuer.

Reclassification of Certain Tax Effects

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 3.         RESTRICTED CASH

Restricted cash consists of the following:

	December 31,
	2017	2016

Insurance premium escrow	$247,230	$194,123
Billboard replacement reserve	144,995	84,970

Total Restricted Cash	$392,225	$279,093

At December 31, 2016, deposit on business acquisition consists of $2,950,000 deposited to the seller’s escrow account for the acquisition of billboard structures and related assets from Clear Channel Outdoor, Inc. (See Note 6.)

NOTE 4.        ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2017	2016

Trade accounts	$828,287	$535,886
Premiums	288,039	211,360
Anticipated salvage and subrogation	3,572	60,997
Allowance for doubtful accounts	(24,121)	(25,177)

Total Accounts Receivable, net	$1,095,777	$783,066

NOTE 5.         PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2017	2016

Structures and displays	$10,484,725	$6,261,516
Vehicles and equipment	143,154	149,803
Office furniture and equipment	395,981	175,073
Accumulated depreciation	(1,912,847)	(1,008,712)

Total Property and Equipment, net	$9,111,013	$5,577,680

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 5.         PROPERTY AND EQUIPMENT (Continued)

For 2017 and 2016, our subsidiary, LMH recorded losses of $362,575 and $259,104, respectively on the disposition of assets. For 2017, the loss on disposition was in relation to the replacement of three digital billboards which required replacement ahead of schedule, the removal of a few billboard structures, and the sale of vehicles and equipment which were from JAG, for a $38,000 note receivable. For 2016, the loss on disposition was primarily in relation to the replacement of a number of digital billboards which required replacement ahead of schedule. Depreciation expense for the years ended December 31, 2017 and 2016 was $943,845 and $738,104, respectively.

NOTE 6.         BUSINESS ACQUISITIONS

2017 Acquisitions

During the year ended December 31, 2017, we completed six business acquisitions of billboards and related assets and three insurance company acquisitions. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions and revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the year ended December 31, 2017 is provided in the tables below.

Billboard Acquisitions

Clear Channel Outdoor, Inc.

On January 9, 2017, our subsidiary, LMG, entered into a purchase agreement with Clear Channel Outdoor, Inc., which we refer to as “CCO,” for the purchase of over thirty billboard structures and related assets. The assets acquired are located in Georgia. The cash purchase price for the acquired business was $2,983,444, of which $2,950,000 had been deposited into the seller’s escrow account in November 2016 and was subsequently applied to the purchase price. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. Finite-lived intangible assets consist of customer relationships and permits. Amortization is computed over the average period of expected benefit, determined from internal information.

Hartlind Outdoor, LLC

On January 31, 2017, our subsidiary, LMW, entered into a purchase agreement with Hartlind Outdoor, LLC, which we refer to as “Hartlind,” for the purchase of over ninety billboard structures and related assets. The assets acquired are located in Wisconsin. The cash purchase price for the acquired business was $2,817,000. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm.

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

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.         BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

Billboard Acquisitions (continued)

Southeastern United States

Subsequent to the CCO business acquisition, we made additional business acquisitions in the Southeastern United States as presented below.

Corey Companies, Inc.

On June 8, 2017, our subsidiaries, LMG and LMA entered into a purchase agreement with Corey Companies, Inc., which we refer to as “Corey,” for the purchase of approximately thirty billboard structures, a fifty percent interest in three billboard structures, and related assets. The assets acquired are located in Georgia and Alabama. The cash purchase price for the acquired business was $2,991,314. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price allocation for the structures, faces and permits is based on internal information derived from our previous acquisitions in Alabama and Georgia. The purchase price allocation for customer relationships remains preliminary and will be revised when we have completed further analysis of the customer base and occupancy rates. Finite lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

Vision Outdoor Media, LLC

On June 16, 2017, our subsidiary, LMG entered into a purchase agreement with Vision Outdoor Media, LLC, which we refer to as “Vision,” for the purchase of three billboard structures and related assets. The assets acquired are located in Georgia. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The cash purchase price for the acquired business was $3,199,036. The purchase price allocation is based on internal information derived from our previous acquisitions in Alabama and Georgia. Finite-lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

View Media, LLC

On July 11, 2017, our subsidiary, LMG entered into a purchase agreement for the purchase of one billboard structure and related assets. The assets acquired are located in Georgia. The cash purchase price of the acquisition was $623,596. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price allocation is based on internal information derived from our previous acquisitions in Alabama and Georgia. Finite-lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

In addition, we also made a small acquisition for a cash purchase price of $900,000.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.         BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

Insurance Acquisitions

Surety Support Services, Inc.

On July 11, 2017, our subsidiary, GIG, entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Surety Support Services, Inc., which we refer to as “SSS.” The purchase price of the stock was $450,000, of which $22,500 was paid at closing, with $427,500 due in 2018, and is included in the caption “Short-term payables for acquisitions” on our consolidated balance sheet as of December 31, 2017. The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information.

Finite-lived intangible assets consist of customer relationships and a non-competition agreement. We amortize the non-competition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

South Coast Surety Insurance Services, LLC

On October 31, 2017, our subsidiary, GIG entered into a purchase agreement for the purchase of 70% of the membership units of an insurance brokerage company, South Coast Insurance Services, LLC, which we refer to as ”SCS.” The cash purchase price of the units was $2,908,581, and was paid at closing. The units were acquired for the purpose of expanding our presence in the insurance market in the United States. The provisional purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Due to the timing and complexity of the transaction, the initial accounting for the business combination is incomplete. We are still in the process of obtaining and assessing documentation of the contracts and relationships, as well as assessing the initial valuation of the noncontrolling interest (“NCI”).

The seller has agreed to remain as a principal of SCS. The purchase agreement contains an option for the seller to sell us the remaining units (a “put” option). The purchase agreement also contains an option for us to purchase the remaining units (a “call” option) upon the death, incapacitation, or termination of the seller’s employment. Upon exercise of the options by the seller or by us, the purchase price of the remaining units is to be calculated by a formula contained in the purchase agreement. Both the put and the call options are embedded in the purchase agreement, and are not legally detachable or separately exercisable. At any time following the closing date of our purchase, the seller has the option (the put option), but not the obligation to sell us all of the remaining 30% of the membership units. Should the seller exercise his option, we are obligated to purchase all of the remaining units (“redeemable NCI”). Since the put option is currently redeemable, in accordance with the guidance of ASC 480-10 (Subtopic-S99-30), Distinguishing Liabilities from Equity - Overall, the redeemable NCI is presented on our consolidated balance sheet between liabilities and equity. Additionally, we are required to re-measure the value of the redeemable NCI as of the date of each balance sheet presented. We have calculated the value of the redeemable NCI based upon the redemption formula contained in the purchase agreement, and have determined that no adjustment is necessary.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.         BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

Insurance Acquisitions (continued)

South Coast Insurance Services, LLC (continued)

Finite-lived intangible assets consist of customer relationships, trade names and trademarks, and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

Freestate Bonds, Inc.

On November 30, 2017, our subsidiary, Warnock entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Freestate Bonds, Inc., which we refer to as “Freestate.” The purchase price of the stock was $293,000, of which $223,500 was paid at closing, with $69,500 due on November 30, 2018, and is included in the caption “Short-term payables for acquisitions” on our consolidated balance sheet as of December 31, 2017. The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information.

The following tables present the 2017 business acquisitions for the year ended December 31, 2017, amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the year ended December 31, 2017, and the costs of acquisition included in professional fees on our consolidated statement of operations for the year ended December 31, 2017.

	Billboards
	CCO	Hartlind	Southeastern US
	Adjusted	Adjusted	Adjusted	Subtotal
Assets Acquired
Property and Equipment:
Structures and displays	$798,900	$960,350	$1,962,729	$3,721,979

Intangible Assets:
Customer relationships	939,900	155,700	1,536,000	2,631,600
Permits, licenses and lease acquisition costs	112,100	85,300	136,500	333,900
Easements	-	161,380	-	161,380
Goodwill	1,132,544	1,454,270	4,078,717	6,665,531

Total Intangible Assets	2,184,544	1,856,650	5,751,217	9,792,411

Total Assets Acquired	$2,983,444	$2,817,000	$7,713,946	$13,514,390

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.         BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Insurance
	SSS	SCS	Freestate	Subtotal	Total
Assets Acquired
Property and Equipment:
Structures and displays	$-	$-	$-	$-	$3,721,979
Other equipment	-	4,236	-	4,236	4,236

Intangible assets:
Customer relationships	153,000	1,045,000	23,000	1,221,000	3,852,600
Permits, licenses, and lease acquisition costs	-	-	-	-	333,900
Easements	-	-	-	-	161,380
Trade names and trademarks	-	18,200	-	18,200	18,200
Noncompetition agreement	20,000	110,000	10,000	140,000	140,000
Goodwill	288,095	2,961,872	245,000	3,494,967	10,160,498

Total Intangible Assets	461,095	4,135,072	278,000	4,874,167	14,666,578

Other assets:
Cash	118,694	1,310,094	57,885	176,579	176,579
Accounts receivable	45,355	318,264	-	45,355	45,355
Other current assets	-	47,096	-	47,096	47,096

Total Other Assets	164,049	1,675,454	57,885	1,897,388	1,897,388

Total Assets Acquired	625,144	5,814,762	335,885	6,775,791	20,290,181

Liabilities Assumed	(175,144)	(1,659,646)	(42,885)	(1,877,675)	(1,877,675)

Redeemable Noncontrolling Interest	-	(1,246,535)	-	(1,246,535)	(1,246,535)

Total	$450,000	$2,908,581	$293,000	3,651,581	$17,165,971

Liabilities assumed in connection with the insurance acquisitions are as follows:

Accounts payable and accrued expenses	$164,701	$1,543,469	$42,885	1,751,055	$1,751,055
Deferred revenue	10,443	116,177	-	126,620	126,620

Total Liabilities Assumed	$175,144	$1,659,646	$42,885	1,877,675	$1,877,675

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.         BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

Measurement period adjustments recognized during the year ended December 31, 2017 are as follows:

	Billboards
	Sept. 30, 2017	Adjustments	Dec. 31, 2017

Assets Acquired
Property and Equipment:
Structures and displays	$4,986,500	$(1,264,521)	$3,721,979

Intangible Assets:
Customer relationships	2,957,263	(325,663)	2,631,600
Permits, licenses and lease acquisition costs	191,685	142,215	333,900
Easements	240,000	(78,620)	161,380
Noncompetition and nonsolicitation agreements	5,000	(5,000)	-
Goodwill	5,133,942	1,531,589	6,665,531

Total Intangible Assets	8,527,890	1,264,521	9,792,411

Total Assets Acquired	$13,514,390	$-	$13,514,390

In connection with the revised purchase price allocations presented above, depreciation increased by $31,513 and amortization increased by $178,512, resulting in an increase to our net loss of $210,025 for the three months ended December 31, 2017.

	Billboards
	CCO	Hartlind	Southeastern US	Subtotal
Amortization of intangible assets acquired for the year ended December 31, 2017	$324,510	$55,389	$301,036	$680,935

Revenues since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2017	$863,463	$321,745	$503,169	$1,688,377

Earnings since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2017	$(20,972)	$142,693	$(101,945)	$19,776

Costs of acquisition included in professional fees in the consolidated statement of operations for the year ended December 31, 2017	$23,218	$17,395	$50,993	$91,606

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.         BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Insurance
	SSS	SCS	Freestate	Subtotal	Total

Amortization of intangible assets acquired for the year ended December 31, 2017	$27,497	$63,240	$806	$91,543	$772,478

Revenues since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2017	$182,907	$362,871	$-	$545,778	$2,234,155

Earnings since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2017	$(56,548)	$(101,858)	$(18,365)	$(176,771)	$(156,995)

Costs of acquisition included in professional fees in the consolidated statement of operations for the year ended December 31, 2017	$28,293	$64,945	$728	$93,966	$185,572

2016 Acquisitions

During the year ended December 31, 2016, we completed four large business acquisitions and one small acquisition. All of the acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions and revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the year ended December 31, 2016 is provided in the table below.

Jag, Inc.

On February 16, 2016, our subsidiary, LMW entered into a purchase agreement with Jag, Inc., which we refer to as “JAG,” for the purchase of over 260 billboard structures, directional signs, equipment and related assets from Jag, Inc. The assets acquired are located in Wisconsin. The cash purchase price for the acquired business was $6,954,246 of which $687,500 was escrowed. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. Finite-lived intangible assets consist of permits and lease acquisition costs, and customer relationships. Amortization is computed over the average period of expected benefit, determined from internal information. We also acquired easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since these rights are perpetual, they are not amortized.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The Warnock Agency, Inc.

On April 20, 2016, our subsidiary, GIG, acquired the stock of Warnock. The cash purchase price was $1,345,000, of which $126,500 was not payable until eighteen months after closing and is included in the consolidated balance sheet at December 31, 2016 under the caption long-term liabilities. The $126,500 was paid in October 2017. Warnock was acquired for the purpose of expanding our presence in the insurance market. The purchase price allocation is based on an appraisal by an independent third party valuation firm.

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

United Casualty and Surety Insurance Company

On December 7, 2016, our subsidiary, GIG, acquired the stock of UC&S. The cash purchase price was $13,000,000. UC&S was acquired for the purpose of expanding our presence in the insurance market. The purchase price allocation is based on an appraisal by an independent third party valuation firm. Finite-lived intangible assets consist of customer relationships, trade names and trademarks, and state insurance licenses. Amortization is computed over the average period of expected benefit determined from internal information.

The following tables present the 2016 business acquisitions, amortization of finite-lived intangible assets, revenues and earnings included in consolidated net loss for year ended December 31, 2016, and the costs of acquisition included in professional fees on our consolidated statement of operations for the year ended December 31, 2016.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.          BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Billboards
	Jag	Rose City	Kelley	Subtotal
Assets Acquired
Property and Equipment:
Structures and displays	$562,300	$230,000	$733,500	$1,525,800
Vehicles, tools, and equipment	140,435	-	-	140,435
Office furniture and equipment	-	-	-	-

Total Property and Equipment	702,735	230,000	733,500	1,666,235

Intangible assets:
Customer relationships	1,425,000	-	215,000	1,640,000
Permits, licenses, and lease acquisition costs	695,000	26,100	38,000	759,100
Easements	110,000	-	-	110,000
Noncompetition agreement	-	-	-	-
Trade names and trademarks	-	-	-	-
Technology
Goodwill	3,915,171	31,220	1,013,500	4,959,891

Total Intangible Assets	6,145,171	57,320	1,266,500	7,468,991

Other assets:
Cash	-	-	-	-
Accounts receivable	106,340	-	21,885	128,225
Investments, short-term	-	-	-	-
Prepaid expense	-	-	-	-
Deferred policy acquisition costs	-	-	-	-
Funds held as collateral assets	-	-	-	-
Investments, long-term	-	-	-	-
Other noncurrent assets	-	-	-	-

Total Other Assets	106,340	-	21,885	128,225

Total Assets Acquired	6,954,246	287,320	2,021,885	9,263,451

Liabilities Assumed	-	-	-	-

Total	$6,954,246	$287,320	$2,021,885	$9,263,451

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.         BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Insurance
		UC&S
	Warnock	Adjusted	Subtotal	Total
Assets Acquired
Property and Equipment:
Structures and displays	$-	$-	$-	$1,525,800
Vehicles, tools, and equipment	-	-	-	140,435
Office furniture and equipment	20,325	9,548	29,873	29,873

Total Property and Equipment	20,325	9,548	29,873	1,696,108

Intangible assets:
Customer relationships	248,000	1,686,000	1,934,000	3,574,000
Permits, licenses, and lease acquisition costs	-	767,000	767,000	1,526,100
Easements	-	-	-	110,000
Noncompetition agreement	75,000	-	75,000	75,000
Trade names and trademarks	55,000	649,000	704,000	704,000
Technology	138,000	-	138,000	138,000
Goodwill	717,679	4,506,648	5,224,327	10,184,218

Total Intangible Assets	1,233,679	7,608,648	8,842,327	16,311,318

Other assets:
Cash	80,000	3,631,626	3,711,626	3,711,626
Accounts receivable	-	416,611	416,611	544,836
Investments, short-term	-	1,003,196	1,003,196	1,003,196
Prepaid expense	10,996	99,153	110,149	110,149
Deferred policy acquisition costs	-	276,556	276,556	276,556
Funds held as collateral assets	-	1,642,026	1,642,026	1,642,026
Investments, long-term	-	1,486,320	1,486,320	1,486,320
Other noncurrent assets	-	4,864	4,864	4,864

Total Other Assets	90,996	8,560,352	8,651,348	8,779,573

Total Assets Acquired	1,345,000	16,178,548	17,523,548	26,786,999

Liabilities Assumed	-	(3,178,548)	(3,178,548)	(3,178,548)

Total	$1,345,000	$13,000,000	$14,345,000	$23,608,451

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.             BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

Liabilities assumed in connection with the UC&S acquisition are as follows:

Accounts payable and accrued expenses	$107,850
Unearned premiums	1,189,672
Federal income taxes payable	110,000
Funds held as collateral	1,642,026
Deferred tax liability	129,000

Total Liabilities Assumed	$3,178,548

Measurement period adjustments recognized during the year ended December 31, 2017 are as follows:

	UC&S
	Sept. 30, 2017	Adjustments	Dec. 31, 2017

Intangible assets:
Customer relationships	$-	$1,686,000	$1,686,000
Permits, licenses and lease acquisition costs	450,000	317,000	767,000
Trade names and trademarks	-	649,000	649,000
Goodwill	7,158,648	(2,652,000)	4,506,648

Total Intangible Assets	$7,608,648	$-	$7,608,648

In connection with the revised purchase price allocations presented above, amortization increased by $644,091, resulting in an increase to our net loss of $644,091 for the three months ended December 31, 2017.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2016 Acquisitions (continued)

	Billboards
	JAG	Rose City	Kelley	Subtotal

Amortization of intangible assets acquired during the year ended December 31, 2016	$415,044	$2,175	$44,018	$461,237

Revenues since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2016	$1,461,633	$21,950	$205,670	$1,689,253

Earnings since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2016	$(175,794)	$(2,160)	$43,505	$(134,449)

Costs of acquisition included in professional fees in the consolidated statement of operations for the year ended December 31, 2016	$92,561	$-	$46,939	$139,500

	Insurance
	Warnock	UC&S	Subtotal	Total

Amortization of intangible assets acquired during the year ended December 31, 2016	$114,111	$1,500	$115,611	$576,848

Revenues since the acquisition date included in the consolidated statement of operations during the year ended December 31, 2016	$507,477	$171,564	$679,041	$2,368,294

Earnings since the acquisition date included in the consolidated statement of operations during the year ended December 31, 2016	$(60,530)	$(12,800)	$(73,330)	$(207,779)

Costs of acquisition included in professional fees in the consolidated statement of operations during the year ended December 31, 2016	$21,253	$131,621	$152,874	$292,374

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

	For the Years Ended
	December 31,
	2017	2016

Revenue	$11,632,565	$12,612,104

Net Loss	$(6,694,999)	$(3,221,568)

Basic and Diluted
Loss per Share	$(0.62)	$(0.53)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	10,817,198	6,043,571

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

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 7.         INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2017			December 31, 2016
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$8,132,900	$(2,970,533)	$5,162,367	$2,594,300	$(876,976)	$1,717,324
Permits, licenses, and lease acquisition costs	2,184,106	(178,835)	2,005,271	1,513,500	(70,330)	1,443,170
Site location	849,347	(23,593)	825,754	-	-	-
Noncompetition agreements	285,000	(66,417)	218,583	145,000	(31,583)	113,417
Trade names and trademarks	722,200	(112,250)	609,950	55,000	(18,333)	36,667
Technology	138,000	(76,662)	61,338	138,000	(30,667)	107,333
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(21,583)	6,417
Easements	466,360	-	466,360	121,000	-	121,000

Total	$12,805,913	$(3,456,290)	$9,349,623	$4,594,800	$(1,049,472)	$3,545,328

The future amortization associated with the intangible assets is as follows:

	December 31,
	2018	2019	2020	2021	2022	Thereafter	Total

Customer relationships	$2,579,807	$2,036,660	$545,900	$-	$-	$-	$5,162,367
Permits, licenses and lease acquisition costs	125,991	125,991	125,991	125,991	125,991	1,375,316	2,005,271
Site location	56,623	56,623	56,623	56,623	56,624	542,638	825,754
Noncompetition agreements	64,000	56,417	43,000	33,000	22,166	-	218,583
Trade names and trademarks	83,167	72,483	64,900	64,900	64,900	259,600	609,950
Technology	45,995	15,343	-	-	-	-	61,338

Total	$2,955,583	$2,363,517	$836,414	$280,514	$269,681	$2,177,554	$8,883,263

Amortization expense for the years ended December 31, 2017 and 2016 was $2,410,081 and $899,037, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 7.           INTANGIBLE ASSETS (Continued)

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	23
Permits, licenses, and lease acquisition costs	190
Site location	175
Noncompetition agreements	46
Trade names and trademarks	72
Technology	16

NOTE 8.          INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months and are carried at cost, U.S. Treasury securities that are held to maturity and mature in less than twelve months, and a convertible note receivable. The certificates of deposit are held to maturity and mature in the upcoming year.

	December 31,
	2017	2016

Certificates of deposit	$746,219	$1,155,372
U.S. Treasury Notes	809,184	-
Convertible note receivable	103,896	-

Total	$1,659,299	$1,155,372

Convertible Note Receivable

On September 13, 2016, we purchased an unsecured convertible note receivable from Breezeway Homes, Inc. (“Breezeway”) for the principal sum of $100,000.  The note bears interest at three percent (3%) per annum.  Principal and accrued interest are payable on demand at the earlier of December 31, 2018 or the closing of Breezeway’s next equity financing. The conversion provisions will be determined by the amount, date, and terms of Breezeway’s next equity financing. At December 31, 2017 and 2016, the balance of the note plus accrued interest was $103,896 and $100,896, respectively.

Investments, Trading

Our security investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Our trading securities consist of U.S. Treasury securities. Trading securities for the year ended December 31, 2017 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury Bills	$82,968,614	$132,191	$83,100,805

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 8.          INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Long-term Investments

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, and U.S. Treasury securities. The certificates of deposit have maturity dates ranging from 2019 through 2021. We have the intent and the ability to hold the investments to maturity. Certificates of deposit and U.S. Treasury securities are stated at carrying value which approximates fair value.

Long-term investments consist of the following:

	December 31,
	2017	2016

U.S. Treasury securities	$2,820,855	$810,319
Certificates of deposit	1,080,426	374,879
Convertible note receivable	-	100,896
Non-voting common units of LLC	10,000,000	-

Total	$13,901,281	$1,286,094

Cost Investment

During late December 2017, we invested $10,000,000 in non-voting common units of a limited liability company that is a national homebuilder. Our investment represents less than 4.38% of the LLC’s equity.

We reviewed the investment as of December 31, 2017 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, with a carrying amount of $414,788 on December 31, 2017, are managed by a member of our board of directors.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 8.          INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates (continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on the consolidated balance sheet:

	December 31,
	2017	2016

Beginning of year	$871,918	$657,528
Additional investments in unconsolidated affiliates	66,000	258,166
Distributions received	(59,550)	(16,515)
Equity in income (loss) of unconsolidated affiliates	73,760	(27,261)

End of year	$952,128	$871,918

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

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 9.          CAPITAL STOCK (Continued)

As a group, our officers and directors, either directly or through entities they control, also purchased an additional 509,085 shares for a total cash consideration, net of underwriting discounts, of $6,154,838.

On July 18, 2017, we sold an additional 351,880 shares of the underwriter’s option of our Class A common stock resulting in a total of 926,880 option shares sold. The 351,880 shares were sold to entities unrelated to our officers and directors. The net proceeds from the sale of the 351,880 shares of Class A common stock were $4,254,229. Offering costs were $961,953, resulting in net proceeds to us of $91,432,110.

On March 11, 2016, we amended our certificate of incorporation to reduce authorized shares of Class A common stock from 18,000,000 to 11,000,000 shares; authorized shares of Class B common stock from 1,300,000 shares to 1,161,116 shares; and preferred stock from 3,000,000 shares to 1,000,000 shares.

During the year ended December 31, 2016 we raised $41,761,318, in cash, from the issuance of our Class A common stock.  The stock was issued at a price of $10.15 per share and represents the issuance of 4,114,415 shares.  Of that amount, the controlling stockholders had purchased, for cash, 2,906,403 shares for a total cash consideration of $29,499,990.  As a group, entities related to our officers and directors purchased 3,001,254 shares for a total cash consideration of $30,462,729.

As of December 31, 2017 and 2016, there were 105,556 outstanding warrants for our Class B common stock. A summary of warrant activity for the years ended December 31, 2017 and 2016 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants
Outstanding as of January 1, 2016	105,556	$9.95	9.5	$-
Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2016	105,556	$9.95	8.5	$-

Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2017	105,556	$9.95	7.5	$2,368,677

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 10.           INCOME TAX BENEFIT

The components of the income tax (provision) benefit for the years ended December 31, were as follows:

	December 31,
	2017	2016

Current tax benefit:
Federal	$1,851,821	$1,142,968
State	392,695	131,774

Total	2,244,516	1,274,742

Deferred tax benefit (expense):
Federal	337,841	(73,928)
State	71,642	(13,955)

Total	409,483	(87,883)

Total Income Tax Benefit Before Valuation Allowance	2,653,999	1,186,859

Valuation allowance	(2,653,999)	(1,186,859)

Total Income Tax Benefit	$-	$-

Deferred tax assets:
Net operating loss carryforward	$3,371,560	$1,554,785
Less valuation allowance	(3,371,560)	(1,554,785)

Total Deferred Tax Assets	$-	$-

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and changed many aspects of U.S. corporate income taxation. Included in those changes was a reduction of the corporate income tax rate from 34% to 21%. The valuation allowance was adjusted to reflect the impact of the new tax law. We will continue to assess our provision for income taxes as future guidance is issued but do not currently anticipate significant revision will be necessary.

At December 31, 2017, we have available tax operating loss carry forwards of approximately $9.5 million. Such carry forwards may be applied against future taxable income and expire in 2035 through 2037.

The amount and ultimate realization from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined.

At December 31, 2017, we had recorded a valuation allowance of $3,371,560 to fully offset the deferred tax asset. The change in the valuation allowance for the year ended December 31, 2017 was $1,816,776.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 10.         INCOME TAX BENEFIT (Continued)

We have provided a valuation allowance on our net deferred tax assets where it is more likely than not such assets will not be realized. We maintain certain deferred tax liabilities that cannot be used to offset deferred tax assets and, therefore, do not consider these attributes in evaluating the realizability of our deferred tax assets. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal and state tax rates to our effective tax rate for the years ended December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016

Federal provision (benefit) at statutory rates	(34)%	(34)%
Change in tax laws	13%	0%
State provision (benefit) at statutory rates	(7)%	(4)%
Change in valuation allowance	28%	38%

Total	0%	0%

At December 31, 2017 and 2016, we have no tax positions for which the ultimate deductibility is highly uncertain nor is there uncertainty about the timing of such deductibility.

NOTE 11.         FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 6.), we acquired the leases for over 450 billboard locations. Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 1,008 months. In many instances, we can cancel the lease with little or no penalty. Ground rents for the years ended December 31, 2017 and 2016 were $1,407,077 and $546,884, respectively. Contingent rents included in ground rents for the years ended December 31, 2017 and 2016 were $82,733 and $46,980, respectively. We lease office space under leases expiring between 2018 and 2022. Rent expense included in general and administrative expense for the years ended December 31, 2017 and 2016 was $234,387 and $32,744, respectively.

Future minimum rents are as follows for the twelve months ending December 31:

2018	$1,444,353
2019	1,318,269
2020	1,185,213
2021	1,084,169
2022	872,550
Thereafter	6,540,162

Total	$12,444,716

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 12.         INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, Freestate, UC&S, and GIIC. UC&S, SSS, SCS and Freestate clients are multi-state and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, Freestate, UC&S, and GIIC and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.

				Total
Year Ended December 31, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$3,748,599	$5,265,746	$-	$9,014,345
Segment gross profit	3,008,942	2,575,208	-	5,584,150
Segment loss from operations	(2,654,735)	(2,445,873)	(1,672,324)	(6,772,932)
Capital expenditures	2,188,010	12,809,322	-	14,997,332
Depreciation and amortization	935,496	2,418,430	-	3,353,926

				Total
Year Ended December 31, 2016	GIG	LMH	Unallocated	Consolidated

Revenue	$679,983	$3,163,534	$-	$3,843,517
Segment gross profit	554,773	2,022,871	-	2,577,644
Segment loss from operations	(553,750)	(1,148,101)	(1,436,465)	(3,138,316)
Capital expenditures	8,872,200	9,846,200	-	18,718,400
Depreciation and amortization	120,537	1,516,604	-	1,637,141

				Total
As of December 31, 2017	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$433,225	$662,552	$-	$1,095,777
Goodwill	8,719,294	15,972,867	-	24,692,161
Total assets	25,762,437	32,443,777	95,270,870	153,477,084

				Total
As of December 31, 2016	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$272,357	$510,709	$-	$783,066
Goodwill	7,876,327	9,338,556	-	17,214,883
Total assets	18,926,924	21,934,616	24,790,690	65,652,230

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 13.          CUSTODIAL RISK

At December 31 2017, we had approximately $3,640,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 14.          SUBSEQUENT EVENTS

On February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, pursuant to which we agreed to issue and sell to three limited partnerships up to an aggregate of $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. Two of the three limited partnerships are entities managed by The Magnolia Group, LLC, and the third limited partnership is an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018.  It consisted of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000.  The second tranche will consist of a total of 3,137,768 shares which will result in total gross proceeds of approximately $73,110,000. It is subject to both regulatory approval and the authorization of an increase of our authorized shares of Class A common stock by our stockholders, at a special meeting of stockholders scheduled to be held on May 4, 2018. The second tranche of this financing is expected to close in May 2018.

Also in February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities.  This registration statement was declared effective by the SEC on February 9, 2018.  We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,”  relating to the sale of shares of our Class A common stock to be offered.  In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent.  Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement.   In early March 2018, Cowen sold an aggregate of 521,690 shares of our Class A common stock under this “at the market” offering, resulting in net proceeds to us of $11,222,885.