Form 10-Q
period 2018-03-31
BOSTON OMAHA Corp
filed 2018-05-14
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,528,249 shares of Class A common stock and 1,055,560 shares of Class B common stock as of May 11, 2018.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2018 and 2017

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2018	2017

Current Assets:
Cash and cash equivalents	$60,171,072	$6,838,345
Restricted cash	508,751	392,225
Accounts receivable, net	1,130,044	1,095,777
Interest receivable	201,445	-
Short-term investments	1,057,556	1,659,299
Trading securities	21,994,900	83,100,805
Debt securities available for sale	93,126,310	-
Prepaid expenses	767,458	755,121

Total Current Assets	178,957,536	93,841,572

Property and Equipment, net	9,538,056	9,111,013

Other Assets:
Goodwill	24,692,161	24,692,161
Intangible assets, net	8,589,288	9,349,623
Investments	14,382,162	13,901,281
Investments in unconsolidated affiliates	1,184,790	952,128
Funds held as collateral assets	1,011,330	1,056,330
Other	639,173	572,976

Total Other Assets	50,498,904	50,524,499

Total Assets	$238,994,496	$153,477,084

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2018	2017

Current Liabilities:
Accounts payable and accrued expenses	$2,468,634	$2,077,635
Short-term payables for acquisitions	137,000	497,000
Funds held as collateral	1,011,330	1,056,330
Unearned premiums and deferred revenue	1,413,652	1,400,446

Total Current Liabilities	5,030,616	5,031,411

Long-term Liabilities:
Asset retirement obligations	173,977	-
Deferred tax liability	57,000	57,000

Total Liabilities	5,261,593	5,088,411

Redeemable Noncontrolling Interest	1,194,820	1,234,987

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized,17,128,847 and 13,307,157 shares issued and outstanding, respectively	17,129	13,307
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	245,800,367	158,350,410
Accumulated deficit	(13,280,469)	(11,211,087)

Total Stockholders' Equity	232,538,083	147,153,686

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$238,994,496	$153,477,084

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2018	2017

Revenues:
Billboard rentals	$1,550,190	$1,014,492
Premiums earned	477,304	492,542
Insurance commissions	765,184	333,168
Investment and other income	30,266	29,725

Total Revenues	2,822,944	1,869,927

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	722,834	491,085
Cost of insurance revenues	212,864	186,594
Employee costs	1,842,366	830,847
Professional fees	843,914	454,003
General and administrative	851,273	410,600
Amortization	760,335	373,226
Depreciation	328,693	223,467
Accretion	3,056	-

Total Costs and Expenses	5,565,335	2,969,822

Net Loss from Operations	(2,742,391)	(1,099,895)

Other Income (Expense):
Interest income	443,723	-
Equity in income (loss) of unconsolidated affiliates	283,662	(8,231)
Unrealized loss on securities	(93,003)	-
Interest expense	(1,540)	(2,085)

Net Loss Before Income Taxes	(2,109,549)	(1,110,211)
Income Tax (Provision) Benefit	-	-

Net Loss	(2,109,549)	(1,110,211)
Noncontrolling interest in subsidiary loss	40,167	-

Net loss attributable to common stockholders	$(2,069,382)	$(1,110,211)

Basic and Diluted Net Loss per Share	$(0.13)	$(0.16)
Basic and Diluted Weighted Average Shares Outstanding	15,399,625	6,897,375

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' equity December 31, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

Stock issued for cash	521,690	-	522	-	11,569,463	-	11,569,985

Stock issued to related parties for cash	3,300,000	-	3,300	-	76,886,700	-	76,890,000

Offering costs	-	-	-	-	(1,006,206)	-	(1,006,206)

Net loss attributable to common stockholders, March 31, 2018	-	-	-	-	-	(2,069,382)	(2,069,382)

Stockholders' equity March 31, 2018	17,128,847	1,055,560	$17,129	$1,056	$245,800,367	$(13,280,469)	$232,538,083

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(2,109,549)	$(1,110,211)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization, and accretion	1,092,084	596,693
Equity in (earnings) loss of unconsolidated affiliates	(283,662)	8,231
Unrealized loss on securities	93,003	-
Changes in operating assets and liabilities:
Accounts receivable	(34,267)	1,793
Interest receivable	(201,445)	-
Short-term investments	-	(2,674)
Prepaid expenses	(12,337)	(116,202)
Other assets	(66,197)	23,345
Accounts payable and accrued expenses	390,999	87,992
Unearned premiums and deferred revenue	13,206	(74,207)
Deferred tax liabilities	-	-
Net Cash Used in Operating Activities	(1,118,165)	(585,240)
Cash Flows from Investing Activities:
Payment on short-term payable on acquisition	(360,000)	-
Purchases of equipment and related assets	(584,815)	(317,090)
Business acquisitions, net of cash acquired	-	(2,850,444)
Acquisition of investment in unconsolidated affiliate	-	(66,000)
Distributions from unconsolidated affiliate	51,000	2,700
Proceeds from sales of investments	164,980,390	499,462
Purchase of investments	(196,972,936)	(2,054,709)
Net Cash Used in Investing Activities	(32,886,361)	(4,786,081)
Cash Flows from Financing Activities:
Proceeds from issuance of stock	11,569,985	-
Proceeds from issuance of stock to related parties	76,890,000	-
Offering costs	(1,006,206)	-
Net Cash Provided by Financing Activities	87,453,779	-

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	53,449,253	(5,371,321)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	7,230,570	29,844,068
Cash, Cash Equivalents, and Restricted Cash, End of Period	$60,679,823	$24,472,747

Interest Paid in Cash	$1,540	$-
Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Three Months Ended
	March 31,
	2018	2017

Deposit on business acquisition applied to purchase	$-	$2,950,000

Asset retirement obligations	173,977	-

Note receivable exchanged for preferred stock	104,019	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 1.	ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage, and (iii) minority investments primarily in real estate services and homebuilding. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, and our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015, 2016 and 2017, we completed eleven additional acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond business; and, from July through November 2017 we completed the acquisition of two surety brokerage businesses and we acquired a majority stake in a third surety brokerage business, thus expanding our operations in insurance.

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of consolidated financial position and the consolidated results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2017 and 2016 as reported in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2018, have been omitted.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

On January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018 and are not accounted for under ASC 840, Leases. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606 or 840, while comparative information has not been adjusted and continues to be reported under ASC 605.

A majority of our billboard contracts are accounted for under ASC 840 and will continue to be accounted for under the topic until January 1, 2019, our adoption date of FASB ASU No. 2016-02 (Codified as ASC 842), Leases. Contracts which begin prior to January 1, 2019 and are accounted for under ASC 840 will continue to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 will be accounted for under ASC 606 Revenue. The majority of our advertising space contracts will not meet the definition of a lease under ASC 842.

Revenues derived from our insurance operations are not subject to this guidance.

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of billboards. The terms of the operating leases range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are recognized upon satisfaction of the contract, which is typically less than one week.

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance obligation. The term between invoicing and when a payment is due is not significant. For certain services we require payment before the product or services are delivered to the customer. The balance of deferred income is considered short-term and will be recognized in revenue within twelve months.

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

Practical Expedients and Exemptions

Upon our transition to ASC 606 from ASC 840, we plan to utilize the following practical expedients and exemptions from ASC 606. We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within cost of billboard revenues (exclusive of depreciation and amortization). We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We adopted the provisions of ASU No. 2014-09 on January 1, 2018 using the cumulative effect transition method. We did not have an adjustment to our opening balance of accumulated deficit for the adoption of this update.

In February 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. We adopted the provisions of ASU No. 2016-01 on January 1, 2018, for our equity investments of less than 5% in private companies, using the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU 2016-18 on January 1, 2018. In accordance with the guidance of ASU 2016-18, changes in restricted cash have been included with cash and cash equivalents in the consolidated statements of cash flows. We retrospectively adopted the standard. The adoption increases the ending cash balance within our consolidated statements of cash flows by the aggregate amount of our restricted cash balances and requires a new disclosure to reconcile the cash balances within our consolidated statements of cash flows to the consolidated balance sheets.

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments, which clarified guidance on the classification of certain cash receipts and payments in the consolidated statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements, and prior periods were not restated.

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

In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842. The update provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. We plan to elect the provided practical expedient within this update upon our adoption of Topic 842.

NOTE 3.	RESTRICTED CASH

Restricted cash consists of the following:

	March 31,	December 31,
	2018	2017

Insurance premium escrow	$348,718	$247,230
Billboard replacement reserve	160,033	144,995

Total Restricted Cash	$508,751	$392,225

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statement of cash flows that agrees to the total of those amounts as presented in the consolidated statement of cash flows.

	March 31,	March 31,
	2018	2017

Cash and cash equivalents	$60,171,072	$24,163,381
Restricted cash	508,751	309,366

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$60,679,823	$24,472,747

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2018	2017

Trade accounts	$839,523	$828,287
Premiums	271,765	288,039
Anticipated salvage and subrogation	-	3,572
Other	66,508	-
Allowance for doubtful accounts	(47,752)	(24,121)

Total Accounts Receivable, net	$1,130,044	$1,095,777

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2018	2017

Structures and displays	$11,225,042	$10,484,725
Vehicles and equipment	143,154	143,154
Office furniture and equipment	411,212	395,981
Accumulated depreciation	(2,241,352)	(1,912,847)

Total Property and Equipment, net	$9,538,056	$9,111,013

Depreciation expense for the three months ended March 31, 2018 and 2017 was $328,693 and $223,467, respectively.

NOTE 6.	BUSINESS ACQUISITIONS

There were no business acquisitions during the three months ended March 31, 2018. During the three months ended March 31, 2017, we had net cash outflows of $2,850,444 related to business acquisitions.

2017 Acquisitions

During the year ended December 31, 2017, we completed six business acquisitions of billboards and related assets and three insurance company acquisitions. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below. A summary of the revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the three months ended March 31, 2017 is provided in the tables below.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

Billboard Acquisitions (continued)

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

Corey Companies, Inc.

On June 8, 2017, our subsidiaries, LMG and LMA, entered into a purchase agreement with Corey Companies, Inc., which we refer to as “Corey,” for the purchase of approximately thirty billboard structures, a fifty percent interest in three billboard structures, and related assets. The assets acquired are located in Georgia and Alabama. The cash purchase price for the acquired business was $2,991,314. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price allocation for the structures, faces and permits is based on internal information derived from our previous acquisitions in Alabama and Georgia. The purchase price allocation for customer relationships remains preliminary and will be revised when we have completed further analysis of the customer base and occupancy rates. Finite lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

Vision Outdoor Media, LLC

On June 16, 2017, our subsidiary, LMG, entered into a purchase agreement with Vision Outdoor Media, LLC, which we refer to as “Vision,” for the purchase of three billboard structures and related assets. The assets acquired are located in Georgia. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The cash purchase price for the acquired business was $3,199,036. The purchase price allocation is based on internal information derived from our previous acquisitions in Alabama and Georgia. Finite-lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

View Media, LLC

On July 11, 2017, our subsidiary, LMG, entered into a purchase agreement for the purchase of one billboard structure and related assets. The assets acquired are located in Georgia. The cash purchase price of the acquisition was $623,596. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price allocation is based on internal information derived from our previous acquisitions in Alabama and Georgia. Finite-lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

In addition, we also made a small acquisition for a cash purchase price of $900,000.

Insurance Acquisitions

Surety Support Services, Inc.

On July 11, 2017, our subsidiary, GIG, entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Surety Support Services, Inc., which we refer to as “SSS.” The purchase price of the stock was $450,000, of which $22,500 was paid at closing, with $427,500 due in 2018, and is included in the caption “Short-term payables for acquisitions” on our consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, we made a payment of $360,000 on the short-term payable for acquisition.

The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information derived from our previous insurance brokerage company acquisitions.

Finite-lived intangible assets consist of customer relationships and a non-competition agreement. We amortize the non-competition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

South Coast Surety Insurance Services, LLC

On October 31, 2017, our subsidiary, GIG, entered into a purchase agreement for the purchase of 70% of the membership units of an insurance brokerage company, South Coast Surety Insurance Services, LLC, which we refer to as ”SCS.” The cash purchase price of the units was $2,908,581, and was paid at closing. The units were acquired for the purpose of expanding our presence in the insurance market in the United States. The provisional purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Due to the timing and complexity of the transaction, the initial accounting for the business combination is incomplete. We are still in the process of obtaining and assessing documentation of the contracts and relationships, as well as assessing the initial valuation of the noncontrolling interest (“NCI”).

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

Insurance Acquisitions (continued)

South Coast Surety Insurance Services, LLC (continued)

The seller has agreed to remain as a principal of SCS. The purchase agreement contains an option for the seller to sell us the remaining units (a “put” option). The purchase agreement also contains an option for us to purchase the remaining units (a “call” option) upon the death, incapacitation, or termination of the seller’s employment. Upon exercise of the options by the seller or by us, the purchase price of the remaining units is to be calculated by a formula contained in the purchase agreement. Both the put and the call options are embedded in the purchase agreement, and are not legally detachable or separately exercisable. At any time following the closing date of our purchase, the seller has the option (the put option), but not the obligation to sell us all of the remaining 30% of the membership units. Should the seller exercise his option, we are obligated to purchase all of the remaining units (“redeemable NCI”). Since the put option is currently redeemable, in accordance with the guidance of ASC 480 - 10 (Subtopic- S99 - 30), Distinguishing Liabilities from Equity Overall, the redeemable NCI is presented on our consolidated balance sheet between liabilities and equity. Additionally, we are required to re-measure the value of the redeemable NCI as of the date of each balance sheet presented. We have calculated the value of the redeemable NCI based upon the redemption formula contained in the purchase agreement, and have determined that no adjustment is necessary as of March 31, 2018 and December 31, 2017, respectively.

Finite-lived intangible assets consist of customer relationships, trade names and trademarks, and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

Freestate Bonds, Inc.

On November 30, 2017, our subsidiary, Warnock entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Freestate Bonds, Inc., which we refer to as “Freestate.” The purchase price of the stock was $293,000, of which $223,500 was paid at closing, with $69,500 due on November 30, 2018, and is included in the caption “Short-term payables for acquisitions” on our consolidated balance sheets as of March 31, 2018 and December 31, 2017. The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information derived from our previous insurance brokerage company acquisitions.

The following tables present information for the 2017 business acquisitions for the three months ended March 31, 2017, including amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the three months ended March 31, 2017, and the costs of acquisition included in professional fees on our consolidated statement of operations for the three months ended March 31, 2017.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Billboards
	CCO	Hartlind	Southeastern US	Subtotal
Amortization of intangible assets acquired for the three months ended March 31, 2017	$70,846	$30,514	$-	$101,360

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2017	$154,983	$53,111	$-	$208,094

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2017	$(20,364)	$17,298	$-	$(3,066)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended March 31, 2017	$14,468	$7,814	$-	$22,282

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Insurance
	SSS	SCS	Freestate	Subtotal	Total

Amortization of intangible assets acquired for the three months ended March 31, 2017	$-	$-	$-	$-	$101,360

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2017	$-	$-	$-	$-	$208,094

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended March 31, 2017	$-	$-	$-	$-	$(3,066)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended March 31, 2017	$-	$-	$-	$-	$22,282

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2017. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

Since there were no acquisitions during the quarter ended March 31, 2018, no pro forma results are included.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

Pro Forma Information (continued)

For the Three Months Ended March 31, 2017

Revenue	$2,706,388

Net Loss	$(1,191,128)

Basic and Diluted Loss per Share	$(0.17)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	6,897,375

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. With respect to CCO, Corey, Vision, and View, the above pro forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership, that were not acquired.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$8,132,900	$(3,634,091)	$4,498,809	$8,132,900	$(2,970,533)	$5,162,367
Permits, licenses, and lease acquisition costs	2,184,106	(210,333)	1,973,773	2,184,106	(178,835)	2,005,271
Site location	849,347	(37,749)	811,598	849,347	(23,593)	825,754
Noncompetition agreements	285,000	(80,666)	204,334	285,000	(66,417)	218,583
Trade names and trademarks	722,200	(137,625)	584,575	722,200	(112,250)	609,950
Technology	138,000	(88,161)	49,839	138,000	(76,662)	61,338
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	466,360	-	466,360	466,360	-	466,360

Total	$12,805,913	$(4,216,625)	$8,589,288	$12,805,913	$(3,456,290)	$9,349,623

The future amortization associated with the intangible assets is as follows:

	March 31,
	2019	2020	2021	2022	2023	Thereafter	Total

Customer relationships	$2,495,683	$1,769,641	$233,485	$-	$-	$-	$4,498,809
Permits, licenses and lease acquisition costs	125,991	125,991	125,991	125,991	125,991	1,343,818	1,973,773
Site location	56,623	56,623	56,623	56,623	56,623	528,483	811,598
Noncompetition agreements	57,000	57,000	45,917	29,250	15,167	-	204,334
Trade names and trademarks	76,292	70,208	64,900	64,900	64,900	243,375	584,575
Technology	45,995	3,844	-	-	-	-	49,839

Total	$2,857,584	$2,083,307	$526,916	$276,764	$262,681	$2,115,676	$8,122,928

Amortization expense for the three months ended March 31, 2018 and 2017 was $760,335 and $373,226, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 7.	INTANGIBLE ASSETS (Continued)

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	20
Permits, licenses, and lease acquisition costs	188
Site location	172
Noncompetition agreements	43
Trade names and trademarks	69
Technology	13

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months and are carried at cost, U.S. Treasury securities that are held to maturity and mature in less than twelve months, and a convertible note receivable. The certificates of deposit are held to maturity and mature in the upcoming year. The U.S. Treasury securities and the certificates of deposit are held by UC&S.

	March 31,	December 31,
	2018	2017

Certificates of deposit	$248,372	$746,219
U.S. Treasury Notes	809,184	809,184
Convertible note receivable	-	103,896

Total	$1,057,556	$1,659,299

Convertible Note Receivable

On September 13, 2016, we purchased an unsecured convertible note receivable from Breezeway Homes, Inc. (“Breezeway”) for the principal sum of $100,000. The note bore interest at three percent (3%) per annum, with principal and accrued interest payable upon demand at the earlier of December 31, 2018 or the closing of Breezeway’s next equity financing.

In January 2018, Breezeway completed a second round of equity financing, in which we agreed to tender our promissory note in exchange for preferred stock. At the time that the note receivable was tendered, principal, together with accrued interest, was $104,019. At December 31, 2017, the balance of the note plus accrued interest was $103,896.

As part of the loan arrangement, the parties entered into a memorandum of understanding for the parties to work together on the sale of damage waiver insurance related products, which the parties may develop, to property managers, lessors, and renters for residential homes through Breezeway’s platform.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Trading Securities and Debt Securities Available for Sale

Our security investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Our trading securities consist of U.S. Treasury securities. Trading securities as of March 31, 2018 and December 31, 2017 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury Bills, March 31, 2018	$21,968,923	$25,977	$21,994,900

U.S. Treasury Bills, December 31, 2017	$82,968,614	$132,191	$83,100,805

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our debt securities available for sale are carried at fair value in the balance sheet. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Debt securities available for sale as of March 31, 2018 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury Notes, March 31, 2018	$93,113,100	$13,210	$93,126,310

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Long-term Investments

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, and U.S. Treasury securities. The certificates of deposit have maturity dates ranging from 2019 through 2021. We have the intent and the ability to hold the investments to maturity. Certificates of deposit and U.S. Treasury securities are stated at carrying value which approximates fair value and are held by UC&S.

Long-term investments consist of the following:

	March 31,	December 31,
	2018	2017

U.S. Treasury securities, held to maturity	$2,932,697	$2,820,855
Certificates of deposit	1,345,446	1,080,426
Preferred stock	104,019	-
Non-voting common units of Dream Finders Holdings LLC	10,000,000	10,000,000

Total	$14,382,162	$13,901,281

Cost Investments

During late December 2017, we invested $10,000,000 in non-voting common units of Dream Finders Holdings LLC, a national homebuilder. Our investment represents 4.38% of Dream Finders Holdings LLC’s equity. Excluding their non-convertible preferred equity, our investment represents an approximately 5% ownership stake in the company.

During January 2018, we exchanged our convertible note receivable from Breezeway for 31,227 shares of preferred stock. The preferred stock is noncumulative and has a dividend rate of $0.2665 per share, should dividends be declared. The preferred stock has one vote per share and is convertible into whole shares of common stock, determined according to the conversion formula contained in Breezeway’s amended and restated articles of incorporation.

We reviewed our investments as of March 31, 2018 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and TAG SW 1, LLC having a combined carrying amount of $647,450 on March 31, 2018, are managed by a member of our board of directors. During the three months ended March 31, 2018, TAG SW 1, LLC sold its investment and realized a gain on the sale of its assets.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates (continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on the consolidated balance sheet:

	March 31,	December 31,
	2018	2017

Beginning of period	$952,128	$871,918
Additional investments in unconsolidated affiliates	-	66,000
Distributions received	(51,000)	(59,550)
Equity in income of unconsolidated affiliates	283,662	73,760

End of period	$1,184,790	$952,128

NOTE 9.	FAIR VALUE

At March 31, 2018 and December 31, 2017, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, and accounts payable. The fair values of cash, cash equivalents, restricted cash, receivables, and accounts payable approximated carrying values because of the short-term nature of these instruments. Trading securities and debt securities available for sale are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The majority of the fair value is determined using observed prices of publicly traded debt, level 1 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Trading Gains	Current Period
	Mar. 31, 2018	Assets	and Losses	Earnings (Loss)

Trading securities	$21,994,900	$21,994,900	$-	$(106,213)

Debt securities available for sale	93,126,310	93,126,310	-	13,210

$(93,003)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 10.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2017	$-
Additions	170,921
Accretion expense	3,056
Liabilities settled	-

Balance, March 31, 2018	$173,977

NOTE 11.	CAPITAL STOCK

On February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, pursuant to which we agreed to issue and sell to three limited partnerships up to an aggregate of $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. Two of the three limited partnerships are entities managed by The Magnolia Group, LLC, and the third limited partnership is an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our board of directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018. It consisted of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The second tranche will consist of a total of 3,137,768 shares which will result in total gross proceeds of approximately $73,110,000. It is subject to both regulatory approval and the authorization of an increase of our authorized shares of Class A common stock by our stockholders, who approved the increase at a special meeting of stockholders held on May 4, 2018. The second tranche of this financing is expected to close in May 2018.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 11.	CAPITAL STOCK (Continued)

As of March 31, 2018 there were 105,556 outstanding warrants for our Class B common stock. A summary of warrant activity for the three months ended March 31, 2018 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2017	105,556	$9.95	7.5	$2,368,677

Issued	-
Exercised	-
Expired	-

Outstanding as of March 31, 2018	105,556	$9.95	7.25	$1,257,172

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 12.	FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 6.), we acquired the leases for over 450 billboard locations. Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 1,005 months. In many instances, we can cancel the lease with little or no penalty. Ground rents for the three months ended March 31, 2018 and 2017 were $403,112 and $287,143, respectively. Contingent rents included in ground rents for the three months ended March 31, 2018 and 2017 were $24,604 and $10,932, respectively.

We lease office space under leases expiring between 2018 and 2022. Rent expense included in general and administrative expense for the three months ended March 31, 2018 and 2017 was $96,537 and $44,816, respectively.

Future minimum rents are as follows for the twelve months ending March 31:

2019	$1,364,821
2020	1,238,474
2021	1,110,308
2022	985,839
2023	804,374
Thereafter	6,079,828

Total	$11,583,644

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 13.	INDUSTRY SEGMENTS

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

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.

				Total
Three Months Ended March 31, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$1,272,754	$1,550,190	$-	$2,822,944
Segment gross profit	1,059,890	827,356	-	1,887,246
Segment loss from operations	(1,043,379)	(718,682)	(980,330)	(2,742,391)
Capital expenditures	7,482	577,333	-	584,815
Depreciation and amortization	325,134	763,894	-	1,089,028

				Total
Three Months Ended March 31, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$855,435	$1,014,492	$-	$1,869,927
Segment gross profit	668,841	523,407	-	1,192,248
Segment loss from operations	(233,684)	(458,494)	(407,717)	(1,099,895)
Capital expenditures	-	6,117,534	-	6,117,534
Depreciation and amortization	50,679	546,014	-	596,693

				Total
As of March 31, 2018	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$314,642	$815,402	$-	$1,130,044
Goodwill	8,719,294	15,972,867	-	24,692,161
Total assets	24,940,815	32,478,604	181,575,077	238,994,496

				Total
As of December 31, 2017	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$433,225	$662,552	$-	$1,095,777
Goodwill	8,719,294	15,972,867	-	24,692,161
Total assets	25,762,437	32,443,777	95,270,870	153,477,084

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

NOTE 14.	CUSTODIAL RISK

At March 31, 2018, we had approximately $58,025,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 15.	SUBSEQUENT EVENTS

On April 27, 2018, we made a short-term loan to an unrelated third party business entity. In connection with the short-term loan, the business entity issued us a promissory note in the principal amount of $2,116,972, with an interest rate of 15% per annum, and reimbursed us for certain costs associated with the transaction. The promissory note is guaranteed by certain of the business entity’s principal shareholders and one guarantor has pledged its 4.9% ownership in the business entity as collateral, representing just under a 60% loan-to-book value ratio based on the business entity’s book value at December 31, 2017.

For the month ended April 30, 2018, Cowen sold an additional 399,402 shares of our Class A common stock, under the “at the market” Sales Agreement, resulting in net proceeds to us of $8,767,299. (See Note 11.)

On May 4, 2018, we filed an amendment to our second amended and restated certificate of incorporation which increased our authorized shares of common stock. Our authorized capital stock now consists of 40,000,000 shares of common stock of which 38,838,884 shares are designated as Class A common stock and 1,161,116 shares are designated as Class B common stock. Class A common stock as of March 31, 2018 has been retroactively restated to reflect the increase in our authorized shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. We have based these forward-looking statements on our current intent, expectations and projections about future events, and these forward-looking statements are not guaranteed to occur and may not occur. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “intend,” “project,” “contemplate,” “potential,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These statements are only predictions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

THE OUTCOME OF THE EVENTS DESCRIBED IN THIS REPORT ALSO CONTAINS MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY. THIS MARKET DATA INCLUDES PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THIS DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2018 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Overview

We are currently engaged in three areas of business: outdoor billboards, surety insurance and related brokerage activities, and minority investments primarily in real estate services and homebuilding. We commenced our current billboard business operations in June 2015, our surety insurance business in April 2016 and have made a series of investments in the real estate management and related services business commencing in September 2015. In December 2016, we completed the acquisition of United Casualty & Surety Insurance Company, which we refer to as “UC&S,” a surety insurance company, which at that time was licensed to conduct business in nine states. We expect to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States and to expand the licensing of the UC&S business beyond the 48 states and the District of Columbia in which it is currently authorized to issue surety insurance. In addition, we have previously made investments in several commercial real estate management services businesses and in late December 2017 we invested $10 million in Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Florida, Texas, Georgia, Colorado and the greater northern Virginia and Maryland areas.

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

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following is a comparison of our results of operations for the three months ended March 31, 2018, which we refer to as the “first quarter of fiscal 2018,” compared to the three months ended March 31, 2017, which we refer to as the “first quarter of fiscal 2017.” Our results for the first quarter of fiscal 2018 include the operating results of certain billboard operations which were acquired during fiscal 2017. In addition, these results include our acquisition of a controlling interest in South Coast Surety Insurance Services, LLC, which we refer to as “SCS,” and the acquisition of each of Surety Support Services, Inc., which we refer to as “SSS,” and Freestate Bonds, Inc., which we refer to as “Freestate,” each of which was completed in the second half of fiscal 2017.  Therefore, comparisons of our results for the first quarter of fiscal 2018 to the first quarter of fiscal 2017 may not be meaningful.

Revenues. For the first quarter of fiscal 2018 and the first quarter of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals	$1,550,190	54.9%	$1,014,492	54.3%	$535,698
Premiums earned	477,304	16.9%	492,542	26.3%	(15,238)
Insurance commissions	765,184	27.1%	333,168	17.8%	432,016
Investment and other income	30,266	1.1%	29,725	1.6%	541
Total Revenues	$2,822,944	100.0%	$1,869,927	100.0%	$953,017

We realized total revenues of $2,822,944 during the first quarter of fiscal 2018, an increase of 51.0% over revenues of $1,869,927 during the first quarter of fiscal 2017. Total revenues were driven by increases in both our billboard rentals and in insurance commissions, which reflect several acquisitions completed in fiscal 2017.

●

First quarter of fiscal 2018 billboard rentals increased 52.8% from first quarter of fiscal 2017, reflecting the acquisitions of billboards in January 2017 and improving rentals and occupancy rates of our billboards.

●

Premiums earned from our UC&S insurance subsidiary in the first quarter of fiscal 2018 decreased 3.1% as contrasted to the first quarter of fiscal 2017. During fiscal 2017, our insurance operations focused on increasing the number of states in which UC&S may sell surety insurance. UC&S’ authority to issue surety bonds increased from nine states as of January 1, 2017 to 48 states and the District of Columbia as of May 11, 2018. During the past two fiscal quarters, UC&S has undergone significant changes, including the addition of senior sales and financial management, improving information technology systems, focusing additional efforts in expanding UC&S’ infrastructure and improving and expanding the use of reinsurance arrangements. Also, our revenues from surety bond premiums are recognized over the life of the surety bond. Thus, any increase in bookings from new surety bond issuances will not be immediately fully reflected in our revenues for that quarter. We believe that our efforts in repositioning UC&S and our expanded brokerage sales force provide us with a strong foundation over the longer term for increasing revenues from premiums earned.

●

Revenues from insurance commissions generated by our surety brokerage operations increased by 129.7%, primarily reflecting increased commission income at The Warnock Insurance Agency, Inc., which we refer to as “Warnock,” and the acquisitions of a majority stake in SCS and the acquisitions of each of SSS and Freestate, each of which occurred after the completion of the first quarter of fiscal 2017.

●

Investment and other income increased 1.8% to $30,266 in the first quarter of fiscal 2018 from $29,725 in the first quarter of fiscal 2017, resulting from investment and other income earned on securities held by our UC&S operations.

Expenses. For the first quarter of fiscal 2018 and the first quarter of fiscal 2017, our expenses, in dollars, and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$722,834	25.6%	$491,085	26.3%	$231,749
Cost of insurance revenues	212,864	7.5%	186,594	10.0%	26,270
Employee costs	1,842,366	65.3%	830,847	44.4%	1,011,519
Professional fees	843,914	29.9%	454,003	24.3%	389,911
Depreciation	328,693	11.6%	223,467	11.9%	105,226
Amortization	760,335	26.9%	373,226	20.0%	387,109
Accretion	3,056	0.1%	-	0.0%	3,056
General and administrative	851,273	30.2%	410,600	21.9%	440,673
Total Costs and Expenses	$5,565,335	197.1%	$2,969,822	158.8%	$2,595,513

During the first quarter of fiscal 2018, we had total costs and expenses of $5,565,335, as compared to total costs and expenses of $2,969,822 in the first quarter of fiscal 2017. Total costs and expenses as a percentage of total revenues increased from 158.8% in the first quarter of fiscal 2017 to 197.1% in the first quarter of fiscal 2018, an increase of 87.4% from the first quarter of fiscal 2017. Many of our most significant increases in costs reflect our increases in personnel and general and administrative operations to meet future anticipated demand, particularly in our insurance operations. Employee costs, professional fees, amortization, and general and administrative expenses increased at a higher rate than revenues in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. Depreciation as a percentage of revenues remained relatively constant. Cost of billboard revenues and cost of insurance revenues as a percentage of total revenues decreased.

●

Cost of billboard revenues increased by $231,749 from the first quarter of fiscal 2017 to the first quarter of fiscal 2018, primarily due to increased land expense as we brought newly acquired billboards on line as well as increased commissions paid.

●

Cost of insurance revenues consisted primarily of commissions paid by Warnock, SCS, SSS, Freestate and UC&S. Due to the additional insurance brokerages acquired during fiscal 2017, the cost of insurance revenues increased by 14.1% from the first quarter of fiscal 2017 to the first quarter of fiscal 2018.

●

During the first quarter of fiscal 2018 total employee costs increased by 121.7% from the first quarter of fiscal 2017. Employee costs as a percentage of revenues increased to 65.3% in the first quarter of fiscal 2018 from 44.4% in the first quarter of fiscal 2017. This increase was due primarily to increased staffing levels in our billboard and insurance operations. Employee costs in our insurance operation increased to $1,195,501 in the first quarter of fiscal 2018 from $487,563 in the first quarter of fiscal 2017, an increase of 145.2%. This increase in staffing levels reflects increased headcount in both our brokerage employees as a result of the acquisitions and increased staffing to meet future anticipated demand for our UC&S operations. Additionally, we have also added senior personnel and other personnel in technology and finance roles.

●

Professional fees in the first quarter of fiscal 2018 were $843,914, or 29.9% of total revenues, as compared to $454,003, or 24.3% of total revenues, in the first quarter of fiscal 2017. Professional fees increased in the first quarter of fiscal 2018, primarily due to accounting, audit, legal and consulting fees.

●	Non-cash expenses in the first quarter of fiscal 2018 included $328,693 in depreciation expenses, $760,335 in amortization expenses and $3,056 in accretion expenses. Depreciation expenses increased by 47.1% and amortization expenses increased by 103.7% from the first quarter of fiscal 2017 to the first quarter of fiscal 2018 and are primarily associated with the acquisition of UC&S in fiscal 2016, our acquisitions of certain billboards in fiscal 2017, and the acquisition of a majority stake in SCS in fiscal 2017. Accretion expenses are in connection with asset retirement obligations for certain billboard assets. We did not have accretion expenses in the first quarter of fiscal 2017.

●

General and administrative expenses increased from $410,600 to $851,273, an increase of 107.3%, reflecting increased rent, marketing, advertising, business licenses, and computer expenses associated with our increased operations and acquisitions, and increased insurance costs associated with liability and other insurance products we purchase for our operations. As a percentage of total revenues, general and administrative expenses increased from 21.9% in the first quarter of fiscal 2017 to 30.2% in the first quarter of fiscal 2018.

Net Loss from Operations. As a result of our costs and expenses associated with expanding our business operations, net loss from operations for the first quarter of fiscal 2018 was $2,742,391, or 97.1% of total revenues, as compared to a net loss from operations of $1,099,895, or 58.8% of total revenues, in the first quarter of fiscal 2017. The increase in net loss from operations as a percentage of total revenues was primarily due to the increases in personnel costs, general and administrative expenses, professional fees and amortization expenses as a percentage of total revenues.

Other Income (Expense).  During the first quarter of fiscal 2018, we had net other income of $632,842, or 22.4% of total revenues. Net other income includes $283,662 in equity in income of unconsolidated affiliates and $93,003 from unrealized losses in securities. Net other income also includes interest income of $443,723, or 15.7% of total revenues, primarily on the investment of the cash on hand prior to our 2017 public offering, the proceeds of our 2017 public offering, the proceeds from the initial closing of our 2018 private placement, and the proceeds from our “at the market offering” that commenced in March 2018, which was offset by interest expense of $1,540.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $2,069,382 in the first quarter of fiscal 2018, as contrasted to a net loss attributable to common stockholders of $1,110,211 in the first quarter of fiscal 2017. Our loss on a per share basis in the first quarter of fiscal 2018 was $0.13, based on 15,399,625 weighted average shares outstanding, as compared to a per share loss of $0.16, based on 6,897,375 weighted shares outstanding in the first quarter of fiscal 2017.  The increase in weighted average shares outstanding reflects the 7,465,342 shares of Class A common stock issued in our June 2017 public offering, as well as 3,300,000 shares of Class A common stock issued in the first tranche of our private placement in the first quarter of fiscal 2018, and 521,690 shares of Class A common stock issued in connection with our “at the market” offering in the first quarter of fiscal 2018.

The following tables reports results for the following two segments in which we operate: billboards and insurance:

Results of Billboard Operations

	For the Three Months Ended March 31, (unaudited)
	2018	2017
Operating Revenues
Billboard rentals	$1,550,190	$1,014,492
Cost of Revenues
Ground rents	403,112	287,143
Utilities	94,583	58,491
Commissions paid	118,414	45,377
Other costs of revenues	106,725	100,074
Total cost of revenues	722,834	491,085
Gross margin	827,356	523,407
Other Operating Expenses
Employee costs	486,615	279,413
Professional fees	88,084	39,698
Depreciation	321,771	220,076
Amortization	442,123	325,938
General and administrative	204,389	116,776
Accretion	3,056	-
Total expenses	1,546,038	981,901
Segment Loss from Operations	(718,682)	(458,494)
Interest income (expense)	38	-
Net Loss Attributable to Common Stockholders	$(718,644)	$(458,494)

Comparison of the First Quarter of Fiscal 2018 to the First Quarter of Fiscal 2017. Net loss from operations for this segment increased due primarily to the following:

●

Increased rental costs associated with the acquisition of additional billboards after the end of the first quarter of fiscal 2017, including the acquisitions of certain billboards in larger population centers where lease costs are higher, resulting in lower gross margins. We acquired certain billboards which had been previously leased out under national advertising contracts, which contracts terminated when we acquired the billboards. As a result, while these billboards were underutilized after the acquisition, we continued to incur fixed land lease costs.

●	Increased commissions associated with increasing the utilization rate of newly acquired billboards after the first quarter of fiscal 2017.

●	Higher amortization expense, primarily associated with the acquisition of billboards in fiscal 2017.

●	Employee expenses, professional fees and general and administrative costs increased but remained relatively constant as a percentage of revenues.

The segment loss from operations was partially offset by higher revenues primarily associated with the acquisition of additional billboards in 2017 and decreases in depreciation as a percentage of revenues.

Results of Insurance Operations

	For the Three Months Ended March 31, (unaudited)
	2018	2017
Operating Revenues
Premiums earned	$477,304	$492,542
Insurance commissions	765,184	333,168
Salvage and subrogation	-	8,048
Investment and other income	30,266	21,677
Total operating revenues	1,272,754	855,435
Cost of Revenues
Commissions paid	186,639	134,544
Taxes - premium excise	26,225	44,002
Losses and loss adjustment expense	-	8,048
Total cost of revenues	212,864	186,594
Gross margin	1,059,890	668,841
Other Operating Expenses
Employee costs	1,195,501	487,563
Professional fees	129,283	151,607
Depreciation	6,922	3,391
Amortization	318,212	47,288
General and administrative	453,351	212,676
Total expenses	2,103,269	902,525
Segment Loss from Operations	(1,043,379)	(233,684)
Interest income (expense)	(1,342)	(1,833)
Noncontrolling interest in subsidiary loss	40,167	-
Net Loss Attributable to Common Stockholders	$(1,004,554)	$(235,517)

Comparison of the First Quarter of Fiscal 2018 to the First Quarter of Fiscal 2017. Net loss from operations for this segment increased due primarily to the following:

●	Premiums earned from our UC&S insurance subsidiary in the first quarter of fiscal 2018 decreased 3.1% as contrasted to the first quarter of fiscal 2017. During fiscal 2017, our insurance operations focused on increasing the number of states in which UC&S may sell surety insurance. UC&S’ authority to issue surety bonds increased from nine states as of January 1, 2017 to 48 states and the District of Columbia as of May 11, 2018. During the past two fiscal quarters, UC&S has undergone significant changes, including the addition of senior sales and financial management, improving information technology systems, focusing additional efforts in expanding UC&S’ infrastructure and improving and expanding the use of reinsurance arrangements. Also, our revenues from surety bond premiums are recognized over the life of the surety bond. Thus, any increase in bookings from new surety bond issuances will not be immediately fully reflected in our revenues for that quarter. We believe that our efforts in repositioning UC&S and our expanded brokerage sales force provide us with a strong foundation over the longer term for increasing revenues from premiums earned.

●

Higher employee expenses reflecting growth at Warnock, the acquisition of a majority stake in SCS and the acquisitions of SSS and Freestate in the second half of 2017. In addition, since the first quarter of fiscal 2017, overhead was added at GIG generally in the areas of accounting and information technology staffing.

●	Increased general and administrative expenses associated with these expanding operations, including increased rent, licensing and marketing expenses.

●

Increased amortization expense, primarily associated with the acquisition of UC&S in fiscal 2016 and the acquisition of a majority stake in SCS after the completion of the first quarter of fiscal 2017.

The increase in loss from insurance operations was partially offset by higher insurance commissions associated with Warnock, SCS, SSS and Freestate, and from an increase in investment and other income.

Cash Flows

Cash Flows for the First Quarter of Fiscal 2018 compared to the First Quarter of Fiscal 2017

The table below summarizes our cash flows, in dollars, for the first quarter of fiscal 2018 and the first quarter of fiscal 2017:

	Three Months Ended March 31, 2018 (unaudited)	Three Months Ended March 31, 2017 (unaudited)
Net cash used in operating activities	$(1,118,165)	$(585,240)
Net cash used in investing activities	(32,886,361)	(4,786,081)
Net cash provided by financing activities	87,453,779	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	$53,449,253	$(5,371,321)

Net Cash Used in Operating Activities. Net cash used in operating activities was cash outflow of $1,118,165 for the first quarter of fiscal 2018 compared to cash outflow of $585,240 for the first quarter of fiscal 2017. The decrease in operating cash flows was primarily attributable to higher operating expenses (excluding depreciation and amortization) as we seek to grow our billboard and insurance businesses.

Net Cash Used in Investing Activities. Net cash used in investing activities was $32,886,361 for the first quarter of fiscal 2018 as compared with $4,786,081 during the first quarter of fiscal 2017. This increase in net cash used in investing activities is attributable to our investment of the proceeds from the 2017 public offering in treasury securities that occurred after the first quarter of fiscal 2017 and the 2018 private placement.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $87,453,779. This consists of gross proceeds of $76,890,000 raised through the sale of our Class A common stock in the first tranche of our 2018 private placement and gross proceeds of $11,569,985 raised through our “at the market” offering during the first quarter of fiscal 2018, and offering costs of $1,006,206 collectively. We did not raise any cash from financing activities during the first quarter of fiscal 2017.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, and minority investments in several real estate management entities and a builder of residential homes. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows. We expect to finance future acquisitions primarily with cash and seller or third party financing. In the future, we may also satisfy all or a portion of the purchase price paid for an acquisition with our equity securities.

At March 31, 2018, we had $60,171,072 in unrestricted cash and $115,121,210 primarily in short-term treasuries. There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth.

During the first quarter of fiscal 2018, in February 2018, we announced the entry into a Class A Common Stock Purchase Agreement relating to the issuance and sale of up to $150,000,000 of our unregistered Class A common stock, which we refer to as the “2018 private placement.” Under the 2018 private placement, all shares will be sold at $23.30, a slight premium to the $23.29 closing price of the Class A common stock on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. 3,300,000 shares were issued in the initial closing, which occurred on March 6, 2018, resulting in gross proceeds to us of $76,890,000. The remaining 3,137,768 shares are expected to be issued following expiration of any potentially applicable regulatory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and the authorization of an increase to the number of our authorized shares of Class A common stock by our stockholders at a special meeting of stockholders, which was approved on May 4, 2018. The second tranche of this financing is expected to close in May 2018.

Also in February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) with the Securities and Exchange Commission, which we refer to as the “SEC,” allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Sales of our Class A common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to Cowen with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” As of March 31, 2018, Cowen sold an aggregate of 521,690 shares of our Class A common stock under this “at the market” offering, resulting in net proceeds to us of $11,222,885.

We believe that our existing cash and short-term investments, the proceeds from the 2017 public offering, the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, and additional funds that we may receive in the “at the market” offering will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. We also expect that we will have access to adequate cash to continue the implementation of our strategy at least over the next 12 months to grow through additional acquisitions and the expansion of our existing insurance activities.

In the future, we may use a number of different sources to finance our acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by our assets), additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 30, 2018. We believe that at March 31, 2018, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures are not effective due to a material weakness in internal control over financial reporting as of March 31, 2018 for the reasons discussed below.

As previously reported in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2016 and December 31, 2017, we determined that we lacked adequate internal control due to several factors, including the lack of independent directors, the lack of an independent audit committee and lack a formal risk assessment process and monitoring structure. In 2017, we established an independent audit committee and appointed independent directors, all of whom serve on our Audit and Risk Committee. We have also taken significant steps to improve our risk assessment process and monitoring structure. We have added significant accounting supervisors in our billboard and insurance operations and retained an outside consulting firm in the spring of 2017 to assist us in designing and implementing steps to maintain adequate internal controls. Although, as discussed below, this work is not completed, we expect to have this work significantly completed by September 30, 2018.

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

Notwithstanding the identified material weakness, management, our principal executive officers, and our principal financial and accounting officer, believe the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a full list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported on our Current Report on Form 8-K dated February 26, 2018, on February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, pursuant to which we have agreed to issue and sell to Magnolia BOC I, LP, which we refer to as “MBOC I,” Magnolia BOC II, LP, which we refer to as “MBOC II,” and Boulderado BOC, LP, which we refer to as “BBOC,” up to $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of our Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. The securities were issued in accordance with Rule 506(b) of Regulation D promulgated under the Securities Act. MBOC I and MBOC II are entities managed by The Magnolia Group, and BBOC is an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The second tranche, consisting of a total of 3,137,768 shares which will result in total gross proceeds of approximately $73,110,000, is subject to both regulatory approval and the authorization of an increase to the number of our authorized shares of Class A Common Stock by our stockholders at a special meeting of stockholders that was approved on May 4, 2018. The second tranche of this financing is expected to close in May 2018.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index attached hereto are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON OMAHA CORPORATION

(Registrant)

By: /s/ Alex B. Rozek

Alex B. Rozek,

Co-President (Principal Executive Officer)

May 14, 2018

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

May 14, 2018

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

May 14, 2018

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (*)	Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2017.

3.2 (*)

First Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2018.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2(#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	XBRL Instance Document.

101.SCH (#)	XBRL Taxonomy Extension Schema Document.

101.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	XBRL Taxonomy Extension Definition.

101.LAB (#)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	XBRL Taxonomy Presentation Linkbase Document.

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
(##)

The certifications attached as Exhibits 32.1, 32.2 and 32.3 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Boston Omaha Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.