Form 10-Q
period 2018-06-30
BOSTON OMAHA Corp
filed 2018-08-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,008,024 shares of Class A common stock and 1,055,560 shares of Class B common stock as of August 10, 2018.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months and Six Months Ended June 30, 2018 and 2017

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

Unaudited

ASSETS

	June 30,	December 31,
	2018	2017

Current Assets:
Cash and cash equivalents	$88,166,783	$6,838,345
Restricted cash	506,046	392,225
Accounts receivable, net	1,290,966	1,095,777
Interest receivable	692,109	-
Short-term investments	4,856,131	1,659,299
U.S. Treasury trading securities	-	83,100,805
U.S. Treasury securities available for sale	150,346,440	-
Prepaid expenses	1,098,959	755,121

Total Current Assets	246,957,434	93,841,572

Property and Equipment, net	10,280,773	9,111,013

Other Assets:
Goodwill	25,006,161	24,692,161
Intangible assets, net	7,604,863	9,349,623
Investments	32,177,419	13,901,281
Investments in unconsolidated affiliates	847,146	952,128
Funds held as collateral assets	862,046	1,056,330
Other	707,560	572,976

Total Other Assets	67,205,195	50,524,499

Total Assets	$324,443,402	$153,477,084

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST,  AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2018	2017

Current Liabilities:
Accounts payable and accrued expenses	$1,843,475	$2,077,635
Short-term payables for acquisitions	137,000	497,000
Funds held as collateral	862,046	1,056,330
Unearned premiums and deferred revenue	2,127,729	1,400,446

Total Current Liabilities	4,970,250	5,031,411

Long-term Liabilities:
Asset retirement obligations	174,669	-
Deferred tax liability	57,000	57,000

Total Liabilities	5,201,919	5,088,411

Redeemable Noncontrolling Interest	1,190,187	1,234,987

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 20,894,774 and 13,307,157 shares issued and outstanding, respectively	20,895	13,307
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	332,907,911	158,350,410
Accumulated deficit	(14,878,566)	(11,211,087)

Total Stockholders' Equity	318,051,296	147,153,686

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$324,443,402	$153,477,084

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Billboard rentals	$1,699,269	$1,215,318	$3,249,459	$2,229,810
Premiums earned	507,045	531,557	984,349	1,024,099
Insurance commissions	751,684	209,598	1,516,868	542,766
Investment and other income	31,761	38,410	62,027	68,135

Total Revenues	2,989,759	1,994,883	5,812,703	3,864,810

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	842,787	619,224	1,565,621	1,110,309
Cost of insurance revenues	264,672	68,080	477,536	254,674
Employee costs	1,863,658	929,487	3,706,024	1,760,334
Professional fees	576,461	452,117	1,420,375	906,120
General and administrative	848,942	427,260	1,700,215	837,860
Amortization	690,905	422,673	1,451,240	795,899
Depreciation	306,714	233,241	635,407	456,708
Loss on disposition of assets	81,857	228,431	81,857	228,431
Bad debt expense	14,515	3,680	14,515	3,680
Accretion	2,939	-	5,995	-

Total Costs and Expenses	5,493,450	3,384,193	11,058,785	6,354,015

Net Loss from Operations	(2,503,691)	(1,389,310)	(5,246,082)	(2,489,205)

Other Income (Expense):
Interest income	648,223	-	1,091,946	-
Equity in income of unconsolidated affiliates	101,429	23,464	385,091	15,233
Unrealized gain on securities	206,306	-	113,303	-
Loss on disposition of investments	(54,733)	-	(54,733)	-
Interest expense	(264)	(1,970)	(1,804)	(4,055)

Net Loss Before Income Taxes	(1,602,730)	(1,367,816)	(3,712,279)	(2,478,027)
Income Tax (Provision) Benefit	-	-	-	-

Net Loss	(1,602,730)	(1,367,816)	(3,712,279)	(2,478,027)
Noncontrolling Interest in Subsidiary Loss	4,633	-	44,800	-

Net Loss Attributable to Common Stockholders	$(1,598,097)	$(1,367,816)	$(3,667,479)	$(2,478,027)

Basic and Diluted Net Loss per Share	$(0.08)	$(0.18)	$(0.21)	$(0.34)
Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	19,165,153	7,594,585	17,780,454	7,247,906

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity

Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' equity December 31, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

Stock issued for cash	1,149,849	-	1,150	-	26,086,133	-	26,087,283

Stock issued to related parties for cash	6,437,768	-	6,438	-	149,993,562	-	150,000,000

Offering costs	-	-	-	-	(1,522,194)	-	(1,522,194)

Net loss attributable to common stockholders, June 30, 2018	-	-	-	-	-	(3,667,479)	(3,667,479)

Stockholders' equity June 30, 2018	20,894,774	1,055,560	$20,895	$1,056	$332,907,911	$(14,878,566)	$318,051,296

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(3,712,279)	$(2,478,027)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization, and accretion	2,092,642	1,252,607
Loss on disposition of assets	81,857	228,431
Bad debt expense	14,515	3,680
Equity in earnings of unconsolidated affiliates	(385,091)	(15,233)
Loss on disposition of investments	54,733	-
Unrealized gain on securities	(113,303)	-
Changes in operating assets and liabilities:
Accounts receivable	(209,704)	(668,549)
Interest receivable	(692,109)	-
Short-term investments	-	(531,025)
Prepaid expenses	(343,838)	(99,658)
Distributions from unconsolidated affiliates	382,443	2,700
Other assets	(134,583)	(134,620)
Accounts payable and accrued expenses	(234,160)	380,560
Unearned premiums and deferred revenue	727,283	426,440
Deferred tax liabilities	-	(8,000)
Net Cash Used in Operating Activities	(2,471,594)	(1,640,694)
Cash Flows from Investing Activities:
Payment on short-term payable on acquisition	(360,000)	-
Proceeds from disposition of assets	30,000	3,667
Purchases of equipment and related assets	(1,769,020)	(645,236)
Business acquisitions, net of cash acquired	-	(9,940,794)
Acquisition of investment in unconsolidated affiliate	-	(66,000)
Proceeds from sales of investments	431,908,709	-
Purchase of investments	(520,460,925)	(2,657,670)
Net Cash Used in Investing Activities	(90,651,236)	(13,306,033)
Cash Flows from Financing Activities:
Proceeds from issuance of stock	26,087,283	35,672,498
Proceeds from issuance of stock to related parties	150,000,000	52,467,336
Offering costs	(1,522,194)	(914,423)
Net Cash Provided by Financing Activities	174,565,089	87,225,411

Net Increase in Cash, Cash Equivalents, and Restricted Cash	81,442,259	72,278,684
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	7,230,570	29,844,068
Cash, Cash Equivalents, and Restricted Cash, End of Period	$88,672,829	$102,122,752

Interest Paid in Cash	$1,804	$4,055
Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Investing and Financing Activities

Unaudited

	For the Six Months Ended
	June 30,
	2018	2017

Deposit on business acquisition applied to purchase	$-	$2,950,000

Equipment exchanged for note receivable	-	38,000

Asset retirement obligations	174,669	-

Note receivable exchanged for preferred stock	104,019	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 1.	ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage, and (iii) minority investments primarily in real estate services, homebuilding, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, and our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015, 2016, and 2017, we completed eleven additional acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond business; and, from July through November 2017 we completed the acquisition of two surety brokerage businesses, and we acquired a majority stake in a third surety brokerage business, thus expanding our operations in insurance.

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

Boston Omaha Investments, LLC which we refer to as “BOIC”

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

On January 1, 2018, we adopted FASB Accounting Standards Update (“ASU”) No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018 and are not accounted for under ASC 840 Leases. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606 or 840, while comparative information has not been adjusted and continues to be reported under ASC 605.

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

Premium revenues derived from our insurance operations are not subject to this guidance.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

In February 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. We adopted the provisions of ASU No. 2016-01 on January 1, 2018, for our equity investments in private companies not accounted for under the equity method, using the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU No. 2016-18 on January 1, 2018. In accordance with the guidance of ASU No. 2016-18, changes in restricted cash have been included with cash and cash equivalents in the consolidated statements of cash flows. We retrospectively adopted the standard.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

The adoption increases the ending cash balance within our consolidated statements of cash flows by the aggregate amount of our restricted cash balances and requires a new disclosure to reconcile the cash balances within our consolidated statements of cash flows to the consolidated balance sheets.

On January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments. The ASU is required to be reflected on a retrospective basis and provides guidance on the classification of certain cash receipts and cash payments, including distributions received from an equity method investee. We adopted the cumulative earnings approach, whereby distributions received are considered to be returns on investment and, thus, should be classified as cash inflows from operating activities on our consolidated statement of cash flows. The adoption of ASU No. 2016-15 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), specifying the accounting for leases, which supersedes the leases requirements in Topic 840, Leases. The objective of Topic 842 is to establish the principles that lessee and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, Topic 842 expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted.

In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842), Land Easement Practical Expedient for Transition to Topic 842. The update provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. We plan to elect the provided practical expedient within this update upon our adoption of Topic 842.

In July 2018, the FASB issued ASU No. 2018-10 Leases (Topic 842), Codification Improvements and ASU No. 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU No. 2018-10 clarifies certain provisions and corrects unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU No. 2018-11 provides an alternative transition method which allows recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented, and a practical expedient for separating contract components for the adoption of Topic 842. ASU No. 2018-10 and ASU No. 2018-11 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the effect the new lease standards will have on our consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 3.	RESTRICTED CASH

Restricted cash consists of the following:

	June 30,	December 31,
	2018	2017

Insurance premium escrow	$330,971	$247,230
Billboard replacement reserve	175,075	144,995

Total Restricted Cash	$506,046	$392,225

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	June 30,
	2018	2017

Cash and cash equivalents	$88,166,783	$101,717,930
Restricted cash	506,046	404,822

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$88,672,829	$102,122,752

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2018	2017

Trade accounts	$995,055	$828,287
Premiums	298,872	288,039
Anticipated salvage and subrogation	3,573	3,572
Allowance for doubtful accounts	(6,534)	(24,121)

Total Accounts Receivable, net	$1,290,966	$1,095,777

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2018	2017

Structures and displays	$12,167,292	$10,484,725
Vehicles and equipment	232,967	143,154
Office furniture and equipment	418,238	395,981
Accumulated depreciation	(2,537,724)	(1,912,847)

Total Property and Equipment, net	$10,280,773	$9,111,013

Depreciation expense for the three months and six months ended June 30, 2018 was $306,714 and $635,407 respectively; and for the three months and six months ended June 30, 2017 was $233,241 and $456,708, respectively. During the second quarter of 2018 and 2017, we incurred losses on the disposition of assets in the amount of $81,857 and $228,431, respectively.

NOTE 6.	BUSINESS ACQUISITIONS

There were no business acquisitions during the six months ended June 30, 2018. During the six months ended June 30, 2017, we had net cash outflows of $9,940,794, related to business acquisitions.

2017 Acquisitions

During the year ended December 31, 2017, we completed six business acquisitions of billboards and related assets and three insurance company acquisitions. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below. A summary of the revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the three months and six months ended June 30, 2017 is provided in the tables below.

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

For the Three Months and Six Months Ended June 30, 2018 and 2017

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

Corey Companies, Inc.

On June 8, 2017, our subsidiaries, LMG and LMA, entered into a purchase agreement with Corey Companies, Inc., which we refer to as “Corey,” for the purchase of approximately thirty billboard structures, a fifty percent interest in three billboard structures, and related assets. The assets acquired are located in Georgia and Alabama. The cash purchase price for the acquired business was $2,991,314. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price allocation for the structures, faces and permits is based on internal information derived from our previous acquisitions in Alabama and Georgia. The purchase price allocation for customer relationships is based on an appraisal by an independent third party valuation firm. The independent appraisal resulted in a decrease in customer relationships of $314,000 and an increase in goodwill of $314,000. The related decrease in amortization expense for the six months ended June 30, 2018 was $64,965. Finite lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

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

For the Three Months and Six Months Ended June 30, 2018 and 2017

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

Insurance Acquisitions

Surety Support Services, Inc.

On July 11, 2017, our subsidiary, GIG, entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Surety Support Services, Inc., which we refer to as “SSS.” The purchase price of the stock was $450,000, of which $22,500 was paid at closing, with $427,500 due in 2018, and is included in the caption “Short-term payables for acquisitions” on our consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, we made a payment of $360,000 on the short-term payable for acquisition.

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

South Coast Surety Insurance Services, LLC

On October 31, 2017, our subsidiary, GIG, entered into a purchase agreement for the purchase of 70% of the membership units of an insurance brokerage company, South Coast Insurance Services, LLC, which we refer to as “SCS.” The cash purchase price of the units was $2,908,581, and was paid at closing. The units were acquired for the purpose of expanding our presence in the insurance market in the United States. The provisional purchase price allocation is based on internal information and will be revised when an independent appraisal has been completed. Due to the timing and complexity of the transaction, the initial accounting for the business combination is incomplete. We are still in the process of obtaining and assessing documentation of the contracts and relationships as well as assessing the initial valuation of the noncontrolling interest.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

Insurance Acquisitions (continued)

South Coast Surety Insurance Services, LLC (continued)

The seller has agreed to remain as a principal of SCS. The purchase agreement contains an option for the seller to sell us the remaining units (a “put” option). The purchase agreement also contains an option for us to purchase the remaining units (a “call” option) upon the death, incapacitation, or termination of the seller’s employment. Upon exercise of the options by the seller or by us, the purchase price of the remaining units is to be calculated by a formula contained in the purchase agreement. Both the put and the call options are embedded in the purchase agreement, and are not legally detachable or separately exercisable. At any time following the closing date of our purchase, the seller has the option (the put option), but not the obligation to sell us all of the remaining 30% of the membership units. Should the seller exercise his option, we are obligated to purchase all of the remaining units (“redeemable NCI”). Since the put option is currently redeemable, in accordance with the guidance of ASC 480 - 10 (Subtopic- S99 - 30), Distinguishing Liabilities from Equity Overall, the redeemable NCI is presented on our consolidated balance sheet between liabilities and equity. Additionally, we are required to re-measure the value of the redeemable NCI as of the date of each balance sheet presented. We have calculated the value of the redeemable NCI based upon the redemption formula contained in the purchase agreement, and have determined that no adjustment is necessary as of June 30, 2018 and December 31, 2017, respectively.

Finite-lived intangible assets consist of customer relationships, trade names and trademarks, and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

Freestate Bonds, Inc.

On November 30, 2017, our subsidiary, Warnock entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Freestate Bonds, Inc., which we refer to as “Freestate.” The purchase price of the stock was $293,000, of which $223,500 was paid at closing, with $69,500 due on November 30, 2018, and is included in the caption “Short-term payables for acquisitions” on our consolidated balance sheets as of June 30, 2018 and December 31, 2017. The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information derived from our previous insurance brokerage company acquisitions. During May 2018, Freestate was reorganized into Warnock and Freestate was subsequently dissolved.

The following tables present information for the 2017 business acquisitions for the six months ended June 30, 2017, including amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the three months and six months ended June 30, 2017, and the costs of acquisition included in professional fees on our consolidated statement of operations for the three and six months ended June 30, 2017.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Billboards
	CCO	Hartlind	Southeastern US	Subtotal
Amortization of intangible assets acquired for the three months ended June 30, 2017	$70,846	$45,770	$38,181	$154,797

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2017	$204,093	$99,665	$5,320	$309,078

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2017	$(21,391)	$38,431	$(54,043)	$(37,003)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended June 30, 2017	$-	$831	$21,563	$22,394

Amortization of intangible assets acquired for the six months ended June 30, 2017	$141,693	$76,284	$38,181	$256,158

Revenues since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2017	$359,076	$152,776	$5,320	$517,172

Earnings since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2017	$(41,755)	$55,729	$(54,043)	$(40,069)

Costs of acquisition included in professional fees in the consolidated statement of operations for the six months ended June 30, 2017	$14,468	$8,645	$21,563	$44,676

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

	Insurance
	SSS	SCS	Freestate	Subtotal	Total

Amortization of intangible assets acquired for the three months ended June 30, 2017	$-	$-	$-	$-	$154,797

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2017	$-	$-	$-	$-	$309,078

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended June 30, 2017	$-	$-	$-	$-	$(37,003)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended June 30, 2017	$-	$-	$-	$-	$22,394

Amortization of intangible assets acquired for the six months ended June 30, 2017	$-	$-	$-	$-	$256,158

Revenues since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2017	$-	$-	$-	$-	$517,172

Earnings since the acquisition date included in the consolidated statement of operations for the six months ended June 30, 2017	$-	$-	$-	$-	$(40,069)

Costs of acquisition included in professional fees in the consolidated statement of operations for the six months ended June 30, 2017	$-	$-	$-	$-	$44,676

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (continued)

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

Since there were no acquisitions during the three months and six months ended June 30, 2018, no pro forma results are included.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Revenue	$2,960,519	$5,666,907

Net Loss Attributable to Common Stockholders	$(1,460,839)	$(2,651,967)

Basic and Diluted Loss per Share	$(0.19)	$(0.37)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	7,594,585	7,247,906

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$7,818,900	$(4,232,685)	$3,586,215	$8,132,900	$(2,970,533)	$5,162,367
Permits, licenses, and lease acquisition costs	2,181,621	(239,472)	1,942,149	2,184,106	(178,835)	2,005,271
Site location	849,347	(51,904)	797,443	849,347	(23,593)	825,754
Noncompetition agreements	285,000	(94,917)	190,083	285,000	(66,417)	218,583
Trade names and trademarks	722,200	(158,417)	563,783	722,200	(112,250)	609,950
Technology	138,000	(99,660)	38,340	138,000	(76,662)	61,338
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	486,850	-	486,850	466,360	-	466,360

Total	$12,509,918	$(4,905,055)	$7,604,863	$12,805,913	$(3,456,290)	$9,349,623

The future amortization associated with the intangible assets is as follows:

	June 30,
	2019	2020	2021	2022	2023	Thereafter	Total

Customer relationships	$2,256,238	$1,210,675	$119,302	$-	$-	$-	$3,586,215
Permits, licenses, and lease acquisition costs	125,742	125,742	125,742	125,742	125,742	1,313,439	1,942,149
Site location	56,623	56,623	56,623	56,623	56,623	514,328	797,443
Noncompetition agreements	57,000	56,417	40,500	28,000	8,166	-	190,083
Trade names and trademarks	74,000	67,933	64,900	64,900	64,900	227,150	563,783
Technology	38,340	-	-	-	-	-	38,340

Total	$2,607,943	$1,517,390	$407,067	$275,265	$255,431	$2,054,917	$7,118,013

Amortization expense for the three months ended June 30, 2018 and 2017 was $690,905 and $422,673, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $1,451,240 and $795,899, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 7.	INTANGIBLE ASSETS (Continued)

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	17
Permits, licenses, and lease acquisition costs	185
Site location	169
Noncompetition agreements	40
Trade names and trademarks	67
Technology	10

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months and are carried at cost, U.S. Treasury securities and a corporate bond that are held to maturity and mature in less than twelve months, and a convertible note receivable. The certificates of deposit are held to maturity and mature in the upcoming year. The U.S. Treasury notes, the corporate bond, and the certificates of deposit are held by UC&S. For the six months ended June 30, 2018, gains on redemptions of U.S. Treasury notes were $2,137.

	June 30,	December 31,
	2018	2017

Certificates of deposit	$816,709	$746,219
U.S. Treasury notes and corporate bond	4,039,422	809,184
Convertible note receivable	-	103,896

Total	$4,856,131	$1,659,299

Convertible Note Receivable

On September 13, 2016, we purchased an unsecured convertible note receivable from Breezeway Homes, Inc. (“Breezeway”) for the principal sum of $100,000. The note bore interest at 3% per annum, with principal and accrued interest payable upon demand at the earlier of December 31, 2018 or the closing of Breezeway’s next equity financing.

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

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Note Receivable

On April 27, 2018, we made a short-term loan to CB&T Holding Corporation (“CB&T”). In connection with the short-term loan, CB&T issued us a promissory note in the principal amount of $2,116,972, with an interest rate of 15% per annum, and reimbursed us for certain costs associated with the transaction. The loan was repaid on June 1, 2018 together with $29,990 in interest.

U.S. Treasury Trading Securities and U.S. Treasury Securities Available for Sale

Our security investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Our trading securities consist of U.S. Treasury securities. Trading securities as of June 30, 2018 and December 31, 2017 are as follows:

Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury bills, June 30, 2018	$-	$-	$-

U.S. Treasury bills, December 31, 2017	$82,968,614	$132,191	$83,100,805

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the balance sheet. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Securities available for sale as of June 30, 2018 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury securities, June 30, 2018	$150,100,946	$245,494	$150,346,440

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

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

Long-term investments consist of the following:

	June 30,	December 31,
	2018	2017

U.S. Treasury securities, held to maturity	$2,083,624	$2,820,855
Certificates of deposit	931,291	1,080,426
Preferred stock	104,019	-
Non-voting common units of Dream Finders Holdings, LLC	10,000,000	10,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	-

Total	$32,177,419	$13,901,281

Cost Investments

On May 31, 2018, we invested $19,058,485 in voting common stock of CB&T, the privately held parent company of Crescent Bank & Trust. Our investment represents 14.99% of CB&T’s outstanding common stock. CB&T is a closely held corporation, whose majority ownership rests with one family.

During late December 2017, we invested $10,000,000 in non-voting common units of Dream Finders Holdings, LLC, a national homebuilder. Excluding their non-convertible preferred equity, our investment represents an approximately 5% ownership stake in the company.

During January 2018, we exchanged our convertible note receivable from Breezeway for 31,227 shares of preferred stock. The preferred stock is noncumulative and has a dividend rate of $.2665 per share, should dividends be declared. The preferred stock has one vote per share and is convertible into whole shares of common stock, determined according to the conversion formula contained in Breezeway’s amended and restated articles of incorporation.

We reviewed our investments as of June 30, 2018 and December 31, 2017 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and TAG SW 1, LLC having a combined carrying amount of $417,287 on June 30, 2018, are managed by a member of our board of directors. During the six months ended June 30, 2018, TAG SW 1, LLC sold its remaining investments and realized a gain on the sale of its assets.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates (continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets:

	June 30,	December 31,
	2018	2017

Beginning of period	$952,128	$871,918
Additional investments in unconsolidated affiliates	-	66,000
Distributions received	(382,443)	(59,550)
Loss on investment in affiliate	(107,630)	-
Equity in income of unconsolidated affiliates	385,091	73,760

End of period	$847,146	$952,128

The loss on investment in affiliate is related to the wind-down of TAG SW 1, LLC and is included on our consolidated statements of operations in the caption “Loss on disposition of investments.”

NOTE 9.	FAIR VALUE

At June 30, 2018 and December 31, 2017, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, and accounts payable. The fair values of cash, cash equivalents, restricted cash, receivables, and accounts payable approximated carrying values because of the short-term nature of these instruments. U.S. Treasury trading securities and U.S. Treasury securities available for sale are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. Substantially all of the fair value is determined using observed prices of publicly traded debt, level 1 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Trading Gains	Current Period
	Jun. 30, 2018	Assets	and Losses	Earnings (Loss)

U.S. Treasury trading securities	$-	$-	$6,406	$(132,191)

U.S. Treasury securities available for sale	150,346,440	150,346,440	44,354	245,494

			$50,760	$113,303

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 10.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2017	$-
Additions	179,917
Accretion expense	5,995
Liabilities settled	(11,243)

Balance, June 30, 2018	$174,669

NOTE 11.	CAPITAL STOCK

On February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, pursuant to which we agreed to issue and sell to three limited partnerships up to an aggregate of $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. Two of the three limited partnerships are entities managed by The Magnolia Group, LLC, and the third limited partnership is an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our board of directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018. It consisted of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The closing of the second tranche of shares to be sold under the agreement occurred on May 15, 2018. It consisted of the sale of 3,137,768 shares resulting in gross proceeds of approximately $73,110,000 and in aggregate gross proceeds from the private placement of approximately $150,000,000 in total.

Also in February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective by the SEC on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. Through June 30, 2018, Cowen sold an aggregate of 1,149,849 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $26,087,283 and net proceeds of $25,304,665, net of commission paid to Cowen.

On May 4, 2018, we filed an amendment to our second amended and restated certificate of incorporation which increased our authorized shares of common stock. Our authorized capital stock now consists of 40,000,000 shares of common stock, of which 38,838,884 shares are designated as Class A common stock and 1,161,116 shares are designated as Class B common stock, and 1,000,000 shares of undesignated preferred stock.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 11.	CAPITAL STOCK (Continued)

As of June 30, 2018 there were 105,556 outstanding warrants for our Class B common stock. A summary of warrant activity for the six months ended June 30, 2018 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2017	105,556	$9.95	7.5	$2,368,677

Issued	-
Exercised	-
Expired	-

Outstanding as of June 30, 2018	105,556	$9.95	7.0	$1,173,783

NOTE 12.	FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 6), we acquired the leases for over 450 billboard locations. Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 1,002 months. In many instances, we can cancel the lease with little or no penalty. Ground rents for the three months and six months ended June 30, 2018 were $447,635 and $850,747 respectively; and for the three months and six months ended June 30, 2017 were $350,781 and $637,924, respectively. Contingent rents included in ground rents for the three months and six months ended June 30, 2018 were $92,081 and $116,685, respectively; and for three months and six months ended June 30, 2017 were $9,302 and $20,234, respectively.

We lease office space under leases expiring between 2018 and 2022. Rent expense included in general and administrative expense for the three months and six months ended June 30, 2018 was $86,559 and $183,096, respectively; and for the three months and six months ended June 30, 2017 was $50,447 and $95,263, respectively.

Future minimum rents are as follows for the twelve months ending June 30:

2019	$1,312,993
2020	1,202,230
2021	1,104,883
2022	947,708
2023	886,710
Thereafter	4,397,508

Total	$9,852,032

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 13.	INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, UC&S, and GIIC. UC&S, SSS and SCS clients are multi-state and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, UC&S, and GIIC and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, and Wisconsin.

Three Months Ended June 30, 2018	GIG	LMH	Unallocated	Total Consolidated

Revenue	$1,290,490	$1,699,269	$-	$2,989,759
Segment gross profit	1,025,818	856,482	-	1,882,300
Segment loss from operations	(1,204,432)	(783,029)	(516,230)	(2,503,691)
Capital expenditures	2,549	1,181,656	-	1,184,205
Depreciation and amortization	316,086	681,533	-	997,619

				Total
Three Months Ended June 30, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$779,565	$1,215,318	$-	$1,994,883
Segment gross profit	711,485	596,094	-	1,307,579
Segment loss from operations	(418,264)	(699,994)	(271,052)	(1,389,310)
Capital expenditures	-	4,468,496	-	4,468,496
Depreciation and amortization	50,678	605,236	-	655,914

				Total
Six Months Ended June 30, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$2,563,244	$3,249,459	$-	$5,812,703
Segment gross profit	2,085,708	1,683,838	-	3,769,546
Segment loss from operations	(2,247,811)	(1,501,711)	(1,496,560)	(5,246,082)
Capital expenditures	10,031	1,758,989	-	1,769,020
Depreciation and amortization	641,220	1,445,427	-	2,086,647

				Total
Six Months Ended June 30, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$1,635,000	$2,229,810	$-	$3,864,810
Segment gross profit	1,380,326	1,119,501	-	2,499,827
Segment loss from operations	(651,948)	(1,158,488)	(678,769)	(2,489,205)
Capital expenditures	-	10,586,030	-	10,586,030
Depreciation and amortization	101,357	1,151,250	-	1,252,607

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2018 and 2017

NOTE 13.	INDUSTRY SEGMENTS (Continued)

				Total
As of June 30, 2018	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$469,969	$820,997	$-	$1,290,966
Goodwill	8,719,294	16,286,867	-	25,006,161
Total assets	25,237,935	33,256,376	265,949,091	324,443,402

				Total
As of December 31, 2017	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$433,225	$662,552	$-	$1,095,777
Goodwill	8,719,294	15,972,867	-	24,692,161
Total assets	25,762,437	32,443,777	95,270,870	153,477,084

NOTE 14.	CUSTODIAL RISK

At June 30, 2018, we had approximately $85,700,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 15.	SUBSEQUENT EVENTS

On July 31, 2018, we completed the acquisition of Tammy Lynn Outdoor, LLC (“Tammy Lynn”), based in Bluefield, West Virginia. The assets acquired are located in Virginia and West Virginia. The majority of the purchase price was paid in cash, however, as part of the consideration for the purchase the seller received 85,170 shares of our Class A common stock. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States.

For the month ended July 31, 2018, Cowen sold an additional 28,080 shares of our Class A common stock, under the “at the market” Sales Agreement, resulting in net proceeds to us of $590,844. (See Note 11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are currently engaged in three areas of business: outdoor billboards, surety insurance and related brokerage activities, and minority investments.  In our current corporate form, we began acquiring billboard businesses in June 2015. Since that time, we have completed a number of acquisitions and as of this date (including recent acquisitions) own over 560 billboard structures in six states.  On July 31, 2018, we completed the acquisition of Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” the fifth largest billboard company in West Virginia, with over 85 billboard structures and over 260 advertising faces. In the insurance business, we acquired our first surety insurance agency in April 2016 and in December 2016, we completed the acquisition of United Casualty & Surety Insurance Company, which we refer to as “UC&S,” a surety insurance company, which at that time was licensed to conduct business in nine states and is now licensed in 48 states and the District of Columbia.  In 2017, we completed the acquisition of three additional surety insurance brokerage businesses. We expect to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States and we hope to complete licensing UC&S in all 50 states this year.

In addition, we have previously made investments in several commercial real estate management services businesses starting in the second half of 2015, and in late December 2017 we invested $10 million in Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Florida, Texas, Georgia, Colorado and the greater northern Virginia and Maryland areas.  On May 31, 2018, we invested through one of our subsidiaries approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc., which we refer to as “Crescent.” Crescent is a bank that generates the majority of its revenues from indirect auto lending. It also provides retail and business banking services to customers and clients in southeastern Louisiana.

In each of our businesses, we hope to expand our geographic reach and to develop a low cost advantage and/or brand name for our services which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, businesses and individuals required to provide surety bonds in connection with their work for government agencies and others, and to meet regulatory licensing and other needs. Our plan is to expand our insurance offerings and underwriting in all 50 states and the District of Columbia. In outdoor billboards, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to continue to make additional investments in real estate management service businesses as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and to possibly consider acquisitions of other businesses, as well as investments, in different sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

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

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In addition to our recent acquisition of Tammy Lynn, we are continuing to pursue additional acquisitions of billboard businesses in different geographic areas of the United States. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in Crescent provides the opportunity for Crescent to significantly grow its business.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following is a comparison of our results of operations for the three months ended June 30, 2018, which we refer to as the “second quarter of fiscal 2018,” compared to the three months ended June 30, 2017, which we refer to as the “second quarter of fiscal 2017.” Our results for the second quarter of fiscal 2018 include the operating results of certain billboard operations which were acquired during fiscal 2017. In addition, these results include our acquisition of a controlling interest in South Coast Surety Insurance Services, LLC, which we refer to as “SCS,” and the acquisition of each of Surety Support Services, Inc., which we refer to as “SSS,” and Freestate Bonds, Inc., which we refer to as “Freestate,” each of which was completed in the second half of fiscal 2017. In the second quarter of fiscal 2018, Freestate was reorganized into The Warnock Insurance Agency, Inc., which we refer to as “Warnock.” Therefore, comparisons of our results for the second quarter of fiscal 2018 to the second quarter of fiscal 2017 may not be meaningful.

Revenues. For the second quarter of fiscal 2018 and the second quarter of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues:
Billboard rentals	$1,699,269	56.8%	$1,215,318	60.9%	$483,951
Premiums earned	507,045	17.0%	531,557	26.7%	(24,512)
Insurance commissions	751,684	25.1%	209,598	10.5%	542,086
Investment and other income	31,761	1.1%	38,410	1.9%	(6,649)
Total Revenues	$2,989,759	100.0%	$1,994,883	100.0%	$994,876

We realized total revenues of $2,989,759 during the second quarter of fiscal 2018, an increase of 49.9% over revenues of $1,994,883 during the second quarter of fiscal 2017.

●

Second quarter of fiscal 2018 billboard rentals increased 39.8% from second quarter of fiscal 2017, reflecting the acquisition of billboards during the second quarter of fiscal 2017 as well as improving rental and occupancy rates of our billboards.

●

Premiums earned from our UC&S insurance subsidiary in the second quarter of fiscal 2018 decreased 4.6% as contrasted to the second quarter of fiscal 2017.  During fiscal 2017, our insurance operations focused on increasing the number of states in which UC&S may sell surety insurance from nine states as of January 1, 2017 to 48 states and the District of Columbia as of August 10, 2018 and, as a result, the company incurred a decline in gross written premium when measured from the previous year. This trend has since reversed itself, however, any increase in bookings from new surety bond issuances will not be immediately fully reflected in our revenues for that quarter as revenues from surety bond premiums are recognized over the life of the surety bond. In addition, during the past three fiscal quarters, UC&S has undergone significant changes, including the addition of senior sales and financial management, improving information technology systems, focusing additional efforts in expanding UC&S’ infrastructure and improving and expanding the use of reinsurance arrangements. We believe that our efforts in repositioning UC&S and our expanded brokerage sales force provide us with a strong foundation over the longer term for increasing revenues from premiums earned.

●

Revenues from insurance commissions generated by our surety brokerage operations increased by 258.6%, primarily reflecting increased commission income at Warnock, and the acquisitions of a majority stake in SCS and the acquisitions of each of SSS and Freestate, each of which occurred after the completion of the second quarter of fiscal 2017.

●	Investment and other income decreased 17.3% to $31,761 in the second quarter of fiscal 2018 from $38,410 in the second quarter of fiscal 2017.

Expenses. For the second quarter of fiscal 2018 and the second quarter of fiscal 2017, our expenses, in dollars, and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$842,787	28.2%	$619,224	31.0%	$223,563
Cost of insurance revenues	264,672	8.9%	68,080	3.4%	196,592
Employee costs	1,863,658	62.3%	929,487	46.6%	934,171
Professional fees	576,461	19.3%	452,117	22.7%	124,344
Depreciation	306,714	10.3%	233,241	11.7%	73,473
Amortization	690,905	23.1%	422,673	21.2%	268,232
General and administrative	848,942	28.3%	427,260	21.4%	421,682
Loss on disposition of assets	81,857	2.7%	228,431	11.5%	(146,574)
Accretion	2,939	0.1%	-	0.0%	2,939
Bad debt expense	14,515	0.5%	3,680	0.2%	10,835
Total Costs and Expenses	$5,493,450	183.7%	$3,384,193	169.7%	$2,109,257

During the second quarter of fiscal 2018, we had total costs and expenses of $5,493,450, as compared to total costs and expenses of $3,384,193 in the second quarter of fiscal 2017. Total costs and expenses as a percentage of total revenues increased from 169.7% in the second quarter of fiscal 2017 to 183.7% in the second quarter of fiscal 2018, an increase of 62.3%. Many of our most significant increases in costs reflect our increases in personnel and general and administrative operations from acquisitions made in the second half of fiscal 2017 and to meet future anticipated demand, particularly in our insurance operations. Cost of insurance revenues, employee costs, amortization, and general and administrative expenses increased at a higher rate than revenues in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017. Cost of billboard revenues, depreciation, professional fees and loss on disposition of assets as a percentage of total revenues decreased. Accretion and bad debt expense remained relatively constant.

●

Cost of billboard revenues increased by $223,563 from the second quarter of fiscal 2017 to the second quarter of fiscal 2018, primarily due to increased land expense as we brought newly acquired billboards on line as well as increased commissions paid reflecting the greater sales volume.

●

Cost of insurance revenues consisted primarily of commissions paid by Warnock, SCS, SSS, and UC&S. Due to the additional insurance brokerages acquired during fiscal 2017, the cost of insurance revenues increased by 288.8% from the second quarter of fiscal 2017 to the second quarter of fiscal 2018.

●

During the second quarter of fiscal 2018 total employee costs increased by 100.5% from the second quarter of fiscal 2017. Employee costs as a percentage of revenues increased to 62.3% in the second quarter of fiscal 2018 from 46.6% in the second quarter of fiscal 2017. This increase was due primarily to increased staffing levels in our billboard and insurance operations as we hired in anticipation of future growth through future acquisitions. Employee costs in our insurance operation increased to $1,190,693 in the second quarter of fiscal 2018 from $557,040 in the second quarter of fiscal 2017, an increase of 113.8%. This increase in staffing levels reflects increased headcount in both our brokerage employees as a result of the acquisitions and increased staffing to meet future anticipated demand for our UC&S operations. Additionally, we have also added senior personnel and other personnel in technology and finance roles. Employee costs in our billboard operation increased to $602,411 in the second quarter of fiscal 2018 from $281,638 in the second quarter of fiscal 2017, an increase of 113.9%. This increase in staffing levels reflects increased staffing to meet future anticipated demand in new markets and the addition of finance personnel.

●

Professional fees in the second quarter of fiscal 2018 were $576,461, or 19.3% of total revenues, as compared to $452,117, or 22.7% of total revenues, in the second quarter of fiscal 2017. Professional fees increased in the second quarter of fiscal 2018, primarily due to accounting, audit, legal and consulting fees, but decreased as a percentage of total revenues.

●

Non-cash expenses in the second quarter of fiscal 2018 included $306,714 in depreciation expenses, $690,905 in amortization expenses and $2,939 in accretion expenses. Depreciation expenses increased by 31.5% and amortization expenses increased by 63.5% from the second quarter of fiscal 2017 to the second quarter of fiscal 2018 and are primarily associated with the acquisition of UC&S in fiscal 2016, our acquisitions of certain billboards in fiscal 2017, and the acquisition of a majority stake in SCS in the second half of fiscal 2017. Accretion expenses are in connection with asset retirement obligations for certain billboard assets. We did not have accretion expenses in the second quarter of fiscal 2017.

●

General and administrative expenses increased from $427,260 to $848,942, an increase of 98.7%, reflecting increases primarily due to computer and software expenses, as well as advertising and business licenses expenses associated with our increased operations and acquisitions, and increased insurance costs associated with liability and other insurance products we purchase for our operations. As a percentage of total revenues, general and administrative expenses increased from 21.4% in the second quarter of fiscal 2017 to 28.3% in the second quarter of fiscal 2018.

Net Loss from Operations. As a result of our costs and expenses associated with expanding our business operations, net loss from operations for the second quarter of fiscal 2018 was $2,503,691, or 83.7% of total revenues, as compared to a net loss from operations of $1,389,310, or 69.6% of total revenues, in the second quarter of fiscal 2017.  The increase in net loss from operations as a percentage of total revenues was primarily due to the increases in personnel costs, general and administrative expenses, cost of insurance revenues and amortization expenses as a percentage of total revenues.

Other Income (Expense).  During the second quarter of fiscal 2018, we had net other income of $900,961, or 30.1% of total revenues. Net other income includes $101,429 in equity in income of unconsolidated affiliates and $206,306 from unrealized gains in securities, which was offset by a $54,733 loss on the disposition of investments. Net other income also includes interest income of $648,223, or 21.7% of total revenues, primarily on the investment of the cash on hand prior to our 2017 public offering, the proceeds of our 2017 public offering, the proceeds from our 2018 private placement, and the proceeds from our “at the market offering” that commenced in March 2018, which was offset by interest expense of $264.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $1,598,097 in the second quarter of fiscal 2018, as contrasted to a net loss attributable to common stockholders of $1,367,816 in the second quarter of fiscal 2017. Our loss on a per share basis in the second quarter of fiscal 2018 was $0.08, based on 19,165,153 weighted average shares outstanding, as compared to a per share loss of $0.18, based on 7,594,585 weighted shares outstanding in the second quarter of fiscal 2017. The increase in weighted average shares outstanding reflects the 7,465,342 shares of Class A common stock issued in our June 2017 public offering, as well as 6,437,768 shares of Class A common stock issued in our private placement in the first half of fiscal 2018, and 1,149,849 shares of Class A common stock issued in connection with our “at the market” offering in the first half of fiscal 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following is a comparison of our results of operations for the six months ended June 30, 2018, which we refer to as the “first half of fiscal 2018,” compared to the six months ended June 30, 2017, which we refer to as the “first half of fiscal 2017.” Our results for the first half of fiscal 2018 include the operating results of certain billboard operations which were acquired during fiscal 2017. In addition, these results include our acquisition of a controlling interest in SCS, and the acquisitions of SSS and Freestate, each of which was completed in the second half of fiscal 2017. Therefore, comparisons of our results for the first half of fiscal 2018 to the first half of fiscal 2017 may not be meaningful.

Revenues. For the first half of fiscal 2018 and the first half of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues
Revenues:
Billboard rentals	$3,249,459	55.9%	$2,229,810	57.7%	$1,019,649
Premiums earned	984,349	16.9%	1,024,099	26.5%	(39,750)
Insurance commissions	1,516,868	26.1%	542,766	14.0%	974,102
Investment and other income	62,027	1.1%	68,135	1.8%	(6,108)
Total Revenues	$5,812,703	100.0%	$3,864,810	100.0%	$1,947,893

We realized total revenues of $5,812,703 during the first half of fiscal 2018, an increase of 50.4% over revenues of $3,864,810 during the first half of fiscal 2017.

●

During the first half of fiscal 2018, we realized billboard revenues of $3,249,459, an increase of 45.7% over revenues of $2,229,810 for billboard rentals during the first half of fiscal 2017. This increase was mainly driven by the acquisition of additional billboards and improving rentals and occupancy rates of our billboards.

●

Revenues during the first half of fiscal 2018 included $984,349 in premiums earned from UC&S. During fiscal 2017, our insurance operations focused on increasing the number of states in which UC&S may sell surety insurance. UC&S’ authority to issue surety bonds increased from nine states as of January 1, 2017 to 48 states and the District of Columbia as of August 10, 2018. During the past three fiscal quarters, UC&S has undergone significant changes, including the addition of senior sales and financial management, improving information technology systems, focusing additional efforts in expanding UC&S’ infrastructure and improving and expanding the use of reinsurance arrangements. Also, our revenues from surety bond premiums are recognized over the life of the surety bond. Thus, any increase in bookings from new surety bond issuances will not be immediately fully reflected in our revenues for that quarter. We believe that our efforts in repositioning UC&S and our expanded brokerage sales force provide us with a strong foundation over the longer term for increasing revenues from premiums earned.

●

Revenues from insurance commissions generated by our surety brokerage operations were $1,516,868 during the first half of fiscal 2018, an increase of 179.5% from the first half of fiscal 2017. This increase is primarily due to increased commissions at Warnock and during the second half of fiscal 2017 the acquisitions of a majority stake in SCS and the acquisitions of each of SSS and Freestate.

●	Investment and other income decreased 9.0% to $62,027 during the first half of fiscal 2018 from $68,135 in the first half of fiscal 2017.

Expenses. For the first half of fiscal 2018 and the first half of fiscal 2017, our expenses, in dollars, and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$1,565,621	26.9%	$1,110,309	28.8%	$455,312
Cost of insurance revenues	477,536	8.2%	254,674	6.6%	222,862
Employee costs	3,706,024	63.8%	1,760,334	45.5%	1,945,690
Professional fees	1,420,375	24.4%	906,120	23.4%	514,255
Depreciation	635,407	10.9%	456,708	11.8%	178,699
Amortization	1,451,240	25.0%	795,899	20.6%	655,341
General and administrative	1,700,215	29.3%	837,860	21.7%	862,355
Loss on disposition of assets	81,857	1.4%	228,431	5.9%	(146,574)
Accretion	5,995	0.1%	-	0.0%	5,995
Bad debt expense	14,515	0.3%	3,680	0.1%	10,835
Total Costs and Expenses	$11,058,785	190.3%	$6,354,015	164.4%	$4,704,770

During the first half of fiscal 2018, we had total costs and expenses of $11,058,785, primarily from employee and general and administrative costs and non-cash expenses. Total costs and expenses for the first half of fiscal 2018 increased by $4,704,770, an increase of 74.0% from the first half of fiscal 2017. Many of our most significant increases in costs reflect our increases in personnel and general and administrative operations from acquisitions made in the second half of fiscal 2017 and to meet future anticipated demand, particularly in our insurance operations. Cost of insurance revenues, employee costs, professional fees, amortization, and general and administrative expenses increased at a higher rate than revenues in the first half of fiscal 2018 as compared to the first half of fiscal 2017.  Cost of billboard revenues, depreciation, and loss on disposition of assets as a percentage of total revenues decreased. Accretion and bad debt expense remained relatively constant.

During the first half of fiscal 2018:

●

Billboard expenses increased by $455,312 from the first half of fiscal 2017 to the first half of fiscal 2018, but decreased as a percentage of revenues from 28.8% in the first half of fiscal 2017 to 26.9% in the first half of fiscal 2018.

●

Cost of insurance revenues was $477,536 in the first half of fiscal 2018, an 87.5% increase from $254,674 in the first half of fiscal 2017, primarily due to the acquisition of a majority stake in SCS and the acquisitions of SSS and Freestate in the second half of fiscal 2017.

●

In the first half of fiscal 2018 employee costs increased 110.5% to $3,706,024 from $1,760,334 in the first half of fiscal 2017. This increase was due primarily to increased staffing levels in our billboard and insurance operations, and reflects increased headcount as a result of the acquisitions and increased staffing to meet future anticipated demand for our operations.

●

Professional fees in the first half of fiscal 2018 were $1,420,375, or 24.4% of total revenues, compared to $906,120, or 23.4% of total revenues, for the first half of fiscal 2017. Professional fees in the first half of 2018 were primarily due to accounting, audit, legal and consulting fees.

●

Non-cash expenses in the first half of fiscal 2018 included $635,407 in depreciation and $1,451,240 in amortization expenses, a combined 35.9% of total revenues, compared to $456,708 in depreciation and $795,899 in amortization expenses, a combined 32.4% of total revenues, during the first half of fiscal 2017. The higher depreciation and amortization expenses are primarily associated with the acquisition of UC&S in fiscal 2016, our acquisitions of certain billboards in fiscal 2017, and the acquisition of a majority stake in SCS in the second half of fiscal 2017.

●

General and administrative expenses increased to $1,700,215 from $837,860, an increase of 102.9%. As a percentage of total revenues, general and administrative expenses increased from 21.7% in the first half of fiscal 2017 to 29.3% in the first half of fiscal 2018. The increase in absolute dollars was due primarily to computer and software expenses, as well as advertising and business licenses expenses associated with our increased operations and acquisitions, and increased insurance costs associated with liability and other insurance products we purchase for our operations.

Net Loss from Operations. Net loss from operations for the first half of fiscal 2018 was $5,246,082, or 90.3% of total revenues, as compared to a net loss from operations of $2,489,205, or 64.4% of total revenues, in the first half of fiscal 2017. The increase in net loss from operations as a percentage of total revenues was primarily due to the increases in personnel costs, general and administrative expenses, professional fees and amortization expenses as a percentage of total revenues.

Other Income (Expense).  During the first half of fiscal 2018, we had $1,091,946 in interest income primarily from the investment of the proceeds from our 2018 private placement and proceeds from our “at the market” offering. Interest income was offset by $1,804 of interest expense in the first half of fiscal 2018.  We also had $113,303 in unrealized gains from securities, which was offset by a loss of $54,733 on a loss on the disposition of investments. During the first half of fiscal 2018, we had equity in income of $385,091 from our interests in certain real estate ventures compared to $15,233 during the first half of fiscal 2017.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $3,667,479 during the first half of fiscal 2018, or a loss per share of $0.21, based on 17,780,454 weighted average shares outstanding. This compared to a net loss attributable to common stockholders in the amount of $2,478,027 during the first half of fiscal 2017, or a loss per share of $0.34, based on 7,247,906 weighted average shares outstanding. In the first half of fiscal 2018, we completed a private placement and began an “at the market” program, which increased the weighted average shares outstanding from the first half of fiscal 2017 to the first half of fiscal 2018.

Results of Operations by Segment

The following tables report results for the following two segments in which we operate, billboards and insurance, for the second quarter of fiscal 2018 and the second quarter of fiscal 2017:

Results of Billboard Operations

	For the Three Months Ended June 30, (unaudited)
	2018	2017
Operating Revenues
Billboard rentals	$1,699,269	$1,215,318
Cost of Revenues
Ground rents	447,635	350,781
Utilities	87,531	76,938
Commissions paid	181,668	60,132
Other costs of revenues	125,953	131,373
Total cost of revenues	842,787	619,224
Gross profit	856,482	596,094
Other Operating Expenses
Employee costs	602,411	281,638
Professional fees	35,263	82,438
Depreciation	304,256	229,852
Amortization	377,277	375,384
General and administrative	221,867	94,665
Accretion	2,939	-
Loss on disposition of assets	81,857	228,431
Bad debt expense	13,641	3,680
Total expenses	1,639,511	1,296,088
Segment Loss from Operations	(783,029)	(699,994)
Interest income (expense)	41	-
Net Loss Attributable to Common Stockholders	$(782,988)	$(699,994)

Comparison of the Second Quarter of Fiscal 2018 to the Second Quarter of Fiscal 2017. Net loss from operations for this segment increased due primarily to the following:

●

Second quarter of fiscal 2018 billboard rentals increased 39.8% from second quarter of fiscal 2017, reflecting the acquisition of billboards during the second quarter of fiscal 2017 as well as improving rental and occupancy rates of our billboards.

●

Increased commissions associated with an increase in revenue driven by acquisitions during the first and second quarters of fiscal 2017 as well as an increase in the utilization rate of newly acquired billboards after the second quarter of fiscal 2017.

●

Increased ground rents, primarily from the acquisitions during the first and second quarters of fiscal 2017. As a percentage of revenue, ground rents were 26.3% in the second quarter of fiscal 2018, compared to 28.9% in the second quarter of fiscal 2017.

●	Increased employee costs associated with increased staffing to meet future anticipated demand in new markets and the addition of sales, operations, finance and administrative personnel.

●	Higher general and administrative costs driven by the increase in staffing levels as well as travel related costs associated with routine business operations and acquisition due diligence.

The segment loss from operations was partially offset by higher revenues primarily associated with increased utilization, the acquisition of additional billboards in 2017 and decreases in depreciation and amortization as a percentage of revenues. Professional fees also decreased from the second quarter of fiscal 2017 as compared to the second quarter of fiscal 2018.

Results of Insurance Operations

	For the Three Months Ended June 30, (unaudited)
	2018	2017
Operating Revenues
Premiums earned	$507,045	$531,557
Insurance commissions	751,684	209,598
Salvage and subrogation	-	3,613
Investment and other income	31,761	34,797
Total operating revenues	1,290,490	779,565
Cost of Revenues
Commissions paid	236,289	67,984
Taxes - premium excise	28,383	(3,008)
Losses and loss adjustment expense	-	3,104
Total cost of revenues	264,672	68,080
Gross profit	1,025,818	711,485
Other Operating Expenses
Employee costs	1,190,693	557,040
Professional fees	223,115	230,172
Depreciation	2,458	3,389
Amortization	313,628	47,289
Bad debt expense	873	-
General and administrative	499,483	291,859
Total expenses	2,230,250	1,129,749
Segment Loss from Operations	(1,204,432)	(418,264)
Interest income (expense)	(218)	(1,833)
Gain on sale of investments	2,137	-
Noncontrolling interest in subsidiary loss	4,633	-
Net Loss Attributable to Common Stockholders	$(1,197,880)	$(420,097)

Comparison of the Second Quarter of Fiscal 2018 to the Second Quarter of Fiscal 2017. Net loss from operations for this segment increased due primarily to the following:

●

Premiums earned from our UC&S insurance subsidiary in the second quarter of fiscal 2018 decreased 4.6% as contrasted to the second quarter of fiscal 2017.  During fiscal 2017, our insurance operations focused on increasing the number of states in which UC&S may sell surety insurance from nine states as of January 1, 2017 to 48 states and the District of Columbia as of August 10, 2018 and, as a result, the company incurred a decline in gross written premium when measured from the previous year. This trend has since reversed itself, however, any increase in bookings from new surety bond issuances will not be immediately fully reflected in our revenues for that quarter as revenues from surety bond premiums are recognized over the life of the surety bond. In addition, during the past three fiscal quarters, UC&S has undergone significant changes, including the addition of senior sales and financial management, improving information technology systems, focusing additional efforts in expanding UC&S’ infrastructure and improving and expanding the use of reinsurance arrangements.  We believe that our efforts in repositioning UC&S and our expanded brokerage sales force provide us with a strong foundation over the longer term for increasing revenues from premiums earned.

●	Increased commissions paid, primarily due to increased revenues within our brokerage operations.

●

Higher employee expenses reflecting growth at Warnock, the acquisition of a majority stake in SCS and the acquisitions of SSS and Freestate in the second half of 2017. In addition, overhead was added at GIG generally in the areas of accounting and information technology staffing in fiscal 2017.

●

Increased amortization expense primarily associated with the acquisition of UC&S in fiscal 2016 and the acquisition of a majority interest in SCS after the completion of the second quarter of fiscal 2017.

●	Increased general and administrative expenses associated with these expanding operations, including increased computer and software, rent, licensing and marketing expenses.

The increase in loss from insurance operations was partially offset by higher insurance commissions associated with Warnock, SCS, SSS and Freestate, and from decreased professional fees and depreciation.

The following tables report results for the following two segments in which we operate, billboards and insurance, for the first half of fiscal 2018 and the first half of fiscal 2017:

Results of Billboard Operations

	For the Six Months Ended June 30, (unaudited)
	2018	2017
Operating Revenues
Billboard rentals	$3,249,459	$2,229,810
Cost of Revenues
Ground rents	850,747	637,924
Utilities	182,114	135,429
Commissions paid	300,082	105,509
Other costs of revenues	232,678	231,447
Total cost of revenues	1,565,621	1,110,309
Gross profit	1,683,838	1,119,501
Other Operating Expenses
Employee costs	1,089,026	561,050
Professional fees	123,347	122,137
Depreciation	626,027	449,928
Amortization	819,400	701,322
General and administrative	426,256	211,441
Accretion	5,995	-
Loss on disposition of assets	81,857	228,431
Bad debt expense	13,641	3,680
Total expenses	3,185,549	2,277,989
Segment Loss from Operations	(1,501,711)	(1,158,488)
Interest income (expense)	79	-
Net Loss Attributable to Common Stockholders	$(1,501,632)	$(1,158,488)

Comparison of the First Half of Fiscal 2018 to the First Half of Fiscal 2017. Net loss from operations for this segment increased due primarily to the following:

●

During the first half of fiscal 2018, we realized billboard revenues of $3,249,459, an increase of 45.7% over revenues of $2,229,810 for billboard rentals during the first half of fiscal 2017. This increase was mainly driven by the acquisition of additional billboards and improving rentals and occupancy rates of our billboards.

●

Increased ground rents, primarily from the acquisitions during the first and second quarters of fiscal 2017. As a percentage of revenue, ground rents were 26.2% in the first half of fiscal 2018, compared to 28.6% in the first half of fiscal 2017.

●

Increased commissions associated with an increase in revenue driven by acquisitions during the first and second quarters of fiscal 2017 as well as an increase in the utilization rate of newly acquired billboards after the second quarter of fiscal 2017.

●	Increased employee costs associated with increased staffing to meet future anticipated demand in new markets and the addition of sales, operations, finance and administrative personnel.

●	Higher general and administrative costs driven by the increase in staffing levels as well as travel related costs associated with routine business operations and acquisition due diligence.

●

Increased non-cash expenses, including a 39.1% increase in depreciation expense and a 16.8% increase in amortization expense, primarily associated with the acquisition of additional billboards during fiscal 2017.

The segment loss from operations was partially offset by higher revenues associated with increased utilization, the acquisition of additional billboards in 2017 and relatively constant professional fees.

Results of Insurance Operations

	For the Six Months Ended June 30, (unaudited)
	2018	2017
Operating Revenues
Premiums earned	$984,349	$1,024,099
Insurance commissions	1,516,868	542,766
Salvage and subrogation	-	11,661
Investment and other income	62,027	56,474
Total operating revenues	2,563,244	1,635,000
Cost of Revenues
Commissions paid	422,928	202,528
Taxes - premium excise	54,608	40,994
Losses and loss adjustment expense	-	11,152
Total cost of revenues	477,536	254,674
Gross profit	2,085,708	1,380,326
Other Operating Expenses
Employee costs	2,386,194	1,044,603
Professional fees	352,398	381,779
Depreciation	9,380	6,780
Amortization	631,840	94,577
Bad debt expense	873	-
General and administrative	952,834	504,535
Total expenses	4,333,519	2,032,274
Segment Loss from Operations	(2,247,811)	(651,948)
Interest income (expense)	(1,560)	(3,666)
Gain on sale of investments	2,137	-
Noncontrolling interest in subsidiary loss	44,800	-
Net Loss Attributable to Common Stockholders	$(2,202,434)	$(655,614)

Comparison of the First Half of Fiscal 2018 to the First Half of Fiscal 2017. Net loss from operations for this segment increased due primarily to the following:

●

Decreased premiums earned from our UC&S insurance subsidiary in the first half of fiscal 2018. During fiscal 2017, our insurance operations focused on increasing the number of states in which UC&S may sell surety insurance. UC&S’ authority to issue surety bonds increased from nine states as of January 1, 2017 to 48 states and the District of Columbia as of August 10, 2018. During the past three fiscal quarters, UC&S has undergone significant changes, including the addition of senior sales and financial management, improving information technology systems, focusing additional efforts in expanding UC&S’ infrastructure and improving and expanding the use of reinsurance arrangements. Also, our revenues from surety bond premiums are recognized over the life of the surety bond. Thus, any increase in bookings from new surety bond issuances will not be immediately fully reflected in our revenues for that quarter. We believe that our efforts in repositioning UC&S and our expanded brokerage sales force provide us with a strong foundation over the longer term for increasing revenues from premiums earned.

●	Increased commissions paid, primarily due to increased revenues within our brokerage operations.

●

Higher employee expenses reflecting growth at Warnock, the acquisition of a majority stake in SCS and the acquisitions of SSS and Freestate in the second half of 2017. In addition, overhead was added at GIG generally in the areas of accounting and information technology staffing in the second half of fiscal 2017.

●

Increased amortization expense primarily associated with the acquisition of UC&S in fiscal 2016 and the acquisition of a majority interest in SCS after the completion of the second quarter of fiscal 2017.

●	Increased general and administrative expenses associated with these expanding operations, including increased computer and software, rent, licensing and marketing expenses.

The increase in loss from insurance operations was partially offset by higher insurance commissions associated with Warnock, SCS, SSS and Freestate, an increase in investment and other income, and from a decrease in professional fees.

Cash Flows

Cash Flows for the First Half of Fiscal 2018 compared to the First Half of Fiscal 2017

The table below summarizes our cash flows, in dollars, for the first half of fiscal 2018 and the first half of fiscal 2017:

	Six Months Ended June 30, 2018 (unaudited)	Six Months Ended June 30, 2017 (unaudited)
Net cash used in operating activities	$(2,471,594)	$(1,640,694)
Net cash used in investing activities	(90,651,236)	(13,306,033)
Net cash provided by financing activities	174,565,089	87,225,411
Net increase in cash, cash equivalents, and restricted cash	$81,442,259	$72,278,684

Net Cash Used in Operating Activities.  Net cash used in operating activities was cash outflow of $2,471,594 for the first half of fiscal 2018 compared to cash outflow of $1,640,694 for the first half of fiscal 2017. The increase in operating cash outflow was primarily attributable to higher operating expenses (excluding depreciation and amortization) as we seek to grow our billboard and insurance businesses.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $90,651,236 for the first half of fiscal 2018 as compared with $13,306,033 during the first half of fiscal 2017. This increase in net cash used in investing activities is primarily attributable to our investment of a portion of the proceeds from the 2017 public offering, the 2018 private placement, and our “at the market” offering in treasury securities.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $174,565,089. This consists of gross proceeds of approximately $150,000,000 raised through the sale of our Class A common stock in our 2018 private placement and gross proceeds of $26,087,283 raised through our “at the market” offering during the first half of fiscal 2018, offset by offering costs of $1,522,194 collectively. This is an increase from the $87,225,411 provided by financing activities in the first half of 2017 from the 2017 public offering.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Virginia, West Virginia and Wisconsin (including billboards acquired subsequent to the second quarter of fiscal 2018 in Virginia and West Virginia), surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in indirect auto lending. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows. We expect to finance future acquisitions primarily with cash and seller or third party financing. In the future, we may also satisfy all or a portion of the purchase price paid for an acquisition with our equity securities.

At June 30, 2018, we had $88,166,783 in unrestricted cash and $155,202,571 primarily in short-term treasuries. There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth.

In the first quarter of fiscal 2018, in February 2018, we announced the entry into a stock purchase agreement relating to the issuance and sale of up to $150,000,000 of our unregistered Class A common stock, which we refer to as the “2018 private placement.” 3,300,000 shares were issued in the initial closing, which occurred on March 6, 2018, resulting in gross proceeds to us of $76,890,000, which we refer to as the “Initial Closing.” The remaining 3,137,768 shares were issued during the second quarter of fiscal 2018 in a subsequent closing on May 15, 2018, resulting in gross proceeds to us of approximately $73,110,000, which we refer to as the “Subsequent Closing.” Under the 2018 private placement, all shares were sold at $23.30, a slight premium to the $23.29 closing price of the Class A common stock on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018.

During the second quarter of fiscal 2018, we also continued to utilize our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” in February 2018. This registration statement was declared effective on February 9, 2018. The “at the market” offering is pursuant to a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered, that we entered into in the first quarter of fiscal 2018. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Sales of our Class A common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to Cowen with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” As of June 30, 2018, Cowen sold an aggregate of 1,149,849 shares of our Class A common stock under this “at the market” offering, resulting in net proceeds to us of $25,304,665, of which 628,159 shares were sold during the second quarter of fiscal 2018 for net proceeds to us of $14,081,780 during the second quarter of fiscal 2018.

Subsequent to the second quarter of fiscal 2018, we announced on July 3, 2018 that Magnolia Capital Fund, LP no longer holds a majority of the voting power necessary to elect our outside directors. As a result, we must comply with all general NASDAQ corporate governance guidelines as we no longer qualify for the “Controlled Company” exemption as defined by NASDAQ rules. We currently meet all NASDAQ general corporate governance requirements except that we must add an additional independent director before June 30, 2019 so that a majority of our Board of Directors is comprised of independent directors.

The change in Magnolia Capital Fund, LP’s percentage of voting power is due to several factors, including its pro rata distribution on June 30, 2018 of its Class A common stock to its limited partners (a majority of which distributed shares continue to be held by other affiliated entities, including Magnolia Capital Fund, LP and Magnolia BOC II, LP, by Adam Peterson, the Company’s Co-Chief Executive Officer, or by The Magnolia Group, LLC, the general partner of Magnolia BOC I, LP and Magnolia BOC II, LP) and our recent share issuances in the 2018 private placement and our previously announced “at the market” offering. After these distributions and issuances, Magnolia Capital Fund, LP, Magnolia BOC I, LP, The Magnolia Group, LLC and Mr. Peterson still collectively hold the largest percentage of voting power of the Company’s Class A common stock and Class B common stock on a combined basis as of July 30, 2018 at approximately 32.5% based on outstanding shares and approximately 33.1% if all Class B common stock warrants held by Magnolia Capital Fund, LP are exercised.

In August 2018, Boulderado Partners, LP redeemed certain interests held by certain limited partners in exchange for 262,634 shares of Class A common stock and 784 Class B warrants. As a result of the provisions of the warrants governing transfers, the transferred Class B warrants were converted to an equivalent number of warrants to purchase Class A common stock. After these distributions, Boulderado Partners, LP still holds 656,550 shares of Class A common stock, 527,780 shares of Class B common stock and warrants to purchase an additional 51,994 shares of Class B common stock.  These shares of Class A common stock and Class B common stock, together with the Class B warrants, all of which are immediately exercisable, represent 19.8% of the voting power of the Company’s outstanding securities, assuming all Class B warrants are exercised.

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

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 30, 2018. We believe that at June 30, 2018, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures are not effective due to a material weakness in internal control over financial reporting as of June 30, 2018 for the reasons discussed below.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we identified a material weakness resulting from the aggregation of two significant deficiencies in the information technology general control, which we refer to as “ITGC,” environment and certain transaction level controls primarily related to the revenue recognition and expenditures processes at the subsidiary level. We have continued to mitigate these significant deficiencies through the addition of qualified accounting personnel and the engagement of an outside consulting firm to assist with the design and rationalization of both ITGC and financial controls to ensure the design of key controls appropriately addresses the risks related to critical functionality and provides a consistent application of controls. Although, as discussed below, this work is not completed, we expect to have this work significantly completed by September 30, 2018.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Due to the nature of our business, we are, from time to time and in the ordinary course of business, involved in routine litigation or subject to disputes or claims related to our business activities, including, without limitation, workers’ compensation claims and employment-related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect individually or in the aggregate on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported on our Current Report on Form 8-K dated May 15, 2018, on May 15, 2018 we completed the Subsequent Closing of the 2018 private placement, issuing 3,137,768 shares of Class A common stock. We received approximately $73,110,000 in gross proceeds from the sale of the Class A common stock in the Subsequent Closing. In the Initial Closing that occurred on March 6, 2018, as reported on our Current Report on Form 8-K dated March 6, 2018, we sold 3,300,000 shares of Class A common stock and received $76,890,000 in gross proceeds.

These unregistered sales of equity securities are in accordance with a Class A Common Stock Purchase Agreement, dated February 22, 2018, pursuant to which we agreed to issue and sell to Magnolia BOC I, LP, which we refer to as “MBOC I,” Magnolia BOC II, LP, which we refer to as “MBOC II,” and Boulderado BOC, LP, which we refer to as “BBOC,” up to $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of our Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. The securities at both the Initial Closing and the Subsequent Closing were issued in accordance with Rule 506(b) of Regulation D promulgated under the Securities Act. MBOC I and MBOC II are entities managed by The Magnolia Group, LLC and BBOC is an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee.

Subsequent to the second quarter of fiscal 2018 and as previously reported on our Current Report on Form 8-K dated August 1, 2018, on July 31, 2018, Link Media Southeast, LLC, a subsidiary of Link Media Holdings, LLC, completed the acquisition of Tammy Lynn Outdoor, LLC. The majority of the purchase was completed using cash but, as part of the consideration for the purchase, the seller, W. B. Acken, received 85,170 shares of our Class A common stock. We subsequently filed a Registration Statement on Form S-3 to register such shares on behalf of Mr. Acken.

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

August 13, 2018

By:	/s/ Adam K. Peterson
Adam K. Peterson, Co-President (Principal Executive Officer)

August 13, 2018

By:	/s/ Joshua P. Weisenburger
Joshua P. Weisenburger Chief Financial Officer (Principal Financial and Accounting Officer)

August 13, 2018

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

3.3 (*)	Amended and Restated Bylaws of the Company, filed as Exhibit 3.7 to the Company’s Registration Statement on Form S-1/A filed with the Commission on June 5, 2017.

10.1(+)(#)	Executive Employment Agreement Amendment No. 1 dated July 1, 2018, by and between Link Media Holdings, LLC and James A. McLaughlin.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	XBRL Instance Document.

101.SCH (#)	XBRL Taxonomy Extension Schema Document.

101.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	XBRL Taxonomy Extension Definition.

101.LAB (#)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	XBRL Taxonomy Presentation Linkbase Document.

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
(##)

The certifications attached as Exhibits 32.1, 32.2, and 32.3 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Boston Omaha Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.