Form 10-Q
period 2018-09-30
BOSTON OMAHA Corp
filed 2018-11-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(857) 256-0079

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,008,024 shares of Class A common stock and 1,055,560 shares of Class B common stock as of November 9, 2018.

BOSTON OMAHA CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months and Nine Months Ended September 30, 2018 and 2017

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$4,817,750	$6,838,345
Restricted cash	771,549	392,225
Accounts receivable, net	4,173,798	1,095,777
Interest receivable	276,208	-
Short-term investments	5,045,851	1,659,299
U.S. Treasury trading securities	-	83,100,805
U.S. Treasury securities available for sale	98,799,898	-
Prepaid expenses	3,147,327	755,121

Total Current Assets	117,032,381	93,841,572

Property and Equipment, net	42,530,414	9,111,013

Other Assets:
Goodwill	98,479,795	24,692,161
Intangible assets, net	40,442,719	9,349,623
Investments	32,275,045	13,901,281
Investments in unconsolidated affiliates	720,561	952,128
Funds held as collateral assets	895,957	1,056,330
Deferred policy acquisition costs	1,050,716	327,031
Other assets	265,829	245,945

Total Other Assets	174,130,622	50,524,499

Total Assets	$333,693,417	$153,477,084

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2018	2017

Current Liabilities:
Accounts payable and accrued expenses	$3,127,080	$2,077,635
Short-term payables for business acquisitions	2,298,967	497,000
Funds held as collateral	895,957	1,056,330
Unearned premiums	3,816,589	1,182,584
Deferred revenue	494,588	217,862

Total Current Liabilities	10,633,181	5,031,411

Long-term Liabilities:
Asset retirement obligations	2,094,223	-
Other long-term liabilities	1,316,000	-
Deferred tax liability	57,000	57,000

Total Liabilities	14,100,404	5,088,411

Redeemable Noncontrolling Interest	1,196,754	1,234,987

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 21,008,024 and 13,307,157 shares issued and outstanding, respectively	21,008	13,307
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	335,183,802	158,350,410
Accumulated deficit	(16,809,607)	(11,211,087)

Total Stockholders' Equity	318,396,259	147,153,686

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$333,693,417	$153,477,084

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Billboard rentals, net	$3,753,795	$1,451,843	$7,003,254	$3,681,653
Premiums earned	814,944	550,778	1,799,293	1,574,877
Insurance commissions	793,934	349,480	2,310,802	892,246
Investment and other income	30,845	32,880	92,872	101,015

Total Revenues	5,393,518	2,384,981	11,206,221	6,249,791

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	1,432,787	756,128	2,998,408	1,866,437
Cost of insurance revenues	646,231	188,120	1,123,767	442,794
Employee costs	2,029,254	1,105,933	5,735,278	2,866,267
Professional fees	955,042	465,870	2,375,417	1,371,990
General and administrative	1,121,930	464,532	2,822,145	1,302,392
Amortization	1,608,708	517,176	3,059,948	1,313,075
Depreciation	469,163	274,707	1,104,570	731,415
Loss on disposition of assets	-	132,895	81,857	361,326
Bad debt expense	32,023	38,257	46,538	41,937
Accretion	3,436	-	9,431	-

Total Costs and Expenses	8,298,574	3,943,618	19,357,359	10,297,633

Net Loss from Operations	(2,905,056)	(1,558,637)	(8,151,138)	(4,047,842)

Other Income (Expense):
Interest income	459,821	-	1,551,767	-
Equity in income of unconsolidated affiliates	117,395	48,513	502,486	63,746
Unrealized gain on securities	13,419	-	126,722	-
Gain on disposition of investments	389,947	-	335,214	-
Interest expense	-	(1,832)	(1,804)	(5,887)

Net Loss Before Income Taxes	(1,924,474)	(1,511,956)	(5,636,753)	(3,989,983)
Income Tax (Provision) Benefit	-	-	-	-

Net Loss	(1,924,474)	(1,511,956)	(5,636,753)	(3,989,983)
Noncontrolling interest in subsidiary (gain) loss	(6,567)	-	38,233	-

Net loss attributable to common stockholders	$(1,931,041)	$(1,511,956)	$(5,598,520)	$(3,989,983)

Basic and Diluted Net Loss per Share	$(0.09)	$(0.11)	$(0.29)	$(0.41)
Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,029,790	14,293,871	19,212,464	9,622,370

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Stockholders' equity December 31, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

Stock issued for cash	1,177,929	-	1,178	-	26,695,222	-	26,696,400

Stock issued for business acquisition	85,170	-	85	-	1,699,908	-	1,699,993

Stock issued to related parties for cash	6,437,768	-	6,438	-	149,993,562	-	150,000,000

Offering costs	-	-	-	-	(1,555,300)	-	(1,555,300)

Net loss attributable to common stockholders, September 30, 2018	-	-	-	-	-	(5,598,520)	(5,598,520)

Stockholders' equity September 30, 2018	21,008,024	1,055,560	$21,008	$1,056	$335,183,802	$(16,809,607)	$318,396,259

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(5,636,753)	$(3,989,983)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization, and accretion	4,173,949	2,044,490
Loss on disposition of assets	81,857	361,326
Bad debt expense	46,538	41,937
Equity in earnings of unconsolidated affiliates	(502,486)	(63,746)
Unrealized gain on securities	(126,722)	-
Gain on disposition of investments	(335,214)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,696,841)	(517,339)
Interest receivable	(276,208)	-
Prepaid expenses	(607,228)	(173,668)
Distributions from unconsolidated affiliates	668,788	18,600
Deferred policy acquisition costs	(723,685)	(87,942)
Other assets	(16,930)	(534)
Accounts payable and accrued expenses	287,666	86,497
Unearned premiums	2,634,005	171,665
Deferred revenue	276,726	110,251
Deferred tax liabilities	-	(24,000)
Net Cash Used in Operating Activities	(1,752,538)	(2,022,446)
Cash Flows from Investing Activities:
Payment on short-term payable for business acquisition	(427,500)	-
Proceeds from disposition of assets	30,000	3,667
Purchases of equipment and related assets	(2,676,175)	(1,855,743)
Business acquisitions, net of cash acquired	(135,023,950)	(10,586,890)
Acquisition of investment in unconsolidated affiliate	(40,399)	(66,000)
Loan to investee	(2,116,972)	-
Proceeds from loan to investee	2,116,972	-
Proceeds from sales of investments	644,043,048	584,659
Purchase of investments	(680,934,857)	(3,874,593)
Net Cash Used in Investing Activities	(175,029,833)	(15,794,900)
Cash Flows from Financing Activities:
Proceeds from issuance of stock	26,696,400	39,926,727
Proceeds from issuance of stock to related parties	150,000,000	52,467,336
Offering costs	(1,555,300)	(960,972)
Net Cash Provided by Financing Activities	175,141,100	91,433,091

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1,641,271)	73,615,745
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	7,230,570	29,844,068
Cash, Cash Equivalents, and Restricted Cash, End of Period	$5,589,299	$103,459,813

Interest Paid in Cash	$1,804	$5,887
Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Nine Months Ended
	September 30,
	2018	2017

Deposit on business acquisition applied to purchase	$-	$2,950,000

Equipment exchanged for note receivable	-	38,000

Payable as consideration for business acquisition	2,229,467	427,500

Asset retirement obligations	179,916	-

Note receivable exchanged for preferred stock	104,019	-

Class A common stock issued for business acquisition	1,699,993	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 1.        ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage, and (iii) minority investments primarily in real estate services, homebuilding, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, and our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015, 2016, 2017 and 2018, we completed fourteen additional acquisitions of outdoor advertising businesses.

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

Link Media Alabama, LLC which we refer to as “LMA”

Link Media Florida, LLC which we refer to as “LMF”

Link Media Wisconsin, LLC which we refer to as “LMW”

Link Media Georgia, LLC which we refer to as “LMG”

Link Media Midwest, LLC which we refer to as “LMM”

Link Media Omaha, LLC which we refer to as “LMO”

Link Media Southeast, LLC which we refer to as “LMSE”

Link Media Services, LLC which we refer to as “LMS”

Tammy Lynn Outdoor, LLC which we refer to as “Tammy Lynn”

General Indemnity Group, LLC which we refer to as “GIG”

General Indemnity Insurance Company PCC, LLC which we refer to as “GIIC”

The Warnock Agency, Inc. which we refer to as “Warnock”

United Casualty and Surety Insurance Company which we refer to as “UCS”

Surety Support Services, Inc. which we refer to as “SSS”

South Coast Surety Insurance Services, LLC which we refer to as “SCS”

Boston Omaha Investments, LLC which we refer to as “BOIC”

Boston Omaha Asset Management, LLC which we refer to as “BOAM”

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation Policy (Continued)

All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Revenues

On January 1, 2018, we adopted Financial Accounting Standards Board, which we refer to as “FASB,” Accounting Standards Update, which we refer to as “ASU,” No. 2014-09 (Codified as Accounting Standards Codification, which we refer to “ASC,” 606), Revenue from Contracts with Customers using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018 and are not accounted for under ASC 840 Leases. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606 or 840, while comparative information has not been adjusted and continues to be reported under ASC 605.

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

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the operating leases generally range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are recognized upon satisfaction of the contract, which is typically less than one week.

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance obligation. The term between invoicing and when a payment is due is not significant. For certain services we require payment before the product or services are delivered to the customer. The balance of deferred income is considered short-term and will be recognized in revenue within twelve months.

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

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Commissions

We generate revenue from commissions on surety bond sales. The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds. Commissions are earned as of the policy effective date and are nonrefundable.

Practical Expedients and Exemptions

Upon our transition to ASC 606 from ASC 840, we utilized the following practical expedients and exemptions from ASC 606. We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within cost of billboard revenues (exclusive of depreciation and amortization). We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

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

For the Three Months and Nine Months Ended September 30, 2018 and 2017

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 3.        RESTRICTED CASH

Restricted cash consists of the following:

	September 30,	December 31,
	2018	2017

Insurance premium escrow	$586,428	$247,230
Billboard replacement reserve	185,121	144,995

Total Restricted Cash	$771,549	$392,225

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	September 30,
	2018	2017

Cash and cash equivalents	$4,817,750	$102,810,133
Restricted cash	771,549	649,680

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$5,589,299	$103,459,813

NOTE 4.        ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2018	2017

Trade accounts	$2,774,248	$828,287
Premiums	1,397,958	288,039
Anticipated salvage and subrogation	3,572	3,572
Allowance for doubtful accounts	(1,980)	(24,121)

Total Accounts Receivable, net	$4,173,798	$1,095,777

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2018	2017

Structures and displays	$43,984,253	$10,484,725
Vehicles and equipment	232,967	143,154
Office furniture and equipment	1,319,407	395,981
Accumulated depreciation	(3,006,213)	(1,912,847)

Total Property and Equipment, net	$42,530,414	$9,111,013

Depreciation expense for the three months and nine months ended September 30, 2018 was $469,163, and $1,104,570 respectively; and for the three months and nine months ended September 30, 2017 was, $274,707 and $731,415, respectively. During the nine months ended September 30, 2018 and 2017, we incurred losses on the disposition of assets in the amount of $81,857 and $361,326, respectively.

NOTE 6.           BUSINESS ACQUISITIONS

2018 Acquisitions

During the nine months ended September 30, 2018, we completed three acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below. A summary of the revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the three months and nine months ended September 30, 2018 is provided in the tables below.

Billboard Acquisitions

Tammy Lynn Outdoor, LLC

On July 31, 2018, our subsidiary, LMSE, entered into a purchase agreement with Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” based in Bluefield, West Virginia. The assets acquired are primarily located in West Virginia with additional acquired assets located in Virginia. The majority of the $16,688,254 purchase price was paid in cash, however, as part of the consideration for the purchase the seller received 85,170 shares of our Class A common stock. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The preliminary purchase price allocation is based on internal information derived from our previous acquisitions in the Southeastern United States and will be revised when we have completed our evaluation. Due to the timing of the transaction, the initial accounting for the business acquisition is incomplete. Finite-lived intangible assets consist of customer relationships, permits, favorable leases, and a five year noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

Key Outdoor, Inc.

On August 22, 2018, our subsidiary, LMM entered into a purchase agreement with Key Outdoor, Inc., which we refer to as “Key,” Angela K. Dahl, and Robert A. Dahl, by which LMM acquired over 700 billboard structures and related assets from Key. The billboards and related assets are located in Illinois, Iowa and Missouri.

The purchase price for the acquired assets was $38,000,000, subject to certain post-closing adjustments, which totaled $233,894, and was paid in cash. A portion of the purchase price equal to $1,900,000 was held back by LMM and will be disbursed, subject to any claims for indemnification, over a 12 month period. Another $329,467 is being held back as required consent holdback. Both holdbacks are included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of September 30, 2018. Each of Key and Angela K. Dahl and Robert A. Dahl, Key’s principals, have also entered into five year noncompetition and nonsolicitation agreements in connection with the acquisition. Total cash distributed at closing was $36,004,427.

The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States and will be revised when an independent appraisal has been completed. Due to the timing of the transaction, the initial accounting for the business combination is incomplete. Finite-lived intangible assets consist of customer relationships, permits, and noncompetition and nonsolicitation agreements. We amortize the noncompetition and nonsolicitation agreements according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

Waitt Outdoor, LLC

On August 31, 2018, our subsidiary, LMO entered into a purchase agreement with Waitt Outdoor, LLC, which we refer to as “Waitt,” by which LMO acquired over 1,600 billboard structures and related assets from Waitt. The billboards and related assets are located in Kansas, Illinois, Iowa, Missouri and Nebraska.

The purchase price for the acquired assets was $82,000,000, subject to certain post-closing adjustments, which totaled $2,031,262, resulting in a total purchase price of $84,031,262. Cash paid at closing was $84,031,262 of which $4,102,500 is held in escrow, subject to any claims for indemnification. Waitt, WaittCorp Investments, LLC, and Mr. Michael J. Delich, the principal of Waitt, have also entered into a five year noncompetition and nonsolicitation agreement in connection with the acquisition.

The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States and will be revised when an independent appraisal has been completed. Due to the timing of the transaction, the initial accounting for the business combination is incomplete. Finite-lived intangible assets consist of customer relationships, permits, and noncompetition and nonsolicitation agreements. We amortize the noncompetition and nonsolicitation agreements according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information. We also acquired 17 easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since the easements are perpetual, they are not amortized.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

The following tables present information for the 2018 business acquisitions for the nine months ended September 30, 2018, including amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the three months and nine months ended September 30, 2018, and the costs of acquisition included in professional fees on our consolidated statement of operations for the three and nine months ended September 30, 2018.

	Billboards
	Tammy Lynn	Key Outdoor	Waitt Outdoor	Total
Assets Acquired
Property and Equipment:
Structures, displays, and equipment	$2,147,305	$9,565,481	$20,101,630	$31,814,416

Intangible Assets:
Customer relationships	4,432,000	7,692,000	12,696,000	24,820,000
Permits, licenses, and lease acquisition costs	893,000	1,184,000	5,341,000	7,418,000
Easements	-	-	454,563	454,563
Favorable leases	1,425,000	-	-	1,425,000
Noncompetition and nonsolicitation agreements	10,000	100,000	219,000	329,000
Goodwill	7,592,688	19,499,000	46,381,946	73,473,634

Total Intangible Assets	14,352,688	28,475,000	65,092,509	107,920,197

Other Assets:
Accounts receivable	188,261	-	1,239,457	1,427,718
Prepaid expenses	-	233,894	1,551,084	1,784,978

Total Other Assets	188,261	233,894	2,790,541	3,212,696

Total Assets Acquired	16,688,254	38,274,375	87,984,680	142,947,309

Liabilities Assumed
Accounts payable and accrued expenses	-	-	(761,779)	(761,779)
Asset retirement obligations	-	(40,481)	(1,875,639)	(1,916,120)
Other long-term liabilities	-	-	(1,316,000)	(1,316,000)

Total Liabilities Assumed	-	(40,481)	(3,953,418)	(3,993,899)

Total	$16,688,254	$38,233,894	$84,031,262	$138,953,410

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

	Billboards
	Tammy Lynn	Key Outdoor	Waitt Outdoor	Total
Amortization of intangible assets acquired for the three months ended September 30, 2018	$285,189	$225,200	$400,825	$911,214

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2018	$340,006	$555,992	$1,117,509	$2,013,507

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2018	$(54,969)	$(6,756)	$32,312	$(29,413)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended September 30, 2018	$113,679	$121,469	$140,165	$375,313

Amortization of intangible assets acquired for the nine months ended September 30, 2018	$285,189	$225,200	$400,825	$911,214

Revenues since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2018	$340,006	$555,992	$1,117,509	$2,013,507

Earnings since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2018	$(54,969)	$(6,756)	$32,312	$(29,413)

Costs of acquisition included in professional fees in the consolidated statement of operations for the nine months ended September 30, 2018	$113,679	$121,469	$140,165	$375,313

During the nine months ended September 30, 2018, we had net cash outflows of $135,023,950 related to business acquisitions. During the nine months ended September 30, 2017, we had net cash outflows of $10,586,890 related to business acquisitions.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions

During the year ended December 31, 2017, we completed six business acquisitions of billboards and related assets and three insurance company acquisitions. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below. A summary of the revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the three months and nine months ended September 30, 2017 is provided in the tables below.

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

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

Billboard Acquisitions (Continued)

Southeastern United States

Subsequent to the CCO business acquisition, we made additional business acquisitions in the Southeastern United States as presented below.

Corey Companies, Inc.

On June 8, 2017, our subsidiaries, LMG and LMA, entered into a purchase agreement with Corey Companies, Inc., which we refer to as “Corey,” for the purchase of approximately thirty billboard structures, a fifty percent interest in three billboard structures, and related assets. The assets acquired are located in Georgia and Alabama. The cash purchase price for the acquired business was $2,991,314. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price allocation for the structures, faces and permits is based on internal information derived from our previous acquisitions in Alabama and Georgia. The purchase price allocation for customer relationships is based on an appraisal by an independent third party valuation firm. The independent appraisal resulted in a decrease in customer relationships of $314,000 and an increase in goodwill of $314,000. The related decrease in amortization expense for the nine months ended September 30, 2018 was $64,965. Finite lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

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

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

Insurance Acquisitions

Surety Support Services, Inc.

On July 11, 2017, our subsidiary, GIG, entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Surety Support Services, Inc., which we refer to as “SSS.” The purchase price of the stock was $450,000, of which $22,500 was paid at closing, with $427,500 due in 2018, and is included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of December 31, 2017. During the nine months ended September 30, 2018, we made payments of $427,500 on the short-term payable for business acquisition.

The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information derived from our previous insurance brokerage company acquisitions.

Finite-lived intangible assets consist of customer relationships and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

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

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

Insurance Acquisitions (Continued)

South Coast Surety Insurance Services, LLC (Continued)

The seller has agreed to remain as a principal of SCS. The purchase agreement contains an option for the seller to sell us the remaining units (a “put” option). The purchase agreement also contains an option for us to purchase the remaining units (a “call” option) upon the death, incapacitation, or termination of the seller’s employment. Upon exercise of the options by the seller or by us, the purchase price of the remaining units is to be calculated by a formula contained in the purchase agreement. Both the put and the call options are embedded in the purchase agreement, and are not legally detachable or separately exercisable. At any time following the closing date of our purchase, the seller has the option (the put option), but not the obligation to sell us all of the remaining 30% of the membership units. Should the seller exercise his option, we are obligated to purchase all of the remaining units, which we refer to as “redeemable NCI.” Since the put option is currently redeemable, in accordance with the guidance of ASC No. 480 - 10 (Subtopic- S99 - 30), Distinguishing Liabilities from Equity Overall, the redeemable NCI is presented on our consolidated balance sheet between liabilities and equity. Additionally, we are required to re-measure the value of the redeemable NCI as of the date of each balance sheet presented. We have calculated the value of the redeemable NCI based upon the redemption formula contained in the purchase agreement, and have determined that no adjustment is necessary as of September 30, 2018 and December 31, 2017, respectively.

Finite-lived intangible assets consist of customer relationships, trade names and trademarks, and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

Freestate Bonds, Inc.

On November 30, 2017, our subsidiary, Warnock entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Freestate Bonds, Inc., which we refer to as “Freestate.” The purchase price of the stock was $293,000, of which $223,500 was paid at closing, with $69,500 due on November 30, 2018, and is included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheets as of September 30, 2018 and December 31, 2017. The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information derived from our previous insurance brokerage company acquisitions. During May 2018, Freestate was reorganized into Warnock and Freestate was subsequently dissolved.

The following tables present information for the 2017 business acquisitions for the nine months ended September 30, 2017, including amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the three months and nine months ended September 30, 2017, and the costs of acquisition included in professional fees on our consolidated statement of operations for the three and nine months ended September 30, 2017.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

	Insurance
	SSS	SCS	Freestate	Subtotal	Total

Amortization of intangible assets acquired for the three months ended September 30, 2017	$13,749	$-	$-	$13,749	$260,014

Revenues since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2017	$78,065	$-	$-	$78,065	$665,990

Earnings since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2017	$(44,913)	$-	$-	$(44,913)	$(29,743)

Costs of acquisition included in professional fees in the consolidated statement of operations for the three months ended September 30, 2017	$28,293	$-	$-	$28,293	$55,880

Amortization of intangible assets acquired for the nine months ended September 30, 2017	$13,749	$-	$-	$13,749	$516,172

Revenues since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2017	$78,065	$-	$-	$78,065	$1,183,162

Earnings since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2017	$(44,913)	$-	$-	$(44,913)	$(69,812)

Costs of acquisition included in professional fees in the consolidated statement of operations for the nine months ended September 30, 2017	$28,293	$-	$-	$28,293	$100,556

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 6.           BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2017. For all of the business acquisitions, depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$8,363,233	$8,359,105	$24,697,680	$24,379,048

Net Loss	$(3,180,120)	$(2,720,307)	$(9,388,507)	$(8,027,154)

Basic and Diluted Loss per Share	$(0.14)	$(0.19)	$(0.49)	$(0.83)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,059,414	14,379,041	19,278,915	9,707,540

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. With respect to CCO, Corey, Vision, and View, the above pro forma does not contain allocation of management overhead and other shared expenses for lines of business under common ownership, that were not acquired. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of Tammy Lynn.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 7.            INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$32,638,900	$(5,652,893)	$26,986,007	$8,132,900	$(2,970,533)	$5,162,367
Permits, licenses, and lease acquisition costs	9,599,621	(340,166)	9,259,455	2,184,106	(178,835)	2,005,271
Site location	849,347	(66,060)	783,287	849,347	(23,593)	825,754
Noncompetition and nonsolicitation agreements	614,000	(114,817)	499,183	285,000	(66,417)	218,583
Trade names and trademarks	722,200	(176,917)	545,283	722,200	(112,250)	609,950
Technology	138,000	(111,159)	26,841	138,000	(76,662)	61,338
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Favorable leases	1,425,000	(23,750)	1,401,250	-	-	-
Easements	941,413	-	941,413	466,360	-	466,360

Total	$46,956,481	$(6,513,762)	$40,442,719	$12,805,913	$(3,456,290)	$9,349,623

The future amortization associated with the intangible assets is as follows:

	September 30,
	2019	2020	2021	2022	2023	Thereafter	Total

Customer relationships	$10,306,727	$9,186,562	$7,492,718	$-	$-	$-	$26,986,007
Permits, licenses and lease acquisition costs	867,542	867,542	867,542	867,542	867,542	4,921,745	9,259,455
Site location	56,623	56,623	56,623	56,623	56,623	500,172	783,287
Noncompetition and nonsolicitation agreements	122,800	118,717	102,550	92,800	62,316	-	499,183
Trade names and trademarks	74,000	65,658	64,900	64,900	64,900	210,925	545,283
Technology	26,841	-	-	-	-	-	26,841
Favorable leases	142,500	142,500	142,500	142,500	142,500	688,750	1,401,250

Total	$11,597,033	$10,437,602	$8,726,833	$1,224,365	$1,193,881	$6,321,592	$39,501,306

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 7.            INTANGIBLE ASSETS (Continued)

Amortization expense for the three months ended September 30, 2018 and 2017 was $1,608,708 and $517,176 respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $3,059,948 and $1,313,075, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	30
Permits, licenses, and lease acquisition costs	128
Site location	166
Noncompetition and nonsolicitation agreements	49
Trade names and trademarks	64
Technology	7
Favorable leases	118

NOTE 8.            INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months and are carried at cost, U.S. Treasury securities and a corporate bond that are held to maturity and mature in less than twelve months, and a convertible note receivable. The certificates of deposit are held to maturity and mature in the upcoming year. The U.S. Treasury notes, the corporate bond, and the certificates of deposit are held primarily by UCS. For the nine months ended September 30, 2018, gains on redemptions of U.S. Treasury notes held to maturity were $10,345 in excess of their amortized cost basis.

	September 30,	December 31,
	2018	2017

Certificates of deposit	$868,338	$746,219
U.S. Treasury notes and corporate bond	4,177,513	809,184
Convertible note receivable	-	103,896

Total	$5,045,851	$1,659,299

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

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

Note Receivable

On April 27, 2018, we made a short-term loan to CB&T Holding Corporation, which we refer to as “CB&T.” In connection with the short-term loan, CB&T issued us a promissory note in the principal amount of $2,116,972, with an interest rate of 15% per annum, and reimbursed us for certain costs associated with the transaction. The loan was repaid on June 1, 2018 together with $29,990 in interest.

U. S. Treasury Trading Securities and U.S. Treasury Securities Available for Sale

Our security investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Our trading securities consist of U.S. Treasury securities. Trading securities as of September 30, 2018 and December 31, 2017 are as follows:

Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury bills, September 30, 2018	$-	$-	$-

U.S. Treasury bills, December 31, 2017	$82,968,614	$132,191	$83,100,805

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the balance sheet. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Securities available for sale as of September 30, 2018 are as follows:

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U. S. Treasury Trading Securities and U.S. Treasury Securities Available for Sale (Continued)

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury notes, September 30, 2018	$98,540,985	$258,913	$98,799,898

Long-term Investments

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, and U.S. Treasury securities. The certificates of deposit have maturity dates ranging from 2019 through 2021. We have the intent and the ability to hold the investments to maturity. Certificates of deposit and U.S. Treasury securities are stated at carrying value which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	September 30,	December 31,
	2018	2017

U.S. Treasury securities, held to maturity	$2,214,050	$2,820,855
Certificates of deposit	898,491	1,080,426
Preferred stock	104,019	-
Non-voting common units of Dream Finders Holdings, LLC	10,000,000	10,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	-

Total	$32,275,045	$13,901,281

Equity Investments

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

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Equity Investments (Continued)

We reviewed our investments as of September 30, 2018 and December 31, 2017 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. One of the investments in affiliates, Logic Real Estate Companies, LLC, having a carrying amount of $418,801 on September 30, 2018, is managed by a member of our board of directors. During the nine months ended September 30, 2018, one of the investments, TAG SW 1, LLC, sold its remaining investments and realized a gain on the sale of its assets.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets:

	September 30,	December 31,
	2018	2017

Beginning of period	$952,128	$871,918
Additional investments in unconsolidated affiliates	40,399	66,000
Distributions received	(668,788)	(59,550)
Loss on investment in affiliate	(105,664)	-
Equity in income of unconsolidated affiliates	502,486	73,760

End of period	$720,561	$952,128

The loss on investment in affiliate is related to the wind-down of TAG SW 1, LLC and is included on our consolidated statements of operations in the caption “Gain on disposition of investments.”

NOTE 9.         FAIR VALUE

At September 30, 2018 and December 31, 2017, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, and accounts payable. The fair values of cash, cash equivalents, restricted cash, receivables, and accounts payable approximated carrying values because of the short-term nature of these instruments. U.S. Treasury trading securities and U.S. Treasury securities available for sale are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. Substantially all of the fair value is determined using observed prices of publicly traded debt, level 1 in the fair value hierarchy.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 9.           FAIR VALUE (Continued)

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Trading Gains	Current Period
	Sept. 30, 2018	Assets	and Losses	Earnings (Loss)

Trading securities	$-	$-	$6,406	$(132,191)

Securities available for sale	98,799,898	98,799,898	424,127	258,913

			$430,533	$126,722

NOTE 10.          ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2017	$-
Additions	2,096,036
Accretion expense	9,431
Liabilities settled	(11,244)

Balance, September 30, 2018	$2,094,223

NOTE 11.          CAPITAL STOCK

On February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, pursuant to which we agreed to issue and sell to three limited partnerships up to an aggregate of $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018. Two of the three limited partnerships are entities managed by The Magnolia Group, LLC, and the third limited partnership is an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our board of directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The closing of the second tranche of shares sold under the agreement occurred on May 15, 2018, consisting of the sale of 3,137,768 shares resulting in gross proceeds of approximately $73,110,000 and in aggregate gross proceeds from the private placement of approximately $150,000,000 in total.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 11.          CAPITAL STOCK (Continued)

Also in February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective by the SEC on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. Through September 30, 2018, Cowen sold an aggregate of 1,177,929 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $26,696,400 and net proceeds of $25,141,100 after commissions and offering costs.

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

As of September 30, 2018 there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. On August 3, 2018, Boulderado Partners, LLC distributed 784 warrants for our Class B common stock, which converted to Class A common stock warrants upon distribution, in connection with a distribution in-kind to one of its limited partners. A summary of warrant activity for the nine months ended September 30, 2018 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2017	105,556	$9.95	7.5	$2,368,677

Issued	-
Exercised	-
Expired	-

Outstanding as of September 30, 2018	105,556	$9.95	6.75	$2,105,842

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 12.         FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 6), we acquired the leases for over 2,900 billboard locations. Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 1,141 months. In many instances, we can cancel the lease with little or no penalty. Ground rents for the three months and nine months ended September 30, 2018 were $743,966 and $1,594,713 respectively; and for the three months and nine months ended September 30, 2017 were $468,940 and $1,106,864, respectively. Contingent rents included in ground rents for the three months and nine months ended September 30, 2018 were $63,324 and $180,009, respectively; and for three months and nine months ended September 30, 2017 were $51,519 and $71,753, respectively.

We lease office space under leases expiring between 2018 and 2022. Rent expense included in general and administrative expense for the three months and nine months ended September 30, 2018 was $178,177 and $361,273, respectively; and for the three months and nine months ended September 30, 2017 was $57,825 and $153,088, respectively.

Future minimum rents are as follows for the twelve months ending September 30,

2019	$3,984,380
2020	3,707,514
2021	3,390,129
2022	2,981,333
2023	2,845,180
Thereafter	16,592,614

Total	$33,501,150

We accrue rent expense on certain leases with escalating rent payments that were acquired in connection with the Waitt acquisition in an amount such that the total rent expense under these leases will be recognized ratably over the lives of the leases. Accrued rent expense of $1,316,000 as of September 30, 2018, is included in other long-term liabilities in the accompanying consolidated balance sheet. No liability was recorded as of December 31, 2017.

NOTE 13.         INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, UCS, and GIIC. UCS and SSS clients are multi-state and SCS and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, UCS, and GIIC and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia, and Wisconsin.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 13.         INDUSTRY SEGMENTS (Continued)

				Total
Three Months Ended September 30, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$1,639,723	$3,753,795	$-	$5,393,518
Segment gross profit	993,492	2,321,008	-	3,314,500
Segment loss from operations	(1,160,447)	(971,222)	(773,387)	(2,905,056)
Capital expenditures	5,511	139,855,054	-	139,860,565
Depreciation and amortization	313,931	1,763,940	-	2,077,871

				Total
Three Months Ended September 30, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$933,138	$1,451,843	$-	$2,384,981
Segment gross profit	745,018	695,715	-	1,440,733
Segment loss from operations	(351,586)	(763,718)	(443,333)	(1,558,637)
Capital expenditures	452,653	1,831,450	-	2,284,103
Depreciation and amortization	64,428	727,455	-	791,883

				Total
Nine Months Ended September 30, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$4,202,967	$7,003,254	$-	$11,206,221
Segment gross profit	3,079,200	4,004,846	-	7,084,046
Segment loss from operations	(3,408,258)	(2,472,933)	(2,269,947)	(8,151,138)
Capital expenditures	15,542	141,614,043	-	141,629,585
Depreciation and amortization	955,151	3,209,367	-	4,164,518

				Total
Nine Months Ended September 30, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$2,568,138	$3,681,653	$-	$6,249,791
Segment gross profit	2,125,344	1,815,216	-	3,940,560
Segment loss from operations	(1,003,534)	(1,922,206)	(1,122,102)	(4,047,842)
Capital expenditures	452,653	12,417,480	-	12,870,133
Depreciation and amortization	165,785	1,878,705	-	2,044,490

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2018 and 2017

NOTE 13.          INDUSTRY SEGMENTS (Continued)

				Total
As of September 30, 2018	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,626,271	$2,547,527	$-	$4,173,798
Goodwill	8,719,294	89,760,501	-	98,479,795
Total assets	27,078,717	176,474,859	130,139,841	333,693,417

				Total
As of December 31, 2017	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$433,225	$662,552	$-	$1,095,777
Goodwill	8,719,294	15,972,867	-	24,692,161
Total assets	25,762,437	32,443,777	95,270,870	153,477,084

NOTE 14.          CUSTODIAL RISK

At September 30, 2018, we had approximately $3,000,000 in excess of federally insured limits on deposit with financial institutions.

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

Overview

We are currently engaged in outdoor billboard advertising and surety insurance and related brokerage businesses.  In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a homebuilding company with operations located primarily in the southeast United States.

Billboards: We commenced our billboard business operations in June 2015 through acquisitions of smaller billboard companies located in the southeast United States and Wisconsin.  As of June 30, 2018, we operated over 470 billboards.  During July and August 2018, we acquired the membership interests or assets of three larger billboard companies which increased our overall billboard count to over 2,900 billboards.  These transactions include our acquisition on July 31, 2018 of Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” for cash and stock consideration, our acquisition on August 22, 2018 of substantially all of the assets of Key Outdoor, Inc., which we refer to as “Key,” for approximately $38 million, and our acquisition on August 31, 2018 of Waitt Outdoor, LLC, which we refer to as “Waitt,” for approximately $82 million.  We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor advertising company in the Midwest, and the acquisition of Tammy Lynn with over 80 billboard structures expands our footprint in the southeastern United States. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States.

Surety Insurance: Our surety insurance business commenced in April 2016 with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of United Casualty & Surety Insurance Company, which we refer to as “UCS,” a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. Since that time, we worked to grow the number of states in which UCS can issue surety bonds and, as a result, UCS is now licensed to issue surety insurance in 49 states and the District of Columbia. In addition, over the last two years, we have also acquired several additional surety insurance brokerage businesses located in various regions of the United States.

Investments:

●

We have made a series of investments in the commercial real estate management, brokerage and related services business commencing in September 2015. We currently own 30% of Logic Real Estate Companies LLC, and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic Real Estate Companies LLC.

●

In late December 2017, we invested $10 million in Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Florida, Texas, Georgia, Colorado and the greater northern Virginia and Maryland areas.

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million, through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc., which we refer to as “Crescent.” Crescent provides retail and business banking services to customers and clients in the greater New Orleans and southeastern Louisiana region. Crescent generates the majority of its revenues from subprime automobile lending.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a low cost advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small- and medium-sized businesses and individuals required to provide surety bonds in connection with their work for government agencies and others, or to meet regulatory licensing requirements and other needs. Our plan is to expand our insurance offerings and underwriting in all 50 states and the District of Columbia. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and to possibly consider acquisitions of other businesses, as well as investments, in different sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following is a comparison of our results of operations for the three months ended September 30, 2018, which we refer to as the “third quarter of fiscal 2018,” compared to the three months ended September 30, 2017, which we refer to as the “third quarter of fiscal 2017.” During the third quarter of fiscal 2018, we completed three significant acquisitions, which significantly increased the number of billboards we now own. Our results for the third quarter of fiscal 2018 include the results for certain billboard operations acquired during the third quarter of fiscal 2018 from the date each acquisition was completed and thus do not represent the results of these acquired businesses for the entire fiscal quarter. Tammy Lynn was acquired on July 31, 2018, we acquired substantially all of the assets of Key on August 22, 2018, and we acquired substantially all of the assets of Waitt on August 31, 2018 and our results include the operating results for these businesses after the acquisition date of each respective transaction. Our results for the third quarter of fiscal 2018 also include our acquisition of a controlling interest in South Coast Surety Insurance Services, LLC, which we refer to as “SCS,” and Freestate Bonds, Inc., which we refer to as “Freestate,” each of which was completed in the fourth quarter of fiscal 2017.  In the second quarter of fiscal 2018, Freestate was reorganized into The Warnock Agency, Inc. Therefore, comparisons of our results for the third quarter of fiscal 2018 to the third quarter of fiscal 2017 may not be meaningful.

Revenues. For the third quarter of fiscal 2018 and the third quarter of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$3,753,795	69.6%	$1,451,843	60.9%	$2,301,952
Premiums earned	814,944	15.1%	550,778	23.1%	264,166
Insurance commissions	793,934	14.7%	349,480	14.7%	444,454
Investment and other income	30,845	0.6%	32,880	1.3%	(2,035)
Total Revenues	$5,393,518	100.0%	$2,384,981	100.0%	$3,008,537

We realized total revenues of $5,393,518 during the third quarter of fiscal 2018, an increase of 126.1% over revenues of $2,384,981 during the third quarter of fiscal 2017. Total revenues were driven by increases in our net billboard rentals, premiums earned and insurance commissions, which reflect several acquisitions completed in fiscal 2017 and fiscal 2018, as well as the recognition of increased written premium. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the policy is sold.

●

Net billboard rentals in the third quarter of fiscal 2018 increased 158.6% from the third quarter of fiscal 2017, largely reflecting the acquisitions of billboard businesses in July 2018 and August 2018, including the Waitt, Key and Tammy Lynn transactions. The operating results of Waitt, Key and Tammy Lynn are only included from the date of each respective acquisition. The increase in net billboard rentals also reflects continued improvement in rental and occupancy rates of our existing billboards.

●

Premiums earned from our UCS insurance subsidiary in the third quarter of fiscal 2018 increased 48.0% from the third quarter of fiscal 2017. The increase in premium earned is due to an increase in gross written premium now that UCS is licensed in 49 states and the District of Columbia.

●

Revenues from insurance commissions generated by our surety brokerage operations increased by 127.2%, mainly reflecting an increase in the number of bonds sold as well as the acquisition of a majority stake in SCS and the acquisition of Freestate, each of which occurred after the completion of the third quarter of fiscal 2017.

●	Investment and other income decreased slightly to $30,845 in the third quarter of fiscal 2018 from $32,880 in the third quarter of fiscal 2017.

Expenses. For the third quarter of fiscal 2018 and the third quarter of fiscal 2017, our expenses, in dollars, and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$1,432,787	26.6%	$756,128	31.7%	$676,659
Cost of insurance revenues	646,231	12.0%	188,120	7.9%	458,111
Employee costs	2,029,254	37.6%	1,105,933	46.4%	923,321
Professional fees	955,042	17.7%	465,870	19.5%	489,172
Depreciation	469,163	8.7%	274,707	11.5%	194,456
Amortization	1,608,708	29.8%	517,176	21.7%	1,091,532
General and administrative	1,121,930	20.8%	464,532	19.5%	657,398
Loss on disposition of assets	-	0.0%	132,895	5.6%	(132,895)
Accretion	3,436	0.1%	-	0.0%	3,436
Bad debt expense	32,023	0.6%	38,257	1.6%	(6,234)
Total Costs and Expenses	$8,298,574	153.9%	$3,943,618	165.4%	$4,354,956

During the third quarter of fiscal 2018, we had total costs and expenses of $8,298,574, as compared to total costs and expenses of $3,943,618 in the third quarter of fiscal 2017.  Total costs and expenses as a percentage of total revenues decreased from 165.4% in the third quarter of fiscal 2017 to 153.9% in the third quarter of fiscal 2018, a decrease of 11.5%, which reflects our increase in total revenues, primarily attributable to the Waitt, Key and Tammy Lynn transactions later in the third quarter of fiscal 2018. Many of our most significant increases in costs reflect our increases in personnel and general and administrative operations from acquisitions made in the third quarter of fiscal 2018 and the fourth quarter of fiscal 2017, and to meet future anticipated demand, particularly in our billboard and insurance operations. In the third quarter of fiscal 2018, cost of billboard revenues, employee costs, professional fees and depreciation decreased as a percentage of total revenues as compared to the third quarter of fiscal 2017. Amortization, general and administrative and cost of insurance revenues expenses increased as a percentage of total revenues in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 due primarily to the three acquisitions completed in the third quarter of fiscal 2018. Accretion and bad debt expense remained relatively constant. Further, as Waitt and Key were acquired in late August and Tammy Lynn was acquired in late July, our results for the third quarter of fiscal 2018 reflect only a portion of the depreciation, amortization and accretion charges which would be incurred for each of these transactions for a full fiscal quarter.

●

Cost of billboard revenues increased by $676,659, but decreased as a percentage of total revenues from 31.7% in the third quarter of fiscal 2017 to 26.6% in the third quarter of fiscal 2018. The increase in expenses is primarily due to the Waitt, Key and Tammy Lynn transactions, which significantly increased our number of billboards and accordingly increased the costs associated with operating this increased inventory, including increased land expense and increased commissions paid reflecting the greater sales volume.

●

Cost of insurance revenues consisted primarily of commissions paid, premium excise tax, and loss and loss adjustment expense. Due to the additional insurance brokerages acquired during fiscal 2017 and increased revenues, the cost of insurance revenues increased by 243.5% from the third quarter of fiscal 2017 to the third quarter of fiscal 2018.

●

During the third quarter of fiscal 2018 total employee costs increased by 83.5% from the third quarter of fiscal 2017. However, employee costs as a percentage of revenues decreased to 37.6% in the third quarter of fiscal 2018 from 46.4% in the third quarter of fiscal 2017. This increase in dollars, but decrease in percentage of revenues was primarily due to increased staffing levels in our billboard and insurance operations, and reflects increased headcount as a result of the acquisitions and increased staffing to meet future anticipated demand for our operations.

●

Professional fees in the third quarter of fiscal 2018 were $955,042, or 17.7% of total revenues, as compared to $465,870, or 19.5% of total revenues, in the third quarter of fiscal 2017. Professional fees increased in the third quarter of fiscal 2018, primarily due to accounting, audit, legal and consulting fees associated with the Waitt, Key and Tammy Lynn transactions, but decreased as a percentage of total revenues.

●

Non-cash expenses in the third quarter of fiscal 2018 included $469,163 in depreciation expense, $1,608,708 in amortization expense and $3,436 in accretion expense. Depreciation expense increased by 70.8% and amortization expense increased by 211.1% from the third quarter of fiscal 2017 to the third quarter of fiscal 2018 and are primarily associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 (reflecting only that portion of the fiscal quarter from the date of each respective acquisition through September 30, 2018), the acquisition of UCS in fiscal 2016, and the acquisition of a majority stake in SCS in the fourth quarter of fiscal 2017. Accretion expense is in connection with asset retirement obligations for certain billboard assets. We did not have accretion expenses in the third quarter of fiscal 2017.

●

General and administrative expenses increased from $464,532 in the third quarter of fiscal 2017 to $1,121,930 in the third quarter of fiscal 2018, an increase of 141.5%. The increase was due primarily to increased staffing and systems implementations from recent acquisitions as well as to meet future anticipated demand for our operations. As a percentage of total revenues, general and administrative expenses increased from 19.5% in the third quarter of fiscal 2017 to 20.8% in the third quarter of fiscal 2018.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2018 was $2,905,056, or 53.9% of total revenues, as compared to a net loss from operations of $1,558,637, or 65.4% of total revenues, in the third quarter of fiscal 2017. The increase in net loss from operations in dollars was primarily due to the increases in personnel costs, general and administrative expenses, cost of billboard revenues, cost of insurance revenues, depreciation and amortization expenses as a percentage of total revenues.

Other Income (Expense).  During the third quarter of fiscal 2018, we had net other income of $980,582, or 18.2% of total revenues. Net other income includes $117,395 in equity in income of unconsolidated affiliates, $13,419 from unrealized gains in securities, and $389,947 in gain on disposition of investments from the sale of certain U.S. Treasury securities. Net other income also includes interest income of $459,821, or 8.5% of total revenues. This interest income was derived primarily from interest on the investment of cash in U.S. Treasury securities raised through sales of our securities in our 2016 private placement, 2017 public offering, 2018 private placement and the proceeds from our “at the market” offering that commenced in the first quarter of fiscal 2018. We used $135,023,950 in cash to acquire the assets or membership interests of Waitt, Key and Tammy Lynn, with the vast majority of this cash used in the second half of August 2018. As a result, we expect that interest income will decrease during the fourth quarter of fiscal 2018 and for the foreseeable future.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $1,931,041 in the third quarter of fiscal 2018, as contrasted to a net loss attributable to common stockholders of $1,511,956 in the third quarter of fiscal 2017. Our loss on a per share basis in the third quarter of fiscal 2018 was $0.09, based on 22,029,790 weighted average shares outstanding, as compared to a per share loss of $0.11, based on 14,293,871 weighted shares outstanding in the third quarter of fiscal 2017. The increase in weighted average shares outstanding reflects the 6,437,768 shares of Class A common stock issued in our private placement in the first half of fiscal 2018, 1,177,929 shares of Class A common stock issued in connection with our “at the market” offering in the first nine months of fiscal 2018, and 85,170 shares of Class A common stock issued in connection with the acquisition of Tammy Lynn.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following is a comparison of our results of operations for the nine months ended September 30, 2018, which we refer to as the “first nine months of fiscal 2018,” compared to the nine months ended September 30, 2017, which we refer to as the “first nine months of fiscal 2017.” During the third quarter of fiscal 2018, we completed three significant acquisitions, which significantly increased the number of billboards we now own. Our results for first nine months of fiscal 2018 include the results for certain billboard operations acquired during the third quarter of fiscal 2018 each from the date the acquisition was completed and thus do not represent the results of these acquired businesses for the entire nine months. Tammy Lynn was acquired on July 31, 2018, Key was acquired on August 22, 2018, and Waitt was acquired on August 31, 2018 and our results include the operating results for these businesses after the acquisition date of each respective transaction. In addition, the results for the nine months ended September 30, 2018 include our acquisition of a controlling interest in SCS and the acquisition of Freestate each of which was completed in the fourth quarter of fiscal 2017.  Therefore, comparisons of our results for the first nine months of fiscal 2018 to the first nine months of fiscal 2017 may not be meaningful.

Revenues. For the first nine months of fiscal 2018 and the first nine months of fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$7,003,254	62.5%	$3,681,653	58.9%	$3,321,601
Premiums earned	1,799,293	16.1%	1,574,877	25.2%	224,416
Insurance commissions	2,310,802	20.6%	892,246	14.3%	1,418,556
Investment and other income	92,872	0.8%	101,015	1.6%	(8,143)
Total Revenues	$11,206,221	100.0%	$6,249,791	100.0%	$4,956,430

We realized total revenues of $11,206,221 during the first nine months of fiscal 2018, an increase of 79.3% over revenues of $6,249,791 during the first nine months of fiscal 2017.

●

During the first nine months of fiscal 2018, we realized billboard revenues of $7,003,254, an increase of 90.2% over revenues of $3,681,653 for net billboard rentals during the first nine months of fiscal 2017. This increase was mainly driven by the acquisition of additional billboards from the Waitt, Key and Tammy Lynn transactions and improving rental and occupancy rates of our billboards. The operating results of Waitt, Key and Tammy Lynn are only included from the date of each respective acquisition.

●

Revenues during the first nine months of fiscal 2018 included $1,799,293 in premiums earned from UCS, which is an increase of $224,416, or 14.2%, as compared to the first nine months of 2017. The increase in premium earned is due to an increase in gross written premium now that UCS is licensed in 49 states and the District of Columbia.

●

Revenues from insurance commissions generated by our surety brokerage operations were $2,310,802 during the first nine months of fiscal 2018, an increase of 159.0% from the first nine months of fiscal 2017. This increase is primarily due to an increase in the number of bonds sold and, during the fourth quarter of fiscal 2017, the acquisitions of a majority stake in SCS and the acquisition of Freestate.

●	Investment and other income decreased 8.1% to $92,872 during the first nine months of fiscal 2018 from $101,015 in the first nine months of fiscal 2017.

Expenses. For the first nine months of fiscal 2018 and the first nine months of fiscal 2017, our expenses, in dollars, and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30, (unaudited)
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$2,998,408	26.8%	$1,866,437	29.9%	$1,131,971
Cost of insurance revenues	1,123,767	10.0%	442,794	7.1%	680,973
Employee costs	5,735,278	51.2%	2,866,267	45.9%	2,869,011
Professional fees	2,375,417	21.2%	1,371,990	22.0%	1,003,427
Depreciation	1,104,570	9.9%	731,415	11.7%	373,155
Amortization	3,059,948	27.3%	1,313,075	21.0%	1,746,873
General and administrative	2,822,145	25.2%	1,302,392	20.8%	1,519,753
Loss on disposition of assets	81,857	0.7%	361,326	5.8%	(279,469)
Accretion	9,431	0.1%	-	0.0%	9,431
Bad debt expense	46,538	0.4%	41,937	0.6%	4,601
Total Costs and Expenses	$19,357,359	172.8%	$10,297,633	164.8%	$9,059,726

During the first nine months of fiscal 2018, we had total costs and expenses of $19,357,359, primarily from employee costs, amortization, cost of billboard revenues and general and administrative costs. Total costs and expenses for the first nine months of fiscal 2018 increased by $9,059,726, an increase of 88.0% from the first nine months of fiscal 2017. Many of our most significant increases in costs reflect our increases in personnel and general and administrative expenses from acquisitions made in the fourth quarter of fiscal 2017 and the third quarter of fiscal 2018, as well as to meet future anticipated demand, particularly in our insurance operations. Costs of insurance revenues, employee costs, amortization, and general and administrative expenses increased at a higher rate than revenues in the first nine months of 2018 as compared to the first nine months of fiscal 2017. Costs of billboard revenues, professional fees, depreciation, and loss on disposition of assets as a percentage of total revenues decreased. Accretion and bad debt expense remained relatively constant.

During the first nine months of fiscal 2018:

●	Billboard expenses increased by $1,131,971, but decreased to 26.8% of total revenues, primarily due to the acquisition of additional billboards from Waitt, Key and Tammy Lynn.

●

Cost of insurance revenues in the first nine months of fiscal 2018 was $1,123,767, as compared to $442,794 in the first nine months of fiscal 2017. This increase of 153.8% can be attributed primarily to the increase in commissions paid, as well as the acquisitions of Freestate and a majority stake in SCS each of which occurred in the fourth quarter of fiscal 2017.

●

Employee costs increased by $2,869,011, or 100.1%, from the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2018. This increase was primarily due to increased staffing levels in our billboard and insurance operations, and reflects increased headcount as a result of the acquisitions and increased staffing to meet future anticipated demand for our operations.

●

Professional fees in the first nine months of fiscal 2018 were $2,375,417, or 21.2% of total revenues, compared to $1,371,990, or 22.0% of total revenues, for the first nine months of fiscal 2017. Professional fees in the first nine months of 2018 were primarily due to accounting, audit, legal and consulting fees in connection with the large volume of acquisitions and investments made in the first nine months of fiscal 2018.

●

Non-cash expenses in the first nine months of fiscal 2018 included $1,104,570 in depreciation and $3,059,948 in amortization expenses, or a combined 37.2% of total revenues, compared to $731,415 in depreciation and $1,313,075 in amortization expenses, or a combined 32.7% of total revenues, during the first nine months of fiscal 2017. The higher depreciation and amortization expenses are primarily associated with our acquisitions of certain billboards in the third quarter of fiscal 2018 (reflecting only that portion of the fiscal quarter from the date of each respective acquisition through September 30, 2018), the acquisition of UCS in fiscal 2016, and the acquisition of a majority stake in SCS in the fourth quarter of fiscal 2017. Non-cash expenses also included $9,431 in accretion in the first nine months of fiscal 2018.

●

General and administrative expenses increased to $2,822,145 from $1,302,392, an increase of 116.7%. As a percentage of total revenues, general and administrative expenses increased from 20.8% in the first nine months of fiscal 2017 to 25.2% in the first nine months of fiscal 2018. The increase was due primarily to increased staffing and systems implementations from recent acquisitions as well as to meet future anticipated demand for our operations.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2018 was $8,151,138, or 72.7% of total revenues, as compared to a net loss from operations of $4,047,842, or 64.8% of total revenues, in the first nine months of fiscal 2017. The increase in net loss from operations as a percentage of total revenues was primarily due to increased general and administrative costs to meet future anticipated demand for our operations, increased costs associated with the acquisitions and integration of additional insurance brokerages in 2017, and the acquisitions of additional billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018.

Other Income (Expense).  During the first nine months of fiscal 2018, we had $1,551,767 in interest income primarily from the investment of the proceeds from our 2018 private placement, our 2017 public offering, and proceeds from our “at the market” offering. We paid $135,023,950 to acquire Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018, and as a result, we expect that interest income will decrease in the fourth quarter of fiscal 2018. Interest income was offset by $1,804 of interest expense in the first nine months of fiscal 2018. We also had $126,722 in unrealized gains from securities and $335,214 as gain on the disposition of investments, primarily associated with the sale of U.S. Treasury securities. During the first nine months of fiscal 2018, we had equity in income of $502,486 from our interests in certain real estate ventures, compared to $63,746 during the first nine months of fiscal 2017.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $5,598,520 during the first nine months of fiscal 2018, or a loss per share of $0.29, based on 19,212,464 weighted average shares outstanding. This compared to a net loss attributable to common stockholders in the amount of $3,989,983 during the first nine months of fiscal 2017, or a loss per share of $0.41, based on 9,622,370 weighted average shares outstanding. In the first nine months of fiscal 2018, we completed a private placement and began an “at the market” program and issued shares in connection with the Tammy Lynn acquisition, which increased the weighted average shares outstanding at September 30, 2018 from the weighted average shares outstanding at September 30, 2017.

Results of Operations by Segment

The following tables report results for the following two segments in which we operate, billboards and insurance, for the third quarter of fiscal 2018 and the third quarter of fiscal 2017:

Results of Billboard Operations

	For the Three Months Ended September 30, (unaudited)
	2018	2017
Operating Revenues
Billboard rentals, net	$3,753,795	$1,451,843
Cost of Revenues
Ground rents	743,966	468,940
Utilities	136,341	81,905
Commissions paid	379,408	90,760
Other costs of revenues	173,072	114,523
Total cost of revenues	1,432,787	756,128
Gross margin	2,321,008	695,715
Other Operating Expenses
Employee costs	826,705	340,659
Professional fees	303,080	70,692
Depreciation	466,569	271,316
Amortization	1,297,371	456,139
General and administrative	363,046	149,475
Accretion	3,436	-
Loss on disposition of assets	-	132,895
Bad debt expense	32,023	38,257
Total expenses	3,292,230	1,459,433
Segment Loss from Operations	(971,222)	(763,718)
Interest income (expense)	46	-
Net Loss Attributable to Common Stockholders	$(971,176)	$(763,718)

Comparison of the Third Quarter of Fiscal 2018 to the Third Quarter of Fiscal 2017. In the third quarter of fiscal 2018, there was a 158.6% increase in net billboard revenues from the third quarter of fiscal 2017, reflecting the acquisition of billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018, and improving rental and occupancy rates of our billboards. Net loss from operations for this segment increased in total dollars, but decreased as a percentage of revenues, due primarily to the following:

●

Increased operating expenses, including increased employee costs, professional fees, amortization, depreciation and general and administrative expenses mainly reflecting the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018, each included from the respective date of acquisition.

●	Increased ground rents principally from the Waitt, Key and Tammy Lynn transactions.

●	Increased commissions associated with an increase in revenue driven both by acquisitions in the third quarter of fiscal 2018 and improved rental and occupancy rates.

Results of Insurance Operations

	For the Three Months Ended September 30, (unaudited)
	2018	2017
Operating Revenues
Premiums earned	$814,944	$550,778
Insurance commissions	793,934	349,480
Salvage and subrogation	-	2,019
Investment and other income	30,845	30,861
Total operating revenues	1,639,723	933,138
Cost of Revenues
Commissions paid	442,425	167,915
Taxes - premium excise	85,614	18,187
Losses and loss adjustment expense	118,192	2,018
Total cost of revenues	646,231	188,120
Gross profit	993,492	745,018
Other Operating Expenses
Employee costs	1,129,725	668,573
Professional fees	85,541	120,287
Depreciation	2,594	3,391
Amortization	311,337	61,037
Bad debt expense	-	-
General and administrative	624,742	243,316
Total expenses	2,153,939	1,096,604
Segment Loss from Operations	(1,160,447)	(351,586)
Interest income (expense)	45	(1,833)
Gain on sale of investments	8,208	-
Noncontrolling interest in subsidiary loss	(6,567)	-
Net Loss Attributable to Common Stockholders	$(1,158,761)	$(353,419)

Comparison of the Third Quarter of Fiscal 2018 to the Third Quarter of Fiscal 2017. In the third quarter of fiscal 2018, our premiums earned and insurance commissions increased by 48.0% and 127.2% respectively as compared to the third quarter of fiscal 2017. Net loss from operations for this segment increased due primarily to the following:

●

Higher employee costs reflecting the acquisition of a majority stake in SCS and the acquisition of Freestate, as well as overhead added at GIG generally in the areas of accounting and information technology staffing in anticipation of potential future operational growth.

●	Increased general and administrative expenses associated with our expanding operations in anticipation of potential future operational growth.

●

Increased commissions paid from $167,915 in the third quarter of fiscal 2017 to $442,425 in the third quarter of fiscal 2018, primarily due to increased revenues within our brokerage operations and at UCS.

●	Increased amortization associated with the acquisition of a majority interest in SCS after the completion of the third quarter of fiscal 2017, as well as the acquisition of UCS in fiscal 2016.

●

Increased losses and loss adjustment expense, an increase of $116,174 from the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2018, mainly associated with increased written premiums at UCS.

The increase in loss from insurance operations was partially offset by increased premiums earned at UCS and higher insurance commissions within our brokerage operations.

The following tables report results for the following two segments in which we operate, billboards and insurance, for the first nine months of fiscal 2018 and the first nine months of fiscal 2017:

Results of Billboard Operations

	For the Nine Months Ended September 30, (unaudited)
	2018	2017
Operating Revenues
Billboard rentals, net	$7,003,254	$3,681,653
Cost of Revenues
Ground rents	1,594,713	1,106,864
Utilities	318,455	217,334
Commissions paid	679,490	196,269
Other costs of revenues	405,750	345,970
Total cost of revenues	2,998,408	1,866,437
Gross profit	4,004,846	1,815,216
Other Operating Expenses
Employee costs	1,915,731	901,709
Professional fees	426,427	192,829
Depreciation	1,092,596	721,244
Amortization	2,116,771	1,157,461
General and administrative	789,302	360,916
Accretion	9,431	-
Loss on disposition of assets	81,857	361,326
Bad debt expense	45,664	41,937
Total expenses	6,477,779	3,737,422
Segment Loss from Operations	(2,472,933)	(1,922,206)
Interest income (expense)	125	-
Net Loss Attributable to Common Stockholders	$(2,472,808)	$(1,922,206)

Comparison of the First Nine Months of Fiscal 2018 to the First Nine Months of Fiscal 2017. Billboard revenues were $7,003,254 in the first nine months of fiscal 2018, an increase of 90.2% of billboard revenues as compared to $3,681,653 for billboard revenues during the first nine months of fiscal 2017. This increase in revenues was driven primarily by the acquisition of additional billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018, as well as improving rentals and occupancy rates of our billboards. Net loss from operations for this segment increased due primarily to the following:

●

Other operating expenses of $6,477,779 in the first nine months of fiscal 2018, which increased by 73.3% as compared to the first nine months of fiscal 2017, principally due to the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018, as well as increased general and administrative and employee costs to meet future anticipated demand for our operations.

●	Depreciation and amortization non-cash expenses increased primarily due to the acquisitions of billboard businesses from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018.

●	Increased ground rents principally from the Waitt, Key and Tammy Lynn transactions.

●	Increased commissions associated with an increase in revenue driven by acquisitions in the third quarter of fiscal 2018.

The segment loss from operations was partially offset by higher revenues primarily associated with the acquisition of additional billboards in 2017, and the Waitt, Key and Tammy Lynn transactions.

Results of Insurance Operations

	For the Nine Months Ended September 30, (unaudited)
	2018	2017
Operating Revenues
Premiums earned	$1,799,293	$1,574,877
Insurance commissions	2,310,802	892,246
Salvage and subrogation	-	13,680
Investment and other income	92,872	87,335
Total operating revenues	4,202,967	2,568,138
Cost of Revenues
Commissions paid	865,353	370,443
Taxes - premium excise	140,222	59,181
Losses and loss adjustment expense	118,192	13,170
Total cost of revenues	1,123,767	442,794
Gross profit	3,079,200	2,125,344
Other Operating Expenses
Employee costs	3,515,919	1,713,176
Professional fees	437,939	502,066
Depreciation	11,974	10,171
Amortization	943,177	155,614
Bad debt expense	873	-
General and administrative	1,577,576	747,851
Total expenses	6,487,458	3,128,878
Segment Loss from Operations	(3,408,258)	(1,003,534)
Interest income (expense)	(1,515)	(5,499)
Gain on sale of investments	10,345	-
Noncontrolling interest in subsidiary loss	38,233	-
Net Loss Attributable to Common Stockholders	$(3,361,195)	$(1,009,033)

Comparison of the First Nine Months of Fiscal 2018 to the First Nine Months of Fiscal 2017. In the first nine months of fiscal 2018, our premiums earned and insurance commissions increased by 14.3% and 159.0% respectively as compared to the first nine months of fiscal 2017. Net loss from operations for this segment increased due primarily to the following:

●

Higher employee costs reflecting the acquisition of a majority stake in SCS and the acquisition of Freestate, as well as overhead added at GIG generally in the areas of accounting and information technology staffing.

●

Amortization expense of $943,177, an increase of $787,563 as compared to the first nine months of fiscal 2017, mainly associated with the acquisition of a majority interest in SCS after the completion of the first nine months of fiscal 2017, as well as the acquisition of UCS in fiscal 2016.

●	Increased general and administrative expenses associated with our expanding operations, including increased computer and software, insurance, rent, and marketing expenses.

●

An increase of $494,910 in commissions paid from the first nine months of fiscal 2017 to the first nine months of fiscal 2018, primarily due to increased revenues within our brokerage operations and UCS.

The increase in loss from insurance operations was partially offset by higher insurance commissions within our brokerage operations and increased premiums earned at UCS.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2018 compared to the First Nine Months of Fiscal 2017

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2018 and the first nine months of fiscal 2017:

	Nine Months Ended September 30, 2018 (unaudited)	Nine Months Ended September 30, 2017 (unaudited)
Net cash used in operating activities	$(1,752,538)	$(2,022,446)
Net cash used in investing activities	(175,029,833)	(15,794,900)
Net cash provided by financing activities	175,141,100	91,433,091
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,641,271)	$73,615,745

Net Cash Used in Operating Activities.  Net cash used in operating activities was cash outflow of $1,752,538 for the first nine months of fiscal 2018 compared to cash outflow of $2,022,446 for the first nine months of fiscal 2017. The decrease in operating cash outflow was primarily attributable to interest income on U.S. Treasury securities and an increase in unearned premiums partially offset by higher accounts receivable, prepaid expenses, and deferred policy acquisition costs.

Net Cash Used in Investing Activities. Net cash used in investing activities was $175,029,833 for the first nine months of fiscal 2018 as compared with $15,794,900 during the first nine months of fiscal 2017. This increase in net cash used in investing activities is primarily attributable to our acquisition of Waitt, Key and Tammy Lynn, which totaled $135,023,950 and, to a lesser extent, the investment of a portion of the proceeds from the 2017 public offering, the 2018 private placement, and our “at the market” offering in U.S. Treasury securities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $175,141,100. This consists of gross proceeds of approximately $150,000,000 raised through the sale of our Class A common stock in our 2018 private placement and gross proceeds of $26,696,400 raised through our “at the market” offering during the first nine months of fiscal 2018, offset by offering costs of $1,555,300 collectively. This is an increase from the $91,433,091 provided by financing activities in the first nine months of 2017 from the 2017 public offering.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At September 30, 2018, we had $4,817,750 in unrestricted cash and $98,799,898 in U.S. treasuries available for sale. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows. We expect to finance future acquisitions primarily with cash and seller or third party financing. In the future, we may also satisfy all or a portion of the purchase price paid for an acquisition with our equity securities.

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

In February 2018, we announced the entry into a stock purchase agreement relating to the issuance and sale of up to $150,000,000 of our unregistered Class A common stock, which we refer to as the “2018 private placement.” 3,300,000 shares were issued in the initial closing, which occurred on March 6, 2018, resulting in gross proceeds to us of $76,890,000. The remaining 3,137,768 shares were issued during the second quarter of fiscal 2018 in a subsequent closing on May 15, 2018, resulting in gross proceeds to us of approximately $73,110,000. Under the 2018 private placement, all shares were sold at $23.30, a slight premium to the $23.29 closing price of the Class A common stock on the NASDAQ Capital Market, as reported by NASDAQ on February 22, 2018.

During the third quarter of fiscal 2018, we utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” in February 2018. This registration statement was declared effective on February 9, 2018. The “at the market” offering is pursuant to a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered, that we entered into in the first quarter of fiscal 2018. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Sales of our Class A common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to Cowen with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” As of September 30, 2018, Cowen sold an aggregate of 1,177,929 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $26,696,400, of which 28,080 shares were sold during the third quarter of fiscal 2018, primarily in July, for net proceeds to us of $576,011 during the third quarter of fiscal 2018 after commissions and offering costs.

We believe that our existing cash and short-term investments, the proceeds from the 2017 public offering, the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, and additional funds that we may receive in the “at the market” offering will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. At September 30, 2018, we had in excess of $103,000,000 available in unrestricted cash and U.S. Treasury securities. We also expect that we will have access to adequate cash to continue the implementation of our strategy at least over the next 12 months to grow through additional acquisitions and the expansion of our existing insurance activities. If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through the sale of our securities, long term debt borrowings and/or other financing options.

In the future, we may use a number of different sources to finance our acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by our assets), additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining whether to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

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

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 30, 2018. We believe that at September 30, 2018, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures are not effective due to a material weakness in internal control over financial reporting as of September 30, 2018 for the reasons discussed below.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we identified a material weakness resulting from the aggregation of two significant deficiencies in the information technology general control, which we refer to as “ITGC,” environment and certain transaction level controls primarily related to the revenue recognition and expenditures processes at the subsidiary level. We have continued to mitigate these significant deficiencies through the addition of qualified accounting personnel and the engagement of an outside consulting firm to assist with the design and rationalization of both ITGC and financial controls to ensure the design of key controls appropriately addresses the risks related to critical functionality and provides a consistent application of controls. As of September 30, 2018, we feel we have sufficiently remediated the design aspects of these deficiencies and are awaiting adequate implementation and testing of the remediated controls before determining operating effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported on our Current Report on Form 8-K dated August 1, 2018, on July 31, 2018, Link Media Southeast, LLC, a subsidiary of Link Media Holdings, LLC, completed the acquisition of Tammy Lynn Outdoor, LLC. The majority of the purchase was completed using cash but, as part of the consideration for the purchase, the seller, W.B. Acken, received 85,170 shares of our Class A common stock on August 1, 2018. These 85,170 shares of Class A common stock were initially issued by the Company as unregistered shares, and were issued in accordance with Section 4(a)(2) of the Securities Act. These shares were subsequently registered on a Registration Statement on Form S-3 (File No. 333-226779) which was filed on August 10, 2018 and declared effective on August 21, 2018, which we refer to as the “Tammy Lynn Registration Statement.” The Company has not and will not receive any of the proceeds from the offering described in the Tammy Lynn Registration Statement.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following Exhibit Index are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (*)

Asset Purchase Agreement by and between Link Media Midwest, LLC, Key Outdoor, Inc., and Angela K. Dahl and Robert A. Dahl, dated as of August 22, 2018, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 23, 2018.

2.2 (*)

Asset Purchase Agreement by and between Link Media Omaha, LLC and Waitt Outdoor, LLC, dated as of August 31, 2018, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2018.

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

November 13, 2018

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

November 13, 2018

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

November 13, 2018