Form 10-K
period 2018-12-31
BOSTON OMAHA Corp
filed 2019-03-18
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $193,334,464.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 21,176,762 shares of Class A common stock as of March 11, 2019 and 1,055,560 shares of Class B common stock as of March 11, 2019.

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

THIS REPORT ALSO CONTAINS STATISTICAL AND OTHER INDUSTRY AND MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY THAT WE OBTAINED FROM INDUSTRY PUBLICATIONS AND RESEARCH, SURVEYS AND STUDIES CONDUCTED BY US AND THIRD PARTIES AS WELL AS OUR ESTIMATES OF POTENTIAL MARKET OPPORTUNITIES. INDUSTRY PUBLICATIONS, THIRD-PARTY AND OUR OWN RESEARCH, SURVEYS AND STUDIES GENERALLY INDICATE THAT THEIR INFORMATION HAS BEEN OBTAINED FROM SOURCES BELIEVED TO BE RELIABLE, ALTHOUGH THEY DO NOT GUARANTEE THE ACCURACY OR COMPLETENESS OF SUCH INFORMATION. THIS MARKET DATA INCLUDES PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THIS DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

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

Our Company

Boston Omaha Corporation, which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” commenced its current business operations in June 2015 and currently operates two separate lines of business: outdoor advertising, and surety insurance and related insurance brokerage activities. In addition, we have made minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and in a homebuilding company with operations located primarily in the southeast United States.

Outdoor Billboards

We commenced our billboard business operations in June 2015 through smaller acquisitions of billboard companies located in the southeast United States and Wisconsin. In March 2018, we operated 479 billboard structures. During July and August 2018, we acquired the stock or assets of three additional billboard companies for a combined cash purchase price of $134,798,950, net of adjustments, which increased our overall billboard count and as of March 11, 2019 we have approximately 2,900 billboard structures containing approximately 5,400 advertising faces (of which 61 are digital displays).  These transactions include our acquisition on July 31, 2018 of Tammy Lynn Outdoor, LLC for cash and stock consideration of approximately $16 million, our acquisition on August 22, 2018 of substantially all of the assets of Key Outdoor, Inc. for approximately $38 million, and our acquisition on August 31, 2018 of Waitt Outdoor, LLC, for approximately $84 million. We believe the acquisitions of Waitt Outdoor, LLC and Key Outdoor, Inc., with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard company in the markets we serve in the Midwest. We expect to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

We are attracted to the outdoor display market due to a number of factors, including high regulatory barriers to building new billboards in some states, growing demand, low maintenance capital expenditures for static billboards, low cost per impression for customers, and the potential opportunity to employ more capital in existing assets at reasonable returns in the form of perpetual easements and digital conversions. In addition, unlike other advertising industries, the Internet has not had a material adverse impact on outdoor advertising revenues. Revenues for out-of-home advertising have continued to rise over the past several years, in contrast to print and other non-Internet based advertising. The billboard industry’s three largest companies are estimated to account for more than 50% of the industry’s total revenues, and several industry sources and our experience suggest that there are a large number of other companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future.

Surety Insurance

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG,” designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. Our surety insurance business commenced in April 2016 with the acquisition of a surety insurance brokerage business with a national Internet based presence. In December 2016, we completed the acquisition of United Casualty and Surety Insurance Company, which we refer to as “UCS,” an A.M. Best A– (“Excellent”) rated primary insurance carrier with an almost 30-year history of providing surety bonds for contractors, small businesses and individuals. Customers of UCS are often required to obtain surety bonds to comply with the laws of states, municipalities and other agencies. When acquired, UCS was licensed to conduct business in only nine states. Since that time, we have expanded the licensing of the UCS business to all 50 states and the District of Columbia as of March 13, 2019. Over the past three years, we have also acquired several additional surety insurance brokerage businesses, and collectively these agencies offer surety bonds in all 50 states. We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similar economics.

Minority Investments

Since 2015, we have made minority investments in several different industries.

●	Since September 2015, we have made a series of investments in the commercial real estate management, brokerage and related services business.

●

In late December 2017, we invested $10 million in Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, Dream Finders Holdings LLC’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers.

●

On May 31, 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc., which we refer to as “Crescent.” Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

Additional Opportunities for Growth

In addition to our activities in outdoor billboards, surety insurance, and the various industries in which we have made minority investments, we will also consider other industries which offer the potential for predictable and attractive returns on invested capital. We expect to continue to be opportunistic in exploring other opportunities which meet our investment criteria.

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

Our History

Boston Omaha Corporation was originally incorporated as REO Plus, Inc., which we refer to as “REO,” on August 10, 2009 under the laws of the State of Texas.  On March 16, 2015, we reincorporated as a Delaware corporation, adopted new bylaws and changed our name to Boston Omaha Corporation.  Our principal business address is 1411 Harney Street, Suite 200, Omaha, Nebraska 68102, and our telephone number is 857-256-0079.  We became a publicly held corporation in November 2012 when Akashic Ventures, Inc., our prior principal stockholder, distributed to certain of its stockholders a total of 132,992 shares of the Company’s common stock held by it.  We registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” on November 9, 2016.  In 2016, we were listed for trading on the OTCQX under the trading symbol “BOMN,” and in June 2017, in connection with our 2017 public offering, we transferred and uplisted to the NASDAQ Capital Market under the trading symbol “BOMN.”

On February 13, 2015, Magnolia Capital Fund, L.P., which we refer to as “MCF,” and Boulderado Partners, LLC, which we refer to as “BP,” acquired shares of the Company’s common stock representing approximately 95% of the Company’s issued and outstanding shares at the time.  MCF is managed by The Magnolia Group, LLC, which we refer to as “Magnolia,” and BP is managed by Boulderado Capital, LLC and Boulderado Group, LLC, which we collectively refer to as “Boulderado.” Magnolia is managed by Adam K. Peterson, one of our Co-Chairmen and Co-Chief Executive Officers. Boulderado is managed by Alex B. Rozek, one of our Co-Chairmen and Co-Chief Executive Officers.

In February 2015, Alex B. Rozek was elected as our sole director and President.  In March 2015, Mr. Rozek elected Adam K. Peterson as an additional director and as our Executive Vice President. On December 7, 2017, Mr. Rozek and Mr. Peterson were elected as Co-Presidents. Mr. Rozek and Mr. Peterson currently serve as our Co-Chief Executive Officers, Co-Presidents and Co-Chairmen of the Company’s Board of Directors.  In addition to Mr. Rozek and Mr. Peterson, our current Board of Directors consists of Brendan J. Keating, who was elected in February 2016, Bradford B. Briner, who was elected in April 2016, Frank H. Kenan II, who was elected in June 2017, Vishnu Srinivasan, who was elected in June 2017, and Jeffrey C. Royal, who was elected in January 2019.

On June 18, 2015, we amended and restated our certificate of incorporation.  As part of this amendment and restatement, we effected a 7:1 reverse stock split of our Class A common stock.  We also created an additional series of our stock now named Class B common stock, par value $0.001 per share (the renaming of our classes of stock was accomplished through a charter amendment on May 25, 2017). Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock. There are currently 1,055,560 shares of our Class B common stock outstanding, which shares are owned in equal amounts by each of MCF and BP.

Between February 2015 and May 2017, we raised $66,872,500 in equity financing, of which $43,305,577 and $11,305,595 were invested by MCF and BP, respectively.  We raised these funds primarily in three separate rounds of financing, each of which coincided with pending or anticipated acquisitions.

In June 2017, pursuant to a Registration Statement on Form S-1 (File No. 333-216040) declared effective on June 15, 2017, we commenced a public offering for 6,538,462 shares of our Class A common stock at $13.00 per share, which we refer to as the “2017 public offering,” that raised, including shares issued pursuant to the overallotment described below, gross proceeds of $97,049,446. Cowen and Company, LLC, which we refer to as “Cowen,” acted as the sole underwriter and received a discount of 4.4853% per share. We also granted Cowen a 30-day option to purchase up to an additional 980,769 shares of Class A common stock, pursuant to which an additional 926,880 shares were sold. In the 2017 public offering, MCF and BP invested $44,999,994 and $2,500,004, respectively. We received aggregate net proceeds from the offering of approximately $91,432,110 after deducting underwriting discounts and commissions and offering expenses payable by us.

On February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement, which we refer to as the “2018 private placement,” pursuant to which the Company agreed to issue and sell to Magnolia BOC I, LP, which we refer to as “MBOC I,” Magnolia BOC II, LP, which we refer to as “MBOC II,” and Boulderado BOC, LP, which we refer to as “BBOC,” $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement. MBOC I and MBOC II are entities managed by Magnolia, and BBOC, which has distributed all of its shares of Class A common stock, was an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000.  The closing of the second tranche of shares sold under the agreement occurred on May 15, 2018, consisting of a total of 3,137,768 shares resulting in total gross proceeds of approximately $73,110,000.

Additionally, in February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company may offer and sell from time to time in an “at the market” offering, at its option, up to a total of $50,000,000 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering will be made pursuant to a prospectus supplement, filed with the Securities and Exchange Commission, which we refer to as the “SEC” or the “Commission,” on March 2, 2018, to our shelf Registration Statement on Form S-3. Cowen is entitled to a commission equal to 3.0% of the gross sales proceeds of any shares sold through Cowen under the Sales Agreement, and we have provided Cowen with customary indemnification and contribution rights. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We are not obligated to make any sales of Class A common stock under the Sales Agreement. The offering of the shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms. Since the inception of the “at the market” offering, 1,346,667 shares have been sold in the “at the market” offering for net proceeds of $30,013,433.

Our Relationship with Magnolia and Boulderado

In their roles as general partners of MCF, MBOC I, MBOC II, and BP, Magnolia and Boulderado, through their ownership of Class A common stock and all of our Class B common stock, control a majority vote on all matters and will for the foreseeable future continue to be able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Adam K. Peterson, our Co-Chief Executive Officer and one of our directors, is a principal in Magnolia and Alex B. Rozek, our other Co-Chief Executive Officer and a director of the Company, is a principal in Boulderado.

The interests of these funds managed by Magnolia and Boulderado may not coincide with the interests of other holders of our Class A common stock. Mr. Peterson and Mr. Rozek also receive compensation from Magnolia and Boulderado for their roles as managers of Magnolia and Boulderado, respectively. Additionally, these funds are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.

MCF is a private investment partnership in Omaha, Nebraska, which commenced operations in August 2014. MBOC I and MBOC II are private investment partnerships in Omaha, Nebraska, which commenced operations in February 2018. Adam K. Peterson is the sole manager of Magnolia, an investment adviser registered with the SEC. Magnolia is the general partner and the manager of MCF, MBOC I and MBOC II. BP is a private investment partnership in Boston, Massachusetts, formed in June 2007. BBOC is a private investment partnership in Boston, Massachusetts, which commenced operations in February 2018. Alex B. Rozek is the Managing Member of Boulderado Group, LLC, the management company of Boulderado Partners, LLC and Boulderado BOC, LP. On February 6, 2019, Alex B. Rozek and entities managed by Boulderado filed a Schedule 13D/A stating that BP has returned all outside capital and is continuing operations to manage family investments only. As a result of these distributions, BBOC distributed all of its shares of Class A common stock and holds no shares of Class A common stock.

Our Acquisitions and Equity Investments

Since June 2015, we have expended over $220 million in the acquisition of businesses in outdoor billboard advertising and surety insurance and brokerage operations, and in the purchase of minority equity interests in various businesses.  We anticipate seeking further acquisitions in these business areas and possibly expanding into other businesses that we believe have the potential for durable profitability in a very competitive world.

Link Media Holdings.  Since June 19, 2015, through 15 acquisitions and one exchange, including three acquisitions in 2018, we have acquired numerous billboard structures, many with multiple faces, and related easements, operating assets and rights in some instances to construct additional billboards. These billboards are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin. We paid a combined purchase price of over $172 million for these billboards and related assets. As of March 11, 2019, we owned approximately 2,900 billboard structures containing approximately 5,400 advertising faces, of which 61 are digital displays.

General Indemnity.  Since September 2015, through five acquisitions, we have acquired one insurance company, UCS, three insurance brokerage firms, and a majority stake in a fourth insurance brokerage firm. We paid a combined purchase price of approximately $18 million. Additionally, we have contributed approximately $11.25 million in statutory capital to UCS. As of March 13, 2019, UCS is authorized to issue surety insurance in all 50 states and the District of Columbia. A.M. Best, which rates insurance companies based on factors of concern to policyholders, rates UCS “A-” (Excellent).

Minority Investments. Since 2015, we have made minority investments in several different industries.

●	Since September 2015, we have made a series of investments in the commercial real estate management, brokerage and related services business.

●

In late December 2017, we invested $10 million in Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, Dream Finders Holdings LLC’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers.

●

On May 31, 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent. Crescent provides retail and business banking services to customers and clients in the greater New Orleans and southeastern Louisiana region. Crescent generates the majority of its revenues from subprime automobile lending.

Industry Background

We currently operate outdoor billboard advertising services and sell surety insurance products and have made minority investments in several commercial real estate management and brokerage companies, a homebuilding company and a bank holding company focused on servicing the automotive loan market.

Outdoor Billboard Advertising.  We currently own and operate approximately 2,900 billboard structures in the southeast and midwest United States containing approximately 5,400 advertising faces, of which 61 are digital displays. In addition, we hold options to build additional billboards in several of these states. Over 95% of our billboards reside on leased parcels of property. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large, advertising structures consisting of panels on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard structure.  Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (e.g., one month to three years). We generally lease individually-selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital ad displays which generally come with shorter term ad contracts (one to twelve months). Outdoor billboards were estimated as a $5 billion market in the U.S. in 2018 based on industry trade journals.  Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for approximately an additional estimated $3 billion in revenues in 2018 according to industry sources. There is no concentration of industries to which we lease billboard space.

Insurance Services.  Suretyship insurance occurs when one party guarantees payment or performance by another party for an obligation or undertaking.  Many obligations are guaranteed through surety bonds. Common types of surety bonds include commercial surety bonds and contract surety bonds.  Suretyship is an integral part of the functioning of government and commerce. In many complex endeavors involving risk, a need exists to have a third party assure the performance or obligations of one party to another party. Surety companies are the “third parties” that provide such assurances in return for premium payments.  Surety bonds are provided in government bidding and contracting processes as well as for individuals obtaining various government licenses.  Various types of bonds are designed to insure that when a contractor bids on a project, and is awarded the project, that the project is completed for the amount of the bid, and that the contractors pay their subcontractors and suppliers.

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

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $6 billion surety market, based on 2017 industry reports. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements.  Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties. In addition to acquiring UCS, we have acquired three surety brokerage firms, The Warnock Insurance Agency, Inc., which we refer to as “Warnock,” Surety Support Services, Inc., which we refer to as “SSS,” and Freestate Bonds, Inc., which we refer to as “Freestate,” and a majority interest in a fourth surety brokerage firm, South Coast Surety Insurance Services, LLC, which we refer to as “SCS.” UCS and these brokerage firms provide us with both premium and commission revenue streams.

Business Overview and Strategy

Since present management took over in February 2015, we have engaged in acquisitions and minority investments in outdoor billboard advertising, surety insurance, commercial real estate services, homebuilding and a bank holding company. Our strategy focuses on investing in companies and lines of business that have consistently demonstrated earnings power over time, with attractive pre-tax historical returns on tangible equity capital, and that are available at a reasonable price.  Since present management took over in 2015 and as of December 31, 2018, our acquisitions and operations have been funded by equity investments, including our 2017 public offering, our “at the market” offering pursuant to our shelf registration statement, private placements, and debt conversions totaling $335,480,240, of which $121,754,647 and $88,743,099 are currently invested by funds managed by Magnolia and Boulderado, respectively. We have used a portion of these proceeds from these financings to acquire outdoor billboard assets in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin. We expect to continue to seek additional acquisitions in out-of-home advertising when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us. We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, opportunity to purchase perpetual easements or land underneath our structures, and the low relative cost per impression of the advertising medium. We have also used the proceeds of these financings to organize GIG and to complete the acquisitions of Warnock, SSS and Freestate, as well as the purchase of a majority interest in SCS, all surety insurance brokerage firms, and to complete the acquisition of UCS, a surety insurance company. To date, we have invested $19 million in the parent company of Crescent, a bank providing retail and business banking services in the subprime automobile lending market, and $10 million in Dream Finders Holdings LLC, a national homebuilder that also provides related services, and we have also made an investment in a commercial real estate management services company headquartered in Las Vegas, Nevada, a related real estate asset management company, and shorter-term investments in a Nevada company that invests in commercial retail centers and two residential real estate development projects in Colorado.

We source acquisitions both internally via phone calls, research or mailings, business relationships developed over time and also by receipt of target acquisition opportunities from a number of brokers and other professionals. We believe each of these proposed acquisitions is consistent with our growth strategy, but there can be no assurance that we will consummate acquisitions pursuant to our letters of intent or acquire any additional billboard assets, surety brokerage firms or minority investments in any other businesses. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. We are also seeking opportunities to acquire other businesses or a significant interest in existing businesses. We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, and that are available at a reasonable price.  However, we may consider minority positions and stock issuances when the economics are favorable. In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

Outdoor Billboard Advertising.  We seek to capitalize on our growing network and diversified geographical and product mix to grow revenues. We currently own approximately 2,900 billboard structures containing approximately 5,400 advertising faces in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin.  These include 61 digital displays. Each of our billboard structures may have one to four faces.  We believe the outdoor advertising business offers attractive industry fundamentals which we hope to utilize and leverage as we plan to continue to grow our presence in the United States.  We hope that our growing presence will be an attractive tool in identifying and attracting both local and national advertisers.  We work with our customers to enable them to better understand how our billboards can successfully reach their target audiences and promote their advertising campaigns.  Our long-term strategy for our outdoor advertising businesses includes pursuing digital display opportunities where appropriate, while simultaneously utilizing traditional methods of displaying outdoor advertisements, and with a goal of consolidating fragmented markets where applicable.

Digital displays offer the opportunity to link electronic displays through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. However, digital displays require more capital to construct compared to traditional bulletins and increase the supply of advertising faces in a market. We currently deploy 61 digital billboards.

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

We typically own the physical structures on which our clients’ advertising copy is displayed. We acquire new structures from third parties on sites we either lease or own or for which we have acquired permanent easements. We generally have limited or no responsibilities to maintain the land on which the billboard is sited. The site lease terms generally range from one to 20 years and often come with renewal options or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases.  In addition to the site lease, we must obtain a permit to build and operate the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee.  Traditional bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser.  These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site.  Our billboard lease costs in 2018 and 2017 were $2,999,971 and $1,404,077, respectively.

Insurance Operations.  UCS has specialized in providing surety bonds since 1989.  UCS is a licensed and authorized insurance carrier rated A- (“Excellent”) by A.M. Best and is approved by the United States Department of the Treasury (570 Circular). UCS is currently licensed to conduct business in all 50 states and the District of Columbia. In addition to traditional surety bonds for contractors and subcontractors, we offer a wide array of bonds including title, auto dealer, lottery store owner, probate, janitorial dishonesty, transportation, and mortgage broker bonds. We also operate SCS and Warnock, brokers with clients nationwide, and SSS, another surety insurance brokerage firm with clients across several states.

We also offer a “Fast Track Rate Advantage” surety bond program through UCS.  This program was developed in response to the needs of small to medium-sized contracting and service firms who expressed a desire for a faster application process with lower rates and higher bond limits than what was then available in the marketplace. The Fast Track Rate Advantage program is typically available for lower contract surety bond amounts. In determining whether to issue the bond, we review audited financial information (or unaudited information with tax return confirmations) from the contractor, in coordination with the contractor’s bond application and other credit history, as well as all pertinent information regarding the contract and the bidding process. During the past ten years in which this program has operated, we have not incurred a higher claims rate using the Fast Track Rate Advantage Program than with our other bond products.

We seek to reduce our risk through limiting policy amounts, extensive underwriting processes, and the use of reinsurance.  Our underwriting process considers a number of factors, including financial health of the customer, the customer’s litigation history, the type of project and bidding process, the form of bond, and, if appropriate, the customer’s pledge of collateral to reduce the risk in the event of a default. Our experience in not being able to recover fully against a customer has, to date, been very limited, as reflected by our claim losses. Historically, claims on surety insurance are mitigated by the limited number of claims, limited coverage amounts and by the ability to pursue the customer obtaining the surety bond for recovery of amounts paid. This contrasts to property and casualty, or life insurance coverages where there is no recovery against the insured.  For the fiscal years ended December 31, 2018 and 2017, claims paid or incurred, net of related subrogation, constituted 3.3% and 0.7% of UCS’ revenues, respectively. Unlike other insurance, such as property and casualty insurance, surety insurance losses are typically very limited due to the indemnity obligations of the insured (including the insured providing collateral as requested), the insurance company’s right to obtain on a priority basis any uncollected funds from any government construction project on which it has issued a bond and steps in for the insured, and reinsurance arrangements.

Competition

Outdoor Billboard Advertising. The outdoor advertising industry in the United States consists of several large companies, and three companies, Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company, own a majority of all outdoor billboards.  These companies are estimated to generate more than 50% of the industry’s total revenues and several industry sources estimate that there are a large number of other companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future. Part of our strategy is to acquire certain of the smaller and medium sized competitors in markets we deem desirable to advertisers.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on their ability to reach consumers, which is driven by location of the display.

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

Employees

As of March 5, 2019, we had 138 employees, of which 89 were in billboard operations, 46 were in insurance services, and 3 were in administrative or corporate related activities.  Of the 138 employees, two employees in billboard operations are part time and three employees in insurance services are part time; the rest of our employees are full time. None of our employees are subject to collective bargaining agreements.  We believe that our relationship with our employees is good.

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

From time to time, legislation has been introduced attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction.  In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies.  In certain circumstances, such as our current Tampa operations, when we lease space from a governmental authority, we may enter into revenue sharing agreements with the authority, and in other circumstances we will manage third party billboards in connection with revenue sharing agreements.  We expect jurisdictions to continue to try to impose such taxes and other fees as a way of increasing revenue.  In recent years, outdoor advertising also has become the subject of targeted taxes and fees.  These laws may affect prevailing competitive conditions in our markets in a variety of ways.  Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry.  No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry.

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

 Regulation of Our Insurance Business

GIG and its subsidiaries intend to transact their insurance business in all 50 U.S. states and the District of Columbia and will be subject to regulation in the various states and jurisdictions in which they operate. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.  Nebraska, the state of domicile for UCS, may also limit the payment of dividends from UCS to GIG and us and, as a result, to our stockholders if and when we ever declare a dividend from the operations of UCS and/or GIG and its other operating subsidiaries.  Currently, we do not anticipate issuing dividends for the foreseeable future.  In 2018, UCS redomiciled as a Nebraska insurance company licensed by the Nebraska Department of Insurance, and currently has certificates of authority to conduct business in all 50 states and the District of Columbia.

GIG and its subsidiaries and/or certain of our designated employees must be licensed to act as agents, brokers and intermediaries by state regulatory authorities in the locations in which we conduct business. Regulations and licensing laws vary by individual state location and are often complex. The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. We endeavor to monitor the licensing of GIG, its subsidiaries and our employees, but the possibility exists that GIG and its subsidiaries and/or certain of our designated employees could be excluded or temporarily suspended from carrying on some or all of our activities in, or could otherwise be subjected to penalties by a particular jurisdiction.

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

Issuance of senior and additional securities.  To the extent that our Board of Directors determines to obtain additional capital, it may issue debt or equity securities.  Existing stockholders have no preemptive rights to common or preferred stock issued in any securities offering by us, and any such offering might cause a dilution of a stockholder’s investment in our Company.

In June 2017, pursuant to a Registration Statement on Form S-1 (File No. 333-216040) declared effective on June 15, 2017, we commenced the 2017 public offering for 6,538,462 shares of our Class A common stock at $13.00 per share that raised gross proceeds of $97,049,446. Cowen acted as the sole underwriter and received a discount of 4.4853% per share. We also granted Cowen a 30-day option to purchase up to an additional 980,769 shares of Class A common stock, pursuant to which an additional 926,880 shares were sold. We received aggregate net proceeds from the offering of approximately $91,432,110 after deducting underwriting discounts and commissions and offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to any director or officer of ours, to any of their associates, to persons owning 10% or more of our common stock or to any affiliates of ours.

On February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement, pursuant to which the Company sold to MBOC I, MBOC II, and BBOC $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The closing of the second tranche of shares sold under the agreement occurred on May 15, 2018, consisting of a total of 3,137,768 shares resulting in total gross proceeds of approximately $73,110,000.

Additionally, in February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company may offer and sell from time to time in an “at the market” offering, at its option, up to a total of $50,000,000 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering will be made pursuant to a prospectus supplement, filed with the SEC on March 2, 2018, to the Company’s shelf Registration Statement on Form S-3, declared effective by the SEC on February 9, 2018. Cowen is entitled to a commission equal to 3.0% of the gross sales proceeds of any shares sold through Cowen under the Sales Agreement, and we have provided Cowen with customary indemnification and contribution rights. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We are not obligated to make any sales of Class A common stock under the Sales Agreement. The offering of the shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms. Since the inception of the “at the market” offering, 1,346,667 shares have been sold in the “at the market” offering for net proceeds of $30,013,433.

As of December 31, 2018, we had approximately $104 million in unrestricted cash and short-term treasury securities. We also expect to continue to sell additional shares of our Class A common stock in the “at the market” offering if we deem the pricing attractive relative to our potential uses of capital. We currently expect that our current cash will be sufficient to fund operations for at least the next 12 months. Depending on the amount of significant acquisitions and investments we make, we may need to raise additional financing to make additional acquisitions and/or investments. Although we have no current plans to do so other than the “at the market” program, we may sell additional securities pursuant to the shelf Registration Statement on Form S-3 (File No. 333-222853) or in other private placements based on our capital needs.

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

We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. We expect to use leverage on terms we find attractive, assessing the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.  Our certificate of incorporation, which, as amended from time to time, we refer to as our “certificate of incorporation” and bylaws, which, as amended from time to time, we refer to as our “bylaws,” do not limit the amount of debt that we may incur. Our Board of Directors has not adopted a policy limiting the total amount of debt that we may incur. Our Board of Directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock if then trading on any exchange, growth and acquisition opportunities and other factors.  Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

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

Offering of securities in exchange for property.  The majority of the Tammy Lynn Outdoor, LLC purchase was completed using cash but, as part of the consideration for the purchase, the seller received 85,170 shares of our Class A common stock. We may in the future issue shares of common stock in connection with acquisitions of other businesses.  For issuances of shares in connection with acquisitions, our Board of Directors will determine the timing and size of the issuances.  Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance, including its determination of whether the issuance is accretive to intrinsic value. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our Class A common stock issued and outstanding immediately before such transaction.  Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of shares of our Class A common stock.

Cessation of Controlled Company Status

On July 3, 2018, we announced that MCF no longer holds a majority of the voting power necessary to elect our outside directors. As a result, we must comply with all general NASDAQ corporate governance guidelines as we no longer qualify for the “Controlled Company” exemption as defined by NASDAQ rules. On January 10, 2019 we increased the size of our Board of Directors from six to seven directors, and approved the election of Jeffrey Royal as a director to fill the vacancy created by the increase to the size of the Board of Directors. In accordance with NASDAQ corporate governance guidelines, a majority of our Board is now comprised of independent directors.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC also maintains an Internet web site that contains these reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

We have incurred losses in each year since our formation in 2009. Our net loss attributable to common stockholders for the fiscal years ended December 31, 2018 and 2017 was $9.1 million and $6.5 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. In the fiscal year ended December 31, 2018, we spent over $138 million on acquisitions of billboard assets, and these billboard acquisitions will generate significant depreciation and amortization charges.  For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, reduce available cash and slow our anticipated growth.

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

Any future acquisitions could present a number of risks, including the risk of using management time and resources to pursue acquisitions that are not successfully completed, the risk of incorrect assumptions regarding future results of acquired operations, and the risk of diversion of management’s attention from existing operations or other priorities. Future acquisitions can also be expected to generate additional depreciation and amortization charges which may contribute to losses. Acquisitions may never meet our expectations.

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

Increased operating expenses associated with the expansion of our business may negatively impact our operating income.

Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:

●	seek to acquire related businesses;

●	expand geographically;

●	make significant capital expenditures to support our ability to provide services in our existing businesses;

●	incur significant depreciation and amortization charges in connection with acquired businesses; and

●	incur increased general and administrative expenses as we grow.

As a result of these factors, we may not achieve, sustain or increase our profitability on an ongoing basis.

We could suffer losses due to asset impairment charges for goodwill and other intangible assets.

We annually test goodwill for impairment, and did so as of October 1, 2018. Based on our review at October 1, 2018, no impairment charge was required. We continue to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For example, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350, Goodwill and Other Intangible Assets and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s financial condition and results of operations.

We intend to raise additional equity capital through the “at the market” offering, and may raise additional capital pursuant to our shelf registration statement or additional private placements, any of which could substantially dilute your investment.

We may need significant additional capital in the future to continue our planned acquisitions. No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all. Failure to do so could have a material adverse effect on our business. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity or convertible securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, antidilution, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time.

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

We currently have remaining approximately $19 million in additional shares of Class A common stock issuable pursuant to the “at the market” offering under which Cowen is acting as our sales agent. There is no guarantee that we will sell any additional shares in the “at the market” offering. We may also raise additional capital pursuant to our current shelf Registration Statement on Form S-3 (File No. 333-222853) or additional private placements based on our capital needs. If we sell shares or other equity securities in one or more other transactions, or issue stock or stock options pursuant to any future employee equity incentive plan, investors may be materially diluted by such subsequent issuances.

We may raise additional capital pursuant to debt financing, and such debt financing arrangements may contain covenants, which, if not complied with, could have a material adverse effect on our financial condition.

To date we have not had a significant debt financing. However, as our operations grow and we achieve certain levels of revenue and cash flows, we are exploring utilizing debt to finance additional acquisitions and our operations. Subject to market conditions and availability, we, or our subsidiaries, may incur significant debt through credit facilities (including term loans and/or revolving facilities), structured financing arrangements, public and private debt issuances or otherwise. Future debt financing arrangements may contain various covenants, including restrictive covenants, which, if not complied with, could have a material adverse effect on our ability to meet our debt obligations and our overall financial condition. Additionally, debt financing arrangements may be at the subsidiary level, but could include a guaranty by us, and could require a pledge of all or substantially all of our, and/or our subsidiaries’, assets.

The amount of leverage we use will vary depending on our available acquisition investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders, and the lenders’ and our estimates of the stability of our operating cash flows. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others, including at the subsidiary level. Leverage can enhance our potential returns but can also exacerbate our losses.

Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

●

our cash flow from operations may be insufficient to make required payments of principal and interest on the debt or we may fail to comply with covenants contained in our debt instruments, which would likely result in (a) acceleration of such debt (and any other debt arrangements containing a cross default or cross acceleration provision) that we may be unable to repay from internal funds, unable to refinance on favorable terms, or unable to repay at all, (b) our inability to borrow additional amounts under other facilities, even if we are current in payments on borrowings under those arrangements and/or (c) the loss of some or all of our assets to foreclosures or forced sales;

●	our debt may increase our vulnerability to adverse economic, market and industry conditions;

●

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our shareholders or other purposes; and

●	we may not be able to refinance maturing debts.

We cannot be sure that our leverage strategies will be successful.

We may be unable to access capital.

Our access to capital depends on a number of factors, some of which we have little or no control over, including:

●	general economic, market or industry conditions;

●	the market’s view of the quality of our assets;

●	the market’s perception of our growth potential;

●	our current and potential future earnings and distributions to our shareholders; and

●	the value of our securities.

We may have to rely on additional equity issuances, which may be dilutive to our shareholders, or on costly debt financings that require a large portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, distributions to our shareholders or other purposes. We cannot be sure that we will have access to such equity or debt capital on favorable terms at the desired times, or at all, which could negatively affect our financial condition and results of operations.

We face intense competition, including competition from companies with significantly greater resources than us, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

Outdoor Billboard Advertising.  The outdoor billboard industry is highly competitive. There is a concentration in the ownership of billboards in the geographic markets in which we compete and significantly larger companies, such as Clear Channel Outdoor Communications, OUTFRONT Media Inc. and Lamar Advertising Company, own the majority of the out-of-home advertising billboards.

Insurance Operations.  Our insurance business intends to operate in an environment that is highly competitive and very fragmented. We will likely compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our surety business. Further, new competitors may regularly enter the market. In addition to UCS, we also operate several surety insurance brokerage firms, and the surety insurance brokerage industry has relatively low barriers to entry. We may experience significant competition and our competitors may have greater financial, marketing and human resources than us.

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

Our results of operations are sensitive to changes in overall economic conditions that impact consumer and commercial spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates and tax rates could reduce our revenues. A general reduction in the level of business activity could adversely affect our financial condition and/or results of operations. For example, in particular, adverse economic conditions, either regionally or nationally, may result in reduced advertising expenditures that could adversely affect our billboard segment of operations. Adverse economic conditions may result in fewer surety transactions and adversely affect our insurance segment of operations. Adverse economic conditions may also affect our investments in homebuilding, auto lending, and commercial real estate management and services.

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

We depend heavily on the efforts and services of our executive officers and other members of our management team to manage our operations, including our Co-Chief Executive Officers and our Chief Financial Officer. The unexpected loss or unavailability of key members of management may have a material adverse effect on our business, financial condition, results of operations, or prospects. Although our Co-Chief Executive Officers devote most of their business time to us and are highly active in our management, they expend part of their time on other business ventures. Among other commitments, our Co-Chief Executive Officers are each managing members of separate investment management entities and are not obligated to devote any specific number of hours to our affairs. These two key employees may not be able to dedicate adequate time to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by their other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

Our executive officers and directors may experience a conflict of interest between their duties to us and to affiliated parties.

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities that collectively own 50.13% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. In addition, we have made minority investments totaling $360,000 in Logic and $40,399 in 24th Street Holding Company, LLC, a related asset management company. Brendan J. Keating, who is one of our directors, is the Manager of both Logic and 24th Street Holding Company, LLC.

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

We rely on the efficient and uninterrupted operation of complex information technology systems, some of which are managed by third parties. All information technology systems are vulnerable to damage or interruption from a variety of sources. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information technology systems.

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

We also rely on our technology infrastructure, some of which is managed by third parties, among other functions, to sell our products and services, bill, collect and make payments, provide services and support to customers, fulfill contractual obligations and otherwise conduct business. This infrastructure processes information, including confidential information belonging to us, our customers and our business partners as well as personally-identifiable information of individuals. Our systems may be vulnerable to damage or interruption from employee errors, natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results. Any of the cyber-attacks, breaches or other disruptions or damage described above, if significant, could materially interrupt our operations, delay services, result in theft of our and our customers’ information and trade secrets, damage customer, business partner and employee relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased cost for security and remediation, each of which could adversely affect our business and financial results.

Changes in laws and regulations governing data privacy and data protection could have a material adverse impact on our business.

We are subject to data privacy laws and regulations that apply to the collection, transmission, storage and use of personally identifiable information, as well as numerous other countries’, federal and state privacy and breach notification laws. While we continue to assess and address the implications of existing and new regulations relating to data privacy, the evolving regulatory landscape presents a number of legal and operational challenges, and our efforts to comply may be unsuccessful. We may also face audits or investigations by one or more government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines, significant expenses in facilitating and responding to the investigations, and overall reputational harm or negative publicity. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us could have a material adverse effect on our business, financial condition and results of operations.

Governmental regulations could adversely affect our business, financial condition, results of operations and prospects, and we may not be successful in maintaining authority to issue surety insurance through UCS.

Outdoor Billboard Advertising.  Our billboard businesses are regulated by governmental authorities in the jurisdictions in which we operate. These regulations could limit our growth by putting constraints on the number, location and timing of billboards we wish to erect. New regulations and changes to existing regulations may also curtail our ability to expand our billboard business and adversely affect us by reducing our revenues or increasing our operating expenses. For example, settlements between major tobacco companies and all U.S. states and certain U.S. territories include a ban on the outdoor advertising of tobacco products. Alcohol products and other products may be future targets of advertising bans, and legislation, litigation or out-of-court settlements may result in the implementation of additional advertising restrictions that impact our business. Any significant reduction in alcohol-related advertising or the advertising of other products due to content-related restrictions could negatively impact our revenues generated from such businesses and cause an increase in the existing inventory of available outdoor billboard space throughout the industry.

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

Our insurance subsidiary, UCS, is subject to extensive regulation in Nebraska, its state of domicile, and to a lesser degree, the other states in which it operates. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, authorizations to write excess and surplus lines of business, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.

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

Because we are a holding company and a significant portion of our operations are conducted by our UCS insurance subsidiary, our ability to pay dividends may depend on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary.

Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders will likely depend in significant part on dividends and other distributions from our subsidiaries, including our insurance subsidiary, UCS. State insurance laws, including the laws of Nebraska, restrict the ability of UCS to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, dividend distribution is limited by Nebraska law. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. UCS may only declare and pay dividends to us after all of UCS’s obligations and regulatory requirements with the Nebraska Department of Insurance have been satisfied.

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

Our efforts to expand our UCS insurance business to a nationwide insurance company may create both short-term and long-term constraints on our UCS operations.

Our UCS insurance team is currently limited in size. We believe expanding our operations nationwide may create additional burdens on our UCS personnel as we manage potentially significantly larger operations. As a result, we anticipate we will need to hire additional personnel to assist the current management team in our expanded surety insurance operations, and we may not be successful in identifying and hiring qualified personnel on a timely basis, if at all.

Our insurance employees could take excessive risks, which could negatively affect our financial condition and business.

As a business which anticipates it will derive a significant portion of its business from the sale of surety and other insurance products, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. However, employees may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

If actual insurance claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected.

As we grow our insurance operations, we will continue to establish claims and claims adjustment expense reserves. These reserves will not represent an exact calculation of liability, but instead will represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. In particular, prior to 2017, UCS was writing business primarily in Massachusetts and has only been writing business outside of Massachusetts for a limited period of time. We do not currently have a long history of national underwriting experience and, as a result, rely on generally available industry data in establishing claims and claims adjustment expense reserves, and our estimates may be materially different from actual losses and adjustments incurred.

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

We will attempt to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established or reviewed. Due to the inherent uncertainty underlying claims and claim adjustment expense reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than will be currently reserved.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of the date of this Annual Report on Form 10-K, A.M. Best has assigned a financial strength rating of “A-” (Excellent) to our operating subsidiary, UCS.  A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analysis include but are not limited to:

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

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting, and Section 404(b) requires our independent registered accounting firm to attest to and report on our management’s assessment of our internal controls. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. In order to comply with these requirements, we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

We may be at risk of failing to accurately report financial results or detect fraud if we fail to implement and maintain an effective system of internal controls and we are currently working to remediate two areas of material weakness in our financial reporting.

We are currently addressing two matters which may impact our ability to maintain adequate internal controls over our financial reporting. Specifically, management noted two material weaknesses: one material weakness pertains to a failure in the design and operation of controls over the review and approval of journal entries at a sufficient level of precision and the other material weakness is the inadequate segregation of duties within the expenditures process at certain locations, as well as a lack of evidence related to authorization and approval of certain expenditures at certain locations. While we are working to remedy these identified issues, our internal controls over our financial reporting are not effective. This raises a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting until such time as such processes are fully implemented.  As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. There can be no assurance that our efforts to remediate the material weaknesses will be successful or will be completed by the end of our 2019 fiscal year. Pursuing these remediation efforts will result in additional technology and other expenses.  Our outside independent public accounting firm, MaloneBailey, LLP, has identified these two material weaknesses in its audit report as presented in Item 8 of this Annual Report on Form 10-K.

If we are unable to remediate these material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses and negatively impact the price of our common stock. In addition, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer as a result of the material weaknesses in our internal controls, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to remediate the material weaknesses effectively or efficiently or avoid future material weaknesses, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

The Sarbanes-Oxley Act required the SEC to implement new requirements on registrants, and these new requirements that were implemented require, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and SEC requirements also require us to assess the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, which we refer to as “Section 404,” requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption since we ceased to be an “emerging growth company” and are now an “accelerated filer.” As a result, our independent registered public accounting firm is required to undertake an annual assessment of our internal control over financial reporting and the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to accept management’s assessment and not provide an attestation report on our internal control over financial reporting, or they may provide an adverse opinion on our internal control over financial reporting. Additionally, if we are not able to meet all the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. We cannot assure you that significant deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting will be identified in the future. Also, future changes in our accounting, financial reporting, and regulatory environment may create new areas of risk exposure. Failure to adequately implement our existing control environment accordingly may impair our controls over financial reporting and cause our investors to lose confidence in the reliability of our financial reporting which may adversely affect our stock price.

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

We are currently a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in certain registration statements filed with the SEC. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

An active trading market for our Class A common stock may not be maintained.

Our Class A common stock began trading on the NASDAQ Capital Market on June 16, 2017. There is a risk that an active trading market for our shares may not be maintained. If an active market for our Class A common stock is not maintained, it may be difficult for you to sell your shares without depressing the market price for the shares or at all. The lack of an active market may also impair your ability to sell your shares at a time you wish to sell them or at a price that you consider reasonable and it may reduce the market value of your shares. An inactive trading market may also impair our ability to raise capital, to continue to fund operations by selling shares, and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price. As of March 11, 2019, we have 21,176,762 shares of Class A common stock outstanding of which 10,616,875 shares are held by funds managed by Magnolia and Boulderado.

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

Sales of our Class A common Stock under Rule 144 could reduce the price of our Class A common stock.

As of March 11, 2019, 13,503,837 shares of our Class A common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. A sale under Rule 144 or under any exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our Class A common stock.

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

Entities managed by Magnolia and Boulderado currently control all voting matters brought before our stockholders.

Currently, MCF and BP collectively own all of our Class B common stock and entities managed by Magnolia and Boulderado own a majority of our Class A common stock.  As a result, Mr. Peterson and entities managed by Magnolia together control 48.86% of the aggregate voting power, and Mr. Rozek and entities managed by Boulderado together control 20.05% of the aggregate voting power. Moreover, it is possible that entities managed by Boulderado and Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia and Boulderado will likely continue to control virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

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

At any time when shares of Class B common stock are outstanding, we may not, without the affirmative vote of both of the Class B Directors:

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

These provisions could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Because we do not intend to pay dividends for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not intend to pay dividends for the foreseeable future, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our Board of Directors may, in its discretion, modify or repeal our dividend policy or discontinue entirely the payment of dividends. The declaration and payment of dividends depends on various factors, including: our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UCS insurance operations.

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

If we are or ever have been a U.S. real property holding corporation, which we refer to as “USRPHC,” under the Foreign Investment in Real Property Tax Act of 1980 and applicable United States Treasury regulations, which we refer to collectively as the “FIRPTA Rules,” unless an exception applies, certain non-U.S. investors in our Class A common stock would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our Class A common stock, and such non-U.S. investor would be required to file a United States federal income tax return. In addition, the purchaser of such Class A common stock would be required to withhold a portion of the purchase price and remit such amount to the U.S. Internal Revenue Service.

In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets. If we are or were a USRPHC, so long as our Class A common stock is “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our Class A common stock is not subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of our common stock under FIRPTA Rules. In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our Class A common stock. Any of our Class A common stockholders that are non-U.S. persons should consult their tax advisors to determine the consequences of investing in our Class A common stock.

You may be diluted by the future issuance of additional Class A common stock in connection with acquisitions or otherwise.

As of March 11, 2019, we had 17,662,122 shares of Class A common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, subject to applicable laws and NASDAQ rules, whether in connection with acquisitions, financings or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

On March 2, 2018, we entered into a Sales Agreement with Cowen, pursuant to which the Company may offer and sell from time to time in an “at the market” offering, at its option, up to a total of $50,000,000 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering have been and will be made pursuant to a prospectus supplement, filed with the SEC on March 2, 2018, to the Company’s shelf Registration Statement on Form S-3, declared effective by the SEC on February 9, 2018. Since the inception of the “at the market” offering, we have issued 1,346,667 shares of Class A common stock under the “at the market” offering, for net proceeds of $30,013,433.  Any future sales under the “at the market” offering and potential additional issuances under the shelf Registration Statement would dilute the percentage ownership held by current investors.

In the future, we may also issue our securities, including shares of our common stock, in connection with financings, investments or acquisitions. We regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions, and none are currently probable, but any pending transaction could be entered into shortly after the filing of this Annual Report on Form 10-K. The amount of shares of our Class A common stock issued in connection with a financing, investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with financings, investments or acquisitions may result in additional dilution to you.

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price and antidilution protection, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Class A common stock could be depressed to some extent by the existence of the preferred stock. As of March 11, 2019, no shares of preferred stock have been issued.

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

Sections 382 and 383 of the Internal Revenue Code contain rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined in Section 382 of the Internal Revenue Code as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating losses, which we refer to as “NOLs,” credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income (if any) with losses, or our tax liability with credits, before such losses and credits expire. Accordingly, these limitations may increase our federal income tax liability.

As of December 31, 2018, we had NOLs of approximately $21.8 million. We are currently assessing the impact of the 2018 private placement, our “at the market” offering and other transactions to determine whether an “ownership change” has occurred and, if so, the limitations on our ability to utilize NOLs. Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may be also at risk of limitation in the event of a future ownership change.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We currently lease office space for our administrative offices in Massachusetts and Nebraska and several of our operations for leases expiring between 2019 and 2026. In connection with the acquisition of various billboard sites, we own several of these sites and in other instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability. The leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 1,141 months. Ground rents for the years ended December 31, 2018 and 2017 were $2,999,971 and $1,407,077, respectively. Contingent rents included in ground rents for the years ended December 31, 2018 and 2017 were $242,626 and $82,733, respectively. Future minimum rents for lease arrangements in existence at December 31, 2018 are described in Note 13 to the Notes to Consolidated Financial Statements. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Since June 16, 2017, our Class A common stock publicly trades under the symbol “BOMN” on the NASDAQ Capital Market. Prior to this time, our Class A common stock was traded on the OTCQX with limited trading volume. Currently, there is no public trading market for our Class B common stock. The following table sets forth the high and low sales price of our Class A common stock, as reported on the NASDAQ Capital Market for the periods indicated:

	High	Low
Year ended December 31, 2018:
First Quarter	$33.88	$19.50
Second Quarter	$27.8524	$20.80
Third Quarter	$31.67	$19.45
Fourth Quarter	$30.645	$21.758
Year ended December 31, 2017:
Second Quarter (trading began on June 16, 2017)	$18.84	$12.1498
Third Quarter	$18.60	$12.95
Fourth Quarter	$35.49	$15.532

Holders of Our Common Stock

As of March 11, 2019, there were approximately 126 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.  As of March 11, 2019, there were 21,176,762 shares of Class A common stock outstanding. As of March 11, 2019, we also had 1,055,560 shares of Class B common stock held entirely by MCF and BP, as well as warrants held by MCF to purchase up to an additional 52,778 shares of our Class B common stock, warrants held by BP to purchase up to 51,994 shares of our Class B common stock, and warrants held by an unaffiliated investor to purchase up to 784 shares of our Class A common stock, each at exercise prices ranging from $8.00 to $10.00 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, opportunity set for retained capital, and other considerations that our Board of Directors deems relevant. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UCS insurance operations. Our Board of Directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.

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

Recent Sales of Unregistered Securities

As previously reported on our Current Reports on Form 8-K dated February 26, 2018 and May 15, 2018, on February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, pursuant to which we sold to MBOC I, MBOC II, and BBOC $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of our Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement. The securities were issued in accordance with Rule 506(b) of Regulation D promulgated under the Securities Act. MBOC I and MBOC II are entities managed by Magnolia, and BBOC, which has distributed all of its shares of Class A common stock, was an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The closing of the second tranche of shares sold under the agreement occurred on May 15, 2018, consisting of a total of 3,137,768 shares resulting in total gross proceeds of approximately $73,110,000.

As previously reported on our Current Report on Form 8-K dated August 1, 2018, on July 31, 2018, Link Media Southeast, LLC, a subsidiary of Link Media Holdings, LLC, completed the acquisition of Tammy Lynn Outdoor, LLC. The majority of the purchase was completed using cash but, as part of the consideration for the purchase, the seller received 85,170 shares of our Class A common stock in accordance with Section 4(a)(2). We subsequently filed a Registration Statement on Form S-3 to register such shares on behalf of the seller.

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

Billboards: We commenced our billboard business operations in June 2015 through acquisitions of smaller billboard companies located in the southeast United States and Wisconsin. As of March 2018, we operated 479 billboard structures. During July and August 2018, we acquired the membership interests or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. These transactions include our acquisition on July 31, 2018 of Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” for cash and stock consideration, our acquisition on August 22, 2018 of substantially all of the assets of Key Outdoor, Inc., which we refer to as “Key,” for approximately $38 million, and our acquisition on August 31, 2018 of Waitt Outdoor, LLC, which we refer to as “Waitt,” for approximately $84 million. We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of March 11, 2019, we operate approximately 2,900 billboards with approximately 5,400 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

Surety Insurance: Our surety insurance business commenced in April 2016 with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of UCS, a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. Since that time, we worked to grow the number of states in which UCS can issue surety bonds and, as a result, UCS is now licensed to issue surety insurance in all 50 states and the District of Columbia. In addition, over the last two years, we have also acquired several additional surety insurance brokerage businesses located in various regions of the United States.

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

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million, through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a low cost advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small- and medium-sized businesses and individuals required to provide surety bonds in connection with their work for government agencies and others, or to meet regulatory licensing requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia as of March 13, 2019. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

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

Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct cost of services. In our billboard business, direct cost of services includes land leases, utilities, repairs and maintenance of equipment, sales commissions, contract services, and other billboard level expenses. In our surety business, direct cost of services includes commissions, premium taxes, fees, and assessments, and losses and loss adjustment expenses.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following is a comparison of our results of operations for the year ended December 31, 2018, which we refer to as “fiscal 2018,” compared to the year ended December 31, 2017 which we refer to as “fiscal 2017.” Our results for fiscal 2018 include the financial and operating results of Waitt, Key and Tammy Lynn, from the date each acquisition was completed through December 31, 2018. Tammy Lynn was acquired on July 31, 2018, we acquired substantially all of the assets of Key on August 22, 2018, and we acquired substantially all of the assets of Waitt on August 31, 2018 and our results include the operating results for these businesses after the acquisition date of each respective transaction. Additionally, in the second quarter of fiscal 2018, Freestate was reorganized into Warnock. For fiscal 2017, operating results include the acquisitions of certain billboard operations which occurred during the first half of fiscal 2017. In addition, these results include our acquisition of a controlling interest in SCS, and the acquisition of each of SSS and Freestate, each of which was completed in the second half of fiscal 2017. Therefore, comparisons of our results for fiscal 2018 to fiscal 2017 may not be meaningful.

Revenues.  For fiscal 2018 and fiscal 2017, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$14,065,132	70.3%	$5,265,746	58.4%	$8,799,386
Premiums earned	3,184,312	15.9%	2,031,597	22.5%	1,152,715
Insurance commissions	2,606,031	13.0%	1,586,200	17.6%	1,019,831
Investment and other income	165,918	0.8%	130,802	1.5%	35,116
Total Revenues	$20,021,393	100.0%	$9,014,345	100.0%	$11,007,048

We realized total revenues of $20,021,393 during fiscal 2018, an increase of 122.1% over revenues of $9,014,345 during fiscal 2017. Total revenues were driven primarily by increases in our net billboard rentals, as well as increases in premiums earned and insurance commissions, which reflect several acquisitions completed in fiscal 2017 and fiscal 2018.

●

Net billboard rentals in fiscal 2018 increased 167.1% from fiscal 2017, primarily due to the acquisitions of billboard businesses in July 2018 and August 2018, including the Waitt, Key and Tammy Lynn transactions. The operating results of Waitt, Key and Tammy Lynn are only included from the date of each respective acquisition. The increase in net billboard rentals also reflects continued improvement in rental and occupancy rates of our existing billboards.

●

Premiums earned from our UCS insurance subsidiary increased by 56.7% reflecting an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the policy is sold.

●

Insurance commission revenue from our surety brokerage businesses increased by 64.3%, reflecting the acquisition of SSS and Freestate as well as the acquisition of a majority stake in SCS, each of which occurred after the completion of the second quarter of fiscal 2017.

●	Investment and other income increased by 26.8% from fiscal 2017 to fiscal 2018, but remained relatively constant as a percentage of total revenues.

Revenues for the Fiscal Quarter Ended December 31, 2018. Revenues in the fourth quarter of fiscal 2018 were $8,815,172, an increase of 63.4% over revenues during the third quarter of fiscal 2018.

During the fourth quarter of fiscal 2018, net billboard revenues increased to $7,061,878, an increase of 88.1% over net billboard revenues of $3,753,795 in the third quarter of fiscal 2018 and also an increase in excess of all revenues from billboard operations in the first nine months of fiscal 2018 of $7,003,254.  Insurance premiums earned from our UCS operations in the fourth quarter of 2018 were $1,385,019, an increase of 70.0% over insurance premiums earned in the third quarter of fiscal 2018 of $814,944. Insurance commission income decreased to $295,229 in the fourth quarter, a decrease of 62.8% from insurance commission revenues of $793,934 in the third quarter of fiscal 2018.

This increase in revenues in the fourth quarter of fiscal 2018 was primarily due to the following factors:

●

The fourth quarter of fiscal 2018 was the first fiscal quarter following the Waitt, Key, and Tammy Lynn acquisitions in which we recognized revenues from these acquired businesses for the entire fiscal quarter.

●	The fourth quarter of fiscal 2018 was also the first quarter in which we were licensed to sell surety insurance in California for the entire fiscal quarter.

These increases were offset by a decline in insurance commission volume as a result of our selling more surety bond products directly through UCS.

Expenses.  For fiscal 2018 and fiscal 2017, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Years Ended December 31,
	2018		2017		2018 vs 2017
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$5,639,030	28.1%	$2,690,538	29.9%	$2,948,492
Cost of insurance revenues	1,949,621	9.7%	739,657	8.2%	1,209,964
Employee costs	8,601,950	43.0%	4,420,231	49.0%	4,181,719
Professional fees	3,460,690	17.3%	2,183,647	24.2%	1,277,043
Depreciation	2,039,408	10.2%	943,845	10.5%	1,095,563
Amortization	6,036,657	30.1%	2,410,081	26.7%	3,626,576
General and administrative	4,222,015	21.1%	1,889,531	21.0%	2,332,484
Loss on disposition of assets	150,649	0.8%	362,575	4.0%	(211,926)
Accretion	52,639	0.3%	-	0.0%	52,639
Bad debt expense	126,275	0.6%	147,172	1.6%	(20,897)
Total Costs and Expenses	$32,278,934	161.2%	$15,787,277	175.1%	$16,491,657

During fiscal 2018, we had total costs and expenses of $32,278,934, as compared to total costs and expenses in fiscal 2017 of $15,787,277. Total costs and expenses as a percentage of revenues decreased to 161.2% in fiscal 2018 from 175.1% in fiscal 2017, which reflects our increase in total revenues, primarily attributable to the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018. Many of our most significant increases in costs reflect our increases in personnel and general and administrative operations from acquisitions made in the third quarter of fiscal 2018 and the fourth quarter of fiscal 2017, and to meet future anticipated demand, particularly in our billboard and insurance operations. In fiscal 2018, cost of billboard revenues, employee costs, professional fees, depreciation, and loss on disposition of assets decreased as a percentage of total revenues as compared to fiscal 2017. Amortization and cost of insurance revenues expenses increased as a percentage of total revenues in fiscal 2018 as compared to fiscal 2017 due primarily to the three acquisitions completed in the third quarter of fiscal 2018. Depreciation and bad debt expense remained relatively constant as a percentage of revenues. Further, as Waitt and Key were acquired in late August and Tammy Lynn was acquired in late July, our results for fiscal 2018 reflect only a portion of the depreciation, amortization and accretion charges which would be incurred for each of these transactions for a full fiscal year.

●

Cost of billboard revenues increased by 109.6% from fiscal 2017 to 2018, but decreased as a percentage of total revenues primarily due to increased revenues associated with the Waitt, Key and Tammy Lynn transactions, which significantly increased our number of billboards and accordingly increased the costs associated with operating this increased inventory, including increased commissions paid and increased land expense reflecting the greater sales volume.

●

Cost of insurance revenues in fiscal 2018 consisted primarily of commissions paid, losses and loss adjustment expense, and premium taxes, fees, and assessments. Due to the additional insurance brokerages acquired during fiscal 2017 and increased revenues, the cost of insurance revenues increased by 163.6% from fiscal 2017 to fiscal 2018.

●

Total employee costs increased to $8,601,950 in fiscal 2018 from $4,420,231 in fiscal 2017, in connection with increased staffing levels in our billboard and insurance operations. This also reflects increased headcount as a result of acquisitions and increased staffing to meet future anticipated demand for our operations. Employee costs as a percentage of revenues decreased to 43.0% in fiscal 2018 from 49.0% in fiscal 2017 due to increased revenues primarily due to the acquisitions of Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018.

●

Professional fees in fiscal 2018 were $3,460,690, or 17.3% of total revenues, as compared to $2,183,647, or 24.2% of total revenues in fiscal 2017. Professional fees increased in fiscal 2018, primarily due to legal, accounting and audit expenses, including professional fees associated with the Waitt, Key and Tammy Lynn transactions, and consulting fees, but decreased as a percentage of total revenues from fiscal 2017 to fiscal 2018.

●

Non-cash expenses in fiscal 2018 included $2,039,408 in depreciation expense, $6,036,657 in amortization expense, and $52,639 in accretion expense. Depreciation expense increased by 116.1% and amortization expense increased by 150.5% from fiscal 2017 to fiscal 2018, and are primarily associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 (reflecting only that portion of the fiscal year from the date of each respective acquisition through December 31, 2018), and the acquisition of a majority stake in SCS in the fourth quarter of fiscal 2017. Accretion expense is in connection with asset retirement obligations for certain billboard assets. We did not have accretion expense in fiscal 2017.

●

General and administrative expenses as a percentage of revenues stayed relatively constant at 21.1% in fiscal 2018 as contrasted to 21.0% in fiscal 2017. These expenses increased in fiscal 2018 by $2,332,484, primarily associated with increased staffing and systems implementations from recent acquisitions as well as to meet future anticipated demand for our operations. Overall, general and administrative expenses increased by 123.4% from fiscal 2017 to fiscal 2018.

Net Loss from Operations.  As a result of our expenses associated with expanding our business operations, professional fees, and amortization, net loss from operations for fiscal 2018 was $12,257,541, or 61.2% of total revenues.  In contrast, net loss from operations for fiscal 2017 was $6,772,932, or 75.1% of total revenues. The improvement in net loss from operations as a percentage of revenue was primarily due to increased revenues, offset by increases in amortization expense associated with acquisitions, and an increase in costs of sales and employee costs as we increased our personnel. The increase in net loss from operations in dollars was primarily due to the increases in personnel costs, amortization expenses, general and administrative expenses, cost of billboard revenues, cost of insurance revenues, and depreciation expenses.

Other Income (Expense). In fiscal 2018, we had income of $3,100,514 (or 15.5% of total revenues) from realized and unrealized gains in securities of $647,271, earnings in our real estate investments of $500,017 and interest income of $1,953,226, which was offset by interest expense of $1,804. Interest income primarily results from our investment in short-term treasury securities. During fiscal 2017, we had a gain of $301,730 from unrealized gains in securities of $132,191, earnings in our real estate investments of $73,760 and interest income of $95,779, which was offset by interest expense of $8,255.

Net Loss Attributable to Common Stockholders.  We had a net loss attributable to common stockholders in the amount of $9,113,937 in fiscal 2018, or a loss per share of $0.46, based on 19,933,467 weighted average shares outstanding. This is compared to a net loss attributable to common stockholders in the amount of $6,467,910 in fiscal 2017, or a loss per share of $0.60, based on 10,817,198 weighted average shares outstanding. In fiscal 2018, we completed the 2018 private placement, began an “at the market” program, and issued shares in connection with the Tammy Lynn acquisition, which increased the weighted average shares outstanding at December 31, 2018 from the weighted average shares outstanding at December 31, 2017.

The following tables report results for the two segments in which we operate, billboards and insurance, for fiscal 2018 and fiscal 2017:

Results of Billboard Operations

	For the Years Ended December 31,
	2018	2017
Operating Revenues
Billboard rentals, net	$14,065,132	$5,265,746
Cost of Revenues
Ground rents	2,999,971	1,407,077
Utilities	604,484	308,687
Commissions paid	1,296,429	308,207
Other costs of revenues	738,146	666,567
Total cost of revenues	5,639,030	2,690,538
Gross margin	8,426,102	2,575,208
Other Operating Expenses
Employee costs	3,299,893	1,264,553
Professional fees	585,145	287,069
Depreciation	2,022,787	928,637
Amortization	4,782,144	1,489,793
General and administrative	1,482,971	541,282
Accretion	52,639	-
Loss on disposition of assets	150,649	362,575
Bad debt expense	125,351	147,172
Total expenses	12,501,579	5,021,081
Segment Loss from Operations	(4,075,477)	(2,445,873)
Interest income	130	25
Net Loss Attributable to Common Stockholders	$(4,075,347)	$(2,445,848)

Comparison of Fiscal 2018 to Fiscal 2017. In fiscal 2018, there was a 167.1% increase in net billboard revenues from fiscal 2017, reflecting the acquisition of billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018, and improving rental and occupancy rates of our billboards. Net loss from operations for this segment increased in total dollars, but decreased as a percentage of segment revenues, due primarily to the following:

●	Increased non-cash amortization and depreciation expenses associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

●

Increased operating expenses, including increased employee costs, professional fees and general and administrative expenses mainly reflecting the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018, each included from the respective date of acquisition.

●	Increased commissions associated with an increase in revenue driven both by acquisitions in the third quarter of fiscal 2018 and improved rental and occupancy rates.

●	Increased ground rents principally from the Waitt, Key and Tammy Lynn transactions.

Results of Insurance Operations

	For the Years Ended December 31,
	2018	2017
Operating Revenues
Premiums earned	$3,184,312	$2,031,597
Insurance commissions	2,606,031	1,586,200
Investment and other income	165,918	130,802
Total operating revenues	5,956,261	3,748,599
Cost of Revenues
Commissions paid	1,442,374	618,284
Premium taxes, fees, and assessments	132,740	107,203
Losses and loss adjustment expense	374,507	14,170
Total cost of revenues	1,949,621	739,657
Gross margin	4,006,640	3,008,942
Other Operating Expenses
Employee costs	4,808,522	2,749,390
Professional fees	513,266	903,947
Depreciation	16,620	15,208
Amortization	1,254,514	920,288
Bad debt expense	923	-
General and administrative	2,113,067	1,074,844
Total expenses	8,706,912	5,663,677
Segment Loss from Operations	(4,700,272)	(2,654,735)
Interest expense	(1,469)	(7,853)
Gain on sale of investments	24,301	-
Noncontrolling interest in subsidiary loss	44,894	11,547
Net Loss Attributable to Common Stockholders	$(4,632,546)	$(2,651,041)

Comparison of Fiscal 2018 to Fiscal 2017. In fiscal 2018, our premiums earned and insurance commissions increased by 56.7% and 64.3% respectively as compared to fiscal 2017. Net loss from operations for this segment increased primarily due to the following:

●

Higher employee expenses reflecting the acquisition of a majority stake in SCS and the acquisitions of SSS and Freestate in the second half of 2017. In addition, overhead was added to GIG generally in the areas of accounting and information technology staffing.

●	Insurance commission expense of $1,442,374, an increase of $824,090 from fiscal 2017, in connection with increased revenues within our brokerage operations and UCS.

●

A $334,226 increase in amortization expense for fiscal 2018 as compared to fiscal 2017, mainly associated with the acquisition of a majority interest in SCS in fiscal 2017 and the acquisition of UCS in fiscal 2016.

●	Increased losses and loss adjustment expense in connection with increasing our reserves due to increased revenues within UCS and entering new geographic markets.

●

Increased general and administrative expenses of $2,113,067, an increase of 96.6% as compared to fiscal 2017, associated with our expanding operations, including computer and software, rent, and marketing expenses.

The increase in loss from insurance operations was partially offset by increased premiums earned at UCS and increased insurance commissions within our brokerage operations, as well as decreased professional fees.

Cash Flows

Cash Flows for Fiscal 2018 compared to Fiscal 2017. The table below summarizes our cash flows, in dollars, for fiscal 2018 and fiscal 2017:

	2018	2017
Net cash provided by (used in) operating activities	$38,325	$(3,186,389)
Net cash used in investing activities	(164,756,183)	(110,859,219)
Net cash provided by financing activities	175,631,127	91,432,110
Net increase (decrease) in cash, cash equivalents, and restricted cash	$10,913,269	$(22,613,498)

Net Cash Provided By (Used in) Operating Activities.  Net cash provided by operating activities in fiscal 2018 was cash inflow of $38,325 as compared with cash outflow of $3,186,389 in fiscal 2017. The 2018 fiscal year was the first year of cash inflow for us and the increase in cash inflows was primarily attributable to the acquisitions of Waitt, Key and Tammy Lynn as well as continued growth in our operations and unearned premiums from our insurance operations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $164,756,183 in fiscal 2018 as compared with $110,859,219 during fiscal 2017. This increase in net cash used in investing activities is primarily attributed to our acquisition of Waitt, Key and Tammy Lynn, which totaled $134,798,950 from a cash standpoint, and, to a lesser extent, payments on two of our 2017 insurance company acquisitions.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $175,631,127 in fiscal 2018 and consists of gross proceeds of approximately $150,000,000 raised through the sale of our Class A common stock in our 2018 private placement and gross proceeds of $27,245,682 raised through our “at the market” offering during fiscal 2018, offset by offering costs of $1,614,555 collectively. This is an increase from fiscal 2017 where we had $91,432,110 provided by financing activities from the 2017 public offering.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At December 31, 2018, we had $17,105,072 in unrestricted cash and $86,845,386 in U.S. treasuries available for sale. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisition with cash, debt and seller or third party financing. Similar to our previous issuance in connection with the acquisition of Tammy Lynn, in the future we may satisfy a portion of the purchase price for a property with our equity securities.

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

In February 2018, we announced the entry into a stock purchase agreement relating to the issuance and sale of $150,000,000 of our unregistered Class A common stock. 3,300,000 shares were issued in the initial closing, which occurred on March 6, 2018, resulting in gross proceeds to us of $76,890,000. The remaining 3,137,768 shares were issued during the second quarter of fiscal 2018 in a subsequent closing on May 15, 2018, resulting in gross proceeds to us of approximately $73,110,000. Under the 2018 private placement, all shares were sold at $23.30, a slight premium to the $23.29 closing price of the Class A common stock on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement.

Also in February 2018, we filed a shelf registration statement on Form S-3 (File No. 333-222853) with the SEC allowing us to sell up to $200,000,000 of our securities.  This registration statement was declared effective on February 9, 2018.  We subsequently entered into a Sales Agreement with Cowen relating to the sale of shares of our Class A common stock to be offered.  In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent.  Sales of our Class A common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to Cowen with respect to certain liabilities, including liabilities under the Securities Act or the Exchange Act. As of December 31, 2018, Cowen sold an aggregate of 1,199,229 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $27,245,682, and net proceeds to us of $26,428,311 after commissions.  Since the inception of the “at the market” offering, Cowen sold an aggregate of 1,346,667 shares of our Class A common stock under this “at the market” offering, including 147,438 shares subsequent to fiscal 2018, overall resulting in gross proceeds to us of $30,941,683, and net proceeds of $30,013,433 after commissions.

We believe that our existing cash and short-term investments generated by the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, and additional funds that we may receive in the “at the market” offering and that we may receive from cash flows from operations, will be sufficient to meet working capital requirements for our current operations and anticipated capital expenditures for the next 12 months. At December 31, 2018, we had approximately $103,950,458 available in unrestricted cash and U.S. Treasury securities. If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us.

In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings (such as bank long-term debt and line of credit facilities, which may or may not be secured by our assets or those of our operating subsidiaries), additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. Any credit or other debt facility we may establish in the future could impose restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard and insurance industries. Specifically, any such restrictions may place limits on our ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets. We also anticipate that any future credit facility may require us to meet a fixed charge coverage ratio and other financial covenants. Our ability to comply with any future loan covenants may be affected by factors beyond our control and a breach of any loan covenants would likely result in an event of default under any such credit facility, which would permit the lenders to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitments to make further extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

Our certificate of incorporation and bylaws do not limit the amount of debt that we may incur. Our Board of Directors has not adopted a policy limiting the total amount of debt that we may incur. Our Board of Directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the markets for debt and equity securities, fluctuations in the market price of our Class A common stock if then trading on any exchange, growth and acquisition opportunities and other factors. Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

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

Revenue Recognition

Billboard Rentals. We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the operating leases generally range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are recognized at a point in time upon satisfaction of the contract, which is typically less than one week.

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

We generate revenue from commissions on surety bond sales. Insurance commissions are earned from various insurance companies based upon our agency agreements with them. We arrange with various insurance companies for the provision of a surety bond for entities that require a surety bond. The insurance company sets the price of the bond. The contract with the insurance company is fulfilled when the bond is issued by the insurance agency on behalf of the insurance company. The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds. Commissions are recognized at a point in time, on a bond-by-bond basis as of the policy effective date and are generally nonrefundable.

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

Deferred Policy Acquisition Costs

Policy acquisition costs consist primarily of commissions to agents and brokers and premium taxes, fees, and assessments. Such costs that are directly related to the successful acquisition of new or renewal insurance contracts are deferred and amortized over the related policy period, generally one year. The recoverability of these costs is analyzed by management quarterly, and if determined to be impaired, is charged to expense. We do not consider anticipated investment income in determining whether a premium deficiency exists. All other acquisition expenses are charged to operations as incurred.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from two years to fifteen years as follows:

	Years
Structures		15
Digital displays and electrical	3	to	10
Static and tri-vision displays	7	to	15
Vehicles, equipment, and furniture	2	to	5

Maintenance and repair costs are charged against income as incurred. Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Periodic internal reviews are performed to evaluate the reasonableness of the depreciable lives for property and equipment. Actual usage, physical wear and tear, replacement history, and assumptions about technology evolution are reviewed and evaluated to determine the remaining useful lives of the assets. Remaining useful life assessments are made to anticipate the loss in service value that may precede physical retirement, as well as the level of maintenance required for the remaining useful life of the asset. Certain assets are also reviewed for salvageable parts.

Property and equipment is reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be fully recoverable. The period over which property and equipment is expected to contribute directly to future cash flows is evaluated against our historical experience. Impairment losses are recognized only if the carrying amount exceeds its fair value.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two years and 50 years as follows:

	Years
Customer relationships	2	to	3
Permits, licenses, and lease acquisition costs	10	to	50
Noncompetition and nonsolicitation agreements	2	to	5
Technology, trade names, and trademarks	2	to	3
Site location		15

Purchased intangible assets, including long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors considered in reviewing the asset values include consideration of the use of the asset, the expected life of the asset, and regulatory or contractual provisions related to such assets. Market participation assumptions are compared to our experience and the results of the comparison are evaluated. For finite-lived intangible assets, the period over which the assets are expected to contribute directly to future cash flows is evaluated against our historical experience. Impairment losses are recognized only if the carrying amount exceeds its fair value.

We have acquired goodwill related to our various business acquisitions. Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill, by reporting unit, is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. For our annual review, we employ a third party valuation expert. Factors considered in the annual evaluation include deterioration in economic conditions (both macro and geographic), limitations on accessing capital, and market value of our company. Industry and market conditions such as changes in competition, the general state of the industry, regulatory and political developments, and changes in market multiples are additional components of the valuation. Changes in key personnel, strategy, and customer retention are also reviewed. If industry and economic conditions deteriorate, we may be required to assess goodwill impairment before the next annual test, which could result in impairment charges.

Investments

Investments include certificates of deposits, U.S. Treasury securities, and equity investments. Our security investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Our trading securities consist of U.S. Treasury securities. We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the balance sheet. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Long-term investments are classified as held-to-maturity and are accounted for at amortized cost. Certificates of deposit are accounted for at carrying value with no adjustments for changes in fair value. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains and losses are included in earnings.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update, which we refer to as “ASU,” No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires entities to carry all investments in equity securities at fair value and recognize any changes in fair value in net income. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. For our equity investments of less than 5% in private companies, we have elected to adopt the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We adopted the provisions of ASU No. 2016-01 on January 1, 2018.

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

Tax Contingencies

We are subject to income taxes and other state and local taxes. Our tax returns, like those of most companies, are subject to periodic audit by federal, state and local tax authorities. Future audits may include questions regarding our tax filing positions, including the timing and amount of deductions and the reporting of various taxable transactions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for these tax exposures in the period in which a tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Recently Issued Accounting Pronouncements

 From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or other standard setting bodies, which are adopted by us as of the specified effective date. In particular, we anticipate that the Financial Accounting Standards Board Accounting Standard Updates 2016-02, 2018-01, 2018-10 and 2018-11 each will have a material impact on our consolidated financial statements upon adoption. Unless otherwise discussed, the Company’s management believes the impact of recently issued standards not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. See Note 2 to these consolidated financial statements for a detailed discussion of recently issued accounting pronouncements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures are not effective due to material weaknesses in internal control over financial reporting as of December 31, 2018 for the reasons discussed below in the management report on internal control over financial reporting.

We acquired Waitt and Key in August 2018. The acquired businesses are included in our 2018 consolidated financial statements and constitute 26% and 12% of consolidated total assets, respectively, and 12% and 6% of consolidated net assets (excluding goodwill and intangibles acquired), respectively, as of December 31, 2018.  Waitt and Key constitute 22% and 10% of consolidated revenues for the year then ended. As the acquisitions occurred in the third quarter of 2018, we excluded the acquisitions’ internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we determined that we lacked adequate internal control due identified deficiencies in internal controls over financial reporting in both the information technology general control, which we refer to as “ITGC,” environment and transaction level controls primarily related to the revenue recognition and expenditures processes at the subsidiary level.  In 2018, we have taken significant steps to improve our risk assessment process and monitoring structure.  We continue to refine the precision level at which our subsidiary controls execute.

In order to remedy our ineffective controls and procedures, we intend to implement further new controls and procedures and ensure existing controls and procedures are operating as designed and at the appropriate level of precision.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth in COSO 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Management has identified material weaknesses in internal controls over financial reporting, specifically journal entries and the expenditures process.

The Company has continued to evolve during the fiscal year 2018 time period.  Entity level controls are well designed and executed.  The transactional level controls at the locations are dynamic due to personnel, software, and process changes as well as additions at the subsidiary level.  Management noted two material weaknesses as follows:

●	While our accounts are routinely reconciled, there was a failure in the design and operation of controls over the review and approval of journal entries at a sufficient level of precision.

●

Although our accounts are routinely reconciled and our financials are subjected to multiple levels of review as well as an independent review by outside accountants, inadequate segregation of duties within the expenditures process at certain locations as well as a lack of evidence related to authorization and approval of certain expenditures at certain locations gave rise to the second material weakness.

Because of these material weaknesses, our management believes that as of December 31, 2018, our internal controls over financial reporting are not effective.

Remediation Efforts—Prior Reported Issue.  In prior quarters, we reported that the combination of  significant deficiencies related to insufficient design and document standard policies and procedures of ITGC processes and insufficient evidence of approval of certain expenditures transactions and other accounting issues raised a reasonable possibility that a material misstatement of our annual or interim financial statements may not be timely prevented or detected and should therefore be considered a material weakness in our internal control over financial reporting.  We believe in this instance that the ITGC issue has been remediated during the fiscal year ended December 31, 2018. We continue to improve upon our expenditures processes through the remediation efforts as noted below.

Remediation Efforts—Material Weakness Assessment.  Relating to our current view that internal control over financial reporting is not effective for the other reasons noted above at year end, we have taken a number of steps to address this potential area of risk.

With oversight from the Audit and Risk Committee, our management has begun to design and implement certain remediation measures to address the above-described material weaknesses and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate these material weaknesses:

●	Ensure that controls that are properly designed are adequately performed to appropriately address risk related to critical functionality.

●	Further rationalize documented controls to ensure adequacy of risk mediation.

●	Embed a specific and precise journal entry review and approval process at the subsidiary locations, utilizing systematic workflow approval wherever feasible.

●

Finalize and implement a company-wide formal delegation of authority policy with defined authorization levels and integrate these approval limits with our enterprise resource planning system or other invoice approval software as appropriate.

●	Continue expansion of qualified accounting personnel.

While management believes that it now has the requisite personnel to operate the controls as designed and maintain internal control over financial reporting, the controls as described above are in the process of being implemented and have not had sufficient time for management to conclude that they are operating effectively. Therefore, the material weaknesses reported will continue to exist until the aforementioned controls have had sufficient time for management to conclude that they are operating effectively.

Notwithstanding the assessment that our internal control over financial reporting is not effective and that there were material weaknesses as identified in this report, based on our recent actions and the post-closing procedures performed, we believe that our financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2018, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Attestation Report of the Registered Public Accounting Firm

The attestation report of MaloneBailey, LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in this Annual Report on Form 10-K on page F-2 and is incorporated herein by reference.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Executive Officers and Directors. The following table lists the current members of our Board of Directors and our executive officers as of March 11, 2019. The address for our directors and officers is c/o Boston Omaha Corporation, 1411 Harney Street, Suite 200, Omaha, Nebraska 68102.

Name	Age	Position(s)	(1)	(2)	(3)

Alex B. Rozek	40	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Adam K. Peterson	37	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Joshua P. Weisenburger	35	Chief Financial Officer, Secretary, and Treasurer

James A. McLaughlin	69	President of Link Media Holdings, LLC

Michael J. Scholl	51	President of General Indemnity Group, LLC

Bradford B. Briner	42	Director	X	X

Brendan J. Keating	37	Director

Frank H. Kenan II	37	Director		X	X

Jeffrey C. Royal	42	Director	X	X	X

Vishnu Srinivasan	40	Director	X		X

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

Alex B. Rozek, age 40, has been Co-Chairperson of our Board of Directors, Co-Chief Executive Officer and President since February 2015, when he became a member of our Board of Directors.  Since July 2007, Mr. Rozek has served as the Manager of Boulderado Group, LLC, which is the investment manager of Boulderado Partners, LLC, a private investment partnership.  Since February 2018, Boulderado Group, LLC is also the investment manager of Boulderado BOC, LP. From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group.  Mr. Rozek graduated with a B.S. in Biology and a Minor in Chemistry from the University of North Carolina.  Our Board of Directors has determined that Mr. Rozek’s 15 years’ experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Adam K. Peterson, age 37, has been Co-Chairperson of our Board of Directors since February 2015, when he became a member of our Board of Directors, and has been President since December 2017. Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP, Magnolia BOC I, LP, and Magnolia BOC II, LP.  Since June 2017, Mr. Peterson has served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market. Since May 2016, Mr. Peterson has served as a Director for Brampton Brick Ltd., a publicly traded Canadian company traded on the Toronto Stock Exchange. From November 2005 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities.  From May 2004 through June 2006, Mr. Peterson was a financial analyst for Kiewit Corporation.  Mr. Peterson graduated with a B.S. in Finance from Creighton University.  Our Board of Directors has determined that Mr. Peterson’s 14 years’ experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Joshua P. Weisenburger, age 35, has served as our Chief Financial Officer, Secretary and Treasurer since June 2017. Mr. Weisenburger has also served as our Chief Accounting Officer and our Controller.  From July 2011 through June 2016, Mr. Weisenburger was employed by Ecolab, Inc. a global leader in water, hygiene and energy technologies and services. At Ecolab, Mr. Weisenburger served first as a finance manager and then as a finance controller throughout various divisions within the company.  Prior to his time at Ecolab, Mr. Weisenburger was employed from June 2005 through August 2009 by Kiewit Corporation, a construction, engineering and mining services company, and held several different treasury roles.  Mr. Weisenburger graduated with a B.S. in Finance from Creighton University and an MBA from the University of Minnesota - Carlson School of Management.

James A. McLaughlin, age 69, has served as President of Link Media Holdings, LLC, a subsidiary of the Company, since March 2017. From October 2013 through October 2016, Mr. McLaughlin served as President and Chief Executive Officer of Signal Holdings, LLC, the owner of Signal Outdoor, LLC a leading operator of street furniture and transit assets primarily located on the east coast of the United States. From June 2004 through June 2012, Mr. McLaughlin served as President and Chief Executive Officer of Olympus Media, LLC, a private equity backed operator of billboards. Mr. McLaughlin has held senior management positions at other outdoor advertising businesses since 1974. Mr. McLaughlin attended West Virginia University.

 Michael J. Scholl, age 51, has served as President of General Indemnity Group LLC, a subsidiary of the Company, since October 2015. From May 2013 through October 2015, Mr. Scholl served as Senior Vice President for Allied Public Risk, a division of Aegis General Insurance Agency, which provides customized insurance products for public entity pools, cities, counties, schools and special service districts.  From November 2013 through May 2014, he served as Chief Operating Officer for American Public Risk, when its business was moved to Allied Public Risk. From November 2009 through October 2013, Mr. Scholl served as Vice President of Business and Product Development at the Argonaut Group.  He also served as Vice President for its Commercial Deposit Insurance Agency subsidiary, a direct provider of cyber-security and crime insurance, from August 2012 through September 2013.  From 1992 through November 2009, Mr. Scholl has held various positions as an actuary and in management at several different insurance firms.  Mr. Scholl is a credentialed actuary, and holds both a B.S. in Statistics, and a B.A. in Business (Economics) from the University of Miami and an M.S. in Statistics from Purdue University.

Bradford B. Briner, age 42, has served as a member of our Board of Directors since April 2016.  Mr. Briner is also currently a member of our Audit and Risk Committee and Compensation Committee. Mr. Briner joined Willett Advisors in 2012 and is the Co-Chief Investment Officer.  Willett Advisors is the investment management arm of the Bloomberg Family and for the Bloomberg Philanthropies.  Previously, Mr. Briner was the Managing Director of Private Investments for Morgan Creek Capital, a $10 billion fund of funds that he co-founded in 2004.  Mr. Briner graduated from the University of North Carolina at Chapel Hill as a Morehead Scholar with a degree in economics with distinction.  Mr. Briner also received an MBA with distinction from Harvard Business School.  Our Board of Directors has determined that Mr. Briner’s 20 years’ experience in real estate, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Brendan J. Keating, age 37, has served as a member of our Board of Directors since February 2016. Since August 2015, Mr. Keating has been Manager and CEO of Logic Real Estate Companies, LLC, a company based in Las Vegas, Nevada and formed in 2015 which provides commercial property brokerage and property management services. A trust controlled by members of Mr. Keating’s family owns a majority of the membership interest in Logic Real Estate Companies, LLC.  From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.  Our Board of Directors has determined that Mr. Keating’s 14 years’ experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Frank H. Kenan II, age 37, has served as a member of our Board since June 2017. Mr. Kenan is also currently a member of our Compensation Committee and Nominating and Corporate Governance Committee. Since August 2014, Mr. Kenan has served as the Co-Founder and Principal of KD Capital Management, LLC. From September 2011 to December 2014, Mr. Kenan served as an Investment Analyst at Boulderado Group, LLC. From January 2006 to January 2008, Mr. Kenan served as a Development Associate at Edens & Avant. From May 2005 to January 2006, Mr. Kenan served as an Analyst at Vivum Group. Mr. Kenan currently serves as a member of the Board of Directors of the Cougar Club of the College of Charleston, a 501(c)(3) non-profit organization that serves as the fundraising arm for the College of Charleston Athletic Department. Mr. Kenan holds a B.S. from the College of Charleston and an M.B.A. from the University of North Carolina at Chapel Hill – Kenan-Flagler Business School. Our Board of Directors has determined that Mr. Kenan’s 14 years’ experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Jeffrey C. Royal, age 42, has served as a member of our Board since January 2019. Mr. Royal is also currently a member of our Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Mr. Royal has also served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market, since October 2017. Since January 2006, Mr. Royal has been the President of Dundee Bank located in Omaha, Nebraska. Prior to joining Dundee Bank, he was Second Vice President of First National Bank of Omaha. Mr. Royal received both his Bachelor’s and Master’s degree in Business Administration from Creighton University and completed the Stonier Graduate School of Banking at Georgetown University and the University of Pennsylvania. Our Board of Directors has determined that Mr. Royal’s 13 years’ experience in banking qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Vishnu Srinivasan, age 40, has served as a member of our Board since June 2017. Mr. Srinivasan is also currently a member of our Audit and Risk Committee and Nominating and Corporate Governance Committee. Mr. Srinivasan joined Ganesh Investments, L.L.C. in 2012, focused on public and private equity investments as a Vice President; he currently is a Managing Director at Ganesh Investments, L.L.C. Ganesh Investments provides investment advisory services to members of the Pritzker family and their charitable foundations. From November 2009 to October 2012, Mr. Srinivasan was an Analyst at Alyeska Investment Group, a long/short hedge fund. From August 2002 until October 2009, Mr. Srinivasan was a Principal and held various other roles at Berkshire Partners, a private equity fund. Mr. Srinivasan graduated summa cum laude from the Wharton School at the University of Pennsylvania with a degree in economics. Mr. Srinivasan also received an MBA from Harvard Business School. Our Board has determined that Mr. Srinivasan’s 17 years’ experience in public and private equity, investment and management services qualifies him to be a member of the Board in light of the Company’s business and structure.

Board of Directors

Family Relationships. None of our officers or directors has any family relationship with any other director or officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Board Composition.  The number of directors of the Company is established by the Board in accordance with the Company’s bylaws. Other than directors elected by our Class B common stock, the directors are elected at the annual meeting of stockholders, and shall hold office until each director’s successor is elected and qualified, unless sooner displaced.

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

Members of the Board discussed various business matters informally on numerous occasions throughout the year. There were thirteen telephonic Board meetings and six unanimous written consents of directors in lieu of meetings. All current directors attended over 90% of the meetings of our Board of Directors and 75% or more of the meetings held by committees of the Board on which they served. Independent directors endeavor to meet on a regular basis as often as necessary to fulfill their responsibilities.

Our Board of Directors currently has seven members, including four independent directors. Messrs. Peterson and Rozek are designated by MCF and BP, and Mr. Keating is affiliated with Logic, in which the Company has a 30% interest, and 24th Street Holding Company, LLC, in which we have a 49.9% interest, both directly and indirectly through our ownership in Logic, and therefore none of Messrs. Peterson, Rozek, or Keating are considered independent. Other than members elected by the holders of our Class B common stock, members of the Board of Directors are elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.  Under the terms of our certificate of incorporation, the holders of our Class B common stock elect two members to our Board of Directors, which members currently are Mr. Rozek and Mr. Peterson.

Director Independence. The Company’s Class A common stock is listed on the NASDAQ Capital Market stock exchange. The Board considers the status of its members pursuant to the independence requirements set forth in the applicable NASDAQ rules and applicable federal securities laws. Our Board of Directors has affirmatively determined that each of Bradford B. Briner, Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan is an independent director under the applicable rules of NASDAQ and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. As of December 31, 2018, the members of the Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and applicable NASDAQ listing requirements.

Cessation of Controlled Company Status. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “Controlled Company” and may elect not to comply with certain NASDAQ corporate governance requirements.

On July 3, 2018, we announced that MCF no longer holds a majority of the voting power necessary to elect our outside directors. As a result, we must comply with all general NASDAQ corporate governance guidelines as we no longer qualify for the “Controlled Company” exemption as defined by NASDAQ rules. On January 10, 2019 we increased the size of our Board of Directors from six to seven directors, and approved the election of Jeffrey Royal as a director to fill the vacancy created by the increase to the size of the Board of Directors. In accordance with NASDAQ corporate governance guidelines, a majority of our Board is now comprised of independent directors.

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

Our Audit and Risk Committee currently consists of Bradford B. Briner, Jeffrey C. Royal, and Vishnu Srinivasan, with Mr. Briner serving as chair of the committee. The Audit and Risk Committee assists the Board of Directors in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. The Audit and Risk Committee was formed in June 2017, and held four meetings during fiscal 2018. The Board has determined that each of the members of the Audit and Risk Committee meets the criteria for independence under the applicable listing standards of NASDAQ, and that, due to his experience as described in the section entitled “Executive Officers and Directors,” Mr. Briner also qualifies as an “audit committee financial expert” and “independent” as defined by the applicable rules adopted by the SEC and NASDAQ. Our Board of Directors has adopted a written charter under which the Audit and Risk Committee operates. A copy of the Audit and Risk Committee charter is available on our website at http://www.bostonomaha.com/documents/81/1bc381bf3541d2da6b7c080b1ee114ec.pdf.

Our Compensation Committee currently consists of Bradford B. Briner, Frank H. Kenan II, and Jeffrey C. Royal, with Mr. Kenan serving as chair of the committee. The Compensation Committee of the Board of Directors is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers and evaluate our executive officers’ performance and advise on salary, bonus and other incentive and equity compensation. The Compensation Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. In 2018, no compensation consultant was engaged for employee or executive compensation. The Compensation Committee was created in June 2017 and acted by unanimous written consent five times during fiscal 2018. The Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the applicable NASDAQ listing standards. A copy of the Compensation Committee charter is available on our website at http://www.bostonomaha.com/documents/81/d636071762fda9fcadbd82bc7cca4b92.pdf.

Our Nominating and Corporate Governance Committee currently consists of Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan, with Mr. Srinivasan serving as chair of the committee. The Nominating and Corporate Governance Committee is primarily concerned with identifying individuals qualified to become members of our Board of Directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our Board of Directors and the development of our corporate governance guidelines and principles. The Nominating and Corporate Governance Committee was created in June 2017 and had acted by unanimous written consent once in fiscal 2018. A copy of the Nominating and Corporate Governance Committee charter is available on our website at http://www.bostonomaha.com/documents/81/0f0db6ab6083bb4fc913fcbbb592f366.pdf.

The Company’s Nominating and Corporate Governance Committee identifies individuals qualified to become members of our Board of Directors through recommendations from members of the Committee and other Board members and executive officers of the Company and will consider candidates who are recommended by stockholders, as described below. Although the Board does not have a formal diversity policy, the Nominating and Corporate Governance Committee and the Board will consider such factors as it deems appropriate to assist in developing a Board of Directors and committees that are diverse in nature and comprised of experienced and seasoned advisors. These factors focus on skills, expertise or background and may include decision-making ability, judgment, personal integrity and reputation, experience with businesses and other organizations of comparable size, and the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors.

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

Pursuant to the Amended and Restated Bylaws, a stockholder who, in accordance with Rule 14a-8, under the Exchange Act, wants to present a proposal for inclusion in the Company’s proxy statement and proxy card relating to either the Company’s annual stockholders’ meeting or a special stockholders’ meeting must submit the proposal to the Company and, pursuant to Article I, Sections 2 and 3 of our Amended and Restated Bylaws, the notice of the proposal must be delivered to or mailed and received at the principal executive offices of the Company (i) not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day in advance of the anniversary of the previous year’s annual meeting if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year’s annual meeting or not later than 70 days after the anniversary of the previous year’s annual meeting; and (ii) with respect to any other annual meeting of stockholders, no later than the close of business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. However, if the date of our 2019 Annual Meeting of Stockholders occurs more than 30 days before or 70 days after the anniversary of the 2018 Annual Meeting of Stockholders, a stockholder notice will be timely if it is received at our principal executive office no later than the close on business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. The Company announced on February 6, 2019 that the 2019 Annual Meeting of Stockholders will be held on June 8, 2019, which is more than 30 days before the anniversary of the 2018 Annual Meeting of Stockholders; therefore, any notice intended to be given by a stockholder with respect to the Company’s 2019 Annual Meeting of Stockholders pursuant to our Amended and Restated Bylaws must have been received at our principal executive office no later than the close of business on February 15, 2019. To be in proper form, a stockholder’s notice must include the specified information concerning the stockholder and the business proposal or nominee, as described in Article I, Sections 2 and 3 of our Amended and Restated Bylaws.

All proposals must be mailed to the Company’s principal executive office, at the address stated herein, and should be directed to the attention of the Secretary of the Company.

The Nominating and Corporate Governance Committee will evaluate new director candidates in view of the criteria described above, as well as other factors the Committee deems to be relevant, through reviews of biographical and other information, input from others, including members of the Board of Directors and executive officers of the Company, and personal discussions with the candidate when warranted by the results of these other assessments. The Nominating and Corporate Governance Committee will evaluate any director candidates recommended by stockholders under the same process. In determining whether to recommend to the Board of Directors the nomination of a director who is a member of the Board of Directors, the Nominating and Corporate Governance Committee will review the Board of Directors performance of such director and solicit feedback about the director from other members of the Board of Directors.

Compensation of Directors. In July 2018, our Board of Directors adopted a policy whereby Directors that are not directly employed by us or any of our wholly-owned subsidiaries, which we refer to as “Outside Directors” shall each receive compensation at the rate of $10,000 per year, payable quarterly in advance on the first day of each calendar quarter. The Outside Directors as of July 2018 received their first payment for the period through September 30, 2018. The Board of Directors also provided that these guidelines may be modified by the Compensation Committee of the Board of Directors.

Additionally, in July 2018, the Board of Directors adopted a policy whereby Outside Directors are required to hold $50,000 of the Company’s Class A common stock (either directly or indirectly), which amount is converted to a fixed share amount using the average closing price of our Class A common stock during the immediately preceding three months for the period ending June 30, 2018 for any Outside Directors in July 2018 and three months from the last day of the calendar month preceding the date of appointment of any director appointed thereafter. Outside Directors are required to achieve fully their respective ownership level within three years and 50% of the requirement within 18 months from adoption or election, as applicable. The Board of Directors also provided that these guidelines may be modified by the Compensation Committee of the Board of Directors.

Each of Messrs. Rozek and Peterson receive compensation as officers of our Company, and we reimburse all of our directors for reasonable travel and other expenses incurred in attending Board and committee meetings.

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

Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of NASDAQ, as applicable, that serve as a flexible framework within which our Board of Directors and its committees will operate. These guidelines cover a number of areas, including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agendas, roles of the Co-Chairman and Co-Chief Executive Officers, executive sessions, standing Board committees, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website, www.bostonomaha.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of any publicly traded class of the Company’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that our executive officers and directors, and ten percent stockholders compiled with all Section 16(a) filing requirements during the fiscal year ended December 31, 2018, with the following exceptions:

●

A Form 4 report was amended for Adam K. Peterson, Magnolia Capital Fund, LP, and Magnolia Group, LLC on March 5, 2018 to correct the reported number of shares acquired in a transaction that was approved on March 1, 2018.

●

A late Form 4 report was filed for Boulderado Group, LLC, Boulderado Partners, LLC, Boulderado Capital, LLC and Alex B. Rozek on March 6, 2018 to report the acquisition of shares acquired in a transaction that occurred on March 1, 2018.

●	A Form 4 report was amended for Michael J. Scholl on March 6, 2019 to correct an inadvertent omission of shares of Class A common stock acquired in a transaction on May 18, 2018.

●

A late Form 4 report was filed for Adam K. Peterson, Magnolia Capital Fund, LP, Magnolia Group, LLC and Magnolia BOC I, LP on July 2, 2018 to report (i) 146,338 shares of Class A common stock distributed in-kind to a limited partner from Magnolia Capital Fund, LP on March 31, 2018, and (ii) 146,327 shares of Class A common stock distributed in-kind to a limited partner from Magnolia Capital Fund, LP on April 30, 2018.

●

A late Form 4 report was filed for Boulderado Group, LLC, Boulderado Partners, LLC, Boulderado Capital, LLC and Alex B. Rozek on February 5, 2019 that inadvertently omitted the transfer of 5,000 shares of Class A common stock from Boulderado Partners, LLC to Boulderado BOC LP on August 31, 2018.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our principal executive officers and the two most highly compensated executive officers other than our principal executive officers for the Company’s last two completed fiscal years:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)	Total ($)
Alex B. Rozek	2018	$23,660	-	-	$23,660
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2017	$23,660	-	-	$23,660

Adam K. Peterson	2018	$23,660	-	-	$23,660
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2017	$23,660	-	-	$23,660

Joshua P. Weisenburger	2018	$198,000	$110,000	-	$308,000
Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer	2017	$164,091	$80,000	-	$244,091

James A. McLaughlin	2018	$258,333	-	-	$258,333
President of Link Media Holdings, LLC	2017	$172,098	$80,000	-	$252,098

Michael J. Scholl	2018	$275,000	-	-	$275,000
President of General Indemnity Group, LLC	2017	$253,125	$50,000	-	$303,125

Director and Officer Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards to directors or officers at December 31, 2018.  We do not currently have any equity incentive plans established and, as a result, none of our officers or directors is a party to any equity incentive plan with the Company.

Director Compensation

In July 2018, our Board of Directors adopted a policy whereby Directors that are not directly employed by us or any of our wholly-owned subsidiaries shall each receive compensation at the rate of $10,000 per year, payable quarterly in advance on the first day of each calendar quarter. Directors that are directly employed by us or by any of our wholly-owned subsidiaries shall not receive such compensation. All of our directors are also reimbursed for their reasonable travel and other expenses incurred in attending Board and committee meetings. The following table sets forth information with respect to the compensation of our directors, excluding Messrs. Peterson and Rozek who are included in the officer’s table above, for the Company’s last completed fiscal year:

Name	Year	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Bradford B. Briner	2018	$5,000	-	$5,000
Brendan J. Keating	2018	$5,000	-	$5,000
Frank H. Kenan II	2018	$5,000	-	$5,000
Vishnu Srinivasan	2018	$5,000	-	$5,000
Jeffrey C. Royal (1)	2018	-	-	-

(1)	Mr. Royal became a director in January 2019.

The Outside Directors as of July 2018 received their first payment for the period through September 30, 2018. The Board of Directors also provided that these guidelines may be modified by the Compensation Committee of the Board of Directors.

Additionally, in July 2018, the Board of Directors adopted a policy whereby Outside Directors are required to hold $50,000 of the Company’s Class A common stock (either directly or indirectly), which amount is converted to a fixed share amount using the average closing price of our Class A common stock during the immediately preceding three months for the period ending June 30, 2018 for any Outside Directors in July 2018 and three months from the last day of the calendar month preceding the date of appointment of any director appointed thereafter. Outside Directors are required to achieve fully their respective ownership level within three years and 50% of the requirement within 18 months from adoption or election, as applicable. The Board of Directors also provided that these guidelines may be modified by the Compensation Committee of the Board of Directors.

Each of Messrs. Rozek and Peterson receive compensation as officers of our Company, and we reimburse all of our directors for reasonable travel and other expenses incurred in attending Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee members currently are Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan, and none of the Compensation Committee members was, during the fiscal year, an officer or employee of the Company, or was formerly an officer of the Company. Except as described below, none of our executive officers serve as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.  Entities controlled by Mr. Keating serve as the Manager of Logic and 24th Street Holding Company, LLC. Mr. Keating and Mr. Peterson serve as the Managers of The Aligned Group, LLC, which serves as the Manager of TAG.  None of the current members of the Compensation Committee of our Board has ever been an employee of the Company.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Rozek and Peterson Employment Agreements. On August 1, 2015, we entered into employment agreements with each of Alex B. Rozek and Adam K. Peterson. Mr. Rozek and Mr. Peterson each serve as a Co-Chief Executive Officer and as a Co-President. Each of the employment agreements has a one-year term, with automatic successive one-year renewal terms unless we or the executive decline to renew the agreement. Each of the employment agreements provides for a base salary at federal minimum wage per year through December 31, 2015, and an annualized base salary of $275,000 thereafter. However, each of these agreements was amended to delay an increase in the base salary from federal minimum wage until such time as approved by the Compensation Committee. On January 2, 2019, the Compensation Committee approved compensating Mr. Rozek at the base salary of $275,000 per year. Mr. Peterson has requested that he continue to receive nominal base salary at this time. Each of the employment agreements also provides for certain severance payments to the executives in the event their employment is terminated by us without “cause” or if the executive terminates his employment for “good reason.”

Each of Messrs. Rozek and Peterson participate in a management incentive bonus plan, which we refer to as the “MIBP,” effective as of August 1, 2015, under which participants of such plan are eligible to receive cash bonus awards based on achievement by the Company of certain net growth target objectives. Each of Alex B. Rozek and Adam K. Peterson are eligible to participate in the management incentive bonus plan pursuant to their respective employment agreements. The management incentive bonus plan provides for a bonus pool, determined on an annual basis by the Compensation Committee of the Board of Directors, equal to up to 20% of the amount by which our stockholders’ equity for the applicable fiscal year (excluding increases in stockholders’ equity per share resulting from issuances by the Company of its securities or securities of any subsidiary for cash consideration) exceeds 106% of our stockholders’ equity for the preceding fiscal year. On February 27, 2018, the Compensation Committee of the Board of Directors approved changes to the MIBP, effected through an amendment and restatement of the MIBP, including placing certain caps on the total payments under the MIBP through December 2032 and additional annual caps thereafter, as well as establishing a high water mark under the MIBP so that any decrease in adjusted stockholders’ equity per share in any prior year must be first recouped before the 6% hurdle test is applied. Previously, there were no caps on the amounts payable under the MIBP.

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

McLaughlin Employment Agreement. On March 3, 2017, we hired James A. McLaughlin to serve as the President and Chief Executive Officer of our wholly-owned subsidiary Link Media Holdings, LLC. In connection with the employment of Mr. McLaughlin, Link Media Holdings, LLC and Mr. McLaughlin entered into an Executive Employment Agreement, pursuant to which Mr. McLaughlin will receive an annual base salary of $208,000, which may be incrementally increased up to $500,000 based upon the achievement of certain annual revenue thresholds for Link Media Holdings, LLC and its subsidiaries. However, on July 1, 2018, Mr. McLaughlin’s employment agreement was amended to increase his annual base salary to $300,000. Mr. McLaughlin will be eligible for a fee of 0.5% in connection with the sourcing of certain acquisition targets. In addition, Mr. McLaughlin will be eligible to receive an annual incentive cash bonus equal to 25% of the increase in annual earnings against a defined baseline, which baseline shall be subject to a minimum threshold and shall be mutually revised to the extent that capital investments or acquisition activity impacts the earnings of Link Media Holdings, LLC (although the amount of such annual bonus for calendar year 2017 will be at the discretion of Link Media Holdings, LLC). Further, Mr. McLaughlin will be eligible for a long-term incentive cash bonus based upon the achievement of certain earnings thresholds.  Mr. McLaughlin will also be eligible to participate in all customary employee benefit plans or programs adopted by Link Media Holdings, LLC from time to time and made generally available to similarly situated executive employees. Additionally, the Employment Agreement provides that Mr. McLaughlin’s employment with Link Media Holdings, LLC may be terminated by either party for any reason upon 30 days’ written notice.  In the event Mr. McLaughlin’s employment is terminated by Link Media Holdings, LLC without “Cause” or by Mr. McLaughlin for “Good Reason,” Mr. McLaughlin will be eligible to receive severance pay equal to twelve months’ base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 11, 2019 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of capital stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared under applicable law. MCF has warrants to purchase 52,778 shares of our Class B common stock and BP has warrants to purchase 51,994 shares of our Class B common stock, and all Class B common stock is convertible to Class A common stock at the option of the holder. Unless otherwise indicated, the address of each person named in the table is c/o Boston Omaha Corporation, 1411 Harney Street, Suite 200, Omaha, Nebraska 68102.

	Class A common stock		Class B common stock
Name of Beneficial Owner	Shares	Percentage of Outstanding Class of Stock	Shares	Percentage of Outstanding Class of Stock	Percentage of Aggregate Voting Power of Class A common stock and Class B common stock (1)	Percentage of Aggregate Economic Interest of Class A common stock and Class B common stock (2)
Magnolia Capital Fund, L.P. (3)	0	0%	580,558	50.03%	17.71%	2.60%
Magnolia BOC I, LP	7,960,095	37.59%			24.28%	35.64%
Magnolia BOC II, LP (4)	2,070,328	9.78%			6.32%	9.27%
The Magnolia Group, LLC	93,176	*			*	*
Boulderado Partners, LLC (5)	493,276	2.33%	579,774	49.97%	19.19%	4.80%
Adam K. Peterson (3)(6)	10,211,561	48.22%	580,558	50.03%	48.86%	48.31%
Alex B. Rozek (5)(7)	774,554	3.66%	579,774	49.97%	20.05%	6.06%
Bradford B. Briner (8)	11,000	*			*	*
Brendan J. Keating (9)	89,350	*			*	*
Frank H. Kenan II (10)	181,666	*			*	*
Vishnu Srinivasan	7,000	*			*	*
Jeffrey C. Royal	0	*			*	*
James A. McLaughlin (11)	84,600	*			*	*
Michael J. Scholl (12)	3,400	*			*	*
Joshua P. Weisenburger	2,418	*			*	*
All directors and officers as a group (10 persons)	11,365,549	53.67%	1,160,332	100%	70.07%	56.08%

_______________________

*	Less than 1%
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
(4)

Based on information provided in that certain Schedule 13G filed with the SEC on May 25, 2018 and that certain Schedule 13G filed with the SEC on February 14, 2019, shares held by Magnolia BOC II, LP are voted by The Magnolia Group, LLC at the direction of 238 Plan Associates LLC, and 238 Plan Associates LLC may be deemed to have voting and dispositive power over such shares.

(5)	Includes warrants to purchase 51,994 shares of our Class B common stock.
(6)

Represents amount of shares and warrants owned by Adam K. Peterson, Magnolia Capital Fund, LP, Magnolia BOC I, LP, Magnolia BOC II, LP and The Magnolia Group, LLC. Mr. Peterson serves as the manager of The Magnolia Group, LLC, the general partner of each of Magnolia Capital Fund, LP, Magnolia BOC I, LP and Magnolia BOC II, LP.

(7)

Represents shares and warrants owned by Boulderado Partners, LLC and 281,278 shares of Class A common stock held by trusts of which Mr. Rozek is the trustee and over which he has voting power, but as to which he disclaims beneficial ownership. Mr. Rozek serves as the manager of Boulderado Capital, LLC, the manager of Boulderado Partners, LLC.

(8)	Represents 10,000 shares of Class A common stock held by a limited liability company of which Mr. Briner is the Managing Member and 1,000 shares of Class A common stock held by Mr. Briner.
(9)

Represents 44,250 shares of Class A common stock held by a trust established for the benefit of Mr. Keating and members of his family, 1,700 shares of Class A common stock held by Mr. Keating, and 43,400 shares of Class A common stock held in retirement and 401(k) accounts for the benefit of Mr. Keating.

(10)

Represents 58,276 shares of Class A common stock held by KD Capital, L.P., of which Mr. Kenan serves as a manager and owns 100% of KD Capital Management, LLC, which is the general partner of KD Capital, L.P. and 123,390 shares of Class A common stock held by a trust under which Mr. Kenan is both the trustee and beneficiary.

(11)

Represents 80,800 shares of Class A common stock held by a trust of which Mr. McLaughlin is the trustee, and 3,800 shares of Class A common stock held in an IRA for the benefit of Mr. McLaughlin. Includes 76,900 shares of Class A common stock pledged as collateral to secure certain personal indebtedness.

(12)	Represents 1,100 shares of Class A common stock held by Mr. Scholl and 2,300 shares of Class A common stock held in IRAs for the benefit of Mr. Scholl.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at December 31, 2018.  We do not currently have any compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, and, as a result, none of our officers and directors is a party to any equity compensation or incentive plan with the Company.

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

Each of BP and MCF agreed as part of the Amended and Restated Voting and First Refusal Agreement also originally entered into on June 19, 2015 to elect as the Class B Directors each of Alex B. Rozek, as a nominee of BP, and Adam Peterson, as a nominee of MCF.  In the event of (a) the death of a Class B Director, (b) the incapacitation of a Class B Director as a result of illness or accident, which makes it reasonably unlikely that the Class B Director will be able to perform his normal duties for the Company for a period of ninety (90) days, or (c) a change of control of BP or MCF, then the Class B stockholder which nominated such dead or incapacitated Class B Director, or the Class B stockholder undergoing such change of control, shall convert all of such Class B common stock into shares of our Class A common stock, in accordance with the procedures set forth in the certificate of incorporation.  The Amended and Restated Voting and First Refusal Agreement also provides each of us and the other parties to the Amended and Restated Voting and First Refusal Agreement with the right of first refusal to purchase the Class B common stock proposed to be sold by the other holder of Class B common stock.

On July 22, 2015, we entered into subscription agreements with each of BP and MCF whereby BP purchased 250,000 shares of our Class A common stock and MCF purchased 1,200,000 shares of our Class A common stock, each at a purchase price of $10.00 per share, resulting in gross proceeds to us of $14,500,000.

On December 7, 2015, we acquired a 30% ownership position in Logic, which provides brokerage and management services for commercial real estate.  Brendan J. Keating holds a controlling interest in Logic and subsequently joined our Board of Directors in February 2016.  We paid $195,000 for our ownership position in Logic, and made subsequent capital contributions of $99,000 on June 21, 2016 and $66,000 on March 1, 2017.  On December 8, 2015, we acquired a 15% interest in TAG, whose business is to invest in retail centers.  As of December 31, 2015, TAG had acquired investments in two retail centers located in Las Vegas, Nevada.  Our equity contribution was $97,500. In addition to our equity interest in TAG, Logic manages both the brokerage and property management services of the assets owned by TAG and is compensated for such services.  The Aligned Group, LLC, an entity owned by each of Mr. Keating, Mr. Peterson and an entity controlled by Mr. Peterson, is the Manager of TAG. No asset management fees or carry fees are charged to TAG by The Aligned Group, LLC. As of December 31, 2018, TAG sold its remaining investments and realized a gain on the sale of its assets. In 2018, we also invested $40,399 in 24th Street Holding Company, LLC that is managed by Mr. Keating and in which we have a 49.9% ownership interest both directly and indirectly through our ownership in Logic.

In February, 2016, we commenced an offering of shares of our Class A common stock to accredited investors, at an offering price of $10.15 per share, which we refer to as the “2016 offering.”  The 2016 offering ended on June 30, 2016, and pursuant to the 2016 offering, we received investments totaling approximately $41,867,346 from 34 investors and issued 4,124,861 shares of Class A common stock. MCF purchased $26,053,000 and BP purchased $3,553,018 of our Class A common stock in the 2016 offering.  In addition, entities controlled by each of Mr. Briner and Mr. Keating collectively purchased $456,750 of our Class A common stock in the 2016 offering. An officer of GIG, who has since left GIG, purchased $49,989 of our Class A common stock in the 2016 offering.

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

On February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement for the 2018 private placement, pursuant to which the Company sold to MBOC I, MBOC II, and BBOC $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement.  MBOC I and MBOC II are entities managed by Magnolia, and BBOC, which has distributed all of its shares of Class A common stock, was an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000.  The closing of the second tranche of shares sold under the agreement occurred on May 15, 2018, consisting of a total of 3,137,768 shares resulting in total gross proceeds of approximately $73,110,000.

Mr. Peterson and Mr. Rozek also receive compensation from Magnolia and Boulderado for their roles as managers of Magnolia and Boulderado, respectively.

On February 6, 2019, Alex B. Rozek and entities managed by Boulderado filed a Schedule 13D/A stating that BP has returned all outside capital and is continuing operations to manage family investments only. As a result of these distributions, BBOC distributed all of its shares of Class A common stock and holds no shares of Class A common stock.

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

Director Independence

Our Board currently consists of Messrs. Rozek, Peterson, Keating, Briner, Kenan, Royal and Srinivasan.  Currently, we consider only Messrs. Briner, Kenan, Royal and Srinivasan to be “independent”, as Messrs. Rozek and Peterson have a direct employment relationship with us and Mr. Keating serves as the chief executive officer of two companies in which we currently own a 30% and 49.9% equity stake respectively, both directly and indirectly. The majority of our Board of Directors is “independent” in accordance with NASDAQ rules including, in the judgment of the Board, the requirement that such directors have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The Board has adopted the following standards to assist it in determining whether a director has a material relationship with us. Under these standards, a director will not be considered to have a material relationship with us if he or she is not:

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

Item 14. Principal Accountant Fees and Services.

Our independent auditor during fiscal 2018 and fiscal 2017 was MaloneBailey, LLP. During fiscal 2018 and fiscal 2017, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31
	2018	2017
Audit Fees (1)	$595,000	$279,000
Audit-Related Fees (2)	$132,000	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q, as well as associated consents and comfort letters.
(2)	Fees for audit-related services include fees associated with audits for our various acquisitions.

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

3.8 (*)

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

4.14 (*)

Stockholders Agreement dated as of May 15, 2018 by and among Boston Omaha Corporation, Magnolia BOC I LP and Boulderado BOC, LP, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2018.

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

10.5 (*)(+)

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

10.8 (*)(+)	Amendment to Management Incentive Bonus Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 13, 2017.

10.9 (*)(+)

Employment Agreement dated November 1, 2017 by and between General Indemnity Group, LLC and Michael Scholl, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2018.

10.10 (*)(+)

Executive Employment Agreement Amendment No. 1 dated July 1, 2018, by and between Link Media Holdings, LLC and James A. McLaughlin, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2018.

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

13.1 (*)	2017 Annual Report, furnished with the Commission on as originally filed with the Commission on April 2, 2018.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1 (#)	Schedule of Subsidiaries of the Company.

23.1 (#)	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	XBRL Instance Document.

101.SCH (#)	XBRL Taxonomy Extension Schema Document.

101.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	XBRL Taxonomy Extension Definition.

101.LAB (#)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	XBRL Taxonomy Presentation Linkbase Document.

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

March 18, 2019

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

March 18, 2019

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 18, 2019
	Alex B. Rozek	(Principal Executive Officer)

/s/	Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 18, 2019
	Adam K. Peterson	(Principal Executive Officer)

/s/	Bradford B. Briner	Director	March 18, 2019
Bradford B. Briner

/s/	Brendan J. Keating	Director	March 18, 2019
Brendan J. Keating

/s/	Frank H. Kenan II	Director	March 18, 2019
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	March 18, 2019
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	March 18, 2019
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	March 18, 2019
	Joshua P. Weisenburger	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Boston Omaha Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Boston Omaha Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Boston Omaha Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2018 and 2017 and for the years then ended and our report dated March 18, 2019 expressed an unqualified opinion on those financial statements.

The Company acquired the assets of Key Outdoor, Inc. and Waitt Outdoor, LLC (collectively, the “Acquired Businesses”) during 2018 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, the Acquired Businesses’ internal control over financial reporting associated with total assets of $126.2 million (of which $91.1 million represents goodwill and intangibles included within the scope of the assessment), and total revenues of $6.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on timely basis. Material weaknesses related to the design and operating effectiveness of process controls over the review and approval of journal entries and the approval and authorization of expenditures have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 18, 2019

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,
	2018	2017

Current Assets:
Cash and cash equivalents	$17,105,072	$6,838,345
Restricted cash	1,038,767	392,225
Accounts receivable, net	4,464,444	1,095,777
Interest receivable	33,552	-
Short-term investments	6,251,064	1,659,299
U. S. Treasury trading securities	-	83,100,805
U. S. Treasury securities available for sale	86,845,386	-
Prepaid expenses	2,823,654	755,121

Total Current Assets	118,561,939	93,841,572

Property and Equipment, net	41,702,155	9,111,013

Other Assets:
Goodwill	98,685,795	24,692,161
Intangible assets, net	37,032,534	9,349,623
Investments	32,381,686	13,901,281
Investments in unconsolidated affiliates	568,713	952,128
Funds held as collateral assets	973,674	1,056,330
Deferred policy acquisition costs	1,412,248	327,031
Other	875,777	245,945

Total Other Assets	171,930,427	50,524,499

Total Assets	$332,194,521	$153,477,084

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	December 31,
	2018	2017

Current Liabilities:
Accounts payable and accrued expenses	$3,550,856	$2,077,635
Short-term payables for business acquisitions	2,000,610	497,000
Funds held as collateral	973,674	1,056,330
Unearned premiums	4,935,310	1,145,575
Deferred revenue	975,690	254,871

Total Current Liabilities	12,436,140	5,031,411

Long-term Liabilities:
Asset retirement obligations	1,824,419	-
Other long-term liabilities	1,316,000	-
Deferred tax liability	57,000	57,000

Total Liabilities	15,633,559	5,088,411

Redeemable Noncontrolling interest	1,345,578	1,234,987

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 21,029,324 and 13,307,157 shares issued and outstanding, respectively	21,029	13,307
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	335,518,323	158,350,410
Accumulated deficit	(20,325,024)	(11,211,087)

Total Stockholders' Equity	315,215,384	147,153,686

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$332,194,521	$153,477,084

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

Revenues:
Billboard rentals, net	$14,065,132	$5,265,746
Premiums earned	3,184,312	2,031,597
Insurance commissions	2,606,031	1,586,200
Investment and other income	165,918	130,802

Total Revenues	20,021,393	9,014,345

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	5,639,030	2,690,538
Cost of insurance revenues	1,949,621	739,657
Employee costs	8,601,950	4,420,231
Professional fees	3,460,690	2,183,647
General and administrative	4,222,015	1,889,531
Amortization	6,036,657	2,410,081
Depreciation	2,039,408	943,845
Loss on disposition of assets	150,649	362,575
Bad debt expense	126,275	147,172
Accretion	52,639	-

Total Costs and Expenses	32,278,934	15,787,277

Net Loss from Operations	(12,257,541)	(6,772,932)

Other Income (Expense):
Interest income	1,953,226	95,779
Equity in income of unconsolidated affiliates	500,017	73,760
Unrealized (loss) gain on securities	(15,395)	132,191
Gain on disposition of investments	662,666	-
Interest expense	(1,804)	(8,255)

Net Loss Before Income Taxes	(9,158,831)	(6,479,457)
Income Tax (Provision) Benefit	-	-

Net Loss	(9,158,831)	(6,479,457)
Noncontrolling interest in subsidiary loss	44,894	11,547

Net Loss Attributable to Common Stockholders	$(9,113,937)	$(6,467,910)

Basic and Diluted Net Loss per Share	$(0.46)	$(0.60)
Basic and Diluted Weighted Average Shares Outstanding	19,933,467	10,817,198

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders' equity January 1, 2017	5,841,815	1,055,560	$5,841	$1,056	$66,925,766	$(4,743,177)	$62,189,486

Stock issued for cash	3,302,411	-	3,303	-	39,923,424	-	39,926,727

Stock issued to related parties for cash	4,162,931	-	4,163	-	52,463,173	-	52,467,336

Offering costs	-	-	-	-	(961,953)	-	(961,953)

Net loss attributable to common stockholders, December 31, 2017	-	-	-	-	-	(6,467,910)	(6,467,910)

Stockholders' equity December 31, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

Stock issued for cash	1,199,229	-	1,199	-	27,244,483	-	27,245,682

Stock issued for business acquisition	85,170	-	85	-	1,699,908	-	1,699,993

Stock issued to related parties for cash	6,437,768	-	6,438	-	149,993,562	-	150,000,000

Increase in redeemable noncontrolling interest	-	-	-	-	(155,485)	-	(155,485)

Offering costs	-	-	-	-	(1,614,555)	-	(1,614,555)

Net loss attributable to common stockholders, December 31, 2018	-	-	-	-	-	(9,113,937)	(9,113,937)

Stockholders' equity December 31, 2018	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(9,158,831)	$(6,479,457)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	8,128,704	3,353,926
Loss on disposition of assets	150,649	362,575
Bad debt expense	126,275	147,172
Equity in earnings of unconsolidated affiliates	(500,017)	(73,760)
Unrealized losses (gains) on securities	15,395	(132,191)
Gain on disposition of investments	(662,666)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,067,224)	(96,264)
Interest receivable	(33,552)	-
Prepaid expenses	(283,555)	(85,663)
Distributions from unconsolidated affiliates	816,201	59,550
Deferred policy acquisition costs	(1,085,217)	(88,796)
Other assets	(629,832)	13,245
Accounts payable and accrued expenses	711,441	(265,818)
Unearned premiums	3,789,735	-
Deferred revenue	720,819	171,092
Deferred tax liabilities	-	(72,000)
Net Cash Provided by (Used in) Operating Activities	38,325	(3,186,389)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(725,857)	-
Proceeds from disposition of asset	41,940	3,667
Purchases of equipment and related assets	(3,120,951)	(2,268,034)
Business acquisitions, net of cash acquired	(134,798,950)	(12,232,298)
Acquisition of investment in unconsolidated affiliate	(40,399)	(66,000)
Proceeds from sales of investments	817,100,670	80,699,435
Purchase of investments	(843,212,636)	(176,787,163)
Other assets	-	(208,826)
Net Cash Used in Investing Activities	(164,756,183)	(110,859,219)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2018	2017

Cash Flows from Financing Activities:
Proceeds from issuance of stock	27,245,682	39,926,727
Proceeds from issuance of stock to related parties	150,000,000	52,467,336
Offering costs	(1,614,555)	(961,953)
Net Cash Provided by Financing Activities	175,631,127	91,432,110

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	10,913,269	(22,613,498)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	7,230,570	29,844,068
Cash, Cash Equivalents, and Restricted Cash, End of Year	$18,143,839	$7,230,570

Interest Paid in Cash	$1,804	$9,899
Income Taxes Paid in Cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2018	2017

Deposit on business acquisition applied to purchase	$-	$2,950,000

Equipment exchanged for note receivable	-	38,000

Short-term payable as consideration for business acquisition	2,229,467	497,000

Asset retirement obligations	165,893	-

Note receivable exchanged for preferred stock	104,019	-

Class A common stock issued for business acquisition	1,699,993	-

Increase in redeemable noncontrolling interest	155,485	-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

General Indemnity Direct Insurance Services, LLC, which we refer to as “GIDIS”

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

For the Years Ended December 31, 2018 and 2017

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments, with the exception of U.S. Treasury securities, purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

We have cash that is restricted for the payment of insurance premiums.

Accounts Receivable

Billboard Rentals

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $50,565 and $24,121, respectively.

Insurance

Accounts receivable consists of premiums on contract bonds and anticipated salvage. All of the receivables have payment terms of less than twelve months and arise from the sales of contract surety bonds. Receivables for contract bonds that are outstanding for more than 90 days are fully reserved. At December 31, 2018 and 2017, there were no reserved receivables.

Anticipated salvage is the amount we expect to receive from principals pursuant to indemnification agreements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Policy Acquisition Costs

Policy acquisition costs consist primarily of commissions to agents and brokers and premium taxes, fees, and assessments. Such costs that are directly related to the successful acquisition of new or renewal insurance contracts are deferred and amortized over the related policy period, generally one year. The recoverability of these costs is analyzed by management quarterly, and if determined to be impaired, is charged to expense. We do not consider anticipated investment income in determining whether a premium deficiency exists. All other acquisition expenses are charged to operations as incurred.

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation and amortization are provided principally on the straight-line method over the estimated useful lives of the assets, which range from two years to fifteen years as follows:

	Years

Structures		15
Digital displays and electrical	3	to	10
Static and tri-vision displays	7	to	15
Vehicles, equipment, and furniture	2	to	5

Maintenance and repair costs are charged against income as incurred. Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset.

Periodic internal reviews are performed to evaluate the reasonableness of the depreciable lives for property and equipment. Actual usage, physical wear and tear, replacement history, and assumptions about technology evolution are reviewed and evaluated to determine the remaining useful lives of the assets. Remaining useful life assessments are made to anticipate the loss in service value that may precede physical retirement, as well as the level of maintenance required for the remaining useful life of the asset. Certain assets are also reviewed for salvageable parts.

Property and equipment is reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be fully recoverable. The period over which property and equipment is expected to contribute directly to future cash flows is evaluated against our historical experience. Impairment losses are recognized only if the carrying amount exceeds its fair value.

Goodwill

Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is subject to an annual impairment test. We designated October 1 as the date of our annual goodwill impairment test. We are required to identify our reporting units and determine the carrying value of each reporting unit. We analyze financial information of our operations to identify discrete segments that constitute a reporting unit. We assign assets acquired and liabilities assumed in business combinations to those reporting units. We have identified three reporting units: billboard operations, insurance brokerage operations, and insurance carrier operations. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to book an impairment loss. For our annual review of reporting units, we employ a third party valuation expert.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill (Continued)

Factors considered in the annual evaluation include deterioration in economic conditions (both macro and geographic), limitations on accessing capital, and our market value. Industry and market conditions such as changes in competition, the general state of the industry, regulatory and political developments, and changes in market multiples are additional components of the valuation. Changes in key personnel, strategy, and customer retention are also reviewed. If industry and economic conditions deteriorate, we may be required to assess goodwill impairment before the next annual test, which could result in impairment charges.

We performed our annual measurement for impairment of the goodwill of our reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on October 1, 2018 and 2017; therefore, we were not required to recognize an impairment loss.

During 2018, goodwill of over $73,000,000 was recorded in connection with our 2018 billboard acquisitions.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two and fifty years as follows:

	Years

Customer relationships	2	to	3
Permits, licenses, and lease acquisition costs	10	to	50
Noncompetition and nonsolicitation agreements	2	to	5
Technology, trade names, and trademarks	2	to	3
Site location		15

Purchased intangible assets, including long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors considered in reviewing the asset values include consideration of the use of the asset, the expected life of the asset, and regulatory or contractual provisions related to such assets. Market participation assumptions are compared to our experience and the results of the comparison are evaluated. For finite-lived intangible assets, the period over which the assets are expected to contribute directly to future cash flows is evaluated against our historical experience. Impairment losses are recognized only if the carrying amount exceeds its fair value.

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

For the Years Ended December 31, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments, Short-term and Long-term

Investments include certificates of deposits, U.S Treasury securities, and equity investments as discussed below. Long-term investments in U.S. Treasury securities are classified as held-to-maturity and are accounted for at amortized cost. We have both the intent and ability to hold the bonds to maturity. Certificates of deposit are accounted for at carrying value with no adjustments for changes in fair value. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains and losses are included in earnings.

Equity Investments

Our equity investments consist of investment in two private companies in which we do not have the ability to exercise significant influence over their operating and financial activities. These investments are carried at cost as there is no market for the common stock and, accordingly, no quoted market price is available. The investments are tested for re-measurement, at least annually, and more frequently upon the occurrences of certain events. We have adopted the provisions of ASU 2016-01 and use the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Land Leases

Most of the advertising structures are located on leased land. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability. At December 31, 2018 and 2017, prepaid expenses include $2,056,195 and $235,057, respectively, in prepaid land leases.

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

The more significant areas requiring the use of management estimates relate to allocation of asset acquisition price between tangible and intangible assets, useful lives for depreciation, amortization and accretion, and the valuation of deferred tax assets and liabilities. Accordingly, actual results could differ from those estimates.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

On January 1, 2018, we adopted Financial Accounting Standards Board, which we refer to as “FASB,” Accounting Standards Update, which we refer to as “ASU,” No. 2014-09 (Codified as Accounting Standards Codification, which we refer to as “ASC,” 606), Revenue from Contracts with Customers using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018 and are not accounted for under ASC 840 Leases. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606, 840, or 944 while comparative information has not been adjusted and continues to be reported under ASC 605.

A majority of our billboard contracts are accounted for under ASC 840 and will continue to be accounted for under the topic until January 1, 2019, our adoption date of FASB ASU No. 2016-02 (Codified as ASC 842), Leases. Contracts which begin prior to January 1, 2019 and are accounted for under ASC 840 will continue to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 will be accounted for under ASC 606 Revenue from Contracts with Customers. The majority of our advertising space contracts will not meet the definition of a lease under ASC 842.

Premium revenues derived from our insurance operations are not subject to this guidance, since they are subject to ASC 944, Financial Services – Insurance.

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the operating leases generally range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized in 2018 was $561,779 and in 2017 was $173,750.

Advertising agency commissions for the years ended December 31, 2018 and 2017 were $20,284 and $18,399, respectively.

Deferred Revenues

We record deferred revenues when cash payments are received in advance of being earned. The term between invoicing and when a payment is due is not significant. For certain services we require payment before the product or services are delivered to the customer. The balance of deferred revenue is considered short-term and will be recognized in revenue within twelve months.

Barter Transactions

We engage in barter transactions wherein we trade advertising space for goods and services. We recognize revenues and expenses from barter transactions at fair value, which is determined based on our own historical practice of receiving cash for similar advertising space from buyers unrelated to the party in the barter transaction. Revenues and expenses for barter transactions were insignificant for 2018 and 2017.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

Commissions

We generate revenue from commissions on surety bond sales and account for commissions under ASC 606. Insurance commissions are earned from various insurance companies based upon our agency agreements with them. We arrange with various insurance companies for the provision of a surety bond for entities that require a surety bond. The insurance company sets the price of the bond. The contract with the insurance company is fulfilled when the bond is issued by the insurance agency on behalf of the insurance company. The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds. Commissions are recognized at a point in time, on a bond-by-bond basis as of the policy effective date and are generally nonrefundable.

Practical Expedients and Exemptions

Upon our transition to ASC 606 from ASC 840, we will utilize the following practical expedients and exemptions from ASC 606. We will expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within cost of billboard revenues (exclusive of depreciation and amortization). We will not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. We have used the practical expedient and not adjusted the amount of consideration for the effects of a significant financing component for deferred revenues where the period between our performance and our customers’ payments will be less than one year. For contracts with customers which exceed one year the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

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

Segment Information

Operating segments are defined as the components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and growth opportunities of each respective segment.

Our current operations for the years ended December 31, 2018 and 2017 include the outdoor advertising industry and the insurance industry.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic loss per common share is computed by dividing the net income (loss) available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the years ended December 31, 2018 and 2017, we had potentially dilutive securities in the form of stock warrants. However, such securities were excluded due to their anti-dilutive effect.

Income Taxes

We account for income taxes in accordance with ASC Topic 740 which requires us to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting, any available operating loss or tax credit carry forwards. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2018 and 2017, we recognized no interest and penalties. As of December 31, 2018 and 2017, we had no accruals for interest and penalties.

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

For the Years Ended December 31, 2018 and 2017

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We adopted this update beginning with our October 1, 2017 goodwill impairment test.

On January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments. The ASU is required to be reflected on a retrospective basis and provides guidance on the classification of certain cash receipts and cash payments, including distributions received from an equity method investee. We adopted the cumulative earnings approach, whereby distributions received are considered to be returns on investment and, thus, should be classified as cash inflows from operating activities on our consolidated statement of cash flows, unless the cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized. When such an excess occurs, the current period distribution up to this excess is considered a return of investment and classified as cash inflows from investing activities. The adoption of ASU No. 2016-15 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model, which we refer to as “ROU,” that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also expect to elect the use of hindsight and the practical expedient pertaining to land easements. We expect to elect all of the new standard’s available transition practical expedients.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our billboard and office operating leases; (2) reclassification within our balance sheet of current asset prepaid operating lease balances to be a reduction of our lease liabilities and; (3) providing significant new disclosures about our leasing activities.

On adoption, we currently expect to recognize additional operating liabilities of over $37,000,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases.

The new standard also provides practical expedients for a company’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. This includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

NOTE 3.	RESTRICTED CASH

Restricted cash consists of the following:

	December 31,
	2018	2017

Insurance premium escrow	$1,038,767	$247,230
Billboard replacement reserve	-	144,995

Total Restricted Cash	$1,038,767	$392,225

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 3.	RESTRICTED CASH (Continued)

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	December 31,
	2018	2017

Cash and cash equivalents	$17,105,072	$6,838,345
Restricted cash	1,038,767	392,225

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$18,143,839	$7,230,570

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2018	2017

Trade accounts	$3,621,695	$828,287
Premiums	890,974	288,039
Anticipated salvage and subrogation	2,340	3,572
Allowance for doubtful accounts	(50,565)	(24,121)

Total Accounts Receivable, net	$4,464,444	$1,095,777

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2018	2017

Structures, displays, and equipment	$44,025,894	$10,484,725
Vehicles and equipment	642,081	143,154
Office furniture and equipment	973,431	395,981
Accumulated depreciation	(3,939,251)	(1,912,847)

Total Property and Equipment, net	$41,702,155	$9,111,013

Depreciation expense for the years ended December 31, 2018 and 2017 was $2,039,408, and $943,845 respectively. During the years ended December 31, 2018 and 2017, we incurred losses on the disposition of assets in the amount of $150,649 and $362,575, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS

2018 Acquisitions

During the year ended December 31, 2018, we completed three acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below. A summary of the revenues and earnings of each since the acquisition dates included in the consolidated statements of operations for the year ended December 31, 2018 is provided in the tables below.

Billboard Acquisitions

Tammy Lynn Outdoor, LLC

On July 31, 2018, our subsidiary, LMSE, entered into a purchase agreement with Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” based in Bluefield, West Virginia. The assets acquired are primarily located in West Virginia with additional acquired assets located in Virginia. The purchase price consisted of $14,763,261 in cash, net of adjustments, and 85,170 shares of our Class A common stock, for a total purchase price of $16,463,254. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Southeastern United States and will be revised when we have completed our evaluation. Due to the timing of the transaction, the initial accounting for the business acquisition is incomplete. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships, and detailed reports for structures, permits, and easements; also, we are reviewing lease contracts for potentially favorable leases.

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

The purchase price for the acquired assets was $38,000,000, subject to certain post-closing adjustments, which totaled $233,894 and is still open for adjustments. A portion of the purchase price equal to $1,900,000 was held back by LMM and will be disbursed, subject to any claims for indemnification, over a 12 month period. Another $329,467 is being held back as required consent holdback. Both holdbacks, net of 2018 payments, are included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of December 31, 2018. Each of Key and Angela K. Dahl and Robert A. Dahl, Key’s principals, have also entered into five year noncompetition and nonsolicitation agreements in connection with the acquisition. Total cash paid at closing was $36,004,427. As of December 31, 2018, we made payments of $228,857 on the short-term payable for business acquisitions.

The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States and will be revised when an independent appraisal has been completed. Due to the timing of the transaction, the initial accounting for the business combination is incomplete. We are still in the process of obtaining and assessing the documentation of the contracts for customer relationships and detailed reports for structures and permits; also we are reviewing lease contracts for potentially favorable leases and asset retirement obligations. Additionally, we are still in the process of verifying items in connection with the post closing adjustments which remain open.

Finite-lived intangible assets consist of customer relationships, permits, and five year noncompetition and nonsolicitation agreements. We amortize the noncompetition and nonsolicitation agreements according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

The purchase price for the acquired assets was $82,000,000, subject to certain post-closing adjustments, which totaled $2,031,262, resulting in a total purchase price of $84,031,262. Cash paid at closing was $84,031,262 of which $4,102,500 is held in escrow, subject to any claims for indemnification. Waitt, WaittCorp Investments, LLC, and Mr. Michael J. Delich, the principal of Waitt, have also entered into five year noncompetition and nonsolicitation agreements in connection with the acquisition.

The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States and will be revised when an independent appraisal has been completed. Due to the timing of the transaction, the initial accounting for the business combination is incomplete. We are still in the process of obtaining and assessing the documentation of the contracts for customer relationships and detailed reports for structures, permits, easements, and accounts receivable; also we are reviewing lease contracts for potentially favorable leases, asset retirement obligations, and other long-term liabilities.

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

The following tables present information for the 2018 business acquisitions for the year ended December 31, 2018, including amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the year ended December 31, 2018, and the costs of acquisition included in professional fees on our consolidated statement of operations for year ended December 31, 2018.

	Billboards
	Tammy Lynn	Key Outdoor	Waitt Outdoor	Total
Assets Acquired
Property and Equipment:
Structures, displays, and equipment	$2,187,685	$9,603,838	$19,723,904	$31,515,427

Intangible Assets:
Customer relationships	4,432,000	7,692,000	12,696,000	24,820,000
Permits, licenses, and lease acquisition costs	893,000	1,184,000	5,341,000	7,418,000
Easements	147,000	-	454,563	601,563
Favorable leases	847,000	-	-	847,000
Noncompetition and nonsolicitation agreements	10,000	100,000	219,000	329,000
Goodwill	7,798,688	19,499,000	46,381,946	73,679,634

Total Intangible Assets	14,127,688	28,475,000	65,092,509	107,695,197

Other Assets:
Accounts receivable	188,261	-	1,239,457	1,427,718
Prepaid expenses	-	233,894	1,551,084	1,784,978

Total Other Assets	188,261	233,894	2,790,541	3,212,696

Total Assets Acquired	16,503,634	38,312,732	87,606,954	142,423,320

Liabilities Assumed
Accounts payable and accrued expenses	-	-	(761,779)	(761,779)
Asset retirement obligations	(40,380)	(78,838)	(1,497,913)	(1,617,131)
Other long-term liabilities	-	-	(1,316,000)	(1,316,000)

Total Liabilities Assumed	(40,380)	(78,838)	(3,575,692)	(3,694,910)

Total	$16,463,254	$38,233,894	$84,031,262	$138,728,410

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

Measurement period adjustments recognized during the year ended December 31, 2018 are as follows:

	Tammy Lynn
	Dec. 31, 2018	Adjustments	Sept. 30, 2018
Assets Acquired
Property and Equipment:
Structures, displays, and equipment	$2,187,685	$40,380	$2,147,305

Intangible Assets:
Customer relationships	4,432,000	-	4,432,000
Permits, licenses, and lease acquisition costs	893,000	-	893,000
Easements	147,000	147,000	-
Favorable leases	847,000	(578,000)	1,425,000
Noncompetition and nonsolicitation agreements	10,000	-	10,000
Goodwill	7,798,688	206,000	7,592,688

Total Intangible Assets	14,127,688	(225,000)	14,352,688

Other Assets:
Accounts receivable	188,261	-	188,261
Prepaid expenses	-	-	-

Total Other Assets	188,261	-	188,261

Total Assets Acquired	16,503,634	(184,620)	16,688,254

Liabilities Assumed
Accounts payable and accrued expenses	-	-	-
Asset retirement obligations	(40,380)	(40,380)	-
Other long-term liabilities	-	-	-

Total Liabilities Assumed	(40,380)	(40,380)	-

Total	$16,463,254	$(225,000)	$16,688,254

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

	Key Outdoor
	Dec. 31, 2018	Adjustments	Sept. 30, 2018
Assets Acquired
Property and Equipment:
Structures, displays, and equipment	$9,603,838	$38,357	$9,565,481

Intangible Assets:
Customer relationships	7,692,000	-	7,692,000
Permits, licenses, and lease acquisition costs	1,184,000	-	1,184,000
Easements	-	-	-
Favorable leases	-	-	-
Noncompetition and nonsolicitation agreements	100,000	-	100,000
Goodwill	19,499,000	-	19,499,000

Total Intangible Assets	28,475,000	-	28,475,000

Other Assets:
Accounts receivable	-	-	-
Prepaid expenses	233,894	-	233,894

Total Other Assets	233,894	-	233,894

Total Assets Acquired	38,312,732	38,357	38,274,375

Liabilities Assumed
Accounts payable and accrued expenses	-	-	-
Asset retirement obligations	(78,838)	(38,357)	(40,481)
Other long-term liabilities	-	-	-

Total Liabilities Assumed	(78,838)	(38,357)	(40,481)

Total	$38,233,894	$-	$38,233,894

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

	Waitt Outdoor
	Dec. 31, 2018	Adjustments	Sept. 30, 2018
Assets Acquired
Property and Equipment:
Structures, displays, and equipment	$19,723,904	$(377,726)	$20,101,630

Intangible Assets:
Customer relationships	12,696,000	-	12,696,000
Permits, licenses, and lease acquisition costs	5,341,000	-	5,341,000
Easements	454,563	-	454,563
Favorable leases	-	-	-
Noncompetition and nonsolicitation agreements	219,000	-	219,000
Goodwill	46,381,946	-	46,381,946

Total Intangible Assets	65,092,509	-	65,092,509

Other Assets:
Accounts receivable	1,239,457	-	1,239,457
Prepaid expenses	1,551,084	-	1,551,084

Total Other Assets	2,790,541	-	2,790,541

Total Assets Acquired	87,606,954	(377,726)	87,984,680

Liabilities Assumed
Accounts payable and accrued expenses	(761,779)	-	(761,779)
Asset retirement obligations	(1,497,913)	377,726	(1,875,639)
Other long-term liabilities	(1,316,000)	-	(1,316,000)

Total Liabilities Assumed	(3,575,692)	377,726	(3,953,418)

Total	$84,031,262	$-	$84,031,262

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

	Billboards
	Dec. 31, 2018	Adjustments	Sept. 30, 2018
Assets Acquired
Property and Equipment:
Structures, displays, and equipment	$31,515,427	$(298,989)	$31,814,416

Intangible Assets:
Customer relationships	24,820,000	-	24,820,000
Permits, licenses, and lease acquisition costs	7,418,000	-	7,418,000
Easements	601,563	147,000	454,563
Favorable leases	847,000	(578,000)	1,425,000
Noncompetition and nonsolicitation agreements	329,000	-	329,000
Goodwill	73,679,634	206,000	73,473,634

Total Intangible Assets	107,695,197	(225,000)	107,920,197

Other Assets:
Accounts receivable	1,427,718	-	1,427,718
Prepaid expenses	1,784,978	-	1,784,978

Total Other Assets	3,212,696	-	3,212,696

Total Assets Acquired	142,423,320	(523,989)	142,947,309

Liabilities Assumed
Accounts payable and accrued expenses	(761,779)	-	(761,779)
Asset retirement obligations	(1,617,131)	298,989	(1,916,120)
Other long-term liabilities	(1,316,000)	-	(1,316,000)

Total Liabilities Assumed	(3,694,910)	298,989	(3,993,899)

Total	$138,728,410	$(225,000)	$138,953,410

During the year ended December 31, 2018, the provisional purchase price allocation was decreased by $225,000 for cash refunded from the seller as part of a post closing adjustment. The provisional purchase price allocation for Key and Waitt was adjusted based upon additional information determined in connection with the post closing adjustments.

In connection with the above changes to the provisional purchase price allocation, amortization expense decreased by $9,633, depreciation decreased by $1,347 and accretion increased by $10,050.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

	Billboards
	LMSE	LMM	LMO	Total

Amortization of intangible assets acquired for the year ended December 31, 2018	$688,889	$900,800	$1,603,300	$3,192,989

Revenues since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2018	$853,018	$1,947,895	$4,468,421	$7,269,334

Earnings since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2018	$(210,647)	$(418,705)	$(93,469)	$(722,821)

Costs of acquisition included in professional fees in the consolidated statement of operations for the year ended December 31, 2018	$170,856	$177,658	$195,325	$543,839

During the year ended December 31, 2018, we had net cash outflows of $134,798,950 related to business acquisitions. During the year ended December 31, 2017, we had net cash outflows of $12,232,298 related to business acquisitions.

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

For the Years Ended December 31, 2018 and 2017

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

Corey Companies, Inc.

On June 8, 2017, our subsidiaries, LMG and LMA, entered into a purchase agreement with Corey Companies, Inc., which we refer to as “Corey,” for the purchase of approximately thirty billboard structures, a fifty percent interest in three billboard structures, and related assets. The assets acquired are located in Georgia and Alabama. The cash purchase price for the acquired business was $2,991,314. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price allocation for the structures, faces and permits is based on internal information derived from our previous acquisitions in Alabama and Georgia. The purchase price allocation for customer relationships is based on an appraisal by an independent third party valuation firm. As shown in the table below, the independent appraisal resulted in a decrease in customer relationships of $314,000 and an increase in goodwill of $314,000. The related decrease in amortization expense for the year ended December 31, 2018 was $64,965. Finite lived intangible assets consist of customer relationships and permits. Amortization of the finite-lived intangible assets is computed over the average period of expected benefit, determined from internal information.

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

For the Years Ended December 31, 2018 and 2017

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

Insurance Acquisitions

Surety Support Services, Inc.

On July 11, 2017, our subsidiary, GIG, entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Surety Support Services, Inc., which we refer to as “SSS.” The purchase price of the stock was $450,000, of which $22,500 was paid at closing, with $427,500 due in 2018, and is included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of December 31, 2017. During the year ended December 31, 2018, we made payments of $427,500 on the short-term payable for business acquisition.

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

South Coast Surety Insurance Services, LLC

On October 31, 2017, our subsidiary, GIG, entered into a purchase agreement for the purchase of 70% of the membership units of an insurance brokerage company, South Coast Surety Insurance Services, LLC, which we refer to as ”SCS.” The cash purchase price of the units was $2,908,581, and was paid at closing. The units were acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation, with the exception of customer relationships, is based on internal information derived from our previous insurance brokerage company acquisitions. The purchase price allocation for customer relationships is based on an appraisal from a third party valuation firm. The independent appraisal resulted in no change to the provisional purchase price allocation.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

Insurance Acquisitions (Continued)

South Coast Surety Insurance Services, LLC (Continued)

The seller has agreed to remain as a principal of SCS. The purchase agreement contains an option for the seller to sell us the remaining units (a “put” option). The purchase agreement also contains an option for us to purchase the remaining units (a “call” option) upon the death, incapacitation, or termination of the seller’s employment. Upon exercise of the options by the seller or by us, the purchase price of the remaining units is to be calculated by a formula contained in the purchase agreement. Both the put and the call options are embedded in the purchase agreement, and are not legally detachable or separately exercisable. At any time following the closing date of our purchase, the seller has the option (the put option), but not the obligation to sell us all of the remaining 30% of the membership units. Should the seller exercise his option, we are obligated to purchase all of the remaining units, which we refer to as “redeemable NCI.” Since the put option is currently redeemable, in accordance with the guidance of ASC No. 480 - 10 (Subtopic- S99 - 30), Distinguishing Liabilities from Equity Overall, the redeemable NCI is presented on our consolidated balance sheets between liabilities and equity. Additionally, we are required to re-measure the value of the redeemable NCI as of the date of each balance sheet presented. We have calculated the value of the redeemable NCI based upon the redemption formula contained in the purchase agreement, and have adjusted the value of the redeemable NCI as of December 31, 2018.

Finite-lived intangible assets consist of customer relationships, trade names and trademarks, and a noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

Freestate Bonds, Inc.

On November 30, 2017, our subsidiary, Warnock entered into a purchase agreement for the purchase of 100% of the stock of an insurance brokerage company, Freestate Bonds, Inc., which we refer to as “Freestate.” The purchase price of the stock was $293,000, of which $223,500 was paid at closing, with $69,500 due on November 30, 2018, and is included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of December 31, 2017. The stock was acquired for the purpose of expanding our presence in the insurance market in the United States. The purchase price allocation is based on internal information derived from our previous insurance brokerage company acquisitions. During May 2018, Freestate was reorganized into Warnock and Freestate was subsequently dissolved. During the year ended December 31, 2018, we made payments of $68,500 on the short-term payable for business acquisition, and received a $1,000 discount in connection therewith.

The following tables present information for the 2017 business acquisitions for the year ended December 31, 2017, including amortization of finite intangible assets, revenues and earnings included in consolidated net loss for the year ended December 31, 2017, and the costs of acquisition included in professional fees on our consolidated statement of operations for the year ended December 31, 2017.

	Billboards
	CCO Adjusted	Hartlind Adjusted	Southeastern US Adjusted	Subtotal
Assets Acquired
Property and Equipment:
Structures, displays, and equipment	$798,900	$960,350	$1,962,729	$3,721,979

Intangible Assets:
Customer relationships	939,900	155,700	1,222,000	2,317,600
Permits, licenses, and lease acquisition costs	112,100	85,300	136,500	333,900
Easements	-	161,380	-	161,380
Goodwill	1,132,544	1,454,270	4,392,717	6,979,531

Total Intangible Assets	2,184,544	1,856,650	5,751,217	9,792,411

Total Assets Acquired	$2,983,444	$2,817,000	$7,713,946	$13,514,390

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

	Insurance
	SSS	SCS	Freestate	Subtotal	Total
Assets Acquired
Property and Equipment:
Structures, displays, and equipment	$-	$-	$-	$-	$3,721,979
Other equipment	-	4,236	-	4,236	4,236

Intangible Assets:
Customer relationships	153,000	1,045,000	23,000	1,221,000	3,538,600
Permits, licenses, and lease acquisition costs	-	-	-	-	333,900
Easements	-	-	-	-	161,380
Tradenames and trademarks	-	18,200	-	18,200	18,200
Noncompetition agreements	20,000	110,000	10,000	140,000	140,000
Goodwill	288,095	2,961,872	245,000	3,494,967	10,474,498

Total Intangible Assets	461,095	4,135,072	278,000	4,874,167	14,666,578

Other Assets
Cash	118,694	1,310,094	57,885	1,486,673	1,486,673
Accounts receivable	45,355	318,264	-	363,619	363,619
Other current assets	-	47,096	-	47,096	47,096

Total Other Assets	164,049	1,675,454	57,885	1,897,388	1,897,388

Total Assets Acquired	625,144	5,814,762	335,885	6,775,791	20,290,181

Liabilities Assumed
Accounts payable and accrued expenses	(164,701)	(1,543,469)	(42,885)	(1,751,055)	(1,751,055)
Deferred revenue	(10,443)	(116,177)	-	(126,620)	(126,620)

Total Liabilities Assumed	(175,144)	(1,659,646)	(42,885)	(1,877,675)	(1,877,675)

Redeemable Noncontrolling Interest	-	(1,246,535)	-	(1,246,535)	(1,246,535)

Total	$450,000	$2,908,581	$293,000	$3,651,581	$17,165,971

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 6.	BUSINESS ACQUISITIONS (Continued)

2017 Acquisitions (Continued)

Measurement period adjustments recognized during the years ended December 31, 2018 and 2017 are as follows:

	Billboards
	Dec. 31, 2018	Adjustments	Dec. 31, 2017	Adjustments	Sept. 30, 2017

Assets Acquired
Property and Equipment
Structures, displays, and equipment	$3,721,979	-	$3,721,979	$(1,264,521)	$4,986,500

Intangible Assets
Customer relationships	2,317,600	(314,000)	2,631,600	(325,663)	2,957,263
Permits, licenses, and lease acquisition costs	333,900	-	333,900	142,215	191,685
Easements	161,380	-	161,380	(78,620)	240,000
Noncompetition and nonsolicitation agreements	-	-	-	(5,000)	5,000
Goodwill	6,979,531	314,000	6,665,531	1,531,589	5,133,942

Total Intangible Assets	9,792,411	-	9,792,411	1,264,521	8,527,890

Total Assets Acquired	$13,514,390	$-	$13,514,390	$-	$13,514,390

During the year ended December 31, 2018, the purchase price allocation for customer relationships was adjusted based on an appraisal by a third party valuation firm, resulting in a decrease in customer relationships of $314,000 and an increase in goodwill of $314,000. The related decrease in amortization expense was $64,965. For the year ended December 31, 2017, in connection with the revised purchase price allocations presented above, depreciation increased by $31,513 and amortization increased by $178,512, resulting in an increase to our consolidated net loss of $210,025 for the three months ended December 31, 2017.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

For the Years Ended December 31, 2018 and 2017

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

	For the Years Ended
	December 31,
	2018	2017

Revenue	$33,512,852	$32,458,401

Net Loss	$(12,893,108)	$(12,077,257)

Basic and Diluted Loss per Share	$(0.65)	$(1.11)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	19,983,169	10,902,368

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

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$32,638,900	$(8,326,564)	$24,312,336	$8,132,900	$(2,970,533)	$5,162,367
Permits, licenses, and lease acquisition costs	9,599,621	(559,285)	9,040,336	2,184,106	(178,835)	2,005,271
Site location	849,347	(80,216)	769,131	849,347	(23,593)	825,754
Noncompetition agreements	614,000	(145,517)	468,483	285,000	(66,417)	218,583
Trade names and trademarks	722,200	(195,417)	526,783	722,200	(112,250)	609,950
Technology	138,000	(122,657)	15,343	138,000	(76,662)	61,338
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Favorable leases	847,000	(35,291)	811,709	-	-	-
Easements	1,088,413	-	1,088,413	466,360	-	466,360

Total	$46,525,481	$(9,492,947)	$37,032,534	$12,805,913	$(3,456,290)	$9,349,623

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 7.	INTANGIBLE ASSETS (Continued)

The future amortization associated with the intangible assets is as follows:

	December 31,
	2019	2020	2021	2022	2023	Thereafter	Total

Customer relationships	$10,167,291	$8,750,949	$5,394,096	$-	$-	$-	$24,312,336
Permits, licenses, and lease acquisition costs	867,542	867,542	867,542	867,542	867,542	4,702,626	9,040,336
Site location	56,623	56,623	56,623	56,623	56,623	486,016	769,131
Noncompetition agreements	122,800	115,217	98,800	87,966	43,700	-	468,483
Trade names and trademarks	72,483	64,900	64,900	64,900	64,900	194,700	526,783
Technology	15,343	-	-	-	-	-	15,343
Favorable leases	84,700	84,700	84,700	84,700	84,700	388,209	811,709

Total	$11,386,782	$9,939,931	$6,566,661	$1,161,731	$1,117,465	$5,771,551	$35,944,121

Amortization expense for the year ended December 31, 2018 and 2017 was $6,036,657 and $2,410,081, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	27
Permits, licenses, and lease acquisition costs	125
Site location	163
Noncompetition agreements	46
Trade names and trademarks	62
Technology	4
Favorable leases	115

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months and are carried at cost, U.S. Treasury securities and a corporate bond that are held to maturity and mature in less than twelve months, and a convertible note receivable. The certificates of deposit are held to maturity and mature in the upcoming year. The U.S. Treasury notes, the corporate bond, and the certificates of deposit are held primarily by UCS. For the year ended December 31, 2018, gains on redemptions of U.S. Treasury notes held to maturity were $24,301 in excess of their amortized cost basis.

	December 31,
	2018	2017

Certificates of deposit	$1,378,666	$746,219
U.S. Treasury notes and corporate bond	4,872,398	809,184
Convertible note receivable	-	103,896

Total	$6,251,064	$1,659,299

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

U. S. Treasury Trading Securities and U.S. Treasury Securities Available for Sale

Our security investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Our trading securities consist of U.S. Treasury securities. Trading securities as of December 31, 2018 and 2017 are as follows:

Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury bills, December 31, 2018	$-	$-	$-

U.S. Treasury bills, December 31, 2017	$82,968,614	$132,191	$83,100,805

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the balance sheet. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Securities available for sale as of December 31, 2018 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury notes, December 31, 2018	$86,728,590	$116,796	$86,845,386

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Long-term Investments

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, and U.S. Treasury securities. The certificates of deposit and U.S. Treasury securities have maturity dates ranging from 2020 through 2023. We have the intent and the ability to hold the investments to maturity. Certificates of deposit and U.S. Treasury securities are stated at carrying value which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	December 31,
	2018	2017

U.S. Treasury securities, held to maturity	$2,902,004	$2,820,855
Certificates of deposit	317,178	1,080,426
Preferred stock	104,019	-
Non-voting common units of Dream Finders Holdings, LLC	10,000,000	10,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	-

Total	$32,381,686	$13,901,281

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

We reviewed our investments as of December 31, 2018 and 2017 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, having a combined carrying amount of $319,620 on December 31, 2018, is managed by a member of our board of directors. During the year ended December 31, 2018, one of the investments, TAG SW 1, LLC, also managed by a member of our board of directors, sold its remaining investments and realized a gain on the sale of its assets.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets:

	December 31,
	2018	2017

Beginning of period	$952,128	$871,918
Additional investment in unconsolidated affiliate	40,399	66,000
Distributions received	(816,201)	(59,550)
Loss on investment in affiliate	(107,630)	-
Equity in income of unconsolidated affiliates	500,017	73,760

End of period	$568,713	$952,128

The loss on investment in affiliate is related to the wind-down of TAG SW 1, LLC and is included on our consolidated statements of operations in the caption “Gain on disposition of investments.”

NOTE 9.	FAIR VALUE

At December 31, 2018 and 2017, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, and accounts payable. The fair values of cash, cash equivalents, restricted cash, receivables, and accounts payable approximated carrying values because of the short-term nature of these instruments. U.S. Treasury trading securities and U.S. Treasury securities available for sale are reported at fair values. Fair values for equity investments in private companies are not readily available, but are estimated to approximate fair value. Substantially all of the fair value is determined using observed prices of publicly traded debt, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet Dec. 31, 2018	Quoted Prices in Active Markets for Identical Assets	Trading Gains and Losses	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Trading securities	$-	$-	$6,406	$(132,191)

Securities available for sale	86,845,386	86,845,386	739,589	116,796

			$745,995	$(15,395)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 10.	INCOME TAX BENEFIT

The components of the income tax (provision) benefit for the years ended December 31, were as follows:

	December 31,
	2018	2017

Current tax benefit:
Federal	$1,873,248	$1,851,821
State	683,290	392,695

Total	2,556,538	2,244,516

Deferred tax benefit (expense):
Federal	29,152	337,841
State	10,634	71,642

Total	39,786	409,483

Total Income Tax Benefit Before Valuation Allowance and Change in Tax Laws	2,596,324	2,653,999
Change in tax laws	-	(837,223)
Valuation allowance	(2,596,324)	(1,816,776)

Total Income Tax Benefit	$-	$-

Deferred tax assets:
Net operating loss carryforward	$5,967,884	$3,371,560
Less valuation allowance	(5,967,884)	(3,371,560)

Total Deferred Tax Assets	$-	$-

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 10.	INCOME TAX BENEFIT (Continued)

The Tax Cuts Jobs Act was signed into law on December 22, 2017, and changed many aspects of U.S. corporate income taxation. Included in those changes was a reduction of the corporate income tax rate from 34% to 21%. The valuation allowance at December 31, 2017 was adjusted to reflect the impact of the new tax law. We will continue to assess our provision for the income taxes as future guidance is issued but do not currently anticipate significant revision will be necessary.

At December 31, 2018, we have available tax operating loss carry forwards of approximately $21.8 million, of which $12.9 million arose in years beginning before 2018. Tax operating loss carry forwards generated in years prior to 2018 may be applied against future taxable income and expire in 2035 through 2037. Tax operating loss carryovers arising in years after 2017 may be carried forward indefinitely. Tax years open to examination by federal and state taxing authorities range from 2015 through 2018.

The amount and ultimate realization from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. We are currently assessing the impact of the 2018 private placement, our “at the market” offering and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and, if so, the limitations on our ability to utilize net operating losses, which we refer to as “NOLs” (See Note 12). Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may also be at risk of limitation in the event of a future ownership change.

At December 31, 2018, we had recorded a valuation allowance of $5,967,884 to fully offset the deferred tax asset. The change in the valuation allowance for the year ended December 31, 2018 was $2,596,324.

NOTE 11.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2017	$-
Additions	1,783,024
Accretion expense	52,639
Liabilities settled	(11,244)

Balance, December 31, 2018	$1,824,419

NOTE 12.	CAPITAL STOCK

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 12.	CAPITAL STOCK (Continued)

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

Also in February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective by the SEC on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. Through December 31, 2018, Cowen sold an aggregate of 1,199,229 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $27,245,682 and net proceeds of $26,428,311 after commissions.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 12.	CAPITAL STOCK (Continued)

As of December 31, 2018 there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. On August 3, 2018, Boulderado Partners, LLC distributed 784 warrants for our Class B common stock, which converted to Class A common stock warrants upon distribution, in connection with a distribution in-kind to one of its limited partners. A summary of warrant activity for the year ended December 31, 2018 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2017	105,556	$9.95	7.5	$2,368,677

Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2018	105,556	$9.95	6.5	$1,419,728

NOTE 13.	FUTURE MINIMUM LEASE PAYMENTS

In connection with the business acquisitions (See Note 6), we acquired the leases for over 2,900 billboard locations. Some of the leases are non-cancelable operating leases having remaining terms ranging from month-to-month to 1,141 months. In many instances, we can cancel the lease with little or no penalty. Ground rents for the years ended December 31, 2018 and 2017 were $2,999,971 and $1,407,077 respectively. Contingent rents included in ground rents for years ended December 31, 2018 and 2017 were $242,626 and $82,733, respectively.

We lease office space under leases expiring between 2019 and 2026. Rent expense included in general and administrative expense for the years ended December 31, 2018 and 2017 was $582,086 and $234,387, respectively.

Future minimum rents are as follows for the twelve months ending December 31,

2019	$4,495,984
2020	4,148,078
2021	3,824,585
2022	3,406,397
2023	3,287,293
Thereafter	19,047,366

Total	$38,209,703

We accrue rent expense on certain leases with escalating rent payments that were acquired in connection with the Waitt acquisition in an amount such that the total rent expense under these leases will be recognized ratably over the lives of the leases. Accrued rent expense of $1,316,000 as of December 31, 2018, is included in other long-term liabilities in the accompanying consolidated balance sheet. No liability was recorded as of December 31, 2017.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 14.	INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, UCS, GIDIS, and GIIC. UCS and SSS clients are multi-state and SCS and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, UCS, GIDIS, and GIIC and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia, and Wisconsin.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 14.	INDUSTRY SEGMENTS (Continued)

				Total
Year Ended December 31, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$5,956,261	$14,065,132	$-	$20,021,393
Segment gross profit	4,006,640	8,426,102	-	12,432,742
Segment loss from operations	(4,700,272)	(4,075,477)	(3,481,792)	(12,257,541)
Capital expenditures	56,051	141,793,310	-	141,849,361
Depreciation and amortization	1,271,134	6,804,931	-	8,076,065

				Total
Year Ended December 31, 2017	GIG	LMH	Unallocated	Consolidated

Revenue	$3,748,599	$5,265,746	$-	$9,014,345
Segment gross profit	3,008,942	2,575,208	-	5,584,150
Segment loss from operations	(2,654,735)	(2,445,873)	(1,672,324)	(6,772,932)
Capital expenditures	2,188,010	12,809,322	-	14,997,332
Depreciation and amortization	935,496	2,418,430	-	3,353,926

As of December 31, 2018	GIG	LMH	Unallocated	Total Consolidated

Accounts receivable, net	$1,075,399	$3,389,045	$-	$4,464,444
Goodwill	8,719,294	89,966,501	-	98,685,795
Total assets	36,396,939	175,082,989	120,714,593	332,194,521

				Total
As of December 31, 2017	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$433,225	$662,552	$-	$1,095,777
Goodwill	8,719,294	15,972,867	-	24,692,161
Total assets	25,762,437	32,443,777	95,270,870	153,477,084

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 15.	CUSTODIAL RISK

As of December 31, 2018, we had approximately $15,060,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 16.	SUBSEQUENT EVENTS

During the first quarter of 2019, we purchased six billboard structures, in three separate transactions, for $597,050.

Subsequent to December 31, 2018, Cowen sold an additional 147,438 shares of our Class A common stock, under the “at the market” Sales Agreement, resulting in net proceeds to us of $3,585,121. (See Note 12)