Form 10-Q
period 2019-03-31
BOSTON OMAHA Corp
filed 2019-05-10
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Address of principal executive offices, Zip Code)

(857) 256-0079

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Class A common stock, $0.001 par value per share	BOMN	The Nasdaq Stock Market LLC (NASDAQ Capital Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,359,259 shares of Class A common stock and 1,055,560 shares of Class B common stock as of May 6, 2019.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2019 and 2018

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2019	2018

Current Assets:
Cash and cash equivalents	$10,157,438	$17,105,072
Restricted cash	692,275	1,038,767
Accounts receivable, net	4,507,924	4,464,444
Interest receivable	39,698	33,552
Short-term investments	9,162,641	6,251,064
Marketable equity securities	5,477,223	-
U. S. Treasury securities available for sale	87,513,353	86,845,386
Prepaid expenses	1,146,779	2,823,654

Total Current Assets	118,697,331	118,561,939

Property and Equipment, net	41,366,909	41,702,155

Other Assets:
Goodwill	98,685,795	98,685,795
Intangible assets, net	33,698,798	37,032,534
Investments	32,692,006	32,381,686
Investments in unconsolidated affiliates	578,436	568,713
Funds held as collateral assets	1,222,915	973,674
Deferred policy acquisition costs	1,478,856	1,412,248
Right of use assets	50,810,187	-
Other	861,776	875,777

Total Other Assets	220,028,769	171,930,427

Total Assets	$380,093,009	$332,194,521

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2019	2018

Current Liabilities:
Accounts payable and accrued expenses	$3,941,556	$3,550,856
Short-term payables for business acquisitions	935,620	2,000,610
Lease liabilities	3,345,046	-
Funds held as collateral	1,222,915	973,674
Unearned premiums	5,434,699	4,935,310
Deferred revenue	1,004,849	975,690

Total Current Liabilities	15,884,685	12,436,140

Long-term Liabilities:
Asset retirement obligations	1,858,491	1,824,419
Lease liabilities	46,081,211	-
Other long-term liabilties	-	1,316,000
Deferred tax liability	57,000	57,000

Total Liabilities	63,881,387	15,633,559

Redeemable Noncontrolling Interest	1,470,969	1,345,578

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 21,183,327 and 21,029,324 shares issued and outstanding, respectively	21,183	21,029
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	339,121,824	335,518,323
Accumulated deficit	(24,403,410)	(20,325,024)

Total Stockholders' Equity	314,740,653	315,215,384

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$380,093,009	$332,194,521

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2019	2018

Revenues:
Billboard rentals, net	$6,780,390	$1,550,190
Premiums earned	1,882,342	477,304
Insurance commissions	355,147	765,184
Investment and other income	92,846	30,266

Total Revenues	9,110,725	2,822,944

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	2,711,397	722,834
Cost of insurance revenues (exclusive of depreciation and amortization)	1,285,722	212,864
Employee costs	2,878,019	1,842,366
Professional fees	1,419,146	843,914
General and administrative	1,816,621	851,273
Amortization	2,848,552	760,335
Depreciation	843,283	328,693
Gain on disposition of assets	(17,721)	-
Bad debt expense	80,878	-
Accretion	32,778	3,056

Total Costs and Expenses	13,898,675	5,565,335

Net Loss from Operations	(4,787,950)	(2,742,391)

Other Income (Expense):
Interest income	559,442	443,723
Equity in income of unconsolidated affiliates	94,753	283,662
Unrealized (loss) on securities	(76,105)	(93,003)
Gain on disposition of investments	120,382	-
Interest expense	-	(1,540)

Net Loss Before Income Taxes	(4,089,478)	(2,109,549)
Income Tax (Provision) Benefit	-	-

Net Loss	(4,089,478)	(2,109,549)
Noncontrolling interest in subsidiary loss	11,092	40,167

Net Loss Attributable to Common Stockholders	$(4,078,386)	$(2,069,382)

Basic and Diluted Net Loss per Share	$(0.18)	$(0.13)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,186,219	15,399,625

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning balance, December 31, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

Stock issued for cash	521,690	-	522	-	11,569,463	-	11,569,985

Stock issued to related parties for cash	3,300,000	-	3,300	-	76,886,700	-	76,890,000

Offering costs	-	-	-	-	(1,006,206)	-	(1,006,206)

Net loss attributable to common stockholders, March 31, 2018	-	-	-	-	-	(2,069,382)	(2,069,382)

Ending balance, March 31, 2018	17,128,847	1,055,560	$17,129	$1,056	$245,800,367	$(13,280,469)	$232,538,083

Beginning balance, December 31, 2018	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

Stock issued for cash	154,003	-	154	-	3,864,547	-	3,864,701

Offering costs	-	-	-	-	(124,563)	-	(124,563)

Increase in redeemable noncontrolling interest	-	-	-	-	(136,483)	-	(136,483)

Net loss attributable to common stockholders, March 31, 2019	-	-	-	-	-	(4,078,386)	(4,078,386)

Ending balance, March 31, 2019	21,183,327	1,055,560	$21,183	$1,056	$339,121,824	$(24,403,410)	$314,740,653

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(4,089,478)	$(2,109,549)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of right of use assets	882,275	-
Depreciation, amortization, and accretion	3,724,613	1,092,084
Gain on disposition of assets	(17,721)	-
Bad debt expense	80,878	-
Equity in earnings of unconsolidated affiliates	(94,753)	(283,662)
Unrealized loss on securities	76,105	93,003
Gain on disposition of investments	(120,382)	-
Changes in operating assets and liabilities:
Accounts receivable	(124,358)	(34,267)
Interest receivable	(6,146)	(201,445)
Prepaid expenses	(268,937)	(12,337)
Distributions from unconsolidated affiliates	85,030	51,000
Deferred policy acquisition costs	(66,608)	-
Other assets	14,001	(66,197)
Accounts payable and accrued expenses	390,700	390,999
Lease liabilities	(756,460)	-
Unearned premiums	499,389	13,206
Deferred revenue	29,159	-

Net Cash Provided by (Used in) Operating Activities	237,307	(1,067,165)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(1,064,990)	(360,000)
Proceeds from disposition of assets	38,729	-
Purchases of equipment and related assets	(883,538)	(584,815)
Proceeds from sales of investments	257,823,370	164,980,390
Purchase of investments	(267,185,142)	(196,972,936)

Net Cash Used in Investing Activities	(11,271,571)	(32,937,361)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows from Financing Activities:
Proceeds from issuance of stock	3,864,701	11,569,985
Proceeds from issuance of stock to related parties	-	76,890,000
Offering costs	(124,563)	(1,006,206)

Net Cash Provided by Financing Activities	3,740,138	87,453,779

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(7,294,126)	53,449,253
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	18,143,839	7,230,570

Cash, Cash Equivalents, and Restricted Cash, End of Period	$10,849,713	$60,679,823

Interest Paid in Cash	$-	$1,540

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Three Months Ended
	March 31,
	2019	2018

Asset retirement obligations	$1,294	$173,977

Note receivable exchanged for preferred stock	-	104,019

Increase in redeemable noncontrolling interest	136,483	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

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

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From July through November 2017 we completed the acquisition of two surety brokerage businesses and acquired a majority stake in a third surety brokerage business, thus expanding our operations in insurance.

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited consolidated financial position and the unaudited consolidated results of operations for interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2018 and 2017 as reported in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which we refer to as the “SEC,” on March 18, 2019, have been omitted.

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

General Indemnity Direct Insurance Services, LLC which we refer to as “GIDIS”

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

For the Three Months Ended March 31, 2019 and 2018

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

Revenues

A majority of our billboard contracts had been accounted for under Financial Accounting Standards Board, which we refer to as the “FASB,” Accounting Standards Codification, which we refer to as “ASC,” 840. Contracts which began prior to January 1, 2019 and are accounted for under ASC 840 will continue to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under ASC 842 are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842.

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the operating leases generally range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized for the three months ended March 31, 2019 and 2018 was $262,381 and $77,142, respectively.

Deferred Revenues

We record deferred revenues when cash payments are received in advance of being earned. The term between invoicing and when a payment is due is generally not significant. For certain services we require payment before the product or services are delivered to the customer. The balance of deferred revenue is considered short-term and will be recognized in revenue within twelve months.

Barter Transactions

We engage in barter transactions wherein we trade advertising space for goods and services. We recognize revenues and expenses from barter transactions at fair value, which is determined based on our own historical practice of receiving cash for similar advertising space from buyers unrelated to the party in the barter transaction. Revenues and expenses for barter transactions are generally insignificant.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

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

Commissions

We generate revenue from commissions on surety bond sales through third party carriers and account for commissions under ASC 606. Insurance commissions are earned from various insurance companies based upon our agency agreements with them. We arrange with various insurance companies for the provision of a surety bond for entities that require a surety bond. The insurance company sets the price of the bond. The contract with the insurance company is fulfilled when the bond is issued by the insurance agency on behalf of the insurance company. The insurance commissions are calculated based upon a stated percentage applied to the gross premiums on bonds. Commissions are recognized at a point in time, on a bond-by-bond basis as of the policy effective date and are generally nonrefundable.

Practical Expedients and Exemptions

In connection with our transition to ASC 606 from ASC 840, we utilized the following practical expedients and exemptions from ASC 606. We expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within cost of billboard revenues (exclusive of depreciation and amortization). We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. We have used the practical expedient and not adjusted the amount of consideration for the effects of a significant financing component for deferred revenues where the period between our performance and our customers’ payments is less than one year. For contracts with customers which exceed one year the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842), Leases, which we refer to as “Topic 842.” Topic 842 supersedes the lease requirements in ASC Topic 840, Leases, which we refer to as “Topic 840.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating.

We adopted Topic 842 effective January 1, 2019, using the modified retrospective transition approach. Additionally, we adopted the package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We also adopted the use of hindsight and the practical expedient pertaining to land easements. The most significant effects of Topic 842 were the recognition of $49,066,289 of operating lease assets and liabilities and the de-recognition of $811,709 of favorable lease assets, $1,945,820 of prepaid land lease assets and $1,316,000 of accrued rent liabilities. We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. In the adoption of Topic 842, we carried forward the assessment from Topic 840 of whether our contracts contain or are leases, the classification of our leases, and remaining lease terms. We do not have any finance leases. The standard does not have a significant effect on our consolidated results of operations or cash flows. Note 12 contains further details.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	March 31,	December 31,
	2019	2018

Insurance premium escrow	$692,275	$1,038,767

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	March 31,	March 31,
	2019	2018

Cash and cash equivalents	$10,157,438	$60,171,072
Restricted cash	692,275	508,751

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$10,849,713	$60,679,823

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2019	2018

Trade accounts	$3,926,977	$3,621,695
Premiums	662,725	890,974
Anticipated salvage and subrogation	-	2,340
Allowance for doubtful accounts	(81,778)	(50,565)

Total Accounts Receivable, net	$4,507,924	$4,464,444

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2019	2018

Structures, displays, and equipment	$44,362,511	$44,025,894
Vehicles and equipment	710,876	642,081
Office furniture and equipment	1,070,547	973,431
Accumulated depreciation	(4,777,025)	(3,939,251)

Total Property and Equipment, net	$41,366,909	$41,702,155

Depreciation expenses for the three months ended March 31, 2019 and 2018 were $843,283 and $328,693, respectively. For the three months ended March 31, 2019 and 2018, we realized gains on the disposition of assets in the amount of $17,721 and $0, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

There were no business acquisitions for the three months ended March 31, 2019 and 2018.

2018 Acquisitions

During the year ended December 31, 2018, we completed three acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisitions

Tammy Lynn Outdoor, LLC

On July 31, 2018, our subsidiary, LMSE, entered into a purchase agreement with Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” based in Bluefield, West Virginia. The assets acquired are primarily located in West Virginia with additional acquired assets located in Virginia. The purchase price consisted of $14,763,261 in cash, net of adjustments, and 85,170 shares of our Class A common stock. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Southeastern United States and will be revised when we have completed our evaluation. Due to the timing of the transaction, the initial accounting for the business acquisition is incomplete. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships, and detailed reports for structures, permits, and easements; also, we are reviewing lease contracts for potentially favorable leases.

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

For the Three Months Ended March 31, 2019 and 2018

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

The purchase price for the acquired assets was $38,000,000, subject to certain post-closing adjustments, which totaled $233,894, and are still open for adjustments. A portion of the purchase price equal to $1,900,000 was held back by LMM and will be disbursed, subject to any claims for indemnification, over a 12 month period. Another $329,467 is being held back as required consent holdback. Both holdbacks, net of 2018 payments, are included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of December 31, 2018. Each of Key and Angela K. Dahl and Robert A. Dahl, Key’s principals, have also entered into five year noncompetition and nonsolicitation agreements in connection with the acquisition. Total cash paid at closing was $36,004,427. As of March 31, 2019, we made payments of $1,293,847 on the short-term payable for business acquisitions.

The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States and will be revised when an independent appraisal has been completed. Due to the timing of the transaction, the initial accounting for the business combination is incomplete. We are still in the process of obtaining and assessing the documentation of the contracts for customer relationships and detailed reports for structures and permits; also, we are reviewing lease contracts for potentially favorable leases and asset retirement obligations. Additionally, we are still in the process of verifying items in connection with the post closing adjustments which remain open.

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

The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States and will be revised when an independent appraisal has been completed. Due to the timing of the transaction, the initial accounting for the business combination is incomplete. Finite-lived intangible assets consist of customer relationships, permits, and noncompetition and nonsolicitation agreements. We are still in the process of obtaining and assessing the documentation of the contracts for customer relationships and detailed reports for structures, permits, easements, and accounts receivable; also, we are reviewing lease contracts for potentially favorable leases, asset retirement obligations, and other long-term liabilities.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

Waitt Outdoor, LLC (Continued)

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

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2018. For all of the business acquisitions depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	For the Three Months Ended
	March 31,
	2019	2018

Revenue	$9,110,725	$8,014,327

Net Loss Attributable to Common Stockholders	$(4,078,386)	$(3,265,232)

Basic and Diluted Loss per Share	$(0.18)	$(0.21)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,186,219	15,484,795

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$32,841,900	$(10,885,769)	$21,956,131	$32,638,900	$(8,326,564)	$24,312,336
Permits, licenses, and lease acquisition costs	9,621,521	(773,576)	8,847,945	9,599,621	(559,285)	9,040,336
Site location	849,347	(94,178)	755,169	849,347	(80,216)	769,131
Noncompetition agreements	616,000	(175,987)	440,013	614,000	(145,517)	468,483
Trade names and trademarks	722,200	(213,917)	508,283	722,200	(195,417)	526,783
Technology	138,000	(134,156)	3,844	138,000	(122,657)	15,343
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Favorable leases	-	-	-	847,000	(35,291)	811,709
Easements	1,187,413	-	1,187,413	1,088,413	-	1,088,413

Total	$46,004,381	$(12,305,583)	$33,698,798	$46,525,481	$(9,492,947)	$37,032,534

The future amortization associated with the intangible assets is as follows:

	March 31,
	2019	2020	2021	2022	2023	Thereafter	Total

Customer relationships	$9,937,564	$8,606,874	$3,411,693	$-	$-	$-	$21,956,131
Permits, licenses, and lease acquisition costs	869,732	869,732	869,732	869,732	869,732	4,499,285	8,847,945
Site location	56,623	56,623	56,623	56,623	56,623	472,054	755,169
Noncompetition agreements	123,200	112,165	95,450	81,365	27,833	-	440,013
Trade names and trademarks	70,208	64,900	64,900	64,900	64,900	178,475	508,283
Technology	3,844	-	-	-	-	-	3,844

Total	$11,061,171	$9,710,294	$4,498,398	$1,072,620	$1,019,088	$5,149,814	$32,511,385

Amortization expense for the three months ended March 31, 2019 and 2018 was $2,848,552 and $760,335, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	24
Permits, licenses, and lease acquisition costs	122
Site location	160
Noncompetition agreements	43
Trade names and trademarks	60
Technology	1

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months and are carried at cost, U.S. Treasury securities and a corporate bond that are held to maturity and mature in less than twelve months. The certificates of deposit are held to maturity and mature in the upcoming year. The U.S. Treasury notes, the corporate bond, and the certificates of deposit are held primarily by UCS. For the three months ended March 31, 2019, losses on redemptions of U.S. Treasury notes held to maturity were $202.

	March 31,	December 31,
	2019	2018

Certificates of deposit	$1,189,539	$1,378,666
U.S. Treasury notes and corporate bond	7,973,102	4,872,398

Total	$9,162,641	$6,251,064

Marketable Equity Securities

During the three months ended March 31, 2019, we began investing in marketable equity securities. Our marketable equity securities are publicly traded stocks, and are measured at fair value and classified within Level 1 in the fair value hierarchy because we use quoted prices for identical assets in active markets. Our marketable equity securities are held by UCS.

Marketable equity securities as of March 31, 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Loss	Value

Marketable equity securities, March 31, 2019	$5,521,241	$(44,018)	$5,477,223

U.S. Treasury Securities Available for Sale

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the balance sheet. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Securities available for sale are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury notes, March 31, 2019	$87,428,644	$84,709	$87,513,353

U.S. Treasury notes, December 31, 2018	$86,728,590	$116,796	$86,845,386

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Long-term Investments

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months and U.S. Treasury securities. The certificates of deposit and U.S. Treasury securities have maturity dates ranging from 2020 through 2023. We have the intent and the ability to hold the certificates of deposit and U.S. Treasury securities to maturity. Certificates of deposit and U.S. Treasury securities are stated at carrying value which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	March 31,	December 31,
	2019	2018

U.S. Treasury securities, held to maturity	$3,530,646	$2,902,004
Certificates of deposit	-	317,178
Preferred stock	104,019	104,019
Non-voting common units of Dream Finders Holdings, LLC	9,998,856	10,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$32,692,006	$32,381,686

Equity Investments

On May 31, 2018, we invested $19,058,485 in voting common stock of CB&T Holding Corporation, which we refer to as “CB&T,” the privately held parent company of Crescent Bank & Trust. Our investment represents 14.99% of CB&T’s outstanding common stock. CB&T is a closely held corporation, whose majority ownership rests with one family.

During late December 2017, we invested $10,000,000 in non-voting common units of Dream Finders Holdings, LLC, a national homebuilder. Excluding their non-convertible preferred equity, our investment represents an approximately 5% ownership stake in the company.

During January 2018, we exchanged our convertible note receivable from Breezeway Homes, Inc., which we refer to as “Breezeway,” for 31,227 shares of preferred stock. The preferred stock is noncumulative and has a dividend rate of $.2665 per share, should dividends be declared. The preferred stock has one vote per share and is convertible into whole shares of common stock, determined according to the conversion formula contained in Breezeway’s amended and restated articles of incorporation.

We reviewed our investments as of March 31, 2019 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $350,133 on March 31, 2019, are managed by a member of our board of directors.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets:

	March 31,	December 31,
	2019	2018

Beginning of period	$568,713	$952,128
Additional investment in unconsolidated affiliate	-	40,399
Distributions received	(85,030)	(816,201)
Loss on investment in affiliate	-	(107,630)
Equity in income of unconsolidated affiliates	94,753	500,017

End of period	$578,436	$568,713

The loss on investment in affiliate is related to the wind-down of TAG SW 1, LLC, which occurred during 2018.

NOTE 9.     FAIR VALUE

At March 31, 2019 and December 31, 2018, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable equity securities, certain investments, and accounts payable. The fair values of cash, cash equivalents, restricted cash, receivables, and accounts payable approximated carrying values because of the short-term nature of these instruments. Marketable equity securities and U.S. Treasury securities available for sale are reported at fair values. Fair values for equity investments in private companies are not readily available, but are estimated to approximate fair value. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Trading Gains	Current Period
	March 31, 2019	Assets	and Losses	Earnings (Loss)

Marketable equity securities	$5,477,223	$5,477,223	$120,584	$(44,018)

Securities available for sale	87,513,353	87,513,353	-	(32,087)

			$120,584	$(76,105)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2018	$1,824,419
Additions	1,294
Accretion expense	32,778
Liabilities settled	-

Balance, March 31, 2019	$1,858,491

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

Also in February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective by the SEC on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through March 31, 2019, Cowen sold an aggregate of 1,353,232 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $31,110,383. For the three months ended March 31, 2019, Cowen sold 154,003 shares of our Class A common stock under the at-the-market offering, resulting in gross proceeds to us of $3,864,701 and net proceeds of $3,740,138 after offering costs of $124,563.

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 11.     CAPITAL STOCK (Continued)

As of March 31, 2019 there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. On August 3, 2018, Boulderado Partners, LLC distributed 784 warrants for our Class B common stock, which converted to Class A common stock warrants upon distribution, in connection with a distribution in-kind to one of its withdrawing members. A summary of warrant activity for the three months ended March 31, 2019 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2018	105,556	$9.95	6.5	$1,419,728

Issued	-
Exercised	-
Expired	-

Outstanding as of March 31, 2019	105,556	$9.95	6.25	$1,582,284

NOTE 12.     LEASES

We enter into operating lease contracts primarily for land and office space. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases include land lease contracts and contracts for the use of office space. In accordance with the transition guidance of ASC 842, such arrangements are included in our balance sheet as of January 1, 2019.

Right of use assets, which we refer to as “ROU assets,” represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term.

Certain of our operating lease agreements include rental payments based on a percentage of revenue and others include rental payments adjusted periodically for inflationary changes. Percentage rent contracts, in which lease expense is calculated as a percentage of advertising revenue, and payments due to changes in inflationary adjustments are included within variable rent expense, which is accounted for separately from periodic straight-line lease expense.

Many operating lease contracts expire; however, we may continue to operate the leased assets after the rights and obligations of the lease agreements have expired. Such contracts, once expired, are considered to be leases and future expected payments are included in operating lease liabilities or ROU assets, using a 10 year extension period. Many of our leases entered into in connection with land provide options to extend the terms of the agreements. Generally, renewal periods are included in minimum lease payments when calculating the lease liabilities as, for most leases, we consider exercise of such options to be reasonably certain. As a result, optional terms and payments are included within the lease liability. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The implicit rate within our lease agreements is generally not determinable. As such, we use the incremental borrowing rate, which we refer to as "IBR," to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC 842, is "the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment."

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 12.     LEASES (Continued)

Operating Lease Cost

Operating lease cost for the three months ended March 31, 2019 are as follows:

	Three Months Ended March 31, 2019	Statement of Operations Classification

Lease cost	$1,470,656	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	329,489	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,800,145

Supplemental cash flow information related to operating leases was as follows:

Three Months Ended March 31, 2019

Cash payments for operating leases	$1,344,841
New operating lease assets obtained in exchange for operating lease liabilities	$1,116,428

Operating Lease Assets and Liabilities

	March 31, 2019	Balance Sheet Classification

Lease assets	$50,810,187	Other Assets: Right of use assets

Current lease liabilities	$3,345,046	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	46,081,211	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$49,426,257

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 12.      LEASES (Continued)

Maturity of Operating Lease Liabilities

March 31, 2019

2019	$5,623,348
2020	5,443,693
2021	5,265,653
2022	5,110,856
2023	4,767,519
Thereafter	48,858,499

Total lease payments	75,069,568
Less imputed interest	25,643,311

Present Value of Lease Liabilities	$49,426,257

As of March 31, 2019, our operating leases have a weighted-average remaining lease term of 17.07 years and a weighted-average discount rate of 4.88%.

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancellable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

2019	$4,495,984
2020	4,148,078
2021	3,824,585
2022	3,406,397
2023	3,287,293
Thereafter	19,047,366

Total	$38,209,703

NOTE 13.     INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, UCS, GIIC, and GIDIS. SSS clients are multi-state and UCS, SCS, and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, UCS, GIIC, and GIDIS and to make additional business acquisitions in the insurance industry.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 13.     INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia, and Wisconsin.

				Total
Three Months Ended March 31, 2019	GIG	LMH	Unallocated	Consolidated

Revenue	$2,330,335	$6,780,390	$-	$9,110,725
Segment gross profit	1,044,613	4,068,993	-	5,113,606
Segment loss from operations	(1,318,014)	(1,800,748)	(1,669,188)	(4,787,950)
Capital expenditures	37,955	845,583	-	883,538
Depreciation and amortization	316,062	3,375,773	-	3,691,835

				Total
Three Months Ended March 31, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$1,272,754	$1,550,190	$-	$2,822,944
Segment gross profit	1,059,890	827,356	-	1,887,246
Segment loss from operations	(1,043,379)	(718,682)	(980,330)	(2,742,391)
Capital expenditures	7,482	577,333	-	584,815
Depreciation and amortization	325,134	763,894	-	1,089,028

				Total
As of March 31, 2019	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,094,753	$3,413,171	$-	$4,507,924
Goodwill	8,719,294	89,966,501	-	98,685,795
Total assets	37,290,970	221,155,217	121,646,822	380,093,009

				Total
As of December 31, 2018	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,075,399	$3,389,045	$-	$4,464,444
Goodwill	8,719,294	89,966,501	-	98,685,795
Total assets	36,396,939	175,082,989	120,714,593	332,194,521

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

NOTE 14.     CUSTODIAL RISK

As of March 31, 2019, we had approximately $6,325,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 15.     SUBSEQUENT EVENTS

Subsequent to March 31, 2019 through April 30, 2019, Cowen sold an additional 175,932 shares of our Class A common stock, under the “at the market” Sales Agreement, resulting in net proceeds to us of $4,244,798 (See Note 11).

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

THE OUTCOME OF THE EVENTS DESCRIBED IN THIS REPORT ALSO CONTAINS STATISTICAL AND OTHER INDUSTRY AND MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY THAT WE OBTAINED FROM INDUSTRY PUBLICATIONS AND RESEARCH, SURVEYS AND STUDIES CONDUCTED BY US AND THIRD PARTIES, AS WELL AS OUR ESTIMATES OF POTENTIAL MARKET OPPORTUNITIES. INDUSTRY PUBLICATIONS, THIRD-PARTY AND OUR OWN RESEARCH, SURVEYS AND STUDIES GENERALLY INDICATE THAT THEIR INFORMATION HAS BEEN OBTAINED FROM SOURCES BELIEVED TO BE RELIABLE ALTHOUGH THEY DO NOT GUARANTEE THE ACCURACY OR COMPLETENESS OF SUCH INFORMATION. THIS MARKET DATA INCLUDES PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THIS DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2019 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Overview

We are currently engaged in outdoor billboard advertising and surety insurance and related brokerage businesses. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a homebuilding company with operations located primarily in the Southeast United States.

Billboards: We commenced our billboard business operations in June 2015 through acquisitions of smaller billboard companies located in the Southeast United States and Wisconsin. As of June 30, 2018, we operated 479 billboard structures. During July and August 2018, we acquired the membership interests or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. These transactions include our acquisition on July 31, 2018 of Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” for cash and stock consideration, our acquisition on August 22, 2018 of substantially all of the assets of Key Outdoor, Inc., which we refer to as “Key,” for approximately $38 million, and our acquisition on August 31, 2018 of Waitt Outdoor, LLC, which we refer to as “Waitt,” for approximately $84 million. We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of May 6, 2019, we operate approximately 2,900 billboards with approximately 5,400 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Investments:

●

We have made a series of investments in the commercial real estate management, brokerage and related services business commencing in September 2015. We currently own 30% of Logic Real Estate Companies LLC, which we refer to as “Logic,” and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic.

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

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small- and medium-sized businesses and individuals that are required to provide surety bonds (1) in connection with their work for government agencies and others, (2) in connection with contractual obligations, or (3) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia as of March 13, 2019. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

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

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues primarily through billboard advertising and related services and from the sale of surety insurance and related brokerage activities.  Revenue for outdoor advertising space rental is recognized on a straight-line basis over the term of the contract and advertising revenue is reported net of agency commissions. Payments received in advance of being earned are recorded as deferred revenue. In our surety insurance business, premiums written are recognized as revenues based on a pro rata daily calculation over the respective terms of the policies in-force. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in-force. In connection with our surety agency business, insurance commissions are recognized at a point in time, on a bond-by-bond basis as of the policy effective date and are generally nonrefundable.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following is a comparison of our results of operations for the three months ended March 31, 2019, which we refer to as the “first quarter of fiscal 2019,” compared to the three months ended March 31, 2018, which we refer to as the “first quarter of fiscal 2018.” Our results for the first quarter of fiscal 2019 include the financial and operating results of Waitt, Key and Tammy Lynn. Additionally, in the second quarter of fiscal 2018, Freestate Bonds, Inc. was reorganized into The Warnock Agency, Inc. Therefore, comparisons of our results for the first quarter of fiscal 2019 to the first quarter of fiscal 2018 may not be meaningful.

Revenues. For the first quarter of fiscal 2019 and the first quarter of fiscal 2018, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31, (unaudited)
	2019		2018		2019 vs 2018
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$6,780,390	74.4%	$1,550,190	54.9%	$5,230,200
Premiums earned	1,882,342	20.7%	477,304	16.9%	1,405,038
Insurance commissions	355,147	3.9%	765,184	27.1%	(410,037)
Investment and other income	92,846	1.0%	30,266	1.1%	62,580
Total Revenues	$9,110,725	100.0%	$2,822,944	100.0%	$6,287,781

We realized total revenues of $9,110,725 during the first quarter of fiscal 2019, an increase of 222.7% as compared to revenues of $2,822,944 during the first quarter of fiscal 2018. Total revenues were largely driven by increases in our net billboard rentals, which reflects several billboard acquisitions completed in fiscal 2018. The increase in revenues was also due to increased written premiums reflecting our obtaining approval to issue bonds in California and improved marketing efforts. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the policy is sold.

●

Net billboard rentals in the first quarter of fiscal 2019 increased $5,230,200 or 337.4% from the first quarter of fiscal 2018, primarily due to the acquisitions of billboard businesses in July 2018 and August 2018, principally from the Waitt, Key and Tammy Lynn transactions. The increase in net billboard rentals also reflects continued improvement in rental and occupancy rates of our existing billboards.

●

Premiums earned from our UCS insurance subsidiary in the first quarter of fiscal 2019 increased 294.4% from the first quarter of fiscal 2018. The increase in premium earned is due primarily to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia and our agents are able to place more bond business through UCS.

●

Revenues from insurance commissions generated by our surety brokerage operations decreased by 53.6%, mainly reflecting that UCS is now licensed in all 50 states and the District of Columbia and our agents are able to place more bond business through UCS rather than other carriers.

●

Investment and other income increased 206.8% to $92,846 in the first quarter of fiscal 2019 from $30,266 in the first quarter of fiscal 2018. The increase in investment and other income primarily reflects gains from certain investments held by UCS.

Expenses. For the first quarter of fiscal 2019 and the first quarter of fiscal 2018, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31, (unaudited)
	2019		2018		2019 vs 2018
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$2,711,397	29.7%	$722,834	25.6%	$1,988,563
Cost of insurance revenues	1,285,722	14.1%	212,864	7.5%	1,072,858
Employee costs	2,878,019	31.6%	1,842,366	65.3%	1,035,653
Professional fees	1,419,146	15.6%	843,914	29.9%	575,232
Depreciation	843,283	9.3%	328,693	11.6%	514,590
Amortization	2,848,552	31.3%	760,335	26.9%	2,088,217
General and administrative	1,816,621	19.9%	851,273	30.2%	965,348
Loss (gain) on disposition of assets	(17,721)	(0.2)%	-	-	(17,721)
Accretion	32,778	0.4%	3,056	0.1%	29,722
Bad debt expense	80,878	0.9%	-	-	80,878
Total Costs and Expenses	$13,898,675	152.6%	$5,565,335	197.1%	$8,333,340

During the first quarter of fiscal 2019, we had total costs and expenses of $13,898,675, as compared to total costs and expenses of $5,565,335 in the first quarter of fiscal 2018. Total costs and expenses as a percentage of total revenues decreased from 197.1% in the first quarter of fiscal 2018 to 152.6% in the first quarter of fiscal 2019, a decrease of 44.5%, which reflects our increase in total revenues, primarily attributable to the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018. Many of our most significant increases in costs reflect these acquisitions completed in the third quarter of fiscal 2018, including amortization of goodwill associated with these acquisitions and cost of billboard revenues, as well as costs to meet future anticipated demand in our operations. In the first quarter of fiscal 2019, employee costs, professional fees, depreciation and general and administrative expenses decreased as a percentage of total revenues as compared to the first quarter of fiscal 2018. Cost of billboard revenues, cost of insurance revenues, and amortization expenses increased as a percentage of total revenues in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 due primarily to the three acquisitions completed in the third quarter of fiscal 2018 and increased gross written premium by UCS. Accretion and bad debt expense remained relatively constant.

●

Cost of billboard revenues in the first quarter of fiscal 2019 increased by $1,988,563, a 275.1% increase from the first quarter of fiscal 2018. The increase in expenses is primarily due to the Waitt, Key and Tammy Lynn transactions, which significantly increased our number of billboards and accordingly increased the costs associated with operating this increased inventory, including increased land expense and increased commissions paid reflecting the greater sales volume.

●

Cost of insurance revenues includes commissions paid, premium taxes, fees and assessments, and loss and loss adjustment expense. Due to increased gross written premium now that UCS is licensed in all 50 states and the District of Columbia, the cost of insurance revenues increased by $1,072,858 or 504.0% from the first quarter of fiscal 2018 to the first quarter of fiscal 2019.

●

During the first quarter of fiscal 2019, total employee costs increased by 56.2% from the first quarter of fiscal 2018. However, employee costs as a percentage of revenues decreased to 31.6% in the first quarter of fiscal 2019 from 65.3% in the first quarter of fiscal 2018. This decrease in employee costs as a percentage of revenues was primarily due to significantly higher revenues, partially offset by increased staffing levels in our billboard and insurance operations. Most of the increase in staffing costs reflects increased headcount as a result of the acquisitions and increased staffing to meet future anticipated demand for our products and services.

●

Non-cash expenses in the first quarter of fiscal 2019 included $2,848,552 in amortization expense, $843,283 in depreciation expense, and $32,778 in accretion expense. Amortization expense increased by 274.6% and depreciation expense increased by 156.6% from the first quarter of fiscal 2018 to the first quarter of fiscal 2019. These increases are primarily associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018. Amortization was our second largest expense in the first quarter of fiscal 2019, increasing $2,088,217 from the first quarter of fiscal 2018. In the first quarter of fiscal 2019, amortization expense equaled 31.3% of total revenues, as compared to 26.9% of total revenues the first quarter of fiscal 2018. Accretion expense is in connection with asset retirement obligations for certain billboard assets, which increased by $29,722 primarily due to the Waitt, Key and Tammy Lynn transactions.

●

General and administrative expenses increased from $851,273 in the first quarter of fiscal 2018 to $1,816,621 in the first quarter of fiscal 2019, an increase of 113.4%. The increase was due primarily to increased staffing and systems implementations from recent acquisitions as well as increasing staffing in our insurance business to meet future anticipated demand for our products and services. As a percentage of total revenues, general and administrative expenses decreased from 30.2% in the first quarter of fiscal 2018 to 19.9% in the first quarter of fiscal 2019.

●

Professional fees in the first quarter of fiscal 2019 were $1,419,146, or 15.6% of total revenues, as compared to $843,914, or 29.9% of total revenues, in the first quarter of fiscal 2018. Professional fees increased in the first quarter of fiscal 2019, primarily due to accounting, audit, legal and consulting fees, including fees for our fiscal 2018 audit, initial internal controls attestation by our outside independent auditor and new accounting systems implementation. Professional fees decreased as a percentage of total revenues as revenues grew more quickly than these costs.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2019 was $4,787,950, or 52.6% of total revenues, as compared to a net loss from operations of $2,742,391, or 97.1% of total revenues, in the first quarter of fiscal 2018. The increase in net loss from operations in dollars was primarily due to the increases in amortization and cost of billboard and insurance revenues as a percentage of revenues. The decrease in net loss from operations as a percentage of revenues was primarily due to the decrease of general and administrative expenses and professional fees as a percentage of revenues as revenues from the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 and increased revenues from our UCS surety bond business grew at a faster rate than these expenses.

Other Income (Expense).  During the first quarter of fiscal 2019, we had net other income of $698,472, which approximates 7.6% of total revenues. Net other income included $94,753 in equity in income of unconsolidated affiliates, $76,105 from unrealized losses on securities, and $120,382 in realized gains from the sale of marketable equity securities held by UCS. Net other income also includes interest income of $559,442, or 6.1% of total revenues. This interest income was derived primarily from our investment in short-term treasury securities. During the first quarter of fiscal 2018, we had net other income of $632,842, or 22.4% of total revenues in the first quarter of fiscal 2018, which included $283,662 in equity in income of unconsolidated affiliates, $93,003 from unrealized losses on securities, and interest income of $443,723, which was offset by interest expense of $1,540.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $4,078,386 in the first quarter of fiscal 2019, as contrasted to a net loss attributable to common stockholders of $2,069,382 in the first quarter of fiscal 2018. Our loss on a per share basis in the first quarter of fiscal 2019 was $0.18, based on 22,186,219 weighted average shares outstanding, as compared to a per share loss of $0.13, based on 15,399,625 weighted average shares outstanding in the first quarter of fiscal 2018. The increase in weighted average shares outstanding reflects the 3,137,768 shares of Class A common stock issued in the second tranche of our private placement in the second quarter of fiscal 2018, 831,542 shares of Class A common stock issued in connection with our “at the market” offering after March 31, 2018, and 85,170 shares of Class A common stock issued in connection with the acquisition of Tammy Lynn.

Results of Operations by Segment

The following tables report results for the following two segments in which we operate, billboards and insurance, for the first quarter of fiscal 2019 and the first quarter of fiscal 2018:

Results of Billboard Operations

	For the Three Months Ended March 31, (unaudited)
	2019		2018
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$6,780,390	100.0%	$1,550,190	100.0%
Cost of Revenues
Ground rents	1,593,790	23.5%	403,112	26.0%
Utilities	276,060	4.1%	94,583	6.1%
Commissions paid	597,645	8.8%	118,414	7.6%
Other costs of revenues	243,902	3.6%	106,725	6.9%
Total cost of revenues	2,711,397	40.0%	722,834	46.6%
Gross margin	4,068,993	60.0%	827,356	53.4%
Other Operating Expenses
Employee costs	1,391,963	20.5%	486,615	31.4%
Professional fees	194,239	2.9%	88,084	5.7%
Depreciation	838,558	12.4%	321,771	20.8%
Amortization	2,537,215	37.4%	442,123	28.5%
General and administrative	811,910	12.0%	204,389	13.2%
Accretion	32,778	0.5%	3,056	0.2%
Loss (gain) on disposition of assets	(17,721)	(0.3%)	-	-
Bad debt expense	80,799	1.2%	-	-
Total expenses	5,869,741	86.6%	1,546,038	99.8%
Segment Loss from Operations	(1,800,748)	(26.6%)	(718,682)	(46.4%)
Interest income (expense)	2,107	0.1%	38	0.0%
Net Loss Attributable to Common Stockholders	$(1,798,641)	(26.5%)	$(718,644)	(46.4%)

Comparison of the First Quarter of Fiscal 2019 to the First Quarter of Fiscal 2018. In the first quarter of fiscal 2019, there was a 337.4% increase in net billboard revenues from the first quarter of fiscal 2018, reflecting the acquisition of billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018, and improving rental and occupancy rates of our billboards. Other than amortization and commissions paid expenses, all costs decreased as a percentage of segment operating revenues primarily due to increased net billboard revenues. Net loss from operations for this segment increased in total dollars, but decreased as a percentage of revenues. The major factors affecting these results are as follows:

●

Amortization expenses increasing by $2,095,092 from the first quarter of fiscal 2018. The increase from 28.5% of total segment operating revenues in the first quarter of fiscal 2018 to 37.4% of total segment operating revenues in the first quarter of fiscal 2019 mainly reflects the Waitt, Key and Tammy Lynn transactions completed in the third quarter of fiscal 2018.

●

Increased depreciation expenses, which increased by $516,787, representing an increase of 160.6% in the first quarter of fiscal 2019 over the first quarter of fiscal 2018. This increase was also primarily due to the acquisitions of billboard assets under the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

●

Increased ground rents principally from the Waitt, Key and Tammy Lynn transactions. However, due to increased net billboard revenues, ground rents decreased as a percentage of total segment operating revenues from 26.0% in the first quarter of fiscal 2018 to 23.5% in the first quarter of fiscal 2019.

●

Increased commissions, which increased from 7.6% of total segment operating revenues in the first quarter of fiscal 2018 to 8.8% of total segment operating revenues in the first quarter of fiscal 2019 and are associated with an increase in revenue driven both by acquisitions in the third quarter of fiscal 2018 and improved rental and occupancy rates.

●

Other increases in operating expenses, including increased employee costs, professional fees, and general and administrative expenses mainly reflecting the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

Results of Insurance Operations

	For the Three Months Ended March 31, (unaudited)
	2019		2018
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$1,882,342	80.8%	$477,304	37.5%
Insurance commissions	355,147	15.2%	765,184	60.1%
Investment and other income	92,846	4.0%	30,266	2.4%
Total operating revenues	2,330,335	100.0%	1,272,754	100.0%
Cost of Revenues
Commissions paid	798,936	34.3%	186,639	14.7%
Premium taxes, fees, and assessments	100,138	4.3%	26,225	2.0%
Losses and loss adjustment expense	386,648	16.6%	-	-
Total cost of revenues	1,285,722	55.2%	212,864	16.7%
Gross margin	1,044,613	44.8%	1,059,890	83.3%
Other Operating Expenses
Employee costs	1,309,873	56.2%	1,195,501	93.9%
Professional fees	68,730	3.0%	129,283	10.2%
Depreciation	4,725	0.2%	6,922	0.5%
Amortization	311,337	13.4%	318,212	25.0%
Bad debt expense	80	0.0%	-	-
General and administrative	667,882	28.6%	453,351	35.7%
Total expenses	2,362,627	101.4%	2,103,269	165.3%
Segment Loss from Operations	(1,318,014)	(56.6%)	(1,043,379)	(82.0%)
Interest income (expense)	34	0.0%	(1,342)	(0.1%)
Unrealized gains and losses	(44,018)	(1.9%)	-	-
Gain on sale of investments	120,382	5.2%	-	-
Noncontrolling interest in subsidiary loss	11,092	0.5%	40,167	3.2%
Net Loss Attributable to Common Stockholders	$(1,230,524)	(52.8%)	$(1,004,554)	(78.9%)

Comparison of the First Quarter of Fiscal 2019 to the First Quarter of Fiscal 2018. In the first quarter of fiscal 2019, total operating revenues increased by 83.1% as compared to the first quarter of fiscal 2018, primarily due to a 294.4% increase in premiums earned in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. However, net loss attributable to common stockholders for this segment increased by 22.5% in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 due primarily to the following:

●

An increase in employee costs, which remains our largest expense in our insurance operations. However, employee costs as a percentage of total segment operating revenues decreased from 93.9% in the first quarter of fiscal 2018 to 56.2% in the first quarter of fiscal 2019, as a result of premiums earned increasing at a faster rate than employee costs.

●

Increased commissions paid to third party agents from $186,639 in the first quarter of fiscal 2018 to $798,936 in the first quarter of fiscal 2019, an increase of 328.0%, primarily due to increased revenues at UCS and the commission rates for the types of bonds sold.

●	Decreased insurance commissions as more premium from our brokerage operations is written internally with UCS.

●

Increased general and administrative expenses primarily associated with one-time costs associated with the implementation of information technology systems and expanding our operations in anticipation of potential future operational growth.

●	Increased losses and loss adjustment expense in connection with increasing our loss reserve estimates based on increased revenues within UCS and entering new geographic markets.

●

Increased premium taxes, fees, and assessments associated primarily with overall premium growth, as well as one-time costs of redomiciling UCS to Nebraska and final retaliatory premium taxes due to prior domestication.

The increase in loss from insurance operations was partially offset by increased premiums earned at UCS, decreased professional fees and an increase in the gain on sale of investments. Additionally, depreciation and amortization did not change materially in the first quarter of fiscal 2019 as compared with the first quarter of fiscal 2018.

Cash Flows

Cash Flows for the First Quarter of Fiscal 2019 compared to the First Quarter of Fiscal 2018

The table below summarizes our cash flows, in dollars, for the first quarter of fiscal 2019 and the first quarter of fiscal 2018:

	Three Months Ended March 31, 2019 (unaudited)	Three Months Ended March 31, 2018 (unaudited)
Net cash provided by (used in) operating activities	$237,307	$(1,067,165)
Net cash used in investing activities	(11,271,571)	(32,937,361)
Net cash provided by financing activities	3,740,138	87,453,779
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7,294,126)	$53,449,253

Net Cash Provided By (Used in) Operating Activities. Net cash provided by operating activities was cash inflow of $237,307 for the first quarter of fiscal 2019 compared to net cash used in operating activities, a cash outflow, of $1,067,165 for the first quarter of fiscal 2018. The increase in cash inflows was primarily attributable to improved operating results in our billboard business following the acquisitions of Waitt, Key and Tammy Lynn and increased revenues in our UCS insurance operations.

Net Cash Used in Investing Activities. Net cash used in investing activities was $11,271,571 for the first quarter of fiscal 2019 as compared with $32,937,361 during the first quarter of fiscal 2018. This decrease in net cash used in investing activities is primarily attributable to the investment of a portion of the proceeds from the 2018 private placement and our “at the market” offering in U.S. Treasury securities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $3,740,138 in the first quarter of fiscal 2019 as compared to $87,453,779 in the first quarter of fiscal 2018. In the first quarter of fiscal 2019, net cash provided by financing activities consists of net proceeds of $3,740,138, after commissions and offering costs, raised through our “at the market” offering during the first quarter of fiscal 2019. In the first quarter of fiscal 2018, net cash provided by financing activities consisted of gross proceeds of $76,890,000 raised through the sale of our Class A common stock in the first tranche of our 2018 private placement and gross proceeds of $11,569,985 raised through our “at the market” offering during the first quarter of fiscal 2018, and offering costs of $1,006,206 collectively.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At March 31, 2019, we had approximately $10 million in unrestricted cash and approximately $88 million in U.S. Treasury securities available for sale. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisition with cash, debt and seller or third party financing. Similar to our previous issuance in connection with the acquisition of Tammy Lynn, in the future we may satisfy all or a portion of the purchase price for an acquisition with our equity securities.

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

During the first quarter of fiscal 2019, we utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” in February 2018. This registration statement was declared effective on February 9, 2018. The “at the market” offering is pursuant to a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered, that we entered into in the first quarter of fiscal 2018. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Sales of our Class A common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, which we refer to as the “Securities Act.” Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. There is no arrangement for funds to be received in any escrow, trust or similar arrangement. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to Cowen with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” As of March 31, 2019, Cowen sold an aggregate of 1,353,232 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $31,110,383, of which 154,003 shares were sold during the first quarter of fiscal 2019, for net proceeds to us of $3,740,138 during the first quarter of fiscal 2019 after commissions and offering costs of $124,563. Subsequent to the first quarter of fiscal 2019 and through April 30, 2019, Cowen sold an additional 175,932 shares of our Class A common stock under our “at the market” offering for gross proceeds of $4,376,081.

We believe that our existing cash and short-term investments, generated by the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, additional funds that we may receive in the “at the market” offering, and that we may receive from cash flows from operations will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. At March 31, 2019, we had approximately $98 million available in unrestricted cash and U.S. Treasury securities. If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all.

In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings (such as long-term debt and line of credit facilities, which may or may not be secured by our assets or those of our operating subsidiaries), additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. Any credit or other debt facility we may establish in the future could impose restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard and insurance industries. Specifically, any such restrictions may place limits on our ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our assets. We also anticipate that any future credit facility may require us to meet a fixed charge coverage ratio and other financial covenants. Our ability to comply with any future loan covenants may be affected by factors beyond our control and a breach of any loan covenants would likely result in an event of default under any such credit facility, which would permit the lenders to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitments to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2019, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 18, 2019. We believe that at March 31, 2019, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures are not effective due to material weaknesses in internal control over financial reporting as of March 31, 2019 for the reasons discussed below.

We acquired Waitt and Key in August 2018. The acquired businesses are included in our first quarter of fiscal 2019 consolidated financial statements. As of December 31, 2018, Waitt and Key constituted 26% and 12% of consolidated total assets, respectively, and 12% and 6% of consolidated net assets (excluding goodwill and intangibles acquired), respectively. Further, Waitt and Key respectively constituted 22% and 10% of consolidated revenues for the year ended December 31, 2018. Our management believes that Waitt and Key continued to constitute a material portion of our total assets, net assets and consolidated revenues for the quarter ended March 31, 2019. As the acquisitions occurred in the third quarter of 2018, we excluded the acquisitions’ internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope for a certain period of time, if specified conditions are satisfied.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we identified material weaknesses in internal controls over financial reporting, specifically journal entries and the expenditures process. We have continued to address and mitigate these material weaknesses through the implementation and testing of controls, including taking the following actions:

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

Notwithstanding the assessment that our internal control over financial reporting is not effective and that there were material weaknesses as identified in this report, based on our ongoing testing and procedures performed, management, our principal executive officers, and our principal financial and accounting officer, believe the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial position, results of operations and cash flows at and for the periods covered thereby in all material respects.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019.

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

BOSTON OMAHA CORPORATION

(Registrant)

By: /s/ Alex B. Rozek

Alex B. Rozek

Co-President (Principal Executive Officer)

May 10, 2019

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

May 10, 2019

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

May 10, 2019