Form 10-Q
period 2019-06-30
BOSTON OMAHA Corp
filed 2019-08-09
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,954,072 shares of Class A common stock and 1,055,560 shares of Class B common stock as of August 8, 2019.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Six Months Ended June 30, 2019 and 2018

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	June 30,	December 31,
	2019	2018

Current Assets:
Cash and cash equivalents	$11,656,150	$17,105,072
Restricted cash	706,317	1,038,767
Accounts receivable, net	4,874,074	4,464,444
Interest receivable	109,272	33,552
Short-term investments	5,112,283	6,251,064
Marketable equity securities	12,022,361	-
U. S. Treasury securities available for sale	85,019,145	86,845,386
Prepaid expenses	1,635,973	2,823,654

Total Current Assets	121,135,575	118,561,939

Property and Equipment, net	40,991,160	41,702,155

Other Assets:
Goodwill	98,685,795	98,685,795
Intangible assets, net	31,465,275	37,032,534
Investments	43,667,273	32,381,686
Investments in unconsolidated affiliates	529,100	568,713
Funds held as collateral assets	1,533,084	973,674
Deferred policy acquisition costs	1,619,718	1,412,248
Right of use assets	50,307,264	-
Other	225,047	875,777

Total Other Assets	228,032,556	171,930,427

Total Assets	$390,159,291	$332,194,521

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2019	2018

Current Liabilities:
Accounts payable and accrued expenses	$4,440,085	$3,550,856
Short-term payables for business acquisitions	935,620	2,000,610
Lease liabilities	3,390,314	-
Funds held as collateral	1,533,084	973,674
Unearned premiums	6,561,639	4,935,310
Deferred revenue	1,350,066	975,690

Total Current Liabilities	18,210,808	12,436,140

Long-term Liabilities:
Asset retirement obligations	1,891,645	1,824,419
Lease liabilities	45,468,802	-
Other long-term liabilties	-	1,316,000
Deferred tax liability	57,000	57,000

Total Liabilities	65,628,255	15,633,559

Redeemable Noncontrolling Interest	1,623,132	1,345,578

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 21,619,321 and 21,029,324 shares issued and outstanding, respectively	21,619	21,029
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	349,402,987	335,518,323
Accumulated deficit	(26,517,758)	(20,325,024)

Total Stockholders' Equity	322,907,904	315,215,384

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$390,159,291	$332,194,521

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues:
Billboard rentals, net	$7,149,992	$1,699,269	$13,930,382	$3,249,459
Premiums earned	2,487,557	507,045	4,369,899	984,349
Insurance commissions	402,956	751,684	758,103	1,516,868
Investment and other income	99,056	31,761	191,902	62,027

Total Revenues	10,139,561	2,989,759	19,250,286	5,812,703

Costs and Expenses:

Cost of billboard revenues (exclusive of depreciation and amortization)	2,764,890	842,787	5,476,287	1,565,621
Cost of insurance revenues (exclusive of depreciation and amortization)	1,430,983	264,672	2,716,705	477,536
Employee costs	2,966,433	1,863,658	5,844,452	3,706,024
Professional fees	641,535	576,461	2,060,681	1,420,375
General and administrative	1,671,480	848,942	3,488,101	1,700,215
Amortization	2,856,572	690,905	5,705,124	1,451,240
Depreciation	861,122	306,714	1,704,405	635,407
Loss on disposition of assets	43,254	81,857	25,533	81,857
Bad debt expense	72,777	14,515	153,655	14,515
Accretion	33,154	2,939	65,932	5,995

Total Costs and Expenses	13,342,200	5,493,450	27,240,875	11,058,785

Net Loss from Operations	(3,202,639)	(2,503,691)	(7,990,589)	(5,246,082)

Other Income (Expense):
Interest income	605,750	648,223	1,165,192	1,091,946
Equity in income of unconsolidated affiliates	69,016	101,429	163,769	385,091
Unrealized gain on securities	126,621	206,306	50,516	113,303
Gain (loss) on disposition of investments	304,462	(54,733)	424,844	(54,733)
Interest expense	-	(264)	-	(1,804)

Net Loss Before Income Taxes	(2,096,790)	(1,602,730)	(6,186,268)	(3,712,279)
Income Tax (Provision) Benefit	-	-	-	-

Net Loss	(2,096,790)	(1,602,730)	(6,186,268)	(3,712,279)
Noncontrolling interest in subsidiary (income) loss	(17,558)	4,633	(6,466)	44,800

Net Loss Attributable to Common Stockholders	$(2,114,348)	$(1,598,097)	$(6,192,734)	$(3,667,479)

Basic and Diluted Net Loss per Share	$(0.09)	$(0.08)	$(0.28)	$(0.21)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,452,540	19,165,153	22,320,114	17,780,454

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning balance, December 31, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

Stock issued for cash	521,690	-	522	-	11,569,463	-	11,569,985

Stock issued to related parties for cash	3,300,000	-	3,300	-	76,886,700	-	76,890,000

Offering costs	-	-	-	-	(1,006,206)	-	(1,006,206)

Net loss attributable to common stockholders, March 31, 2018	-	-	-	-	-	(2,069,382)	(2,069,382)

Balance, March 31, 2018	17,128,847	1,055,560	$17,129	$1,056	$245,800,367	$(13,280,469)	$232,538,083

Stock issued for cash	628,159	-	628	-	14,516,670	-	14,517,298

Stock issued to related parties for cash	3,137,768	-	3,138	-	73,106,862	-	73,110,000

Offering costs	-	-	-	-	(515,988)	-	(515,988)

Net loss attributable to common stockholders, June 30, 2018	-	-	-	-	-	(1,598,097)	(1,598,097)

Balance, June 30, 2018	20,894,774	1,055,560	$20,895	$1,056	$332,907,911	$(14,878,566)	$318,051,296

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning balance, December 31, 2018	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

Stock issued for cash	154,003	-	154	-	3,864,547	-	3,864,701

Offering costs	-	-	-	-	(124,563)	-	(124,563)

Increase in redeemable noncontrolling interest	-	-	-	-	(136,483)	-	(136,483)

Net loss attributable to common stockholders, March 31, 2019	-	-	-	-	-	(4,078,386)	(4,078,386)

Balance, March 31, 2019	21,183,327	1,055,560	$21,183	$1,056	$339,121,824	$(24,403,410)	$314,740,653

Stock issued for cash	435,994	-	436	-	10,741,720	-	10,742,156

Offering costs	-	-	-	-	(325,952)	-	(325,952)

Increase in redeemable noncontrolling interest	-	-	-	-	(134,605)	-	(134,605)

Net loss attributable to common stockholders, June 30, 2019	-	-	-	-	-	(2,114,348)	(2,114,348)

Balance, June 30, 2019	21,619,321	1,055,560	$21,619	$1,056	$349,402,987	$(26,517,758)	$322,907,904

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(6,186,268)	$(3,712,279)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of right of use assets	1,766,701	-
Depreciation, amortization, and accretion	7,475,461	2,092,642
Loss on disposition of assets	25,533	81,857
Bad debt expense	153,655	14,515
Equity in earnings of unconsolidated affiliates	(163,769)	(385,091)
Unrealized gain on securities	(50,516)	(113,303)
(Gain) loss on disposition of investments	(424,844)	54,733
Changes in operating assets and liabilities:
Accounts receivable	(563,285)	(209,704)
Interest receivable	(75,720)	(692,109)
Prepaid expenses	(650,949)	(343,838)
Distributions from unconsolidated affiliates	203,382	382,443
Deferred policy acquisition costs	(207,470)	(135,084)
Other assets	50,187	501
Accounts payable and accrued expenses	889,229	(234,160)
Lease liabilities	(1,346,151)	-
Unearned premiums	1,626,329	501,165
Deferred revenue	374,376	226,118

Net Cash Provided by (Used in) Operating Activities	2,895,881	(2,471,594)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(1,064,990)	(360,000)
Proceeds from disposition of assets	38,729	30,000
Purchase of preferred units	(12,000,000)	-
Purchases of equipment and related assets	(1,434,940)	(1,769,020)
Proceeds from sales of investments	550,963,197	431,908,709
Purchase of investments	(559,335,591)	(520,460,925)

Net Cash Used in Investing Activities	(22,833,595)	(90,651,236)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows from Financing Activities:
Proceeds from issuance of stock	$14,606,857	$26,087,283
Proceeds from issuance of stock to related parties	-	150,000,000
Offering costs	(450,515)	(1,522,194)

Net Cash Provided by Financing Activities	14,156,342	174,565,089

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(5,781,372)	81,442,259
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	18,143,839	7,230,570

Cash, Cash Equivalents, and Restricted Cash, End of Period	$12,362,467	$88,672,829

Interest Paid in Cash	$-	$1,804

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Six Months Ended
	June 30,
	2019	2018

Asset retirement obligations	$1,294	$174,669

Note receivable exchanged for preferred stock	-	104,019

Increase in redeemable noncontrolling interest	271,088	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

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

BOC DFH, LLC which we refer to as “BOC DFH”

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

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

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the operating leases generally range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized for the six months ended June 30, 2019 and 2018 was $641,267 and $164,868, respectively.

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

For the Six Months Ended June 30, 2019 and 2018

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

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	June 30,	December 31,
	2019	2018

Insurance premium escrow	$706,317	$1,038,767

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	June 30,	June 30,
	2019	2018

Cash and cash equivalents	$11,656,150	$88,166,783
Restricted cash	706,317	506,046

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$12,362,467	$88,672,829

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2019	2018

Trade accounts	$3,744,651	$3,621,695
Premiums	1,215,111	890,974
Anticipated salvage and subrogation	-	2,340
Allowance for doubtful accounts	(85,688)	(50,565)

Total Accounts Receivable, net	$4,874,074	$4,464,444

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2019	2018

Structures, displays, and equipment	$44,545,708	$44,025,894
Vehicles and equipment	1,002,118	642,081
Office furniture and equipment	925,910	973,431
Accumulated depreciation	(5,482,576)	(3,939,251)

Total Property and Equipment, net	$40,991,160	$41,702,155

Depreciation expenses for the six months ended June 30, 2019 and 2018 was $1,704,405 and $635,407, respectively. For the six months ended June 30, 2019 and 2018, we realized losses on the disposition of assets in the amount of $25,533 and $81,857, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

There were no business acquisitions for the six months ended June 30, 2019 and 2018.

2018 Acquisitions

During the year ended December 31, 2018, we completed three acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisitions

Tammy Lynn Outdoor, LLC

On July 31, 2018, our subsidiary, LMSE, entered into a purchase agreement with Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” based in Bluefield, West Virginia. The assets acquired are primarily located in West Virginia with additional acquired assets located in Virginia. The purchase price consisted of $14,763,261 in cash, net of adjustments, and 85,170 shares of our Class A common stock. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. During the second quarter of 2019, we completed our assessment of customer relationships, structures, permits, and easements; as well as our review of lease contracts which allowed us to finalize the purchase price allocation.

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

For the Six Months Ended June 30, 2019 and 2018

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

The purchase price for the acquired assets was $38,000,000, subject to certain post-closing adjustments, which totaled $233,894, and are still open for adjustments. A portion of the purchase price equal to $1,900,000 was held back by LMM and will be disbursed, subject to any claims for indemnification, over a 12 month period. Another $329,467 is being held back as required consent holdback. Both holdbacks, net of 2018 payments, are included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of December 31, 2018. Each of Key and Angela K. Dahl and Robert A. Dahl, Key’s principals, have also entered into five year noncompetition and nonsolicitation agreements in connection with the acquisition. Total cash paid at closing was $36,004,427. As of June 30, 2019, we made payments of $1,064,990 on the short-term payable for business acquisitions.

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

For the Six Months Ended June 30, 2019 and 2018

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

Waitt Outdoor, LLC (Continued)

We amortize the noncompetition and nonsolicitation agreements according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information. We also acquired several easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since the easements are perpetual, they are not amortized.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$10,139,561	$8,181,142	$19,250,286	$16,195,469

Net Loss Attributable to Common Stockholders	$(2,114,348)	$(2,793,947)	$(6,192,734)	$(6,059,179)

Basic and Diluted Loss per Share	$(0.09)	$(0.15)	$(0.28)	$(0.34)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,452,540	19,250,323	22,320,114	17,865,624

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

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$32,841,900	$(13,458,753)	$19,383,147	$32,638,900	$(8,326,564)	$24,312,336
Permits, licenses, and lease acquisition costs	9,621,521	(989,964)	8,631,557	9,599,621	(559,285)	9,040,336
Site location	849,347	(108,295)	741,052	849,347	(80,216)	769,131
Noncompetition agreements	616,000	(206,727)	409,273	614,000	(145,517)	468,483
Trade names and trademarks	722,200	(232,417)	489,783	722,200	(195,417)	526,783
Technology	138,000	(138,000)	-	138,000	(122,657)	15,343
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Favorable leases	-	-	-	847,000	(35,291)	811,709
Easements	1,810,463	-	1,810,463	1,088,413	-	1,088,413

Total	$46,627,431	$(15,162,156)	$31,465,275	$46,525,481	$(9,492,947)	$37,032,534

During the six months ended June 30, 2019, $623,050 of easements were reclassified from other assets to intangible assets within the consolidated balance sheet.

	June 30,
	2020	2021	2022	2023	2024	Thereafter	Total

Customer relationships	$9,589,975	$8,460,912	$1,332,260	$-	$-	$-	$19,383,147
Permits, licenses, and lease acquisition costs	869,732	869,732	869,732	869,732	869,732	4,282,897	8,631,557
Site location	56,623	56,623	56,623	56,623	56,623	457,937	741,052
Noncompetition agreements	122,675	106,700	94,200	74,365	11,333	-	409,273
Trade names and trademarks	67,933	64,900	64,900	64,900	64,900	162,250	489,783

Total	$10,706,938	$9,558,867	$2,417,715	$1,065,620	$1,002,588	$4,903,084	$29,654,812

Amortization expense for the six months ended June 30, 2019 and 2018 was $5,705,124 and $1,451,240, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 7.     INTANGIBLE ASSETS (Continued)

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	21
Permits, licenses, and lease acquisition costs	119
Site location	157
Noncompetition agreements	40
Trade names and trademarks	58

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit having maturity dates of less than twelve months and are carried at cost, U.S. Treasury securities and a corporate bond that are held to maturity and mature in less than twelve months. The certificates of deposit are held to maturity and mature in the upcoming year. The U.S. Treasury notes, the corporate bond, and the certificates of deposit are held primarily by UCS. For the six months ended June 30, 2019, gains on redemptions of U.S. Treasury notes held to maturity were $4,996.

	June 30,	December 31,
	2019	2018

Certificates of deposit	$563,315	$1,378,666
U.S. Treasury notes and corporate bond	4,548,968	4,872,398

Total	$5,112,283	$6,251,064

Marketable Equity Securities

During the six months ended June 30, 2019, we began investing in marketable equity securities. Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS.

Marketable equity securities as of June 30, 2019 are as follows:

	Cost	Gross Unrealized Gain	Fair Value

Marketable equity securities, June 30, 2019	$11,934,888	$87,473	$12,022,361

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

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

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury notes, June 30, 2019	$85,056,102	$(36,957)	$85,019,145

U.S. Treasury notes, December 31, 2018	$86,728,590	$116,796	$86,845,386

Long-term Investments

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, U.S. Treasury securities, and certain equity investments. The certificates of deposit and U.S. Treasury securities have maturity dates ranging from 2020 through 2023. We have the intent and the ability to hold the certificates of deposit and U.S. Treasury securities to maturity. Certificates of deposit and U.S. Treasury securities are stated at carrying value which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	June 30,	December 31,
	2019	2018

U.S. Treasury securities, held to maturity	$2,504,769	$2,902,004
Certificates of deposit	-	317,178
Preferred stock	104,019	104,019
Non-voting preferred units of Dream Finders Holdings, LLC	12,000,000	-
Non-voting common units of Dream Finders Holdings, LLC	10,000,000	10,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$43,667,273	$32,381,686

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

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

In late December 2017, we invested $10 million in non-voting common units of Dream Finders Holdings LLC, which we refer to as “DFH”, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Florida, Texas, Georgia, Colorado and the greater northern Virginia and Maryland areas. Our non-voting common units investment represents an approximately 5% ownership stake in the company. In May 2019, our subsidiary BOC DFH, LLC invested an additional $12 million in DFH through the purchase of preferred units. DFH is required to pay to us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units are convertible, at our option, into non-voting common units after May 29, 2020 and the remaining preferred units are convertible, at our option, into non-voting common units after May 29, 2021. The mandatory 14% preferred return increases if the preferred units purchased are not redeemed or converted within one year of purchase. Also, we obtain additional beneficial conversion terms if the preferred units are not redeemed by May 29, 2021.

During January 2018, we exchanged our convertible note receivable from Breezeway Homes, Inc., which we refer to as “Breezeway,” for 31,227 shares of preferred stock. The preferred stock is noncumulative and has a dividend rate of $.2665 per share, should dividends be declared. The preferred stock has one vote per share and is convertible into whole shares of common stock, determined according to the conversion formula contained in Breezeway’s amended and restated articles of incorporation. In addition, our investment provides us with a multi-year right to sell insurance and/or warranty products through Breezeway's software platform to its customers.

We reviewed our investments as of June 30, 2019 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate and real estate services. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $406,754 on June 30, 2019, are managed by a member of our board of directors.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets:

	June 30,	December 31,
	2019	2018

Beginning of period	$568,713	$952,128
Additional investment in unconsolidated affiliate	-	40,399
Distributions received	(203,382)	(816,201)
Loss on investment in affiliate	-	(107,630)
Equity in income of unconsolidated affiliates	163,769	500,017

End of period	$529,100	$568,713

The loss on investment in affiliate is related to the wind-down of TAG SW 1, LLC, which occurred during 2018.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 9.     FAIR VALUE

At June 30, 2019 and December 31, 2018, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable equity securities, certain investments, and accounts payable. The fair values of cash, cash equivalents, restricted cash, receivables, and accounts payable approximated carrying values because of the short-term nature of these instruments. Marketable equity securities and U.S. Treasury securities available for sale are reported at fair values. Fair values for equity investments in private companies are not readily available, but are estimated to approximate fair value. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet June 30, 2019	Quoted Prices in Active Markets for Identical Assets	Trading Gaines and Losses	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities	$12,022,361	$12,022,361	$415,572	$87,473

Securities available for sale	85,019,145	85,019,145	4,276	(36,957)

			$419,848	$50,516

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2018	$1,824,419
Additions	1,294
Accretion expense	65,932
Liabilities settled	-

Balance, June 30, 2019	$1,891,645

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

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

Also in February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective by the SEC on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through June 30, 2019, we sold through Cowen an aggregate of 1,789,226 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $41,852,539. For the six months ended June 30, 2019, we sold through Cowen 589,997 shares of our Class A common stock under the at-the-market offering, resulting in gross proceeds to us of $14,606,857 and net proceeds of $14,156,342 after offering costs of $450,515.

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

As of June 30, 2019 there were 105,556 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. On August 3, 2018, Boulderado Partners, LLC distributed 784 warrants for our Class B common stock, which converted to Class A common stock warrants upon distribution, in connection with a distribution in-kind to one of its withdrawing members. A summary of warrant activity for the six months ended June 30, 2019 is presented in the following table.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 11.     CAPITAL STOCK (Continued)

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2018	105,556	$9.95	6.5	$1,419,728

Issued	-
Exercised	-
Expired	-

Outstanding as of June 30, 2019	105,556	$9.95	6.0	$1,393,339

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

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 12.     LEASES (Continued)

Operating Lease Cost

Operating lease cost for the six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Statement of Operations Classification

Lease cost	$1,471,077	$2,941,733	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	260,189	589,678	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,731,266	$3,531,411

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Cash payments for operating leases	$1,590,549	$2,935,390
New operating lease assets obtained in exchange for operating lease liabilities	$321,194	$1,437,622

Operating Lease Assets and Liabilities

	June 30, 2019	Balance Sheet Classification

Lease assets	$50,307,264	Other Assets: Right of use assets

Current lease liabilities	$3,390,314	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	45,468,802	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$48,859,116

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 12.      LEASES (Continued)

Maturity of Operating Lease Liabilities

June 30, 2019

2019	$5,644,316
2020	5,451,275
2021	5,299,084
2022	5,057,938
2023	4,714,236
Thereafter	48,029,391

Total lease payments	74,196,240
Less imputed interest	25,337,124

Present Value of Lease Liabilities	$48,859,116

As of June 30, 2019, our operating leases have a weighted-average remaining lease term of 16.97 years and a weighted-average discount rate of 4.88%.

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

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, UCS, and GIDIS. SSS clients are multi-state and UCS, SCS, and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, UCS, and GIDIS and to make additional business acquisitions in the insurance industry.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 13.     INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia, and Wisconsin.

				Total
Three Months Ended June 30, 2019	GIG	LMH	Unallocated	Consolidated

Revenue	$2,989,569	$7,149,992	$-	$10,139,561
Segment gross profit	1,558,586	4,385,102	-	5,943,688
Segment loss from operations	(738,364)	(1,513,728)	(950,547)	(3,202,639)
Capital expenditures	(194)	551,596	-	551,402
Depreciation and amortization	295,248	3,422,446	-	3,717,694

				Total
Three Months Ended June 30, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$1,290,490	$1,699,269	$-	$2,989,759
Segment gross profit	1,025,818	856,482	-	1,882,300
Segment loss from operations	(1,204,432)	(783,029)	(516,230)	(2,503,691)
Capital expenditures	2,549	1,181,656	-	1,184,205
Depreciation and amortization	316,086	681,533	-	997,619

				Total
Six Months Ended June 30, 2019	GIG	LMH	Unallocated	Consolidated

Revenue	$5,319,904	$13,930,382	$-	$19,250,286
Segment gross profit	2,603,199	8,454,095	-	11,057,294
Segment loss from operations	(2,056,378)	(3,314,476)	(2,619,735)	(7,990,589)
Capital expenditures	37,761	1,397,179	-	1,434,940
Depreciation and amortization	611,310	6,798,219	-	7,409,529

				Total
Six Months Ended June 30, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$2,563,244	$3,249,459	$-	$5,812,703
Segment gross profit	2,085,708	1,683,838	-	3,769,546
Segment loss from operations	(2,247,811)	(1,501,711)	(1,496,560)	(5,246,082)
Capital expenditures	10,031	1,758,989	-	1,769,020
Depreciation and amortization	641,220	1,445,427	-	2,086,647

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018

NOTE 13.     INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC

				Total
As of June 30, 2019	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,520,186	$3,353,888	$-	$4,874,074
Goodwill	8,719,294	89,966,501	-	98,685,795
Total assets	40,416,459	218,031,471	131,711,361	390,159,291

				Total
As of December 31, 2018	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,075,399	$3,389,045	$-	$4,464,444
Goodwill	8,719,294	89,966,501	-	98,685,795
Total assets	36,396,939	175,082,989	120,714,593	332,194,521

NOTE 14.     CUSTODIAL RISK

As of June 30, 2019, we had approximately $9,200,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 15.     SUBSEQUENT EVENTS

Subsequent to June 30, 2019 through July 31, 2019, we sold through Cowen an additional 334,751 shares of our Class A common stock, under the “at the market” Sales Agreement, resulting in net proceeds to us of $7,557,692 (See Note 11).

Subsequent to June 30, 2019, Boston Omaha Corporation invested approximately $29,000,000 in a marketable equity security using proceeds from maturing treasury investments.

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

Billboards: We commenced our billboard business operations in June 2015 through acquisitions by our wholly-owned subsidiary Link Media Holdings, LLC, which we refer to as “Link”, of smaller billboard companies located in the Southeast United States and Wisconsin. As of June 30, 2018, we operated 479 billboard structures. During July and August 2018, we acquired the membership interests or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. These transactions include our acquisition on July 31, 2018 of Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” for cash and stock consideration, our acquisition on August 22, 2018 of substantially all of the assets of Key Outdoor, Inc., which we refer to as “Key,” for approximately $38 million, and our acquisition on August 31, 2018 of Waitt Outdoor, LLC, which we refer to as “Waitt,” for approximately $84 million. We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of August 1, 2019, we operate approximately 2,900 billboards with approximately 5,400 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

●

In late December 2017, we invested $10 million in Dream Finders Holdings LLC, which we refer to as “DFH”, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Florida, Texas, Georgia, Colorado and the greater northern Virginia and Maryland areas. In May 2019, our subsidiary BOC DFH, LLC invested an additional $12 million in DFH through the purchase of preferred units. DFH is required to pay to us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units are convertible, at our option, into non-voting common units after May 29, 2020 and the remaining preferred units are convertible, at our option, into non-voting common units after May 29, 2021. The mandatory 14% preferred return increases if the preferred units purchased are not redeemed or converted within one year of purchase. Also, we obtain additional beneficial conversion terms if the preferred units are not redeemed by May 29, 2021.

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million, through the purchase of common stock, of CB&T Holding Corporation, the privately held parent company of Crescent Bank & Trust, Inc., which we refer to as “Crescent.” Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small- and medium-sized businesses and individuals that are required to provide surety bonds (1) in connection with their work for government agencies and others, (2) in connection with contractual obligations, or (3) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the anticipated continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both Crescent and DFH provides the opportunity for each company to significantly grow its business. Finally, we invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following is a comparison of our results of operations for the three months ended June 30, 2019, which we refer to as the “second quarter of fiscal 2019,” compared to the three months ended June 30, 2018, which we refer to as the “second quarter of fiscal 2018.” Our results for the second quarter of fiscal 2019 include the financial and operating results of Waitt, Key and Tammy Lynn, which we acquired subsequent to the second quarter of fiscal 2018. Therefore, comparisons of our results for the second quarter of fiscal 2019 to the second quarter of fiscal 2018 may not be meaningful.

Revenues. For the second quarter of fiscal 2019 and the second quarter of fiscal 2018, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30, (unaudited)
	2019		2018		2019 vs 2018
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$7,149,992	70.5%	$1,699,269	56.8%	$5,450,723
Premiums earned	2,487,557	24.5%	507,045	17.0%	1,980,512
Insurance commissions	402,956	4.0%	751,684	25.1%	(348,728)
Investment and other income	99,056	1.0%	31,761	1.1%	67,295
Total Revenues	$10,139,561	100.0%	$2,989,759	100.0%	$7,149,802

We realized total revenues of $10,139,561 during the second quarter of fiscal 2019, an increase of 239.1% as compared to revenues of $2,989,759 during the second quarter of fiscal 2018. Total revenues were largely driven by increases in our net billboard rentals, which reflects several billboard acquisitions completed in the third quarter of fiscal 2018 ending September 30, 2018, which we refer to as the third quarter of fiscal 2018. The increase in revenues was also due to increased written premiums reflecting our obtaining approval to issue surety bonds in California in the third quarter of fiscal 2018 and improved marketing efforts. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals in the second quarter of fiscal 2019 increased $5,450,723, or 320.8% from the second quarter of fiscal 2018, primarily due to the acquisitions of billboard businesses in July 2018 and August 2018. The increase in net billboard rentals also reflects continued improvement in rental and occupancy rates on our existing billboards.

●

Premiums earned from our UCS insurance subsidiary in the second quarter of fiscal 2019 increased 390.6% from the second quarter of fiscal 2018. The increase in premium earned is due primarily to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia and our agents are able to place more surety bond business through UCS.

●

Revenues from insurance commissions generated by our surety brokerage operations decreased by 46.4%, primarily because our agents are able to place more surety bond business through UCS rather than through other carriers now that UCS is licensed in all 50 states and the District of Columbia.

●	Investment and other income at UCS increased 211.9% to $99,056 in the second quarter of fiscal 2019 from $31,761 in the second quarter of fiscal 2018.

Expenses. For the second quarter of fiscal 2019 and the second quarter of fiscal 2018, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30, (unaudited)
	2019		2018		2019 vs 2018
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$2,764,890	27.3%	$842,787	28.2%	$1,922,103
Cost of insurance revenues	1,430,983	14.1%	264,672	8.9%	1,166,311
Employee costs	2,966,433	29.3%	1,863,658	62.3%	1,102,775
Professional fees	641,535	6.3%	576,461	19.3%	65,074
Depreciation	861,122	8.5%	306,714	10.3%	554,408
Amortization	2,856.572	28.2%	690,905	23.1%	2,165,667
General and administrative	1,671,480	16.5%	848,942	28.3%	822,538
Loss (gain) on disposition of assets	43,254	0.4%	81,857	2.7%	(38,603)
Accretion	33,154	0.3%	2,939	0.1%	30,215
Bad debt expense	72,777	0.7%	14,515	0.5%	58,262
Total Costs and Expenses	$13,342,200	131.6%	$5,493,450	183.7%	$7,848,750

During the second quarter of fiscal 2019, we had total costs and expenses of $13,342,200, as compared to total costs and expenses of $5,493,450 in the second quarter of fiscal 2018. Total costs and expenses as a percentage of total revenues decreased from 183.7% in the second quarter of fiscal 2018 to 131.6% in the second quarter of fiscal 2019, a decrease of 52.1%, which reflects our increase in total revenues, primarily attributable to the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 and increases in revenues from our insurance operations. Many of our most significant increases in costs reflect these three acquisitions, including amortization of intangible assets associated with these acquisitions and cost of billboard revenues, as well as costs to meet future anticipated demand in our operations. In the second quarter of fiscal 2019, employee costs, professional fees, depreciation and general and administrative expenses decreased as a percentage of total revenues as compared to the second quarter of fiscal 2018. Cost of billboard revenues decreased slightly and cost of insurance revenues and amortization expenses increased as a percentage of total revenues in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018, due primarily to the three billboard acquisitions completed in the third quarter of fiscal 2018 and increased gross written premium by UCS. Accretion and bad debt expense remained relatively constant.

●

Cost of billboard revenues in the second quarter of fiscal 2019 increased by $1,922,103, a 228.1% increase from the second quarter of fiscal 2018. The increase in expenses is primarily due to the Waitt, Key and Tammy Lynn transactions, which significantly increased our number of billboards and accordingly increased the costs associated with operating this increased inventory, including increased land expense and increased commissions paid reflecting the greater sales volume.

●

Cost of insurance revenues includes commissions paid, premium taxes, fees and assessments, and loss and loss adjustment expense. Due to increased gross written premium now that UCS is licensed in all 50 states and the District of Columbia, the cost of insurance revenues increased $1,166,311, or 440.7% from the second quarter of fiscal 2018 to the second quarter of fiscal 2019.

●

During the second quarter of fiscal 2019, total employee costs increased by $1,102,775 from the second quarter of fiscal 2018. However, employee costs as a percentage of revenues decreased to 29.3% in the second quarter of fiscal 2019 from 62.3% in the second quarter of fiscal 2018. This decrease in employee costs as a percentage of revenues was primarily due to significantly higher revenues, partially offset by increased staffing levels in our billboard and insurance operations. Most of the increase in staffing costs reflects increased headcount as a result of the acquisitions and increased staffing to meet future anticipated demand for our products and services.

●

Non-cash expenses in the second quarter of fiscal 2019 included $2,856,572 in amortization expense, $861,122 in depreciation expense, and $33,154 in accretion expense. Amortization expense increased by 313.5% and depreciation expense increased by 180.8% from the second quarter of fiscal 2018 to the second quarter of fiscal 2019. These increases are primarily associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018. Amortization was our second largest expense in the second quarter of fiscal 2019, increasing $2,165,667 in the second quarter of fiscal 2019 from the second quarter of fiscal 2018. Accretion expense in connection with asset retirement obligations for certain billboard assets increased to $33,154 in the second quarter primarily due to the Waitt, Key and Tammy Lynn transactions.

●

General and administrative expenses increased from $848,942 in the second quarter of fiscal 2018 to $1,671,480 in the second quarter of fiscal 2019, an increase of 96.9%. The increase was due primarily to increased staffing and systems implementations from the three significant billboard acquisitions in the third quarter of fiscal 2018 as well as increasing staffing in our insurance business to meet future anticipated demand for our products and services. As a percentage of total revenues, general and administrative expenses decreased from 28.3% in the second quarter of fiscal 2018 to 16.5% in the second quarter of fiscal 2019.

●

Professional fees in the second quarter of fiscal 2019 were $641,535, or 6.3% of total revenues, as compared to $576,461, or 19.3% of total revenues, in the second quarter of fiscal 2018. Professional fees increased in the second quarter of fiscal 2019, primarily due to accounting, audit, legal and consulting fees.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2019 was $3,202,639, or 31.6% of total revenues, as compared to a net loss from operations of $2,503,691, or 83.7% of total revenues, in the second quarter of fiscal 2018. The increase in net loss from operations in dollars was primarily due to the increase in amortization expense. However, net loss from operations decreased as a percentage of total revenues during the second quarter of fiscal 2019, primarily due to a decrease in employee costs, general and administrative expenses and professional fees as a percentage of revenues as revenues from the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 and increased revenues from our UCS surety bond business grew at a faster rate than these expenses. Our net loss from operations of $3,202,639 in the second quarter of fiscal 2019 included $3,750,848 from non-cash amortization, depreciation and accretion expenses.

Other Income (Expense).  During the second quarter of fiscal 2019, we had net other income of $1,105,849. Net other income included $69,016 in equity in income of unconsolidated affiliates, $126,621 from unrealized gains on securities, and $304,462 in realized gains, mainly from the sale of marketable equity securities held by UCS. Net other income also includes interest income of $605,750. This interest income was derived primarily from our investment in short-term treasury securities. During the second quarter of fiscal 2018, we had net other income of $900,961, which included $101,429 in equity in income of unconsolidated affiliates, $206,306 from unrealized gain on securities, and interest income of $648,223, which was offset by loss on the disposition of investments of $54,733 and interest expense of $264.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $2,114,348 in the second quarter of fiscal 2019, as contrasted to a net loss attributable to common stockholders of $1,598,097 in the second quarter of fiscal 2018. Our loss on a per share basis in the second quarter of fiscal 2019 was $0.09, based on 22,452,540 weighted average shares outstanding, as compared to a per share loss of $0.08, based on 19,165,153 weighted average shares outstanding in the second quarter of fiscal 2018. The increase in weighted average shares outstanding reflects the shares of Class A common stock issued in two separate tranches in February and May 2018, 1,789,226 shares of Class A common stock issued in connection with our “at the market” offering through June 2019, and 85,170 shares of Class A common stock issued in connection with the acquisition of Tammy Lynn in the third quarter of fiscal 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following is a comparison of our results of operations for the six months ended June 30, 2019, which we refer to as the “first half of fiscal 2019,” compared to the six months ended June 30, 2018, which we refer to as the “first half of fiscal 2018.” Our results for the first half of fiscal 2019 include the operating results of certain billboard operations which were acquired during the third quarter of fiscal 2018. Therefore, comparisons of our results for the first half of fiscal 2019 to the first half of fiscal 2018 may not be meaningful.

Revenues. For the first half of fiscal 2019 and the first half of fiscal 2018, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30, (unaudited)
	2019		2018		2019 vs 2018
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$13,930,382	72.4%	$3,249,459	55.9%	$10,680,923
Premiums earned	4,369,899	22.7%	984,349	16.9%	3,385,550
Insurance commissions	758,103	3.9%	1,516,868	26.1%	(758,765)
Investment and other income	191,902	1.0%	62,027	1.1%	129,875
Total Revenues	$19,250,286	100.0%	$5,812,703	100.0%	$13,437,583

We realized total revenues of $19,250,286 during the first half of fiscal 2019, an increase of 231.2% over total revenues of $5,812,703 during the first half of fiscal 2018.

●

During the first half of fiscal 2019, we realized billboard revenues of $13,930,382, an increase of 328.7% over revenues of $3,249,459 during the first half of fiscal 2018. This increase was mainly driven by the acquisition of additional billboards in the third quarter of fiscal 2018 and improving rentals and occupancy rates on our existing billboards.

●

Revenues during the first half of fiscal 2019 included $4,369,899 in premiums earned from UCS, an increase of 343.9% over premiums earned of $984,349 during the first half of fiscal 2018. During fiscal 2018, our insurance operations focused on increasing the number of states in which UCS may sell surety insurance. UCS’ authority to issue surety bonds increased from nine states as of January 1, 2017 to 48 states and the District of Columbia as of June 30, 2018. UCS subsequently received approval to sell surety bonds in the states of California and Oregon in the third quarter of fiscal 2018 and the first quarter of fiscal 2019, respectively. Also, our revenues from surety bond premiums are recognized over the life of the surety bond. Thus, any increase in bookings from new surety bond issuances will not be immediately fully reflected in our revenues for that quarter.

●

Revenues from insurance commissions generated by our surety brokerage operations in the first half of fiscal 2019 were $758,103, a decrease of 50% from revenues from insurance commissions of $1,516,868 during the first half of fiscal 2018. This decrease mainly reflects that UCS is now licensed in all 50 states and the District of Columbia and our agents are able to place more surety bond business through UCS rather than other carriers.

●	Investment and other income increased 209.4% to $191,902 during the first half of fiscal 2019 from $62,027 in the first half of fiscal 2018.

Expenses. For the first half of fiscal 2019 and the first half of fiscal 2018, our expenses, in dollars, and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30, (unaudited)
	2019		2018		2019 vs 2018
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$5,476,287	28.5%	$1,565,621	26.9%	$3,910,666
Cost of insurance revenues	2,716,705	14.1%	477,536	8.2%	2,239,169
Employee costs	5,844,452	30.4%	3,706,024	63.8%	2,138,428
Professional fees	2,060,681	10.7%	1,420,375	24.4%	640,306
Depreciation	1,704,405	8.9%	635,407	10.9%	1,068,998
Amortization	5,705,124	29.6%	1,451,240	25.0%	4,253,884
General and administrative	3,488,101	18.1%	1,700,215	29.3%	1,787,886
Loss on disposition of assets	25,533	0.1%	81,857	1.4%	(56,324)
Accretion	65,932	0.3%	5,995	0.1%	59,937
Bad debt expense	153,655	0.8%	14,515	0.3%	139,140
Total Costs and Expenses	$27,240,875	141.5%	$11,058,785	190.3%	$16,182,090

During the first half of fiscal 2019, we had total costs and expenses of $27,240,875, as compared to total costs and expenses of $11,058,785 in the first half of fiscal 2018. Total costs and expenses as a percentage of total revenues decreased from 190.3% in the first half of fiscal 2018 to 141.5% in the first half of fiscal 2019, a decrease of 48.8%. This result reflects our increase in total revenues, primarily attributable to the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 and increased revenues from our insurance operations. Many of our most significant increases in costs reflect these acquisitions completed in the third quarter of fiscal 2018, including amortization of intangibles associated with these acquisitions and cost of billboard revenues, as well as costs to meet future anticipated demand in our operations. In the first half of fiscal 2019, employee costs, professional fees, depreciation and general and administrative expenses decreased as a percentage of total revenues as compared to the first half of fiscal 2018. Cost of billboard revenues, cost of insurance revenues, and amortization expenses increased as a percentage of total revenues in the first half of fiscal 2019 as compared to the first half of fiscal 2018 due primarily to the three acquisitions completed in the third quarter of fiscal 2018 and increased gross written premium by UCS. Accretion and bad debt expense remained relatively constant.

●

Cost of billboard revenues in the first half of fiscal 2019 increased by $3,910,666, a 249.8% increase from the first half of fiscal 2018. The increase in expenses is primarily due to the Waitt, Key and Tammy Lynn transactions, which significantly increased our number of billboards and accordingly increased the costs associated with operating this increased inventory, including increased land expense and increased commissions paid reflecting the greater sales volume. As a percentage of billboard revenues, costs of billboard revenues in the first half of fiscal 2019 decreased to 39.3% of billboard revenues from 48.2% of billboard revenues in the first half of fiscal 2018.

●

Cost of insurance revenues includes commissions paid, premium taxes, fees and assessments, and loss and loss adjustment expense. Due to increased gross written premium now that UCS is licensed in all 50 states and the District of Columbia, the cost of insurance revenues increased from $477,536 during the first half of fiscal 2018 to $2,716,705 during the first half of fiscal 2019, an increase of 468.9%.

●

During the first half of fiscal 2019, total employee costs increased by 57.7% from the first half of fiscal 2018. However, employee costs as a percentage of revenues decreased to 30.4% in the first half of fiscal 2019 from 63.8% in the first half of fiscal 2018. This decrease in employee costs as a percentage of revenues was primarily due to significantly higher revenues, partially offset by increased staffing levels in our billboard and insurance operations. Most of the increase in staffing costs reflects increased headcount as a result of the acquisitions and increased staffing to meet future anticipated demand for our products and services.

●

Non-cash expenses in the first half of fiscal 2019 included $5,705,124 in amortization expense, $1,704,405 in depreciation expense, and $65,932 in accretion expense. Amortization expense increased by 293.1% and depreciation expense increased by 168.2% from the first half of fiscal 2018 to the first half of fiscal 2019. These increases are primarily associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018. Amortization was our second largest expense in the first half of fiscal 2019, increasing $4,253,884 from the first half of fiscal 2018. In the first half of fiscal 2019, amortization expense equaled 29.6% of total revenues, as compared to 25.0% of total revenues in the first half of fiscal 2018. Accretion expense is in connection with asset retirement obligations for certain billboard assets, which increased to $65,932 in the first half of fiscal 2019 primarily due to the Waitt, Key and Tammy Lynn transactions.

●

General and administrative expenses increased from $1,700,215 in the first half of fiscal 2018 to $3,488,101 in the first half of fiscal 2019, an increase of 105.2%. The increase was due primarily to increased staffing and systems implementations from recent acquisitions as well as increasing staffing in our insurance business to meet future anticipated demand for our products and services. As a percentage of total revenues, general and administrative expenses decreased from 29.3% in the first half of fiscal 2018 to 18.1% in the first half of fiscal 2019.

●

Professional fees in the first half of fiscal 2019 were $2,060,681, or 10.7% of total revenues, as compared to $1,420,375, or 24.4% of total revenues, in the first half of fiscal 2018. Professional fees increased in the first half of fiscal 2019, primarily due to accounting, audit, legal and consulting fees, including fees for our fiscal 2018 audit, initial internal controls attestation by our outside independent auditor and new accounting systems implementation. Professional fees decreased as a percentage of total revenues as revenues grew more quickly than these costs.

Net Loss from Operations. Net loss from operations for the first half of fiscal 2019 was $7,990,589, or 41.5% of total revenues, as compared to a net loss from operations of $5,246,082, or 90.3% of total revenues, in the first half of fiscal 2018. The increase in net loss from operations in dollars was primarily due to increased amortization and depreciation costs associated with the billboard acquisitions completed in the third quarter of fiscal 2018 as well as increased cost of billboard and insurance revenues. The decrease in net loss from operations as a percentage of revenues was primarily due to the decrease of general and administrative expenses and professional fees as a percentage of revenues as revenues from the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 and increased revenues from our UCS surety bond business grew at a faster rate than these expenses.

Other Income (Expense).  During the first half of fiscal 2019, we had net other income of $1,804,321. Net other income included $163,769 in equity in income of unconsolidated affiliates, $50,516 from unrealized gains on securities, and $424,844 in realized gains mainly from the sale of marketable equity securities held by UCS. Net other income also includes interest income of $1,165,192. This interest income was derived primarily from our investment in short-term treasury securities. During the first half of fiscal 2018, we had net other income of $1,533,803, which included $385,091 in equity in income of unconsolidated affiliates, $113,303 from unrealized gains on securities, and interest income of $1,091,946, which was offset by a loss on the disposition of assets of $54,733 and interest expense of $1,804.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $6,192,734 in the first half of fiscal 2019, as contrasted to a net loss attributable to common stockholders of $3,667,479 in the first half of fiscal 2018. Our loss on a per share basis in the first half of fiscal 2019 was $0.28, based on 22,320,114 weighted average shares outstanding, as compared to a per share loss of $0.21, based on 17,780,454 weighted average shares outstanding in the first half of fiscal 2018. The increase in weighted average shares outstanding reflects the 6,437,768 shares of Class A common stock issued in the 2018 private placement, of which 3,137,768 shares were issued in May 2018, 1,789,226 shares of Class A common stock issued in connection with our “at the market” offering which commenced in March 2018, and 85,170 shares of Class A common stock issued in connection with the acquisition of Tammy Lynn in the third quarter of fiscal 2018.

  Results of Operations by Segment

The following tables report results for the following two segments in which we operate, billboards and insurance, for the second quarter of fiscal 2019 and the second quarter of fiscal 2018:

Results of Billboard Operations

	For the Three Months Ended June 30, (unaudited)
	2019		2018
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$7,149,992	100.0%	$1,699,269	100.0%
Cost of Revenues
Ground rents	1,512,117	21.1%	447,635	26.3%
Utilities	268,340	3.8%	87,531	5.2%
Commissions paid	648,340	9.1%	181,668	10.7%
Other costs of revenues	336,093	4.7%	125,953	7.4%
Total cost of revenues	2,764,890	38.7%	842,787	49.6%
Gross margin	4,385,102	61.3%	856,482	50.4%
Other Operating Expenses
Employee costs	1,485,589	20.8%	602,411	35.4%
Professional fees	57,987	0.8%	35,263	2.1%
Depreciation	855,798	12.0%	304,256	17.9%
Amortization	2,566,648	35.9%	377,277	22.2%
General and administrative	784,229	11.0%	221,867	13.1%
Accretion	33,154	0.4%	2,939	0.2%
Loss on disposition of assets	43,254	0.6%	81,857	4.8%
Bad debt expense	72,171	1.0%	13,641	0.8%
Total expenses	5,898,830	82.5%	1,639,511	96.5%
Segment Loss from Operations	(1,513,728)	(21.2%)	(783,029)	(46.1%)
Interest income	68,980	1.0%	41	0.0%
Net Loss Attributable to Common Stockholders	$(1,444,748)	(20.2%)	$(782,988)	(46.1%)

Comparison of the Second Quarter of Fiscal 2019 to the Second Quarter of Fiscal 2018. In the second quarter of fiscal 2019, there was a 320.8% increase in net billboard revenues from the second quarter of fiscal 2018, reflecting the acquisition of billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018, and improving rental and occupancy rates of our billboards. Other than amortization, bad debt and accretion expense, all other significant costs decreased as a percentage of segment operating revenues primarily due to increased net billboard revenues. Net loss from operations for this segment increased in total dollars but decreased as a percentage of revenues. The major factors affecting these results are as follows:

●

Amortization expenses increased by $2,189,371 from the second quarter of fiscal 2018. The increase from 22.2% of total segment operating revenues in the second quarter of fiscal 2018 to 35.9% of total segment operating revenues in the second quarter of fiscal 2019 mainly reflects the Waitt, Key and Tammy Lynn transactions completed in the third quarter of fiscal 2018.

●

Depreciation expenses increased by $551,542 from the second quarter of fiscal 2018. This increase was also primarily due to the acquisitions of billboard assets under the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

●

Increases in ground rents are due to the Waitt, Key and Tammy Lynn transactions. However, due to increased net billboard revenues, ground rents decreased as a percentage of total segment operating revenues from 26.3% in the second quarter of fiscal 2018 to 21.1% in the second quarter of fiscal 2019.

●

Increased commissions, which decreased from 10.7% of total segment operating revenues in the second quarter of fiscal 2018 to 9.1% of total segment operating revenues in the second quarter of fiscal 2019 and are associated with an increase in revenue driven both by acquisitions in the third quarter of fiscal 2018 and improved rental and occupancy rates.

●

Other increases in operating expenses, including increased employee costs and general and administrative expenses, mainly reflecting the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

Results of Insurance Operations

	For the Three Months Ended June 30, (unaudited)
	2019		2018
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$2,487,557	83.2%	507,045	39.3%
Insurance commissions	402,956	13.5%	751,684	58.2%
Investment and other income	99,056	3.3%	31,761	2.5%
Total operating revenues	2,989,569	100.0%	1,290,490	100.0%
Cost of Revenues
Commissions paid	915,096	30.6%	236,289	18.3%
Premium taxes, fees, and assessments	119,963	4.0%	28,383	2.2%
Losses and loss adjustment expense	395,924	13.3%	-	-
Total cost of revenues	1,430,983	47.9%	264,672	20.5%
Gross margin	1,558,586	52.1%	1,025,818	79.5%
Other Operating Expenses
Employee costs	1,288,124	43.1%	1,190,693	92.2%
Professional fees	70,144	2.3%	223,115	17.3%
Depreciation	5,324	0.2%	2,458	0.2%
Amortization	289,924	9.7%	313,628	24.3%
Bad debt expense	605	0.0%	873	0.1%
General and administrative	642,829	21.5%	499,483	38.7%
Total expenses	2,296,950	76.8%	2,230,250	172.8%
Segment Loss from Operations	(738,364)	(24.7%)	(1,204,432)	(93.3%)
Interest income (expense)	34	0.0%	(218)	0.0%
Unrealized gain on securities	131,491	4.4%	-	-
Gain on sale of investments	300,186	10.1%	2,137	0.2%
Noncontrolling interest in subsidiary (income) loss	(17,558)	(0.6%)	4,633	0.3%
Net Loss Attributable to Common Stockholders	$(324,211)	(10.8%)	(1,197,880)	92.8%

Comparison of the Second Quarter of Fiscal 2019 to the Second Quarter of Fiscal 2018. In the second quarter of fiscal 2019, total operating revenues increased by 131.7% as compared to the second quarter of fiscal 2018, primarily due to a 390.6% increase in premiums earned in the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018. At the same time, expenses grew at a slower rate than revenues, resulting in a reduced loss from insurance operations. The key factors affecting our insurance operations results during the second quarter of fiscal 2019 were as follows:

●

Increased premiums earned from our UCS insurance subsidiary, reflecting our ability to now sell surety insurance in all 50 states and the District of Columbia. During the second quarter of fiscal 2018, UCS was still receiving approvals to sell surety bonds in a number of states and had not yet received approval from California.

●	Our brokerage operations realized a decrease in insurance commissions from other insurance carriers as more premium was written internally through UCS.

●

The favorable impact of these additional revenues to UCS was partially offset by increased commissions paid, primarily due to increased revenues within UCS from third-party agents and through the sale of certain rental guarantee bonds which generally provide a higher commission structure.

●

Our losses and loss adjustment expense as a percentage of insurance revenues has increased in connection with our loss reserve estimates based on increased revenues within UCS and entering new geographic markets. In addition, we continued to expand our use of reinsurance arrangements.

●	We continued our efforts to improve operating results by expanding the technology infrastructure that is utilized by UCS and our brokerage operations.

●

Employee costs and general and administrative expenses decreased as a percentage of revenue to 43.1% and 21.5%, respectively, during the second quarter of fiscal 2019. This is compared to 92.2% and 38.7%, respectively, during the second quarter of fiscal 2018.

●

During the second quarter of fiscal 2019, our loss from insurance operations was reduced by gains on the sale of publicly held equity investments and unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. While these investments have produced gains in the second quarter of fiscal 2019, these investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

 Results of Billboard Operations

	For the Six Months Ended June 30, (unaudited)
	2019		2018
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$13,930,382	100.0%	$3,249,459	100.0%
Cost of Revenues
Ground rents	3,105,907	22.3%	850,747	26.2%
Utilities	544,400	3.9%	182,114	5.6%
Commissions paid	1,245,985	8.9%	300,082	9.2%
Other costs of revenues	579,995	4.2%	232,678	7.2%
Total cost of revenues	5,476,287	39.3%	1,565,621	48.2%
Gross margin	8,454,095	60.7%	1,683,838	51.8%
Other Operating Expenses
Employee costs	2,877,552	20.6%	1,089,026	33.5%
Professional fees	252,226	1.8%	123,347	3.8%
Depreciation	1,694,356	12.2%	626,027	19.3%
Amortization	5,103,863	36.6%	819,400	25.2%
General and administrative	1,596,139	11.5%	426,256	13.1%
Accretion	65,932	0.5%	5,995	0.2%
Loss on disposition of assets	25,533	0.2%	81,857	2.5%
Bad debt expense	152,970	1.1%	13,641	0.4%
Total expenses	11,768,571	84.5%	3,185,549	98.0%
Segment Loss from Operations	(3,314,476)	(23.8%)	(1,501,711)	(46.2%)
Interest income	71,087	0.5%	79	0.0%
Net Loss Attributable to Common Stockholders	$(3,243,389)	(23.3%)	$(1,501,632)	(46.2%)

Comparison of the First Half of Fiscal 2019 to the First Half of Fiscal 2018. In the first half of fiscal 2019, there was a 328.7% increase in net billboard revenues from the first half quarter of fiscal 2018, reflecting the acquisition of billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018, and improving rental and occupancy rates of our billboards. Other than amortization, bad debt and accretion expense, all other significant costs decreased as a percentage of segment operating revenues primarily due to increased net billboard revenues. Net loss from operations for this segment increased in total dollars but decreased as a percentage of revenues. The major factors affecting these results are as follows:

●

Amortization expense increased by $4,284,463 from the first half of fiscal 2018. The increase from 25.2% of total segment operating revenues in the first half of fiscal 2018 to 36.6% of total segment operating revenues in the first half of fiscal 2019 mainly reflects the Waitt, Key and Tammy Lynn transactions completed in the third quarter of fiscal 2018.

●

Depreciation expense increased by $1,068,329 from the first half of fiscal 2018. This increase was also primarily due to the acquisitions of billboard assets under the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

●

Increases in ground rents are due to the Waitt, Key and Tammy Lynn transactions. However, due to increased net billboard revenues, ground rents decreased as a percentage of total segment operating revenues from 26.2% in the first half of fiscal 2018 to 22.3% in the first half of fiscal 2019.

●

Increased commissions, which decreased from 9.2% of total segment operating revenues in the first half of fiscal 2018 to 8.9% of total segment operating revenues in the first half of fiscal 2019 and are associated with an increase in revenue driven both by acquisitions in the third quarter of fiscal 2018 and improved rental and occupancy rates.

●

Other increases in operating expenses, including increased employee costs and general and administrative expenses, mainly reflecting the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

Results of Insurance Operations

	For the Six Months Ended June 30, (unaudited)
	2019		2018
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$4,369,899	82.1%	$984,349	38.4%
Insurance commissions	758,103	14.3%	1,516,868	59.2%
Investment and other income	191,902	3.6%	62,027	2.4%
Total operating revenues	5,319,904	100.0%	2,563,244	100.0%
Cost of Revenues
Commissions paid	1,714,032	32.2%	422,928	16.5%
Premium taxes, fees, and assessments	220,101	4.2%	54,608	2.1%
Losses and loss adjustment expense	782,572	14.7%	-	-
Total cost of revenues	2,716,705	51.1%	477,536	18.6%
Gross margin	2,603,199	48.9%	2,085,708	81.4%
Other Operating Expenses
Employee costs	2,597,997	48.8%	2,386,194	93.1%
Professional fees	138,874	2.6%	352,398	13.7%
Depreciation	10,049	0.2%	9,380	0.4%
Amortization	601,261	11.3%	631,840	24.7%
Bad debt expense	685	0.0%	873	0.0%
General and administrative	1,310,711	24.7%	952,834	37.2%
Total expenses	4,659,577	87.6%	4,333,519	169.1%
Segment Loss from Operations	(2,056,378)	(38.7%)	(2,247,811)	(87.7%)
Interest income (expense)	68	0.0%	(1,560)	(0.1%)
Unrealized gain on securities	87,473	1.7%	-	-
Gain on sale of investments	420,568	7.9%	2,137	0.1%
Noncontrolling interest in subsidiary (income) loss	(6,466)	(0.1%)	44,800	1.8%
Net Loss Attributable to Common Stockholders	$(1,554,735)	(29.2%)	$(2,202,434)	(85.9%)

Comparison of the First Half of Fiscal 2019 to the First Half of Fiscal 2018. During the first half of fiscal 2019, total operating revenues increased by 107.5% as compared to the first half of fiscal 2018, primarily due to a 343.9% increase in premiums earned in the first half of fiscal 2019 as compared to the first half of fiscal 2018. In addition, during the first half of fiscal 2019, expenses grew at a slower rate than revenues, resulting in a reduced loss from insurance operations. The key factors affecting our insurance operations results during the first half of fiscal 2019 were as follows:

●

Increased premiums earned from our UCS insurance subsidiary in the first half of fiscal 2019, reflecting our ability to now sell surety insurance in all 50 states and the District of Columbia. During the first half of fiscal 2018, we were just beginning operations in a number of states and had not yet received approval from California and Oregon.

●	Our brokerage operations realized a decrease in insurance commissions from other insurance carriers as more premium was written internally through UCS.

●

The favorable impact of these additional revenues to UCS were partially offset by increased commissions paid, primarily due to increased revenues within UCS from third-party agents and through the sale of certain rental guarantee bonds which generally provide a higher commission structure.

●

Our losses and loss adjustment expense as a percentage of insurance revenues has increased in connection with our loss reserve estimates based on increased revenues within UCS and entering new geographic markets. In addition, we continued to expand our use of reinsurance arrangements.

●	We continued our efforts to improve operating results by expanding the technology infrastructure that is utilized by UCS and our brokerage operations.

●

Employee costs and general and administrative expenses decreased as a percentage of revenue to 48.8% and 24.7%, respectively during the first half of fiscal 2019. This is compared to 93.1% and 37.2%, respectively, during the first half of fiscal 2018.

●

During the first half of fiscal 2019, our loss from insurance operations was reduced by gains on the sale of publicly held equity investments and unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. While these investments have produced gains in the first half of fiscal 2019, these investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for the First Half of Fiscal 2019 compared to the First Half of Fiscal 2018

The table below summarizes our cash flows, in dollars, for the first half of fiscal 2019 and the first half of fiscal 2018:

	Six Months Ended June 30, 2019 (unaudited)	Six Months Ended June 30, 2018 (unaudited)
Net cash provided by (used in) operating activities	$2,895,881	$(2,471,594)
Net cash used in investing activities	(22,833,595)	(90,651,236)
Net cash provided by financing activities	14,156,342	174,565,089
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(5,781,372)	$81,442,259

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was cash inflow of $2,895,881 for the first half of fiscal 2019 compared to cash outflow of $2,471,594 for the first half of fiscal 2018. The increase in operating cash Inflow was primarily attributable to improved operation results (exclusive of amortization, depreciation, and accretion) in our billboard business following the acquisitions of Waitt, Key, and Tammy Lynn, and increased revenues in our UCS insurance operations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $22,833,595 for the first half of fiscal 2019 as compared with net cash used in investing activities of $90,651,236 for the first half of fiscal 2018. This increase in net cash used in investing activities is primarily attributable to our investment of a portion of the proceeds from the 2017 public offering, the 2018 private placement, and our “at the market” offering in treasury securities.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $14,156,342 in the first half of fiscal 2019 as compared to net cash provided by financing activities of $174,565,089 during the first half of fiscal 2018. Net cash provided by financing activities consisted of $14,606,857 in gross proceeds raised through our “at the market offering” in the first half of fiscal 2019, offset by offering costs of $450,515. During the first half of fiscal 2018, net cash provided by financing activities consisted of gross proceeds of approximately $150,000,000 raised through the sale of our Class A common stock in our 2018 private placement and gross proceeds of $26,087,283 raised through our “at the market” offering during the first half of fiscal 2018, offset by offering costs of $1,522,194 collectively.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At June 30, 2019, we had approximately $12 million in unrestricted cash and approximately $85 million in U.S. Treasury securities available for sale. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. Similar to our previous issuance in connection with the acquisition of Tammy Lynn, in the future we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

Since March 2018, we have utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and declared effective in February 2018.. The “at the market” offering is pursuant to a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered, that we entered into in the first quarter of fiscal 2018. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement is an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. As of June 30, 2019, we have sold through Cowen an aggregate of 1,789,226 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $41,852,539, of which 435,994 shares were sold during the second quarter of fiscal 2019, for net proceeds to us of $10,416,204 during the second quarter of fiscal 2019 after commissions and offering costs of $325,952. Subsequent to the second quarter of fiscal 2019 and through July 31, 2019, we have sold through Cowen an additional 334,751 shares of our Class A common stock under our “at the market” offering for gross proceeds of $7,791,434. As of July 31, 2019, there remains only $356,027 available for sale under this “at the market” offering arrangement.” We are currently exploring entering into a new arrangement for a new “at the market” offering through the sale of our Class A common stock. In order to provide us with the flexibility to seek to raise additional capital in amounts we deem appropriate and at price levels approved by us, with lower costs than a traditional underwritten public offering. We have no specific plans for the use of any proceeds from this new potential “at the market” offering of our Class A common stock. There can be no assurance that we will enter onto this potential new “at the market” offering or sell any of our Class A common stock if we elect to proceed with this potential offering.

We believe that our existing cash and short-term investments, generated by the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, additional funds that we may receive in the current and potential “at the market” offering, any funds we may receive by entering into a loan facility with any commercial lender, and that we may receive from cash flows from operations will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. At June 30, 2019, we had approximately $97 million available in unrestricted cash and U.S. Treasury securities. If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all.

In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings such as long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. We are currently negotiating the terms under which our billboard businesses may enter into a term loan and revolver loan credit facility for up to $40 million. The proposed credit facility would be secured by all of the assets of Link and its subsidiaries but would not be guaranteed by Boston Omaha Corporation. In addition to this potential credit facility, any other future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Any credit facility we may establish in the future could impose restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard and insurance industries. Specifically, any such restrictions may place limits on our ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our assets We anticipate that any future credit facility may require us to meet a fixed charge coverage ratio and other financial covenants. Our ability to comply with any future loan covenants may be affected by factors beyond our control and a breach of any loan covenants would likely result in an event of default under any such credit facility, which would permit the lenders to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitments to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

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

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2019, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 18, 2019. We believe that at June 30, 2019, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures are not effective due to material weaknesses in internal control over financial reporting as of June 30, 2019 for the reasons discussed below.

We acquired Waitt and Key in August 2018. The acquired businesses are included in our first quarter of fiscal 2019 consolidated financial statements. As of December 31, 2018, Waitt and Key constituted 26% and 12% of consolidated total assets, respectively, and 12% and 6% of consolidated net assets (excluding goodwill and intangibles acquired), respectively. Further, Waitt and Key respectively constituted 22% and 10% of consolidated revenues for the year ended December 31, 2018. Our management believes that Waitt and Key continued to constitute a material portion of our total assets, net assets and consolidated revenues for the six months ended June 30, 2019. As the acquisitions occurred in the third quarter of 2018, we excluded the acquisitions’ internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope for a certain period of time, if specified conditions are satisfied.

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

●	Continue expansion of qualified accounting personnel, including the hiring of a corporate controller and other accounting personnel over the past several months.

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

August 9, 2019

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

August 9, 2019

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

August 9, 2019