Form 10-Q
period 2019-09-30
BOSTON OMAHA Corp
filed 2019-11-12
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,323,772 shares of Class A common stock and 1,055,560 shares of Class B common stock as of November 11, 2019.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2019

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Nine Months Ended September 30, 2019 and 2018

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	September 30,	December 31,
	2019	2018

Current Assets:
Cash and cash equivalents	$9,622,876	$17,105,072
Restricted cash	405,335	1,038,767
Accounts receivable, net	5,377,949	4,464,444
Interest receivable	480,392	33,552
Short-term investments	6,371,919	6,251,064
Marketable equity securities	52,866,683	-
U. S. Treasury securities available for sale	75,095,227	86,845,386
Funds held as collateral assets	1,952,270	-
Prepaid expenses	1,488,461	2,823,654

Total Current Assets	153,661,112	118,561,939

Property and Equipment, net	36,737,197	41,702,155

Other Assets:
Goodwill	105,757,891	98,685,795
Intangible assets, net	33,096,780	37,032,534
Investments	43,325,220	32,381,686
Investments in unconsolidated affiliates	614,593	568,713
Funds held as collateral assets	-	973,674
Deferred policy acquisition costs	2,430,004	1,412,248
Right of use assets	50,251,439	-
Other	240,243	875,777

Total Other Assets	235,716,170	171,930,427

Total Assets	$426,114,479	$332,194,521

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2019	2018

Current Liabilities:
Accounts payable and accrued expenses	$4,880,530	$3,550,856
Short-term payables for business acquisitions	35,620	2,000,610
Lease liabilities	3,520,592	-
Funds held as collateral	1,952,270	973,674
Unearned premiums	8,664,521	4,935,310
Current maturities of long-term debt	287,139	-
Deferred revenue	1,317,493	975,690

Total Current Liabilities	20,658,165	12,436,140

Long-term Liabilities:
Asset retirement obligations	1,992,799	1,824,419
Lease liabilities	45,177,722	-
Long-term debt, less current maturities	17,772,861	-
Other long-term liabilities	398,750	1,316,000
Deferred tax liability	57,000	57,000

Total Liabilities	86,057,297	15,633,559

Redeemable Noncontrolling Interest	1,864,861	1,345,578

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 22,316,372 and 21,029,324 shares issued and outstanding, respectively	22,316	21,029
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	364,051,708	335,518,323
Accumulated deficit	(25,882,759)	(20,325,024)

Total Stockholders' Equity	338,192,321	315,215,384

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$426,114,479	$332,194,521

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues:
Billboard rentals, net	$7,182,884	$3,753,795	$21,113,266	$7,003,254
Premiums earned	3,065,490	814,944	7,435,389	1,799,293
Insurance commissions	442,824	793,934	1,200,927	2,310,802
Investment and other income	131,610	30,845	323,512	92,872

Total Revenues	10,822,808	5,393,518	30,073,094	11,206,221

Costs and Expenses:

Cost of billboard revenues (exclusive of depreciation and amortization)	2,857,680	1,432,787	8,333,967	2,998,408
Cost of insurance revenues (exclusive of depreciation and amortization)	2,025,320	646,231	4,742,025	1,123,767
Employee costs	3,109,483	2,029,254	8,953,935	5,735,278
Professional fees	944,862	955,042	3,005,543	2,375,417
General and administrative	1,445,859	1,121,930	4,933,960	2,822,145
Amortization	3,656,612	1,608,708	9,361,736	3,059,948
Depreciation	463,410	469,163	2,167,815	1,104,570
Loss on disposition of assets	2,760	-	28,293	81,857
Bad debt expense	72,767	32,023	226,422	46,538
Accretion	33,154	3,436	99,086	9,431

Total Costs and Expenses	14,611,907	8,298,574	41,852,782	19,357,359

Net Loss from Operations	(3,789,099)	(2,905,056)	(11,779,688)	(8,151,138)

Other Income (Expense):
Interest income	1,266,731	459,821	2,431,923	1,551,767
Dividend income	315,897	-	315,897	-
Equity in income of unconsolidated affiliates	159,564	117,395	323,333	502,486
Unrealized gain on securities	2,813,544	13,419	2,864,060	126,722
Gain on disposition of investments	7,565	389,947	432,409	335,214
Interest expense	(106,597)	-	(106,597)	(1,804)

Net Income (Loss) Before Income Taxes	667,605	(1,924,474)	(5,518,663)	(5,636,753)
Income tax (provision) benefit	-	-	-	-

Net Income (Loss)	667,605	(1,924,474)	(5,518,663)	(5,636,753)
Noncontrolling interest in subsidiary (income) loss	(32,606)	(6,567)	(39,072)	38,233

Net Income (Loss) Attributable to Common Stockholders	$634,999	$(1,931,041)	$(5,557,735)	$(5,598,520)

Basic and Diluted Net Income (Loss) per Share	$0.03	$(0.09)	$(0.25)	$(0.29)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,798,738	22,029,790	22,563,527	19,212,464

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning balance, December 31, 2017	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

Stock issued for cash	521,690	-	522	-	11,569,463	-	11,569,985

Stock issued to related parties for cash	3,300,000	-	3,300	-	76,886,700	-	76,890,000

Offering costs	-	-	-	-	(1,006,206)	-	(1,006,206)

Net loss attributable to common stockholders, March 31, 2018	-	-	-	-	-	(2,069,382)	(2,069,382)

Balance March 31, 2018	17,128,847	1,055,560	17,129	1,056	245,800,367	(13,280,469)	232,538,083

Stock issued for cash	628,159	-	628	-	14,516,670	-	14,517,298

Stock issued to related parties for cash	3,137,768	-	3,138	-	73,106,862	-	73,110,000

Offering costs	-	-	-	-	(515,988)	-	(515,988)

Net loss attributable to common stockholders, June 30, 2018	-	-	-	-	-	(1,598,097)	(1,598,097)

Balance June 30, 2018	20,894,774	1,055,560	20,895	1,056	332,907,911	(14,878,566)	318,051,296

Stock issued for cash	28,080	-	28	-	609,089	-	609,117

Stock issued for business acquisition	85,170	-	85	-	1,699,908	-	1,699,993

Offering costs	-	-	-	-	(33,106)	-	(33,106)

Net loss attributable to common stockholders, September 30, 2018	-	-	-	-	-	(1,931,041)	(1,931,041)

Balance, September 30, 2018	21,008,024	1,055,560	$21,008	$1,056	$335,183,802	$(16,809,607)	$318,396,259

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning balance, December 31, 2018	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

Stock issued for cash	154,003	-	154	-	3,864,547	-	3,864,701

Offering costs	-	-	-	-	(124,563)	-	(124,563)

Increase in redeemable noncontrolling interest	-	-	-	-	(136,483)	-	(136,483)

Net loss attributable to common stockholders, March 31, 2019	-	-	-	-	-	(4,078,386)	(4,078,386)

Balance March 31, 2019	21,183,327	1,055,560	21,183	1,056	339,121,824	(24,403,410)	314,740,653

Stock issued for cash	435,994	-	436	-	10,741,720	-	10,742,156

Offering costs	-	-	-	-	(325,952)	-	(325,952)

Increase in redeemable noncontrolling interest	-	-	-	-	(134,605)	-	(134,605)

Net loss attributable to common stockholders, June 30, 2019	-	-	-	-	-	(2,114,348)	(2,114,348)

Balance June 30, 2019	21,619,321	1,055,560	21,619	1,056	349,402,987	(26,517,758)	322,907,904

Stock issued for cash	662,378	-	662	-	14,622,003	-	14,622,665

Stock issued for business acquisition	34,673	-	35	-	710,068	-	710,103

Offering costs	-	-	-	-	(474,227)	-	(474,227)

Increase in redeemable noncontrolling interest	-	-	-	-	(209,123)	-	(209,123)

Net income attributable to common stockholders, September 30, 2019	-	-	-	-	-	634,999	634,999

Balance September 30, 2019	22,316,372	1,055,560	$22,316	$1,056	$364,051,708	$(25,882,759)	$338,192,321

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(5,518,663)	$(5,636,753)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of right of use assets	2,674,760	-
Depreciation, amortization, and accretion	11,628,637	4,173,949
Loss on disposition of assets	28,293	81,857
Bad debt expense	226,422	46,538
Equity in earnings of unconsolidated affiliates	(323,333)	(502,486)
Unrealized gain on securities	(2,864,060)	(126,722)
(Gain) loss on disposition of investments	(432,409)	(335,214)
Changes in operating assets and liabilities:
Accounts receivable	(1,139,927)	(1,696,841)
Interest receivable	(446,840)	(276,208)
Prepaid expenses	(957,151)	(607,228)
Distributions from unconsolidated affiliates	503,431	668,788
Deferred policy acquisition costs	(1,017,756)	(723,685)
Other assets	34,989	(16,930)
Accounts payable and accrued expenses	1,217,448	287,666
Lease liabilities	(2,649,400)	-
Unearned premiums	3,729,211	2,634,005
Deferred revenue	341,803	276,726

Net Cash Provided by (Used in) Operating Activities	5,035,455	(1,752,538)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(1,964,990)	(427,500)
Proceeds from disposition of assets	38,729	30,000
Business acquisitions, net of cash acquired	(6,516,751)	(135,023,950)
Purchase of preferred units	(12,000,000)	-
Acquisition of investment in unconsolidated affiliate	(225,978)	(40,399)
Loan to investee	-	(2,116,972)
Proceeds from loan to investee	-	2,116,972
Purchases of equipment and related assets	(2,226,229)	(2,676,175)
Proceeds from sales of investments	876,095,912	644,043,048
Purchase of investments	(912,716,556)	(680,934,857)

Net Cash Used in Investing Activities	(59,515,863)	(175,029,833)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Financing Activities:
Proceeds from long-term debt	18,060,000	-
Proceeds from issuance of stock	$29,229,522	$26,696,400
Proceeds from issuance of stock to related parties	-	150,000,000
Offering costs	(924,742)	(1,555,300)

Net Cash Provided by Financing Activities	46,364,780	175,141,100

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(8,115,628)	(1,641,271)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	18,143,839	7,230,570

Cash, Cash Equivalents, and Restricted Cash, End of Period	$10,028,211	$5,589,299

Interest Paid in Cash	$106,597	$1,804

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Nine Months Ended
	September 30,
	2019	2018

Asset retirement obligations	$69,294	$179,916

Payable as consideration for business acquisition	398,750	2,229,467

Class A common stock issued for business acquisition	710,103	1,699,993

Note receivable exchanged for preferred stock	-	104,019

Increase in redeemable noncontrolling interest	480,211	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

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

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015, 2016, 2017, 2018, and through September 30, 2019, we completed fifteen additional acquisitions of outdoor advertising businesses.

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

For the Nine Months Ended September 30, 2019 and 2018

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

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the operating leases generally range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized for the nine months ended September 30, 2019 and 2018 was $1,015,392 and $301,627, respectively.

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

For the Nine Months Ended September 30, 2019 and 2018

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

We adopted Topic 842 effective January 1, 2019, using the modified retrospective transition approach. Additionally, we adopted the package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We also adopted the use of hindsight and the practical expedient pertaining to land easements. The most significant effects of Topic 842 were the recognition of $49,066,289 of operating lease assets and liabilities and the de-recognition of $811,709 of favorable lease assets, $1,945,820 of prepaid land lease assets and $1,316,000 of accrued rent liabilities. We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. In the adoption of Topic 842, we carried forward the assessment from Topic 840 of whether our contracts contain or are leases, the classification of our leases, and remaining lease terms. We do not have any finance leases. The standard does not have a significant effect on our consolidated results of operations or cash flows. Note 13 contains further details.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	September 30,	December 31,
	2019	2018

Insurance premium escrow	$405,335	$1,038,767

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	September 30,	September 30,
	2019	2018

Cash and cash equivalents	$9,622,876	$4,817,750
Restricted cash	405,335	771,549

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$10,028,211	$5,589,299

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2019	2018

Trade accounts	$3,490,653	$3,621,695
Premiums	2,015,306	890,974
Anticipated salvage and subrogation	-	2,340
Allowance for doubtful accounts	(128,010)	(50,565)

Total Accounts Receivable, net	$5,377,949	$4,464,444

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2019	2018

Structures, displays, and equipment	$40,506,324	$44,025,894
Vehicles and equipment	1,156,627	642,081
Office furniture and equipment	984,317	973,431
Accumulated depreciation	(5,910,071)	(3,939,251)

Total Property and Equipment, net	$36,737,197	$41,702,155

Depreciation expenses for the nine months ended September 30, 2019 and 2018 was $2,167,815 and $1,104,570, respectively. For the nine months ended September 30, 2019 and 2018, we realized losses on the disposition of assets in the amount of $28,293 and $81,857, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2019 Acquisitions

On August 30, 2019, our subsidiary, LMSE, acquired from Image Outdoor Advertising, LLC, which we refer to as “Image”, 61 billboard structures and related assets located in West Virginia. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price consisted of $6,915,501 in cash, net of adjustments, and 34,673 shares of our Class A common stock and includes $398,750 that was held back by LMSE and will be disbursed, subject to any claims for indemnification, over an 18 month period. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Southeastern United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for structures and permits.  Our preliminary purchase price allocation related to Image includes property, plant and equipment, intangibles and goodwill of $1,565,065, $3,145,000 and $3,045,538, respectively, as well as other net liabilities of $129,999.

2018 Acquisitions

During the year ended December 31, 2018, we completed three acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisitions

Tammy Lynn Outdoor, LLC

On July 31, 2018, our subsidiary, LMSE, acquired from Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” billboard structures and related assets primarily located in West Virginia with additional acquired assets located in Virginia. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price consisted of $14,763,261 in cash, net of adjustments, and 85,170 shares of our Class A common stock. There were no adjustments made to the purchase price allocation recorded as of December 31, 2018.  Finite-lived intangible assets consist of customer relationships, permits, favorable leases, and a five year noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

For the three and nine month periods ended September 30, 2018, revenues and earnings recognized from the date of acquisition in our consolidated statement of operations were $340,006 and ($54,969), respectively. Acquisition costs of $113,679 were expensed in professional fees during the same period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

Key Outdoor, Inc.

On August 22, 2018, our subsidiary, LMM acquired from Key Outdoor, Inc., which we refer to as “Key,” over 700 billboard structures and related assets. The billboards and related assets are located in Illinois, Iowa and Missouri.

The purchase price for the acquired assets was $38,000,000, subject to certain post-closing adjustments, which totaled $233,894. A portion of the purchase price equal to $1,900,000 was held back by LMM to be disbursed, subject to any claims for indemnification, over a 12 month period. Another $329,467 was held back as required consent holdback. Both holdbacks, net of 2018 payments, are included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of December 31, 2018. Each of Key and Angela K. Dahl and Robert A. Dahl, Key's principals, entered into five year noncompetition and nonsolicitation agreements in connection with the acquisition. Total cash paid at closing was $36,004,427. During the nine months ended  September 30, 2019, we made payments of $1,964,990 on the short-term payable for business acquisitions.

During the third quarter of 2019, we completed our review of customer relationships, structures, permits, and lease contracts which allowed us to finalize the preliminary purchase price allocation. Finite-lived intangible assets consist of customer relationships, permits, and five year noncompetition and nonsolicitation agreements. We amortize the noncompetition and nonsolicitation agreements according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

The final purchase price allocation, including current measurement-period adjustments, was recorded as follows:

		Key
	Sep. 30, 2019	Adjustments	Dec. 31, 2018
Assets Acquired
Property and Equipment:
Structures and displays	$6,927,808	$(2,676,030)	$9,603,838

Intangible Assets:
Customer relationships	8,627,000	935,000	7,692,000
Permits, licenses, and lease acquisition costs	1,167,000	(17,000)	1,184,000
Easements	-	-	-
Favorable leases	-	-	-
Noncompetition and non-solicitation agreements	100,000	-	100,000
Goodwill	21,257,030	1,758,030	19,499,000

Total Intangible Assets	31,151,030	2,676,030	28,475,000

Other Assets:
Accounts receivable	-	-	-
Prepaid expenses	233,894	-	233,894

Total Other Assets	233,894	-	233,894

Total Assets Acquired	38,312,732	-	38,312,732

Liabilities Assumed
Accounts payable and accrued expenses	-	-	-
Asset retirement obligations	(78,838)	-	(78,838)
Other long-term liabilities	-	-	-

Total Liabilities Assumed	(78,838)	-	(78,838)

Total	$38,233,894	$-	$38,233,894

Amortization expense for the three and nine month periods ended September 30, 2019, is increased by $335,797 to reflect the effect on earnings as a result of the above adjustments to the provisional amounts recognized.  Depreciation expense for the same periods is decreased by $193,269 as a result of the adjustments.

For the three and nine month periods ended September 30, 2018, revenues and earnings recognized from the date of acquisition in our consolidated statement of operations were $555,992 and ($6,756), respectively. Acquisition costs of $121,469 were expensed in professional fees during the same period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

Waitt Outdoor, LLC

On August 31, 2018, our subsidiary, LMO acquired from Waitt Outdoor, LLC, which we refer to as “Waitt,” over 1,600 billboard structures and related assets. The billboards and related assets are located in Kansas, Illinois, Iowa, Missouri and Nebraska.

The purchase price for the acquired assets was $82,000,000, subject to certain post-closing adjustments, which totaled $2,031,262, resulting in a total purchase price of $84,031,262. Cash paid at closing was $84,031,262 of which $4,102,500 was initially held in escrow, subject to any claims for indemnification, and subsequently released to Waitt during the third quarter of 2019. Waitt, WaittCorp Investments, LLC, and Mr. Michael J. Delich, the principal of Waitt, have also entered into five year noncompetition and nonsolicitation agreements in connection with the acquisition.

During the third quarter of 2019, we completed our review of customer relationships, structures, permits, easements and lease contracts which allowed us to finalize the preliminary purchase price allocation. Finite-lived intangible assets consist of customer relationships, permits, and noncompetition and nonsolicitation agreements. We amortize the noncompetition and nonsolicitation agreements according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information. We also acquired several easements. The easements are permanent easements which grant us the right to use real property not owned by us. Since the easements are perpetual, they are not amortized.

The final purchase price allocation, including current measurement-period adjustments, was recorded as follows:

		Waitt
	Sep. 30, 2019	Adjustments	Dec. 31, 2018
Assets Acquired
Property and Equipment:
Structures and displays	$16,220,375	$(3,503,529)	$19,723,904

Intangible Assets:
Customer relationships	13,984,000	1,288,000	12,696,000
Permits, licenses, and lease acquisition costs	5,288,000	(53,000)	5,341,000
Easements	454,563	-	454,563
Favorable leases	-	-	-
Noncompetition and non-solicitation agreements	219,000	-	219,000
Goodwill	48,650,475	2,268,529	46,381,946

Total Intangible Assets	68,596,038	3,503,529	65,092,509

Other Assets:
Accounts receivable	1,239,457	-	1,239,457
Prepaid expenses	1,551,084	-	1,551,084

Total Other Assets	2,790,541	-	2,790,541

Total Assets Acquired	87,606,954	-	87,606,954

Liabilities Assumed
Accounts payable and accrued expenses	(761,779)	-	(761,779)
Asset retirement obligations	(1,497,913)	-	(1,497,913)
Other long-term liabilities	(1,316,000)	-	(1,316,000)

Total Liabilities Assumed	(3,575,692)	-	(3,575,692)

Total	$84,031,262	$-	$84,031,262

Amortization expense for the three and nine month periods ended September 30, 2019, is increased by $459,369 to reflect the effect on earnings as a result of the above adjustments to the provisional amounts recognized.  Depreciation expense for the same periods is decreased by $253,033 as a result of the adjustments.

For the three and nine month periods ended September 30, 2018, revenues and earnings recognized from the date of acquisition in our consolidated statement of operations were $1,117,509 and $32,312, respectively. Acquisition costs of $140,165 were expensed in professional fees during the same period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$11,037,522	$8,699,175	$30,931,950	$25,705,507

Net Income (Loss) Attributable to Common Stockholders	$487,184	$(3,399,022)	$(6,148,998)	$(10,045,212)

Basic and Diluted Income (Loss) per Share	$0.02	$(0.15)	$(0.27)	$(0.52)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,833,411	22,094,087	22,594,263	19,313,588

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of Tammy Lynn and Image.

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$37,534,900	$(16,870,061)	$20,664,839	$32,638,900	$(8,326,564)	$24,312,336
Permits, licenses, and lease acquisition costs	10,216,521	(1,207,276)	9,009,245	9,599,621	(559,285)	9,040,336
Site location	849,347	(122,567)	726,780	849,347	(80,216)	769,131
Noncompetition agreements	626,000	(237,862)	388,138	614,000	(145,517)	468,483
Trade names and trademarks	722,200	(250,917)	471,283	722,200	(195,417)	526,783
Technology	138,000	(138,000)	-	138,000	(122,657)	15,343
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Favorable leases	-	-	-	847,000	(35,291)	811,709
Easements	1,836,495	-	1,836,495	1,088,413	-	1,088,413

Total	$51,951,463	$(18,854,683)	$33,096,780	$46,525,481	$(9,492,947)	$37,032,534

During the nine months ended September 30, 2019, $623,050 of easements were reclassified from other assets to intangible assets within the consolidated balance sheet.

	September 30,
	2020	2021	2022	2023	2024	Thereafter	Total

Customer relationships	$10,065,957	$8,951,436	$1,647,446	$-	$-	$-	$20,664,839
Permits, licenses, and lease acquisition costs	936,232	936,232	936,232	936,232	936,232	4,328,085	9,009,245
Site location	56,623	56,623	56,623	56,623	56,623	443,665	726,780
Noncompetition agreements	121,145	104,950	95,200	64,851	1,992	-	388,138
Trade names and trademarks	65,658	64,900	64,900	64,900	64,900	146,025	471,283

Total	$11,245,615	$10,114,141	$2,800,401	$1,122,606	$1,059,747	$4,917,775	$31,260,285

Amortization expense for the nine months ended September 30, 2019 and 2018 was $9,361,736 and $3,059,948, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 7.     INTANGIBLE ASSETS (Continued)

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	20
Permits, licenses, and lease acquisition costs	116
Site location	154
Noncompetition agreements	37
Trade names and trademarks	56

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and a corporate bond and are primarily held by UCS .  All short-term investments are classified as held to maturity and mature in less than twelve months. The certificates of deposit are carried at cost. For the nine months ended September 30, 2019, gains on redemptions of U.S. Treasury notes held to maturity were $1,935.

	September 30,	December 31,
	2019	2018

Certificates of deposit	$1,158,928	$1,378,666
U.S. Treasury notes and corporate bond	5,212,991	4,872,398

Total	$6,371,919	$6,251,064

Marketable Equity Securities

During the nine months ended September 30, 2019, we began investing in marketable equity securities. Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha.

Marketable equity securities as of September 30, 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, September 30, 2019	$49,941,567	$2,925,116	$52,866,683

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

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

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury notes, September 30, 2019	$75,156,283	$(61,056)	$75,095,227

U.S. Treasury notes, December 31, 2018	$86,728,590	$116,796	$86,845,386

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

Long-term investments consist of the following:

	September 30,	December 31,
	2019	2018

U.S. Treasury securities, held to maturity	$1,474,937	$2,902,004
Certificates of deposit	687,779	317,178
Preferred stock	104,019	104,019
Non-voting preferred units of Dream Finders Holdings, LLC	12,000,000	-
Non-voting common units of Dream Finders Holdings, LLC	10,000,000	10,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$43,325,220	$32,381,686

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

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

We reviewed our investments as of September 30, 2019 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate, real estate services, and asset management. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $614,593 on September 30, 2019, are managed by a member of our board of directors.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets:

	September 30,	December 31,
	2019	2018

Beginning of period	$568,713	$952,128
Additional investment in unconsolidated affiliate	225,978	40,399
Distributions received	(503,431)	(816,201)
Loss on investment in affiliate	-	(107,630)
Equity in income of unconsolidated affiliates	323,333	500,017

End of period	$614,593	$568,713

The loss on investment in affiliate is related to the wind-down of TAG SW 1, LLC, which occurred during 2018.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 9.     FAIR VALUE

At September 30, 2019 and December 31, 2018, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable equity securities, certain investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. As our long-term debt was issued during the third quarter of 2019, its carrying value is considered to approximate fair value. If our debt was measured at fair value within our Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy.

Marketable equity securities and U.S. Treasury securities available for sale are reported at fair values. Fair values for equity investments in private companies are not readily available, but are estimated to approximate fair value. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Trading Gaines	Current Period
	September 30, 2019	Assets	and Losses	Earnings (Loss)

Marketable equity securities	$52,866,683	$52,866,683	$415,572	$2,925,116

Securities available for sale	75,095,227	75,095,227	14,902	(61,056)

			$430,474	$2,864,060

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2018	$1,824,419
Additions	69,294
Accretion expense	99,086
Liabilities settled	-

Balance, September 30, 2019	$1,992,799

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

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

Also in February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective by the SEC on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through August 20, 2019, we sold through Cowen an aggregate of 2,141,452 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $49,999,625. For the period from January 1, through August 20, 2019, we sold through Cowen 942,223 shares of our Class A common stock under this at-the-market offering, resulting in gross proceeds to us of $22,753,943 and net proceeds of $22,059,015 after offering costs of $694,928.

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through September 30, 2019, we sold through Cowen 310,152 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $6,475,579 and net proceeds of $6,245,765, after offering costs of $229,814.

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

As of September 30, 2019 there were 105,556 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. On August 3, 2018, Boulderado Partners, LLC distributed 784 warrants for our Class B common stock, which converted to Class A common stock warrants upon distribution, in connection with a distribution in-kind to one of its withdrawing members. A summary of warrant activity for the nine months ended September 30, 2019 is presented in the following table.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 11.     CAPITAL STOCK (Continued)

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2018	105,556	$9.95	6.50	$1,419,728

Issued	-
Exercised	-
Expired	-

Outstanding as of September 30, 2019	105,556	$9.95	5.75	$1,042,893

NOTE 12.    LONG-TERM DEBT

On August 12, 2019, Link Media Holdings, Inc., (“Link”), a wholly owned subsidiary of Boston Omaha Corporation (“BOC”), which owns and operates BOC’s billboard businesses, entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link may borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses.

Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to either a 15-year or 25-year amortization schedule at Link’s option. For Term Loan 1, these payments are due commencing on the earlier of July 1, 2020 or the first day of the first calendar month following any draw down under Term Loan 2. For Term Loan 2, these principal payments are due commencing on the last day of the month following the closing of Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 has a fixed interest rate of 4.25% per annum with interest only payments due through July 1, 2020. Term Loan 2 has a loan availability in an amount not to exceed three times 2019 reported EBITDA reduced by the loan principal under Term Loan 1 and must be drawn before June 30, 2020. If utilized, Term Loan 2 will have a fixed rate of interest determined using the seven-year Treasury rate plus 195 basis points subject to a floor of 4.20% per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability, provided that the outstanding principal balance of Term Loan 1, Term Loan 2 and this revolving line of credit may not exceed $40,000,000. Interest payments are based on the 30 day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021.

Long-term debt included within our consolidated balance sheet as of September 30, 2019 consists of Term Loan 1 borrowings of $18,060,000, of which $287,139 is classified as current.  There were no amounts outstanding related to the revolving line of credit and Term Loan 2 as of September 30, 2019.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ending December 31, 2019 of greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2020 of greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, with testing to commence as of December 31, 2019 based on the December 31, 2019 audited financial statements.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.

NOTE 13.     LEASES

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

For the Nine Months Ended September 30, 2019 and 2018

NOTE 13.     LEASES (Continued)

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

Operating Lease Cost

Operating lease cost for the three and nine months ended September 30, 2019 are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019	Statement of Operations Classification

Lease cost	$1,490,895	$4,432,628	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	141,160	730,838	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,632,055	$5,163,466

Supplemental cash flow information related to operating leases was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2019

Cash payments for operating leases	$1,471,879	$4,407,269
New operating lease assets obtained in exchange for operating lease liabilities	$-	$1,437,622

Operating Lease Assets and Liabilities

	September 30, 2019	Balance Sheet Classification

Lease assets	$50,251,439	Other Assets: Right of use assets

Current lease liabilities	$3,520,592	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	45,177,722	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$48,698,314

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 13.      LEASES (Continued)

Maturity of Operating Lease Liabilities

September 30, 2019

2019	$3,999,277
2020	5,629,006
2021	5,484,871
2022	5,200,771
2023	4,827,537
Thereafter	51,481,081

Total lease payments	76,622,543
Less imputed interest	(27,924,229)

Present Value of Lease Liabilities	$48,698,314

As of September 30, 2019, our operating leases have a weighted-average remaining lease term of 16.98 years and a weighted-average discount rate of 4.88%.

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

For the Nine Months Ended September 30, 2019 and 2018

NOTE 14.     INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia, and Wisconsin.

				Total
Three Months Ended September 30, 2019	GIG	LMH	Unallocated	Consolidated

Revenue	$3,639,924	$7,182,884	$-	$10,822,808
Segment gross profit	1,614,604	4,325,204	-	5,939,808
Segment loss from operations	(595,974)	(2,278,483)	(914,642)	(3,789,099)
Capital expenditures	5,943	8,410,950	-	8,416,893
Depreciation and amortization	285,625	3,834,397	-	4,120,022

				Total
Three Months Ended September 30, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$1,639,723	$3,753,795	$-	$5,393,518
Segment gross profit	993,492	2,321,008	-	3,314,500
Segment loss from operations	(1,160,447)	(971,222)	(773,387)	(2,905,056)
Capital expenditures	5,511	139,855,054	-	139,860,565
Depreciation and amortization	313,931	1,763,940	-	2,077,871

				Total
Nine Months Ended September 30, 2019	GIG	LMH	Unallocated	Consolidated

Revenue	$8,959,828	$21,113,266	$-	$30,073,094
Segment gross profit	4,217,803	12,779,299	-	16,997,102
Segment loss from operations	(2,652,352)	(5,592,959)	(3,534,377)	(11,779,688)
Capital expenditures	43,704	9,808,129	-	9,851,833
Depreciation and amortization	896,935	10,632,616	-	11,529,551

				Total
Nine Months Ended September 30, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$4,202,967	$7,003,254	$-	$11,206,221
Segment gross profit	3,079,200	4,004,846	-	7,084,046
Segment loss from operations	(3,408,258)	(2,472,933)	(2,269,947)	(8,151,138)
Capital expenditures	15,542	141,614,043	-	141,629,585
Depreciation and amortization	955,151	3,209,367	-	4,164,518

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

NOTE 14.     INDUSTRY SEGMENTS (Continued)

				Total
As of September 30, 2019	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$2,113,990	$3,263,959	$-	$5,377,949
Goodwill	8,719,294	97,038,597	-	105,757,891
Total assets	43,495,078	220,957,167	161,662,234	426,114,479

				Total
As of December 31, 2018	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,075,399	$3,389,045	$-	$4,464,444
Goodwill	8,719,294	89,966,501	-	98,685,795
Total assets	36,396,939	175,082,989	120,714,593	332,194,521

NOTE 15.     CUSTODIAL RISK

As of September 30, 2019, we had approximately $6,600,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 16.     SUBSEQUENT EVENTS

Subsequent to September 30, 2019 through October 25, 2019, we sold through Cowen an additional 7,400 shares of our Class A common stock, under the “at the market” Sales Agreement, resulting in net proceeds to us of $144,707 (See Note 11).

On October 1, 2019, our subsidiary, LMO, acquired certain billboard assets in Missouri from Alpha Displays, Inc. The purchase price for the acquired assets was $1,337,685 and includes $380,547 that was held back by LMO and will be disbursed, subject to any claims for indemnification, over an 18 month period. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Midwestern United States.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2018, in exhibit 99.1 to our form 8-k as filed with the SECURITIES AND EXCHANGE commission on august 13, 2019 and in item 1A in part ii of this form 10-q. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2019 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Overview

We are currently engaged in outdoor billboard advertising and surety insurance and related brokerage businesses. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a homebuilding company with operations located primarily in the Southeast United States.

Billboards: We commenced our billboard business operations in June 2015 through acquisitions by our wholly-owned subsidiary Link Media Holdings, LLC, which we refer to as “Link”, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interests or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. These transactions include our acquisition on July 31, 2018 of Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” for cash and stock consideration, our acquisition on August 22, 2018 of substantially all of the assets of Key Outdoor, Inc., which we refer to as “Key,” for approximately $38 million, and our acquisition on August 31, 2018 of Waitt Outdoor, LLC, which we refer to as “Waitt,” for approximately $84 million. We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of November 1, 2019, we operate approximately 3,000 billboards with approximately 5,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Investments:

●

We have made a series of investments in a commercial real estate management, brokerage and related services business as well as an asset management business commencing in September 2015. We currently own 30% of Logic Real Estate Companies LLC, which we refer to as “Logic,” and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following is a comparison of our results of operations for the three months ended September 30, 2019, which we refer to as the “third quarter of fiscal 2019,” compared to the three months ended September 30, 2018, which we refer to as the “third quarter of fiscal 2018.” Our results for the third quarter of fiscal 2019 include the operating results of certain billboard operations which were acquired during the third quarter of fiscal 2018. Therefore, comparisons of our results for the third quarter of fiscal 2019 to the third quarter of fiscal 2018 may not be meaningful.

Revenues. For the third quarter of fiscal 2019 and the third quarter of fiscal 2018, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2019		2018		2019 vs 2018
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$ 7,182,884	66.4%	$ 3,753,795	69.6%	$ 3,429,089
Premiums earned	3,065,490	28.3%	814,944	15.1%	2,250,546
Insurance commissions	442,824	4.1%	793,934	14.7%	(351,110)
Investment and other income	131,610	1.2%	30,845	0.6%	100,765
Total Revenues	$ 10,822,808	100.0%	$ 5,393,518	100.0%	$ 5,429,290

We realized total revenues of $10,822,808 during the third quarter of fiscal 2019, an increase of 100.7% as compared to revenues of $5,393,518 during the third quarter of fiscal 2018. Total revenues were largely driven by increases in our net billboard rentals, which reflects the billboard acquisitions completed in the third quarter of fiscal 2018. The increase in revenues was also due to increased written premiums reflecting our approval to issue surety bonds in California in the third quarter of fiscal 2018, growth within our rental guarantee bond program, and improved marketing efforts in our insurance business. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals in the third quarter of fiscal 2019 increased $3,429,089, or 91.3% from the third quarter of fiscal 2018, primarily due to the Waitt, Key and Tammy Lynn acquisitions in July 2018 and August 2018 as well as continued improvement in rental and occupancy rates on our existing billboards.

●

Premiums earned from our UCS insurance subsidiary in the third quarter of fiscal 2019 increased 276.2% from the third quarter of fiscal 2018. The increase in premiums earned is primarily due to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia, growth within our rental guarantee bond program, and our agents being able to place more surety bond business through UCS.

●

Revenues from insurance commissions generated by our surety brokerage operations decreased by 44.2%, primarily because our agents are able to place more surety bond business through UCS rather than through other carriers now that UCS is licensed in all 50 states and the District of Columbia.

●	Investment and other income at UCS increased 326.7% to $131,610 in the third quarter of fiscal 2019 from $30,845 in the third quarter of fiscal 2018.

Expenses. For the third quarter of fiscal 2019 and the third quarter of fiscal 2018, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2019		2018		2019 vs 2018
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$ 2,857,680	26.4%	$ 1,432,787	26.6%	$ 1,424,893
Cost of insurance revenues	2,025,320	18.7%	646,231	12.0%	1,379,089
Employee costs	3,109,483	28.7%	2,029,254	37.6%	1,080,229
Professional fees	944,862	8.7%	955,042	17.7%	(10,180)
Depreciation	463,410	4.3%	469,163	8.7%	(5,753)
Amortization	3,656,612	33.8%	1,608,708	29.8%	2,047,904
General and administrative	1,445,859	13.4%	1,121,930	20.8%	323,929
Loss on disposition of assets	2,760	0.0%	-	0.0%	2,760
Accretion	33,154	0.3%	3,436	0.1%	29,718
Bad debt expense	72,767	0.7%	32,023	0.6%	40,744
Total Costs and Expenses	$ 14,611,907	135.0%	$ 8,298,574	153.9%	$ 6,313,333

During the third quarter of fiscal 2019, we had total costs and expenses of $14,611,907, as compared to total costs and expenses of $8,298,574 in the third quarter of fiscal 2018. Total costs and expenses as a percentage of total revenues decreased from 153.9% in the third quarter of fiscal 2018 to 135.0% in the third quarter of fiscal 2019, a decrease of 18.9%, which reflects our increase in total revenues, primarily attributable to the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 and increased revenues from our insurance operations. Many of our most significant increases in costs reflect these three acquisitions, including amortization of intangible assets associated with these acquisitions and cost of billboard revenues, as well as costs to meet future anticipated demand in our operations. In the third quarter of fiscal 2019, employee costs, professional fees, depreciation and general and administrative expenses decreased as a percentage of total revenues as compared to the third quarter of fiscal 2018. Cost of billboard revenues decreased slightly and cost of insurance revenues and amortization expense increased as a percentage of total revenues in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018, due primarily to the three billboard acquisitions completed in the third quarter of fiscal 2018 and increased gross written premium by UCS. Accretion and bad debt expense remained relatively constant as a percentage of total revenues.

●

Cost of billboard revenues in the third quarter of fiscal 2019 increased by $1,424,893, a 99.4% increase from the third quarter of fiscal 2018. The increase in expenses is primarily due to the Waitt, Key and Tammy Lynn transactions, which significantly increased our number of billboards and accordingly increased the costs associated with operating this increased inventory, including increased land expense and increased commissions paid reflecting the greater sales volume.

●

Cost of insurance revenues includes commissions paid, premium taxes, fees and assessments, and losses and loss adjustment expense. Due to increased gross written premium now that UCS is licensed in all 50 states and the District of Columbia, the cost of insurance revenues increased $1,379,089, or 213.4% from the third quarter of fiscal 2018 to the third quarter of fiscal 2019.

●

During the third quarter of fiscal 2019, total employee costs increased $1,080,229 from the third quarter of fiscal 2018. However, employee costs as a percentage of revenues decreased to 28.7% in the third quarter of fiscal 2019 from 37.6% in the third quarter of fiscal 2018. This decrease in employee costs as a percentage of revenues was primarily due to significantly higher revenues, partially offset by increased staffing levels in our billboard and insurance operations. Most of the increase in staffing costs reflects increased headcount as a result of the acquisitions and increased staffing to meet future anticipated demand for our products and services.

●

Non-cash expenses in the third quarter of fiscal 2019 included $3,656,612 in amortization expense, $463,410 in depreciation expense, and $33,154 in accretion expense. Amortization expense increased by 127.3% and depreciation expense decreased by 1.2% from the third quarter of fiscal 2018 to the third quarter of fiscal 2019. These changes are primarily associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 as well as the finalization of the Key and Waitt purchase price allocations in the third quarter of 2019. Amortization was our largest expense in the third quarter of fiscal 2019, increasing $2,047,904 in the third quarter of fiscal 2019 from the third quarter of fiscal 2018. Accretion expense in connection with asset retirement obligations for certain billboard assets increased to $33,154 in the third quarter of  fiscal 2019 primarily due to the Waitt, Key and Tammy Lynn transactions.

●

General and administrative expenses increased from $1,121,930 in the third quarter of fiscal 2018 to $1,445,859 in the third quarter of fiscal 2019, an increase of 28.9%. The increase was due primarily to increased staffing and systems implementations from the three significant billboard acquisitions in the third quarter of fiscal 2018. As a percentage of total revenues, general and administrative expenses decreased from 20.8% in the third quarter of fiscal 2018 to 13.4% in the third quarter of fiscal 2019.

●	Professional fees in the third quarter of fiscal 2019 were $944,862, or 8.7% of total revenues, as compared to $955,042, or 17.7% of total revenues, in the third quarter of fiscal 2018.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2019 was $3,789,099, or 35.0% of total revenues, as compared to a net loss from operations of $2,905,056, or 53.9% of total revenues, in the third quarter of fiscal 2018. The increase in net loss from operations in dollars was primarily due to the increase in amortization expense associated with the billboard acquisitions completed in the third quarter of fiscal 2018 as well as increased cost of insurance revenues. However, net loss from operations decreased as a percentage of total revenues during the third quarter of fiscal 2019 primarily due to a decrease in employee costs, general and administrative expenses and professional fees as a percentage of total revenues as revenues from the Waitt, Key and Tammy Lynn transactions and from our UCS surety bond business grew at a faster rate than these expenses. Our net loss from operations of $3,789,099 in the third quarter of fiscal 2019 included $4,153,176 from non-cash amortization, depreciation and accretion expenses.

Other Income (Expense).  During the third quarter of fiscal 2019, we had net other income of $4,456,704. Net other income included $2,813,544 from unrealized gains on large publicly traded equity securities mainly held by Boston Omaha, $315,897 in dividend income from equity securities held by Boston Omaha, $159,564 in equity in income of unconsolidated affiliates, $7,565 in realized gains on disposition of investments, and interest income of $1,266,731, primarily derived from our investments in short-term treasury securities as well as our DFH preferred units, which was partially offset by interest expense of $106,597 incurred under Link's term loan which commenced in August 2019. During the third quarter of fiscal 2018, we had net other income of $980,582, which included $117,395 in equity in income of unconsolidated affiliates, $13,419 from unrealized gain on securities, $389,947 in realized gains on disposition of investments, and interest income of $459,821.

Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $634,999 in the third quarter of fiscal 2019, as contrasted to a net loss attributable to common stockholders of $1,931,041 in the third quarter of fiscal 2018. Our income on a per share basis in the third quarter of fiscal 2019 was $0.03, based on 22,798,738 weighted average shares outstanding, as compared to a per share loss of $0.09, based on 22,029,790 weighted average shares outstanding in the third quarter of fiscal 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following is a comparison of our results of operations for the nine months ended September 30, 2019, which we refer to as the “first nine months of fiscal 2019,” compared to the nine months ended September 30, 2018, which we refer to as the “first nine months of fiscal 2018.” Our results for the first nine months of fiscal 2019 include the operating results of certain billboard operations which were acquired during the third quarter of fiscal 2018. Therefore, comparisons of our results for the first nine months of fiscal 2019 to the first nine months of fiscal 2018 may not be meaningful.

Revenues. For the first nine months of fiscal 2019 and the first nine months of fiscal 2018, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2019		2018		2019 vs 2018
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$ 21,113,266	70.2%	$ 7,003,254	62.5%	$ 14,110,012
Premiums earned	7,435,389	24.7%	1,799,293	16.1%	5,636,096
Insurance commissions	1,200,927	4.0%	2,310,802	20.6%	(1,109,875)
Investment and other income	323,512	1.1%	92,872	0.8%	230,640
Total Revenues	$ 30,073,094	100.0%	$ 11,206,221	100.0%	$ 18,866,873

We realized total revenues of $30,073,094 during the first nine months of fiscal 2019, an increase of 168.4% over total revenues of $11,206,221 during the first nine months of fiscal 2018. Total revenues were largely driven by increases in our net billboard rentals, which reflects the billboard acquisitions completed in the third quarter of fiscal 2018. The increase in revenues was also due to increased written premiums reflecting our approval to issue surety bonds in all 50 states and the District of Columbia, growth within our rental guarantee bond program, and improved marketing efforts. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals during the first nine months of fiscal 2019 increased $14,110,012, or 201.5%, when compared to the the first nine months of fiscal 2018. This increase was mainly driven by the Waitt, Key and Tammy Lynn acquisitions in July 2018 and August 2018 as well as continued improvement in rental and occupancy rates on our existing billboards.

●

Premiums earned from UCS during the first nine months of fiscal 2019 increased of 313.2% when compared to the first nine months of fiscal 2018. The increase in premiums earned is primarily due to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia, growth within our rental guarantee bond program, and our agents being able to place more surety bond business through UCS.

●

Revenues from insurance commissions generated by our surety brokerage operations in the first nine months of fiscal 2019 decreased by 48.0%, primarily because our agents are able to place more surety bond business through UCS rather than through other carriers now that UCS is licensed in all 50 states and the District of Columbia.

●	Investment and other income increased 248.3% to $323,512 during the first nine months of fiscal 2019 from $92,872 in the first nine months of fiscal 2018.

Expenses. For the first nine months of fiscal 2019 and the first nine months of fiscal 2018, our expenses, in dollars, and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2019		2018		2019 vs 2018
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$ 8,333,967	27.7%	$ 2,998,408	26.8%	$ 5,335,559
Cost of insurance revenues	4,742,025	15.8%	1,123,767	10.0%	3,618,258
Employee costs	8,953,935	29.8%	5,735,278	51.2%	3,218,657
Professional fees	3,005,543	10.0%	2,375,417	21.2%	630,126
Depreciation	2,167,815	7.2%	1,104,570	9.9%	1,063,245
Amortization	9,361,736	31.1%	3,059,948	27.3%	6,301,788
General and administrative	4,933,960	16.4%	2,822,145	25.2%	2,111,815
Loss on disposition of assets	28,293	0.1%	81,857	0.7%	(53,564)
Accretion	99,086	0.3%	9,431	0.1%	89,655
Bad debt expense	226,422	0.8%	46,538	0.4%	179,884
Total Costs and Expenses	$ 41,852,782	139.2%	$ 19,357,359	172.8%	$ 22,495,423

During the first nine months of fiscal 2019, we had total costs and expenses of $41,852,782, as compared to total costs and expenses of $19,357,359 in the first nine months of fiscal 2018. Total costs and expenses as a percentage of total revenues decreased from 172.8% in the first nine months of fiscal 2018 to 139.2% in the first nine months of fiscal 2019, a decrease of 33.6%. This result reflects our increase in total revenues, primarily attributable to the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 and increased revenues from our insurance operations. Many of our most significant increases in costs reflect these acquisitions completed in the third quarter of fiscal 2018, including amortization of intangibles associated with these acquisitions and cost of billboard revenues, as well as costs to meet future anticipated demand in our operations. In the first nine months of fiscal 2019, employee costs, professional fees, depreciation and general and administrative expenses decreased as a percentage of total revenues as compared to the first nine months of fiscal 2018. Cost of billboard revenues, cost of insurance revenues, and amortization expense increased as a percentage of total revenues in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018 due primarily to the three acquisitions completed in the third quarter of fiscal 2018 and increased gross written premium by UCS. Accretion and bad debt expense remained relatively constant as a percentage of total revenues.

●

Cost of billboard revenues in the first nine months of fiscal 2019 increased by $5,335,559, a 177.9% increase from the first nine months of fiscal 2018. The increase in expenses is primarily due to the Waitt, Key and Tammy Lynn transactions, which significantly increased our number of billboards and accordingly increased the costs associated with operating this increased inventory, including increased land expense and increased commissions paid reflecting the greater sales volume. As a percentage of billboard revenues, cost of billboard revenues in the first nine months of fiscal 2019 decreased to 39.5% of billboard revenues from 42.8% of billboard revenues in the first nine months of fiscal 2018.

●

Cost of insurance revenues includes commissions paid, premium taxes, fees and assessments, and losses and loss adjustment expense. Due to increased gross written premium now that UCS is licensed in all 50 states and the District of Columbia, the cost of insurance revenues increased from $1,123,767 during the first nine months of fiscal 2018 to $4,742,025 during the first nine months of fiscal 2019, an increase of 322.0%.

●

During the first nine months of fiscal 2019, total employee costs increased by 56.1% from the first nine months of fiscal 2018. However, employee costs as a percentage of revenues decreased to 29.8% in the first nine months of fiscal 2019 from 51.2% in the first nine months of fiscal 2018. This decrease in employee costs as a percentage of revenues was primarily due to significantly higher revenues, partially offset by increased staffing levels in our billboard and insurance operations. Most of the increase in staffing costs reflects increased headcount as a result of the acquisitions and increased staffing to meet future anticipated demand for our products and services.

●

Non-cash expenses in the first nine months of fiscal 2019 included $9,361,736 in amortization expense, $2,167,815 in depreciation expense, and $99,086 in accretion expense. Amortization expense increased by 205.9% and depreciation expense increased by 96.3% from the first nine months of fiscal 2018 to the first nine months of fiscal 2019. These increases are primarily associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 as well as the finalization of the Key and Waitt purchase price allocations in the third quarter of 2019. Amortization was our largest expense in the first nine months of fiscal 2019, increasing $6,301,788 from the first nine months of fiscal 2018. In the first nine months of fiscal 2019, amortization expense equaled 31.1% of total revenues, as compared to 27.3% of total revenues in the first nine months of fiscal 2018. Accretion expense in connection with asset retirement obligations for certain billboard assets increased to $99,086 in the first nine months of fiscal 2019 primarily due to the Waitt, Key and Tammy Lynn transactions.

●

General and administrative expenses increased from $2,822,145 in the first nine months of fiscal 2018 to $4,933,960 in the first nine months of fiscal 2019, an increase of 74.8%. The increase was due primarily to increased staffing and systems implementations from recent acquisitions as well as increasing staffing in our insurance business to meet future anticipated demand for our products and services. As a percentage of total revenues, general and administrative expenses decreased from 25.2% in the first nine months of fiscal 2018 to 16.4% in the first nine months of fiscal 2019.

●

Professional fees in the first nine months of fiscal 2019 were $3,005,543, or 10.0% of total revenues, as compared to $2,375,417, or 21.2% of total revenues, in the first nine months of fiscal 2018. Professional fees increased in the first nine months of fiscal 2019, primarily due to accounting, audit, legal and consulting fees, including fees for our fiscal 2018 audit, initial internal controls attestation by our outside independent auditor and new accounting systems implementation. Professional fees decreased as a percentage of total revenues as revenues grew more quickly than these costs.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2019 was $11,779,688, or 39.2% of total revenues, as compared to a net loss from operations of $8,151,138, or 72.7% of total revenues, in the first nine months of fiscal 2018. The increase in net loss from operations in dollars was primarily due to increased amortization expense associated with the billboard acquisitions completed in the third quarter of fiscal 2018 as well as increased cost of billboard and insurance revenues. However, net loss from operations decreased as a percentage of total revenues in the first nine months of fiscal 2019 primarily due to the decrease of employee costs, general and administrative expenses and professional fees as a percentage of total revenues as revenues from the Waitt, Key and Tammy Lynn transactions and from our UCS surety bond business grew at a faster rate than these expenses. Our net loss from operations of $11,779,688 in the first nine months of fiscal 2019 included $11,628,637 from non-cash amortization, depreciation and accretion expenses.

Other Income (Expense).  During the first nine months of fiscal 2019, we had net other income of $6,261,025. Net other income included $2,864,060 from unrealized gains on large publicly traded equity securities mainly held by Boston Omaha, $315,897 in dividend income from equity securities held by Boston Omaha, $323,333 in equity in income of unconsolidated affiliates, $432,409 in realized gains mainly from the sale of marketable equity securities held by UCS, and interest income of $2,431,923, primarily derived from our investments in short-term treasury securities as well as our DFH preferred units, which was partially offset by interest expense of $106,597 incurred under Link's term loan which commenced in August 2019. During the first nine months of fiscal 2018, we had net other income of $2,514,385, which included $502,486 in equity in income of unconsolidated affiliates, $126,722 from unrealized gains on securities, $335,214 in realized gains on disposition of investments, and interest income of $1,551,767, which was slightly offset by interest expense of $1,804.

Net Income (Loss) Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $5,557,735 in the first nine months of fiscal 2019, as contrasted to a net loss attributable to common stockholders of $5,598,520 in the first nine months of fiscal 2018. Our loss on a per share basis in the first nine months of fiscal 2019 was $0.25, based on 22,563,527 weighted average shares outstanding, as compared to a per share loss of $0.29, based on 19,212,464 weighted average shares outstanding in the first nine months of fiscal 2018.

  Results of Operations by Segment

The following tables report results for the following two segments in which we operate, billboards and insurance, for the third quarter of fiscal 2019 and the third quarter of fiscal 2018:

Results of Billboard Operations

	For the Three Months Ended September 30,
	(unaudited)
	2019		2018
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$ 7,182,884	100.0%	$ 3,753,795	100.0%
Cost of Revenues
Ground rents	1,511,537	21.0%	743,966	19.8%
Utilities	298,611	4.2%	136,341	3.6%
Commissions paid	729,302	10.2%	379,408	10.1%
Other costs of revenues	318,230	4.4%	173,072	4.7%
Total cost of revenues	2,857,680	39.8%	1,432,787	38.2%
Gross margin	4,325,204	60.2%	2,321,008	61.8%
Other Operating Expenses
Employee costs	1,601,792	22.3%	826,705	22.0%
Professional fees	334,968	4.7%	303,080	8.1%
Depreciation	456,958	6.3%	466,569	12.4%
Amortization	3,377,439	47.0%	1,297,371	34.6%
General and administrative	725,607	10.1%	363,046	9.7%
Accretion	33,154	0.5%	3,436	0.1%
Loss on disposition of assets	2,760	0.0%	-	-
Bad debt expense	71,009	1.0%	32,023	0.8%
Total expenses	6,603,687	91.9%	3,292,230	87.7%
Segment Loss from Operations	(2,278,483)	(31.7%)	(971,222)	(25.9%)
Interest income (expense)	(127,725)	(1.8%)	46	0.0%
Net Loss Attributable to Common Stockholders	$ (2,406,208)	(33.5%)	$ (971,176)	(25.9%)

Comparison of the Third Quarter of Fiscal 2019 to the Third Quarter of Fiscal 2018. In the third quarter of fiscal 2019, there was a 91.3% increase in net billboard revenues from the third quarter of fiscal 2018, reflecting the acquisition of billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018 and improving rental and occupancy rates of our billboards. Net loss from operations for this segment increased in total dollars as well as a percentage of revenues mainly driven by the increase in amortization expense related to the Waitt, Key and Tammy Lynn transactions. The key factors affecting our billboard operations results during the third quarter of fiscal 2019 were as follows:

●

Amortization expense increased by $2,080,068 from the third quarter of fiscal 2018. The increase from 34.6% of total segment operating revenues in the third quarter of fiscal 2018 to 47.0% of total segment operating revenues in the third quarter of fiscal 2019 mainly reflects the Waitt, Key and Tammy Lynn transactions completed in the third quarter of fiscal 2018 as well as the finalization of the Key and Waitt purchase price allocations in the third quarter of 2019.

●

Depreciation expense decreased by $9,611 from the third quarter of fiscal 2018. This decrease was primarily due to the finalization of the Key and Waitt purchase price allocations in the third quarter of 2019.

●

Increases in ground rents are due to the Waitt, Key and Tammy Lynn transactions. Ground rents increased as a percentage of total segment operating revenues from 19.8% in the third quarter of fiscal 2018 to 21.0% in the third quarter of fiscal 2019.

●

Increases in commissions paid are associated with an increase in net billboard revenues driven mainly by the Waitt, Key and Tammy Lynn transactions as well as improved rental and occupancy rates. As a percentage of total segment operating revenues, commissions paid increased from 10.1% in the third quarter of fiscal 2018 to 10.2% in the third quarter of fiscal 2019.

●

Other increases in operating expenses, including increased employee costs and general and administrative expenses, mainly reflect the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

Results of Insurance Operations

	For the Three Months Ended September 30,
	(unaudited)
	2019		2018
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$ 3,065,490	84.2%	814,944	49.7%
Insurance commissions	442,824	12.2%	793,934	48.4%
Investment and other income	131,610	3.6%	30,845	1.9%
Total operating revenues	3,639,924	100.0%	1,639,723	100.0%
Cost of Revenues
Commissions paid	1,408,551	38.7%	442,425	27.0%
Premium taxes, fees, and assessments	130,783	3.6%	85,614	5.2%
Losses and loss adjustment expense	485,986	13.4%	118,192	7.2%
Total cost of revenues	2,025,320	55.7%	646,231	39.4%
Gross margin	1,614,604	44.3%	993,492	60.6%
Other Operating Expenses
Employee costs	1,295,545	35.6%	1,129,725	68.9%
Professional fees	43,600	1.2%	85,541	5.2%
Depreciation	6,452	0.2%	2,594	0.2%
Amortization	279,173	7.7%	311,337	19.0%
Bad debt expense	1,758	0.0%	-	-
General and administrative	584,050	16.0%	624,742	38.1%
Total expenses	2,210,578	60.7%	2,153,939	131.4%
Segment Loss from Operations	(595,974)	(16.4%)	(1,160,447)	(70.8%)
Interest income	36	0.0%	45	0.0%
Unrealized gain on securities	204,354	5.6%	-	-
Gain (loss) on sale of investments	(3,060)	(0.1%)	8,208	0.5%
Noncontrolling interest in subsidiary income	(32,606)	(0.8%)	(6,567)	(0.4%)
Net Loss Attributable to Common Stockholders	$ (427,250)	(11.7%)	(1,158,761)	(70.7%)

Comparison of the Third Quarter of Fiscal 2019 to the Third Quarter of Fiscal 2018. In the third quarter of fiscal 2019, total operating revenues increased by 122.0% as compared to the third quarter of fiscal 2018, primarily due to a 276.2% increase in premiums earned in the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018. At the same time, expenses grew at a slower rate than revenues, resulting in a reduced loss from insurance operations. The key factors affecting our insurance operations results during the third quarter of fiscal 2019 were as follows:

●

Increased premiums earned from our UCS insurance subsidiary, reflecting our ability to now sell surety insurance in all 50 states and the District of Columbia as well as growth within our rental guarantee bond program. During the third quarter of fiscal 2018, UCS had just received approval from California and had not yet received approval from Oregon.

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

●

Our losses and loss adjustment expense as a percentage of insurance revenues increased in connection with our loss reserve estimates based on increased revenues within UCS and entering new geographic markets. In addition, we expanded our reinsurance coverage.

●	We continued our efforts to improve operating results by expanding the technology infrastructure that is utilized by UCS and our brokerage operations.

●

Employee costs and general and administrative expenses decreased as a percentage of revenue to 35.6% and 16.0%, respectively, during the third quarter of fiscal 2019. This is compared to 68.9% and 38.1%, respectively, during the third quarter of fiscal 2018.

●

During the third quarter of fiscal 2019, our loss from insurance operations was reduced by unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. While these investments have produced unrealized gains in the third quarter of fiscal 2019, these investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

 Results of Billboard Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2019		2018
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$ 21,113,266	100.0%	$ 7,003,254	100.0%
Cost of Revenues
Ground rents	4,617,444	21.9%	1,594,713	22.8%
Utilities	843,011	4.0%	318,455	4.5%
Commissions paid	1,975,287	9.4%	679,490	9.7%
Other costs of revenues	898,225	4.2%	405,750	5.8%
Total cost of revenues	8,333,967	39.5%	2,998,408	42.8%
Gross margin	12,779,299	60.5%	4,004,846	57.2%
Other Operating Expenses
Employee costs	4,479,344	21.2%	1,915,731	27.3%
Professional fees	587,194	2.8%	426,427	6.1%
Depreciation	2,151,314	10.2%	1,092,596	15.6%
Amortization	8,481,302	40.2%	2,116,771	30.2%
General and administrative	2,321,746	11.0%	789,302	11.3%
Accretion	99,086	0.5%	9,431	0.1%
Loss on disposition of assets	28,293	0.1%	81,857	1.2%
Bad debt expense	223,979	1.0%	45,664	0.7%
Total expenses	18,372,258	87.0%	6,477,779	92.5%
Segment Loss from Operations	(5,592,959)	(26.5%)	(2,472,933)	(35.3%)
Interest income (expense)	(56,638)	(0.3%)	125	0.0%
Net Loss Attributable to Common Stockholders	$ (5,649,597)	(26.8%)	$ (2,472,808)	(35.3%)

Comparison of the First Nine Months of Fiscal 2019 to the First Nine Months of Fiscal 2018. In the first nine months of fiscal 2019, there was a 201.5% increase in net billboard revenues from the first nine months months of fiscal 2018, reflecting the acquisition of billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018 and improving rental and occupancy rates of our billboards. Other than amortization, bad debt and accretion expense, all other significant costs decreased as a percentage of segment operating revenues. Net loss from operations increased in total dollars but decreased as a percentage of revenues. The key factors affecting our billboard operations results during the first nine months of fiscal 2019 were as follows:

●

Amortization expense increased by $6,364,531 from the first nine months of fiscal 2018. The increase from 30.2% of total segment operating revenues in the first nine months of fiscal 2018 to 40.2% of total segment operating revenues in the first nine months of fiscal 2019 mainly reflects the Waitt, Key and Tammy Lynn transactions completed in the third quarter of fiscal 2018 as well as the finalization of the Key and Waitt purchase price allocations in the third quarter of 2019.

●

Depreciation expense increased by $1,058,718 from the first nine months of fiscal 2018. This increase was primarily due to the acquisitions of billboard assets under the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

●

Increases in ground rents are mainly due to the Waitt, Key and Tammy Lynn transactions. However, due to increased net billboard revenues, ground rents decreased as a percentage of total segment operating revenues from 22.8% in the first nine months of fiscal 2018 to 21.9% in the first nine months of fiscal 2019.

●

Increases in commissions paid are associated with an increase in net billboard revenues driven mainly by the Waitt, Key and Tammy Lynn transactions as well as improved rental and occupancy rates. However, as a percentage of total segment operating revenues, commissions paid decreased from 9.7% in the first nine months of fiscal 2018 to 9.4% in the first nine months of fiscal 2019.

●

Other increases in operating expenses, including increased employee costs and general and administrative expenses, mainly reflect the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

Results of Insurance Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2019		2018
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$ 7,435,389	83.0%	$ 1,799,293	42.8%
Insurance commissions	1,200,927	13.4%	2,310,802	55.0%
Investment and other income	323,512	3.6%	92,872	2.2%
Total operating revenues	8,959,828	100.0%	4,202,967	100.0%
Cost of Revenues
Commissions paid	3,122,583	34.9%	865,353	20.6%
Premium taxes, fees, and assessments	350,884	3.9%	140,222	3.3%
Losses and loss adjustment expense	1,268,558	14.1%	118,192	2.8%
Total cost of revenues	4,742,025	52.9%	1,123,767	26.7%
Gross margin	4,217,803	47.1%	3,079,200	73.3%
Other Operating Expenses
Employee costs	3,893,542	43.5%	3,515,919	83.7%
Professional fees	182,474	2.0%	437,939	10.4%
Depreciation	16,501	0.2%	11,974	0.3%
Amortization	880,434	9.8%	943,177	22.5%
Bad debt expense	2,443	0.0%	873	0.0%
General and administrative	1,894,761	21.2%	1,577,576	37.5%
Total expenses	6,870,155	76.7%	6,487,458	154.4%
Segment Loss from Operations	(2,652,352)	(29.6%)	(3,408,258)	(81.1%)
Interest income (expense)	104	0.0%	(1,515)	(0.0%)
Unrealized gain on securities	291,827	3.3%	-	-
Gain on sale of investments	417,508	4.7%	10,345	0.2%
Noncontrolling interest in subsidiary (income) loss	(39,072)	(0.5%)	38,233	0.9%
Net Loss Attributable to Common Stockholders	$ (1,981,985)	(22.1%)	$ (3,361,195)	(80.0%)

Comparison of the First Nine Months of Fiscal 2019 to the First Nine Months of Fiscal 2018. During the first nine months of fiscal 2019, total operating revenues increased by 113.2% as compared to the first nine months of fiscal 2018, primarily due to a 313.2% increase in premiums earned in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. In addition, during the first nine months of fiscal 2019, expenses grew at a slower rate than revenues, resulting in a reduced loss from insurance operations. The key factors affecting our insurance operations results during the first nine months of fiscal 2019 were as follows:

●

Increased premiums earned from our UCS insurance subsidiary in the first nine months of fiscal 2019, reflecting our ability to now sell surety insurance in all 50 states and the District of Columbia as well as growth within our rental guarantee bond program. During the first nine months of fiscal 2018, we were just beginning operations in a number of states, received approval from California in August of 2018 and had not yet received approval from Oregon.

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

●

Our losses and loss adjustment expense as a percentage of insurance revenues increased in connection with our loss reserve estimates based on increased revenues within UCS and entering new geographic markets. In addition, we expanded our reinsurance coverage.

●	We continued our efforts to improve operating results by expanding the technology infrastructure that is utilized by UCS and our brokerage operations.

●

Employee costs and general and administrative expenses decreased as a percentage of revenue to 43.5% and 21.2%, respectively during the first nine months of fiscal 2019. This is compared to 83.7% and 37.5%, respectively, during the first nine months of fiscal 2018.

●

During the first nine months of fiscal 2019, our loss from insurance operations was reduced by gains on the sale of publicly held equity investments and unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. While these investments have produced realized and unrealized gains in the first nine months of fiscal 2019, these investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2019 compared to the First Nine Months of Fiscal 2018

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2019 and the first nine months of fiscal 2018:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$ 5,035,455	$ (1,752,538)
Net cash used in investing activities	(59,515,863)	(175,029,833)
Net cash provided by financing activities	46,364,780	175,141,100
Net (decrease) in cash, cash equivalents, and restricted cash	$ (8,115,628)	$ (1,641,271)

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was cash inflow of $5,035,455 for the first nine months of fiscal 2019 compared to cash outflow of $1,752,538 for the first nine months of fiscal 2018. The increase in operating cash inflow was primarily attributable to improved operation results (exclusive of amortization, depreciation, and accretion) in our billboard business following the acquisitions of Waitt, Key, and Tammy Lynn, and increased written premium at UCS.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $59,515,863 for the first nine months of fiscal 2019 as compared with net cash used in investing activities of $175,029,833 for the first nine months of fiscal 2018. This decrease in net cash used in investing activities is primarily attributable to the completion of the Waitt, Key and Tammy Lynn acquisitions during the third quarter of fiscal 2018.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $46,364,780 in the first nine months of fiscal 2019 as compared to net cash provided by financing activities of $175,141,100 during the first nine months of fiscal 2018. Net cash provided by financing activities consisted of $29,229,522 in gross proceeds raised through our “at the market offering” in the first nine months of fiscal 2019, offset by offering costs of $924,742, as well as $18,060,000 borrowed under Link's credit facility which commenced in August 2019. During the first nine months of fiscal 2018, net cash provided by financing activities consisted of gross proceeds of approximately $150,000,000 raised through the sale of our Class A common stock in our 2018 private placement and gross proceeds of $26,696,400 raised through our “at the market” offering during the first nine months of fiscal 2018, offset by offering costs of $1,555,300 collectively.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At September 30, 2019, we had approximately $10 million in unrestricted cash and approximately $75 million in U.S. Treasury securities available for sale. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we would expect to generate positive cash flows when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. Similar to our previous issuance in connection with the acquisitions of Tammy Lynn and Image, in the future we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

In February 2018, we announced the entry into a stock purchase agreement relating to the issuance and sale of up to $150,000,000 of our unregistered Class A common stock, which we refer to as the “2018 private placement.” 3,300,000 shares were issued in the initial closing, which occurred on March 6, 2018, resulting in gross proceeds to us of $76,890,000. The remaining 3,137,768 shares were issued during the third quarter of fiscal 2018 in a subsequent closing on May 15, 2018, resulting in gross proceeds to us of approximately $73,110,000. Under the 2018 private placement, all shares were sold at $23.30, a slight premium to the $23.29 closing price of the Class A common stock on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement.

Since March 2018, we have utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and declared effective in February 2018, which authorizes us to sell up to $200,000,000 through the sales of securities to the public. The original “at the market” offering was pursuant to a Sales Agreement entered into on March 2, 2018  with Cowen and Company, LLC, which we refer to as “Cowen,” and related to the sale of shares of our Class A common stock. In accordance with the terms of that Sales Agreement, we had the option to sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen was not required to sell any specific amount of securities, but acted as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. As of September 30, 2019, we have sold through Cowen an aggregate of 2,141,452 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $49,999,625, of which 352,226 shares were sold during the third quarter of fiscal 2019, for gross proceeds to us of $8,147,086.  We subsequently entered into a new Sales Agreement with Cowen which allows us to sell up to an additional $75,000,000 of our Class A common stock under the same compensation arrangement to Cowen. This new "at the market" offering provides us with the flexibility to seek to raise additional capital in amounts we deem appropriate and at price levels approved by us, with lower costs than a traditional underwritten public offering. We have no specific plans for the use of any proceeds from this new “at the market” offering of our Class A common stock. During the third quarter of fiscal 2019, we sold 310,152 shares of our Class A common stock under this new "at the market" offering for gross proceeds of $6,475,579. Subsequent to September 30, 2019, we have sold under this new "at the market" offering an additional 7,400 shares of our Class A common stock for gross proceeds of $149,182.

On August 12, 2019, Link, our wholly owned subsidiary which owns and operates our billboard businesses, entered into a Credit Agreement, which we refer to as the “Credit Agreement,” with First National Bank of Omaha, which we refer to as the “Lender,” under which Link may borrow up to $40,000,000, which we refer to as the "Credit Facility." The Credit Agreement provides for an initial term loan, which we refer to as “Term Loan 1,” of up to $24,900,000, an incremental term loan, which we refer to as "Term Loan 2,” and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by Boston Omaha Corporation or any of our non-billboard businesses. It is currently anticipated that the funds from these loans will be distributed by Link to BOC, to the extent allowed under the terms of the Credit Agreement. As a result, we anticipate that these funds will be available for both Boston Omaha Corporation and all of its subsidiaries as well as for new investments. Link has initially borrowed $18,060,000 under the Credit Facility. Term Loan 1 has a fixed interest rate of 4.25% per annum with interest only payments due through July 1, 2020. Term Loan 2 has a loan availability in an amount not to exceed three times 2019 reported EBITDA reduced by the loan principal under Term Loan 1 and must be drawn before June 30, 2020. If utilized, Term Loan 2 will have a fixed rate of interest determined using the seven-year Treasury rate plus 195 basis points but in any event an interest rate no less than 4.20% per annum. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to either a 15-year or 25-year amortization schedule. For Term Loan 1, these payments are due commencing on the earlier of July 1, 2020 or the first day of the first calendar month following any draw down under Term Loan 2. For Term Loan 2, these principal payments are due commencing on the last day of the month following the closing of Term Loan 2. Both term loans are payable in full on August 12, 2026. Commencing July 1, 2020, principal payments for these term loans are amortized over a 15 year period. Link retains the option to amortize loan principal payments on both term loans on a 25-year amortization schedule provided Link meets a 2:00 to 1:00 consolidated leverage ratio test as described in the Credit Agreement and meets certain other customary terms and conditions set forth in the Credit Agreement. During the first three years of the terms loans, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 2.0% and 0.5%. After three years, there is no prepayment penalty. In addition to the term loans, the Credit Agreement allows Link to borrow up to $5,000,000 through August 12, 2021 under a revolving line of credit, subject to the limitation that Link's total borrowings under both term loans and the line of credit may not exceed $40,000,000 in the aggregate. Interest payments on the term loan are based on the 30 day LIBOR rate plus an applicable margin ranging between 2.00% and 2.50% dependent on Link's consolidated leverage ratio.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019 and a First Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on October 29, 2019.

We believe that our existing cash and short-term investments, generated by the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, additional funds that we may receive in the current “at the market” offering, funds received and in the future available through the credit agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. At September 30, 2019, we had approximately $85 million available in unrestricted cash and U.S. Treasury securities. If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all.

In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to  long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities.  In addition to our current credit facility, any other future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Link's existing credit facility imposes restrictions on Link that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard and insurance industries. Specifically, these restrictions place limits on our ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our billboard assets Our credit facility requires us to meet a fixed charge coverage ratio and other financial covenants. Our ability to comply with these loan covenants may be affected by factors beyond our control and a breach of any loan covenants would likely result in an event of default under the credit facility, which would permit the lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any or our subsidiaries may enter into would likely impose similar restrictions and risks. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

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

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2019, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 18, 2019. We believe that at September 30, 2019, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of the end of such period, our disclosure controls and procedures are not effective due to material weaknesses in internal control over financial reporting as of September 30, 2019 for the reasons discussed below.

We acquired Waitt and Key in August 2018. The acquired businesses are included in our third quarter of fiscal 2019 consolidated financial statements. As of December 31, 2018, Waitt and Key constituted 26% and 12% of consolidated total assets, respectively, and 12% and 6% of consolidated net assets (excluding goodwill and intangibles acquired), respectively. Further, Waitt and Key respectively constituted 22% and 10% of consolidated revenues for the year ended December 31, 2018. Our management believes that Waitt and Key continued to constitute a material portion of our total assets, net assets and consolidated revenues for the nine months ended September 30, 2019. As the acquisitions occurred in the third quarter of 2018, we excluded the acquisitions’ internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope for a certain period of time, if specified conditions are satisfied.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019 and our Form 8-K as filed with the SEC on August 13, 2019. In addition, we are supplementing our risk factors previously filed with the SEC with the following additional risk factor:

Our investments in corporate equity and debt securities may be concentrated in a relatively small number of issuers, which could result in increased volatility in the value of securities we hold.   We and our UCS subsidiary currently invest a portion of our available funds in the securities of large cap publicly traded issuers as well as in privately held companies.  We consider all investment options available when investing our available funds, including equity and debt securities of both publicly and privately held businesses, U.S. treasury securities, money market funds and other investment options.  For that portion of our investment portfolio dedicated to publicly traded equity and debt securities, our strategy currently is to purchase securities of a small number of issuers.   As we mark the value of these securities to market at the end of each fiscal quarter, this concentration of investments in a small number of publicly traded companies could result in a further increase in volatility in our reported results of operations based upon any changes to the market price of these securities at the end of each fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the acquisition of certain of the assets of Image Outdoor Advertising, LLC and Partnership Properties Limited Liability Company on August 29, 2019, the Company issued an aggregate of 34,673 shares of its Class A common stock to these two corporations as partial consideration for the sale of assets from these corporations to Link Media Southeast, LLC, a wholly-owned subsidiary of Link Media Holdings, Inc, a wholly-owned subsidiary of Boston Omaha Corporation. The securities were issued under Section 4(a)(2) of the Securities Act of 1933 in reliance upon representations provided by the two purchasers.

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

10.1 (*)

Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019) (Film Number 191017986)

10.2 (*)

Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019) (Film Number 191017986) .

10.3 (*)

Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha  (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019) (Film Number 191017986)

10.4 (*)

$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC in favor of First National Bank of Omaha (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019) (Film Number 191017986)

10.5 (*)

$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019) (Film Number 191017986)

10.6 (*)

Form of Term Loan Note 2 to be issued by Link Media Holdings, LLC to First National Bank of Omaha (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019) (Film Number 191017986)

10.7 (*)

Sales Agreement dated August 13, 2019, by and between Boston Omaha Corporation and Cowen and Company, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019) (Film Number 191018377)

10.8 (*)

First Amendment to Credit Agreement dated October 25, 2019 by and between Link Media Holdings, LLC and First National Bank of Omaha (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 29, 2019).

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

November 12, 2019

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

November 12, 2019

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

November 12, 2019