Form 10-K
period 2019-12-31
BOSTON OMAHA Corp
filed 2020-03-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 001-38113

BOSTON OMAHA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Harney Street, Suite 200, Omaha, Nebraska	68102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (857) 256-0079

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Class A common stock, $0.001 par value per share	BOMN	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $237,374,822.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,455,100 shares of Class A common stock as of March 12, 2020 and 1,055,560 shares of Class B common stock as of March 12, 2020.

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

Our Company

Boston Omaha Corporation, which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” commenced its current business operations in June 2015 and currently operates three separate lines of business: outdoor billboard advertising, surety insurance and related brokerage activities and broadband services. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a homebuilding company with operations located primarily in the Southeast United States.

Outdoor Billboards

In June 2015, we commenced our billboard business operations through acquisitions by our wholly-owned subsidiary Link Media Holdings, LLC, which we refer to as "Link," of smaller billboard companies located in the Southeast United States and Wisconsin.  During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards.  These transactions include our acquisition on July 31, 2018 of Tammy Lynn Outdoor, LLC, which we refer to as "Tammy Lynn," for cash and stock consideration of approximately $16 million, our acquisition on August 22, 2018 of substantially all of the assets of Key Outdoor, Inc., which we refer to as "Key," for approximately $38 million, and our acquisition on August 31, 2018 of Waitt Outdoor, LLC, which we refer to as "Waitt," for approximately $84 million.  We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest.  As of March 12, 2020, we operate approximately 3,000 billboards with approximately 5,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Surety Insurance

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG,” designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance.  In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence.  In December 2016, we completed the acquisition of United Casualty and Surety Insurance Company, which we refer to as “UCS,” a surety insurance company, which at that time was licensed to issue surety bonds in only nine states.  Since that time, we have expanded the licensing of the UCS business to all 50 states and the District of Columbia.  In addition, over the last three years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similar economics.

Broadband Services

On March 10, 2020, our subsidiary FIF AireBeam LLC, which we refer to as “AireBeam,” acquired substantially all the business assets of FibAire Communications, LLC, which we refer to as "FibAire," a rural broadband internet provider. AireBeam provides over 7,000 subscribers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. AireBeam operates in underserved communities in Arizona that need higher speed and greater internet capacity.

Minority Investments

Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic Real Estate Companies LLC, which we refer to as "Logic," and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic.

●

In December 2017, we invested $10 million in common stock of Dream Finders Holdings LLC, which we refer to as "DFH," the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers.  In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units.  DFH is required to pay us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units are convertible, at our option, into non-voting common units until May 30, 2020 and the remaining preferred units are convertible, at our option, into non-voting common units after May 29, 2021, if not redeemed.  The mandatory 14% preferred return increases if the preferred units purchased are not redeemed or converted within one year of purchase.  Also, we obtain additional beneficial conversion terms if the preferred units are not redeemed by May 29, 2021.  On January 13, 2020, DFH redeemed $6 million of the preferred units.

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CB&T Holding Corporation, which we refer to as "CB&T," the privately-held parent company of Crescent Bank & Trust, Inc., which we refer to as “Crescent.” Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

Additional Opportunities for Growth

In addition to our activities in outdoor billboards, surety insurance, broadband services and the various industries in which we have made minority investments, we will also consider other industries which offer the potential for predictable and attractive returns on invested capital. We expect to continue to be opportunistic in exploring other opportunities which meet our investment criteria.

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

In June 2017, pursuant to a Registration Statement on Form S-1 (File No. 333-216040) declared effective on June 15, 2017, we commenced a public offering for 6,538,462 shares of our Class A common stock at $13.00 per share, which we refer to as the “2017 public offering,” that raised gross proceeds of $97,049,446. Cowen and Company, LLC, which we refer to as “Cowen,” acted as the sole underwriter. In the 2017 public offering, MCF and BP invested $44,999,994 and $2,500,004, respectively. We received aggregate net proceeds from the offering of approximately $91,432,110 after deducting underwriting discounts and commissions and offering expenses payable by us.

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

In February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company sold from time to time in an “at the market” offering, a total of $49,999,625 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering were made pursuant to a prospectus supplement, filed with the Securities and Exchange Commission, which we refer to as the “SEC” or the “Commission,” on March 2, 2018, to our shelf Registration Statement on Form S-3. Cowen received a commission equal to 3.0% of the gross sales proceeds of the shares sold through Cowen under the Sales Agreement, and we provided Cowen with customary indemnification and contribution rights.

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. As of the date of this report, we have not sold any shares of our Class A common stock under this "at the market" offering in 2020.

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

MCF is a private investment partnership in Omaha, Nebraska, which commenced operations in August 2014. MBOC I and MBOC II are private investment partnerships in Omaha, Nebraska, which commenced operations in February 2018. Adam K. Peterson is the sole manager of Magnolia, an investment adviser registered with the SEC. Magnolia is the general partner and the manager of MCF, MBOC I and MBOC II. BP is a private investment partnership in Boston, Massachusetts, formed in June 2007. BBOC is a private investment partnership in Boston, Massachusetts, which commenced operations in February 2018. Alex B. Rozek is the Managing Member of Boulderado Group, LLC, the management company of Boulderado Partners, LLC and BBOC. On February 6, 2019, Alex B. Rozek and entities managed by Boulderado filed a Schedule 13D/A stating that BP has returned all outside capital and is continuing operations to manage family investments only. As a result of these distributions, BBOC distributed all of its shares of Class A common stock and was subsequently dissolved.

Our Acquisitions and Equity Investments

Since June 2015, we have expended over $250 million in the acquisition of businesses in outdoor billboard advertising, surety insurance and brokerage operations, broadband services, and in the purchase of minority equity interests in various businesses.  We anticipate seeking further acquisitions in these business areas and possibly expanding into other businesses that we believe have the potential for durable profitability in a very competitive world.

Link Media Holdings.  Since June 2015, through 17 acquisitions, several asset purchases, and one exchange, we have acquired numerous billboard structures, many with multiple faces, related easements, and rights in some instances to construct additional billboards. These billboards are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin. We paid a combined purchase price of over $182 million for these billboards and related assets. As of March 12, 2020, we operated approximately 3,000 billboard structures containing approximately 5,600 advertising faces, of which 63 are digital displays.

General Indemnity.  Since September 2015, through five acquisitions, we have acquired one insurance company, UCS, three insurance brokerage firms, and a majority stake in a fourth insurance brokerage firm. We paid a combined purchase price of approximately $18 million. Additionally, we have contributed approximately $16.25 million in statutory capital to UCS.  UCS is authorized to issue surety insurance in all 50 states and the District of Columbia, approved by the United States Department of Treasury, and rated "A-" (Excellent) by A.M. Best Company.

AireBeam. On March 10, 2020, AireBeam acquired substantially all the business assets of FibAire, a rural broadband internet provider.  AireBeam provides over 7,000 subscribers in communities in southern Arizona with a high speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. AireBeam currently operates in certain underserved Arizona communities that need higher speed and greater internet capacity. We acquired AireBeam for cash and issued to Gregory Friedman, FibAire’s co-founder and chief executive, 10% of the equity in the newly formed entity. Mr. Friedman will continue to serve as President of AireBeam.

Minority Investments. Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic.

●

In late December 2017, we invested $10 million in common stock of Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers.  In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units.  DFH is required to pay us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units are convertible, at our option, into non-voting common units until May 30, 2020 and the remaining preferred units are convertible, at our option, into non-voting common units after May 29, 2021, if not redeemed.  The mandatory 14% preferred return increases if the preferred units purchased are not redeemed or converted within one year of purchase.  Also, we obtain additional beneficial conversion terms if the preferred units are not redeemed by May 29, 2021.  On January 13, 2020, DFH redeemed $6 million of the preferred units.

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

Industry Background

We currently operate outdoor billboard advertising services and sell surety insurance products and have made minority investments in several commercial real estate management and brokerage companies, a homebuilding company and a bank holding company focused on servicing the automotive loan market.

Outdoor Billboard Advertising.  We currently own and operate approximately 3,000 billboard structures in the Southeast and Midwest United States containing approximately 5,600 advertising faces, of which 63 are digital displays. In addition, we hold options to build additional billboards in a few of these states. Over 95% of our billboards reside on leased parcels of property. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large, advertising structures consisting of panels on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard structure.  Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (e.g., one month to three years). We generally lease individually-selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital ad displays which generally come with shorter term ad contracts (one to twelve months). Outdoor billboards were estimated as a $5.1 billion market in the U.S. in 2019 based on industry trade journals.  Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for approximately an additional estimated $3.4 billion in revenues in 2019 according to industry sources. There is no concentration of industries to which we lease billboard space.

Insurance Services.  Suretyship insurance occurs when one party guarantees payment or performance by another party for an obligation or undertaking.  Many obligations are guaranteed through surety bonds. Common types of surety bonds include commercial surety bonds and contract surety bonds.  Suretyship is an integral part of the functioning of government and commerce. In many complex endeavors involving risk, a need exists to have a third party assure the performance or obligations of one party to another party. Surety companies are the “third parties” that provide such assurances in return for premium payments.  Surety bonds are provided in government bidding and contracting processes as well as for individuals obtaining various government licenses and for individuals and businesses entering into apartment and office lease rentals.  Various types of bonds are designed to insure that when a contractor bids on a project, and is awarded the project, that the project is completed for the amount of the bid, and that the contractors pay their subcontractors and suppliers.

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

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $6 billion surety market, based on 2018 industry reports. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements.  Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties. In addition to acquiring UCS, we have acquired four surety brokerage firms, The Warnock Agency, Inc., which we refer to as “Warnock,” Surety Support Services, Inc., which we refer to as “SSS,” Freestate Bonds, Inc., which we refer to as “Freestate,” and South Coast Surety Insurance Services, LLC, which we refer to as “SCS.” UCS and these brokerage firms provide us with both premium and commission revenue streams.

Broadband Services. Our AireBeam business provides fiber connectivity to homes, business and community organizations. Driven by the rising demand for higher bandwidth and faster speed connections for a variety of industrial and residential purposes, fiber optic transmission is becoming more and more common in modern society. Fiber optic cables have a much greater bandwidth than metal cables. The amount of information that can be transmitted per unit time of fiber over other transmission media is its most significant advantage.  Also, an optical fiber offers low power loss, which allows for longer transmission distances. Fiber optic is generally less susceptible to electromagnetic interference, has greater capacity and weighs less than traditional metal wire connections.  Also, fiber optic is made of glass, which can provide certain cost advantages over traditional copper wire. Optical fiber is more difficult and expensive to install than copper wire and special equipment is required to test optical fiber. Fiber optic is also highly susceptible to becoming cut or damaged during installation or construction activities.

Business Overview and Strategy

Since present management took over in February 2015, we have engaged in acquisitions and minority investments in outdoor billboard advertising, surety insurance, a broadband service provider, commercial real estate services, homebuilding and a bank holding company as well as a limited amount of purchases of publicly traded securities. Our strategy focuses on investing in companies and lines of business that have consistently demonstrated earnings power over time, with attractive pre-tax historical returns on tangible equity capital, and that we believe are available at a reasonable price.  Since present management took over in 2015 and as of December 31, 2019, our acquisitions and operations have been funded by equity investments, including our 2017 public offering, our two “at the market” offerings pursuant to our shelf registration statement, private placements, and debt conversions totaling $366,992,764. In addition, in August 2019, our Link subsidiary entered into a bank term loan and revolving credit agreement under which Link and its subsidiaries borrowed $18,060,000 secured by the assets of Link and its subsidiaries and may borrow additional sums under the agreement. We have used a portion of these proceeds from these financings to acquire outdoor billboard assets in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin. We expect to continue to seek additional acquisitions in out-of-home advertising when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us. We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, opportunity to purchase perpetual easements or land underneath our structures, and the low relative cost per impression of the advertising medium. We have also used the proceeds of these financings to organize GIG and to complete the acquisitions of Warnock, SSS, Freestate, and SCS, all surety insurance brokerage firms, and to complete the acquisition of UCS, a surety insurance company. In March 2020, we acquired substantially all of the assets of a broadband service provider located in Arizona. To date, we have invested $19 million in the parent company of Crescent, a bank providing retail and business banking services in the subprime automobile lending market, and $22 million in equity financing in DFH, a national homebuilder that also provides related services, and we have also made an investment in a commercial real estate management services company headquartered in Las Vegas, Nevada, a related real estate asset management company, and shorter-term investments in a Nevada company that invests in commercial retail centers and two residential real estate development projects in Colorado. In addition, from time to time, we invest a portion of our available cash in public equity securities and shorter term debt securities. In addition to our existing business lines, we are actively reviewing opportunities to acquire businesses in new fields which have the potential to provide durable revenues, broad customer bases and where ideally the target's business benefits from some business, legal or financial barriers to entry from future competitors.

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

Outdoor Billboard Advertising.  We seek to capitalize on our growing network and diversified geographical and product mix to grow revenues. We currently own approximately 3,000 billboard structures containing approximately 5,600 advertising faces in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin.  Each of our billboard structures may have one to four faces.  We believe the outdoor advertising business offers attractive industry fundamentals which we hope to utilize and leverage as we plan to continue to grow our presence in the United States.  We hope that our growing presence will be an attractive tool in identifying and attracting both local and national advertisers.  We work with our customers to enable them to better understand how our billboards can successfully reach their target audiences and promote their advertising campaigns.  Our long-term strategy for our outdoor advertising businesses includes pursuing digital display opportunities where appropriate, while simultaneously utilizing traditional methods of displaying outdoor advertisements, and with a goal of consolidating fragmented markets where applicable.

Digital displays offer the opportunity to link electronic displays through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. However, digital displays require more capital to construct compared to traditional bulletins and increase the supply of advertising faces in a market. We currently deploy 63 digital billboards.

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

We typically own the physical structures on which our clients’ advertising copy is displayed. We acquire new structures from third parties on sites we either lease or own or for which we have acquired permanent easements. We generally have limited or no responsibilities to maintain the land on which the billboard is sited. The site lease terms generally range from one to 20 years and often come with renewal options or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases.  In addition to the site lease, we must obtain a permit to build and operate the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee.  Traditional bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser.  These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the structure, and in the case of paper, pasted and applied like wallpaper to the site.  Our billboard lease costs in 2019 and 2018 were $6,238,827 and $2,999,971, respectively.

Insurance Operations. UCS has specialized in providing surety bonds since 1989. UCS is an authorized insurance carrier rated A- (“Excellent”) by A.M. Best and is approved by the United States Department of the Treasury (570 Circular). UCS is currently licensed to conduct business in all 50 states and the District of Columbia. In addition to issuing traditional construction bonds for contractors and subcontractors, UCS offers a wide array of miscellaneous, license and permit bonds that protect consumers from the business activities of our customers or provide assurance to counterparties that our insureds will fulfill licensure requirements or faithfully remit monies owed.  We also operate SCS and Warnock, brokers with clients nationwide, and SSS, another surety insurance brokerage with clients concentrated in several Midwestern states.

We seek to reduce our risk by limiting policy amounts, following extensive underwriting processes, reviewing dashboards of critical metrics, and purchasing reinsurance coverage. Our underwriting process considers a number of factors, including the financial health of the customer, the customer’s operating history, the type of obligation, the geographic territory where the contract is being issued, the language of the bond and the subject contract, and, if appropriate, a customer’s pledge of collateral to reduce the risk in the event of a default. Historically, claims on surety bonds are limited by the  extensive underwriting analysis undertaken before a risk is agreed to, forms of security provided upon the bond’s issuance, and by the legal ability to pursue the customer obtaining the surety bond for recovery of amounts paid due to a claim. A surety’s right of indemnification contrasts with property and casualty, or life insurance coverages, where no such recovery right exists. Unlike other insurance, surety insurance losses are commonly limited by the indemnity obligations of the insured, collateral provided by the insured at the time of issuance, or the insurance company’s contractual right to uncollected funds from construction projects on which it has issued a bond and steps in for the insured.

Broadband Services. AireBeam operates in several underserved communities in Arizona that need higher speed and greater internet capacity. Our strategy is to enter the rural broadband business as we expect many more communities to demand increasingly more bandwidth to their homes and businesses than their current service offering can reliably provide. Within certain markets, we believe that fiber-to-the-home has the potential to be a long-lived asset that fits into our objective to invest in what we believe are durable businesses that have the potential to achieve favorable after-tax returns on invested capital. Recent studies suggest that approximately 75 million homes in the United States lack all-fiber connectivity. We believe that the combination of FibAire’s rural broadband business model we acquired together with our stronger balance sheet provides a competitive platform to bring fiber-to-the-home to additional communities in Arizona and other similarly situated communities in other states. We believe that the fiber-to-the-home market shares similar qualities with our billboard and surety insurance markets in providing a diversified customer base in markets which impose some obstacles to competitors. We also believe that many broadband systems are owned by a significant number of small operators which may be interested in being acquired, providing us the potential for future growth in the broadband internet provider market.

Competition

Outdoor Billboard Advertising. The outdoor advertising industry in the United States consists of several large companies, and three companies, Clear Channel Outdoor Holdings, Inc., Outfront Media, Inc. and Lamar Advertising Company, own a majority of all outdoor billboards.  These companies are estimated to generate more than 50% of the industry’s total revenues and several industry sources estimate that there are many other smaller companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future. Part of our strategy is to acquire certain of the smaller and medium sized competitors in markets we deem desirable to advertisers.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on their ability to reach consumers, which is driven by location of the display.

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

Broadband Services. Our broadband services business provides high speed internet connectivity and is aimed at rural and other underserved communities that need higher speed and greater internet capacity.  In the future, leading cable operators, such as Comcast, Charter Communications and Altice USA, and other competitors may seek to enter the markets we serve.  In addition, we may face competition from 5G in the home and other services incorporating new technologies. Technological changes are further intensifying and may challenge existing business models. Our internet services are expected to compete with wireless phone companies, satellite and other broadband providers as well as wireline phone companies and other providers of wireline internet service and others seeking to build fiber-based network infrastructure.

Employees

As of March 1, 2020, we had 138 employees, of which 91 were in billboard operations, 43 were in insurance services, and 4 were in administrative or corporate related activities.  Of the 138 employees, 2 employees in billboard operations are part time and 4 employees in insurance services are part time; the rest of our employees are full time.  None of our employees are subject to collective bargaining agreements.  We believe that our relationship with our employees is good.

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

 Regulation of Our Insurance Business

GIG and its subsidiaries intend to transact their insurance business in all 50 U.S. states and the District of Columbia and will be subject to regulation in the various states and jurisdictions in which they operate. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.  Nebraska, the state of domicile for UCS, may also limit the payment of dividends from UCS to GIG and us and, as a result, to our stockholders if and when we declare a dividend from the operations of UCS and/or GIG and its other operating subsidiaries.  Currently, we do not anticipate issuing dividends for the foreseeable future.  In 2019, UCS redomiciled as a Nebraska insurance company licensed by the Nebraska Department of Insurance, and currently has certificates of authority to conduct business in all 50 states and the District of Columbia.

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

Regulation of Our Broadband Business

Many but not all of our services and networks are regulated by the Federal Communications Commission, which we refer to as the “FCC”, and by state and local governments. Whether our networks or our services are regulated or unregulated depends on numerous factors, including but not limited to whether we offer telecommunications service, as defined in state and federal laws, or cable service. The construction and maintenance of our fiber optic networks may face local regulation that can adversely impact the timing or our deployment.  Certain of our services that are provided via wireless transmission require FCC licenses and our local video and other services often require local government franchises, which we refer to as "franchises." The local franchises often impose certain obligations to build out the network and require payment of fees to the local government, which fees are often are based on a percentage of gross revenues. In private communities and mobile home parks, we may be required to obtain the consent of the homeowners association or other property owners to provide services, and we often have to pay a fee to obtain access to the property and provide our services.. Finally, to deploy our networks, we frequently must obtain agreements from local power utilities to use their poles and in some cases easements from landowners.

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

Additionally, in February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company sold from time to time in an “at the market” offering a total of $49,999,625 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering were made pursuant to a prospectus supplement, filed with the SEC on March 2, 2018, to the Company’s shelf Registration Statement on Form S-3, declared effective by the SEC on February 9, 2018.

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

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. We have provided Cowen with customary indemnification and contribution rights under each Sales Agreement. In connection with sales of Class A common stock on our behalf, Cowen will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation payable to Cowen will be deemed to be underwriting commissions or discounts. We are not obligated to make any sales of Class A common stock under the second Sales Agreement. The offering of the shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms.

Borrowing of money.   On August 12, 2019, Link, which owns and operates BOC’s billboard businesses, entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link may borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses.

Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to either a 15-year or 25-year amortization schedule at Link’s option. For Term Loan 1, these payments are due commencing on the earlier of July 1, 2020 or the first day of the first calendar month following any draw down under Term Loan 2. For Term Loan 2, these principal payments are due commencing on the last day of the month following the closing of Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 has a fixed interest rate of 4.25% per annum with interest only payments due through July 1, 2020. Term Loan 2 has a loan availability in an amount not to exceed three times 2019 reported EBITDA reduced by the loan principal under Term Loan 1 and must be drawn before June 30, 2020. If utilized, Term Loan 2 will have a fixed rate of interest determined using the seven-year Treasury rate plus 195 basis points subject to a floor of 4.20% per annum. The revolving line of credit loan facility has a $5,000,000 maximum availability, provided that the outstanding principal balance of Term Loan 1, Term Loan 2 and this revolving line of credit may not exceed $40,000,000. Interest payments are based on the 30 day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021. Long-term debt included within our consolidated balance sheet as of December 31, 2019 consists of Term Loan 1 borrowings of $18,060,000, of which $504,170 is classified as current.  There were no amounts outstanding related to the revolving line of credit and Term Loan 2 as of December 31, 2019.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ending December 31, 2019 of greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2020 of greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, with testing to commence as of December 31, 2019 based on the December 31, 2019 audited financial statements. Link is currently in compliance with all covenants under the Credit Facility.

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

As of December 31, 2019, we had approximately $91 million in unrestricted cash and short-term treasury securities. We also expect to continue to sell additional shares of our Class A common stock in the “at the market” offering if we deem the pricing attractive relative to our potential uses of capital. We currently expect that our current cash will be sufficient to fund operations for at least the next 12 months. Depending on the amount of significant acquisitions and investments we make, we may need to raise additional financing to make additional acquisitions and/or investments. Although we have no current plans to do so other than the “at the market” program, we may sell additional securities pursuant to the shelf Registration Statement on Form S-3 (File No. 333-222853) or in other private placements based on our capital needs.

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

Offering of securities in exchange for property.  We may in the future issue shares of common stock in connection with acquisitions of other businesses.  For issuances of shares in connection with acquisitions, our Board of Directors will determine the timing and size of the issuances.  Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance, including its determination of whether the issuance is accretive to intrinsic value. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our Class A common stock issued and outstanding immediately before such transaction. In addition, we may have sellers rollover a portion of their equity holdings into an equity holding in the newly acquired business. In those situations, we may provide the seller with an option to put its holding to us and similarly, we may have an option to purchase the rollover equity stake. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of shares of our Class A common stock

Available Information

You can find more information about us at our Internet website located at www.bostonomaha.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC also maintains a website that contains these reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

We have incurred losses in each year since our formation in 2009. Our net loss attributable to common stockholders for the fiscal years ended December 31, 2019 and 2018 was $1.5 million and $9.1 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. In the fiscal year ended December 31, 2018, we spent over $138 million on acquisitions of billboard assets, and these billboard acquisitions will generate significant depreciation and amortization charges.  During 2019, we completed two smaller acquisitions of billboard assets which will also generate depreciation and amortization charges. For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, reduce available cash and slow our anticipated growth.

The acquisition of assets or businesses that we believe to be valuable to our business is an important component to our business strategy. Our experience in acquiring companies has been relatively limited to date. We believe that a wide variety of acquisition opportunities may arise from time to time, and that any such acquisition could be significant. At any given time, discussions with one or more potential sellers may be at different stages, including negotiations following the execution of nonbinding letters of intent. However, any such discussions, including the execution of nonbinding letters of intent, may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. The costs and benefits of future acquisitions are uncertain. In addition, the market and industry reception to our acquisitions, or lack thereof, may not be positive, and is out of our control. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our Class A common stock. If we identify appropriate acquisition targets, we may be unable to acquire businesses on terms that we consider acceptable due to a variety of factors, including competition from other strategic buyers or financial buyers, some of which may have more experience or more access to capital than we do.

Our business is capital intensive and any such transactions could involve the payment by us of a substantial amount of cash. We may need to raise additional capital through public or private debt or equity financings to execute our growth strategy and to fund acquisitions. Adequate sources of capital may not be available when needed on acceptable terms, or at all. If we raise additional capital by issuing additional equity securities, existing stockholders may be diluted. Acquisitions could also result in us incurring additional debt and contingent liabilities and fluctuations in quarterly results and expenses. If our capital resources are insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Any future acquisitions could present a number of risks, including but not limited to the risk of using management time and resources to pursue acquisitions that are not successfully completed, the risk of incorrect assumptions regarding future results of acquired operations, and the risk of diversion of management’s attention from existing operations or other priorities. Future acquisitions can also be expected to generate additional depreciation and amortization charges which may contribute to losses. Acquisitions may never meet our expectations.

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

●	the inability to generate sufficient revenue to offset acquisition costs;

●	the need to ensure that we comply with all regulatory requirements in connection with and following the completion of acquisitions;

●	the possibility of acquiring unknown or unanticipated contingencies or liabilities;

●	retaining employees and clients and otherwise preserving the value of the assets of the businesses we acquire;

●	the need to integrate each acquired business’s accounting, information technology, human resource and other administrative systems to permit effective management; and

●	the need to implement or remediate appropriate controls, procedures and policies at companies that, prior to the acquisition, lacked these controls, procedures and policies.

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

Some members of our senior management team have been involved in the day-to-day operation of companies in the outdoor billboard and insurance industries for only four to five years and may have limited or no operational experience in other industries and markets which we may choose to enter. Our management team relies on the knowledge and talent of the employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us.  An inability to efficiently operate our businesses would have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Increased operating expenses associated with the expansion of our business may negatively impact our operating income.

Increased operating expenses associated with any expansion of our business may negatively impact our income as we, among other things:

●	seek to acquire related businesses or expand the products being offered;

●	expand geographically;

●	make significant capital expenditures to support our ability to provide services in our existing businesses;

●	incur significant depreciation and amortization charges in connection with acquired businesses; and

●	incur increased general and administrative expenses as we grow.

As a result of these factors, we may not achieve, sustain or increase our profitability on an ongoing basis.

We could suffer losses due to asset impairment charges for goodwill and other intangible assets.

We annually test goodwill for impairment, and did so as of October 1, 2019. Based on our review at October 1, 2019, no impairment charge was required. We continue to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For example, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350, Goodwill and Other Intangible Assets and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s financial condition and results of operations.

We may raise additional equity capital through the “at the market” offering, and may raise additional capital pursuant to our shelf registration statement or additional public or private placements, any of which could substantially dilute your investment.

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

Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders, and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock. Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, not be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

We currently have remaining approximately $65.5 million in additional shares of Class A common stock issuable pursuant to the second “at the market” offering under which Cowen is acting as our sales agent. There is no guarantee that we will sell any additional shares in the “at the market” offering. We may also raise additional capital pursuant to our current shelf Registration Statement on Form S-3 (File No. 333-222853) or additional public or private placements based on our capital needs. If we sell shares or other equity securities in one or more other transactions, or issue stock or stock options pursuant to any future employee equity incentive plan, investors may be materially diluted by such subsequent issuances.

Our investments in publicly traded securities involve a substantial degree of risk.

 In addition to our investments in privately-held companies, we may purchase publicly traded common stock and other equity securities, including warrants and corporate bonds. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also generally experienced significantly more volatility in those returns. The publicly traded securities we acquire may fail to appreciate and may decline in value or become worthless. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities and corporate bonds involve special risks, such as the risk of deferred distributions, credit risk, illiquidity, changes in value based upon interest rates changes and other macroeconomic factors and limited voting rights. At December 31, 2019, we held approximately $56 million in investments in publicly traded securities.

The existing and future indebtedness incurred by our billboard business may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Failure to comply with the terms of this indebtedness could result in a default by our billboard business that could have material adverse consequences for us.

Link, which operates our billboard businesses, entered into a credit agreement in August 2019 with a commercial bank which provides Link and its subsidiaries the opportunity to borrow up to $40 million in principal through a combination of long-term debt and a line of credit. Link's current borrowings under the bank credit facility as of March 12, 2020 totaled $18,060,000, all of which represents a term loan. In addition, Link may incur additional indebtedness in the future. Accordingly, Link is subject to the risks associated with significant indebtedness, including:

●	Link must dedicate a portion of its cash flows from operations to pay principal and interest and, as a result, it may have less funds available for operations and other purposes;

●	Link may find it more difficult and expensive to obtain additional funds through financings, if available at all;

●	Link is more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in reacting to changes in the billboard industry and general economic conditions;

●

if Link defaults under the credit facility, including failing to pay the outstanding principal when due, and if the lender demands payment of a portion or all of the indebtedness, it may not have sufficient funds to make such payments;

●

if Link is unable to refinance indebtedness on its properties at maturity due to business and market factors, including: disruptions in the capital and credit markets; the estimated cash flows of Link's properties and other assets; the value of Link's properties and other assets; and financial, competitive, business and other factors, including factors beyond Link's control;

●	if refinanced, the terms of a refinancing may not be as favorable as the original terms of the related indebtedness; and

●	if Link borrows any sums under the line of credit, the interest rate it pays on such debt will be subject to changes in interest rates.

The occurrence of any of these events could materially adversely affect Link, which would adversely affect our results of operations and financial condition and adversely affect our stock price.

Furthermore, a failure to comply with the obligations contained in the loan agreements governing Link's indebtedness could result in an event of default under such agreements which could result in an acceleration of debt under other instruments evidencing indebtedness that contains cross-acceleration or cross-default provisions. If Link's indebtedness were to be accelerated, there can be no assurance that its future cash flow or assets would be sufficient to repay in full such indebtedness.

We may in the future rely in part on Link to provide us with the funds necessary to make distributions to us to meet our financial obligations. The leverage on Link's assets may affect the funds available to us if the terms of the debt impose restrictions on the ability of Link to make distributions to us. In addition, Link will generally have to service its debt obligations before making distributions to us or any of our other subsidiaries and any such distributions may require the consent of the lender. Leverage may also result in a requirement for liquidity, which may force the sale of assets at times of low demand and/or prices for such assets.

We may also incur indebtedness under future credit facilities.

If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to dispose of one or more of our properties or other assets upon disadvantageous terms. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense, and if we grant a security interest in any of our properties, or the properties of our subsidiaries to secure payment of indebtedness and are unable to make loan payments, the lender could foreclose upon such property.

Restrictive covenants in Link's indebtedness may limit management’s discretion with respect to certain business matters.

Instruments governing Link's indebtedness contain restrictive covenants limiting Link's discretion with respect to certain business matters. These covenants could place significant restrictions on, among other things, Link's ability to create liens or other encumbrances, to make distributions to us or make certain other payments, investments, loans and guarantees and to sell or otherwise dispose of assets and merge or consolidate with another entity. Covenants also require Link to meet certain financial ratios and financial condition tests. A failure to comply with any such covenants could result in a default which, if not cured or waived, could permit acceleration of the relevant indebtedness.

If we are unable to manage our interest rate risk effectively, our cash flows and operating results may suffer.

Advances under Link's $5 million revolving line of credit bear interest at a variable rate. Although we have not currently borrowed any sums under this line of credit, we may incur indebtedness under this line of credit in the future. Also, we may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipate based upon historical trends would adversely affect our cash flows and we may not be able to hedge such exposure effectively, if at all.

We may raise additional capital pursuant to debt financing, and such debt financing arrangements may contain covenants, which, if not complied with, could have a material adverse effect on our financial condition.

Other than the bank borrowings to Link, to date we have not had a significant debt financing. However, as our operations grow and we achieve certain levels of revenue and cash flows, we may consider utilizing debt to finance additional acquisitions and our operations. Subject to market conditions and availability, we, or our subsidiaries, may incur significant debt through credit facilities (including term loans and/or revolving facilities), structured financing arrangements, public and private debt issuances or otherwise. Future debt financing arrangements may contain various covenants, including restrictive covenants, which, if not complied with, could have a material adverse effect on our ability to meet our debt obligations and our overall financial condition. Additionally, debt financing arrangements may be at the subsidiary level, but could include a guaranty by us, and could require a pledge of all or substantially all of our, and/or our subsidiaries’, assets.

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

Incurring additional substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Outdoor Billboard Advertising.  The outdoor billboard industry is highly competitive. There is a concentration in the ownership of billboards in the geographic markets in which we compete and significantly larger companies, such as Clear Channel Outdoor Holdings, Inc., Outfront Media, Inc. and Lamar Advertising Company, own the majority of the out-of-home advertising billboards. Such competition may make it difficult to maintain or increase our current advertising revenues.  In addition to competing for advertising revenue with other outdoor advertising businesses, the outdoor advertising market faces competition from other media, including radio, internet based services, print media, television, direct mail, satellite services and other mobile devices.  Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve.  Also, new competitors may emerge and rapidly acquire significant market share in any of our business segments.  Also, increased competition for advertising dollars may lead to lower advertising rates if we are to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Insurance Operations.  Our insurance business operates in an environment that is highly competitive and very fragmented. We will likely compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our surety business. Further, new competitors may regularly enter the market. We derive a substantial portion of our surety insurance revenues from the sale of apartment and commercial lease rental guarantee bonds and other companies may seek to enter that market.  In addition to UCS, we also operate several surety insurance brokerage firms, and the surety insurance brokerage industry has relatively low barriers to entry. We may experience significant competition and our competitors may have greater financial, marketing and human resources than us.

Broadband Services. Our broadband services compete with other technologies, including traditional cable services as well as satellite services. These markets are highly competitive, and many traditional providers of cable and wireless services have greater financial, marketing and human resources than us and may be able to offer additional products and services to our customers. In addition, new technologies may be developed which would provide an alternative to our fiber to the home services we currently provide. As we seek to expand our broadband services, we may face incumbent service providers which would be able to retain a significant customer base in the communities in which we may seek to enter, making it difficult to achieve a share of the market needed to provide our services profitably.

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

Pandemics and epidemics, climate change, severe weather, natural disasters, and other external events could significantly impact our business.

Public health or similar issues, such as epidemics or pandemics, including the current outbreak of COVID-19, which the World Health Organization declared a global emergency on January 30, 2020 and a pandemic on March 11, 2020, may result in health or other government authorities requiring the closure of our offices and the offices or other businesses of our customers and could significantly disrupt our operations and the operations of our customers. The extent of the adverse impact that any expansion of the current COVID-19 outbreak could have on the economy and on us cannot be predicted at this time. In addition, severe weather events cannot be predicted and may be exacerbated by global climate change, natural disasters, including hurricanes, flooding and earthquakes, acts of terrorism and other adverse external events. There is continuing uncertainty over what impact these events could have on our surety insurance bond business if claims are made against these bonds due to our customers inability to meet their contractual obligations due to delays caused by any serious health or other natural disaster.  Significant storm damage may impact our transmission capabilities for our broadband services and significant damage could result in a loss of service for an extended period of time. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations. The insurance we maintain against disasters may not be adequate to cover our losses in any particular case, which could require us to expend significant resources to replace any destroyed assets and materially and adversely affect our financial condition, results of operations and business prospects.

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

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities that collectively own 47.3% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. In addition, we have minority investments totaling $583,830 in Logic and $168,805 in 24th Street Holding Company, LLC, a related asset management company. Brendan J. Keating, who is one of our directors, is the Manager of both Logic and 24th Street Holding Company, LLC.

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

Insurance Operations.  We are subject to maintaining compliance within the highly regulated insurance industry as we continue our pursuit of opportunities in that market, including the maintenance of certain levels of operating capital and reserves. Generally, the extensive regulations are designed to benefit or protect policyholders, rather than our investors, or to reduce systemic financial risk. Failure to comply with these regulations could lead to disciplinary action, the imposition of penalties and the revocation of our authorization to operate in the insurance industry. Changes to the regulatory environment in the insurance industry may cause us to adjust our views or practices regarding regulatory risk management, and necessitate changes to our operations that may limit our growth or have an adverse impact on our business.

Broadband Services. The building and delivery of our broadband services is subject to regulation by both the FCC and county and local governments. Failure to comply with these regulations could lead to the imposition of fines and ultimately the revocation of our authorization to provide these services. As technology changes continue in this market, new regulations may impose additional regulatory burdens and costs that could have an adverse impact on our business.

In addition, certain of the other new markets and industries that we may choose to enter may be regulated by a variety of federal, state and local agencies. Similarly, our investments in other companies, including the home building and consumer auto lending markets, are highly regulated by federal and other governmental agencies.

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

The expansion of our UCS insurance business to a nationwide insurance company may create both short-term and long-term constraints on our UCS operations.

We have expanded our insurance operations nationwide and hope to continue to expand these operations, which may create additional burdens on our UCS personnel as we manage potentially significantly larger operations. As a result, we anticipate we will likely need to hire additional personnel to assist the current management team in our expanded surety insurance operations, and we may not be successful in identifying and hiring qualified personnel on a timely basis, if at all.

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

The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as:

● changes in claims handling procedures

● adverse changes in loss cost trends

● economic conditions including general inflation

● legal trends and legislative changes

● limited claims experience in newer insurance products, and

● varying judgments and viewpoints of the individuals involved in the estimation process, among others.

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

We may fail to maintain effective internal controls over external financial reporting or such controls may fail or be circumvented.

Federal securities laws require us to report on our internal controls over financial reporting, and our business and financial results could be adversely affected if we, or our independent registered public accounting firm, determine that these controls are not effective. If we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to accurately report our financial performance on a timely basis, we may be otherwise unable to comply with the periodic reporting requirements of the SEC and the listing of our Class A common stock on NASDAQ could be suspended or terminated, each of which could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace, and the trading price of our Class A common stock. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our committees and as executive officers.

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

Our Class A common stock price is likely to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your Class A common stock at or above your original purchase price. The market price for our Class A common stock may be influenced by many factors, many of which are out of our control, including those discussed in this “Risk Factors” section and elsewhere in this Annual Report and the following:

●	our operating and financial performance and prospects;

●	success of our competitors' products or services;

●	regulatory or legal developments in the United States, especially changes in laws or regulations applicable to our products and services;

●	additions or departures of key management personnel;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

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

●

general economic, industry and market conditions, including those resulting from natural disasters, severe weather events, terrorist attacks, epidemics and pandemics (such as coronavirus, which we refer to as COVID-19) and responses to such events; and

●	accounting charges associated with reductions in the values of our publicly traded securities and losses in our investments in private companies/in our investments

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

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price.  As of March 12, 2020, we have 22,455,100 shares of Class A common stock outstanding of which 10,616,875 shares are held by funds managed by Magnolia and Boulderado.

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

As of March 12, 2020, 12,016,902 shares of our Class A common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. A sale under Rule 144 or under any exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our Class A common stock.

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

Currently, MCF and BP collectively own all of our Class B common stock and entities managed by Magnolia and Boulderado own a majority of our Class A common stock.  As a result, Mr. Peterson and entities managed by Magnolia together control 47.0% of the aggregate voting power, and Mr. Rozek and entities managed by Boulderado together control 19.3% of the aggregate voting power. Moreover, it is possible that entities managed by Boulderado and Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia and Boulderado will likely continue to control virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

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

MCF and BP, the holders of record of the shares of Class B common stock, exclusively and as a separate class, are entitled to elect two directors to our Board of Directors, which we refer to as the “Class B Directors,” which number of Class B Directors may be reduced pursuant to the terms and conditions of the Amended and Restated Voting and First Refusal Agreement between MCF and BP entered into on June 19, 2015, which we refer to as the "Amended and Restated Voting and First Refusal Agreement." Any Class B Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class B common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders.

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

You may be diluted by the future issuance of additional Class A common stock in connection with acquisitions, sales of our securities or otherwise.

As of March 12, 2020, we had 16,383,784 shares of Class A common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, subject to applicable laws and NASDAQ rules, whether in connection with acquisitions, financings or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

In February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company sold from time to time in an “at the market” offering, a total of $49,999,625 shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering were made pursuant to a prospectus supplement, filed with the Securities and Exchange Commission, which we refer to as the “SEC” or the “Commission,” on March 2, 2018, to our shelf Registration Statement on Form S-3. Cowen received a commission equal to 3.0% of the gross sales proceeds of the shares sold through Cowen under the Sales Agreement, and we provided Cowen with customary indemnification and contribution rights.

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. The offering of the shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all shares subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms.

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

Sections 382 and 383 of the Internal Revenue Code contain rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined in Section 382 of the Internal Revenue Code as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating losses, which we refer to as “NOLs,” credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income (if any) with losses, or our tax liability with credits, before such losses and credits expire. Accordingly, these limitations may increase our federal income tax liability. NOLs generated during 2018 and thereafter do not expire.

As of December 31, 2019, we had NOLs of approximately $26.4 million. This amount takes into consideration the reduction of $1,300,000 that was the result of an IRS audit. We continue to assess the impact of the 2018 private placement, our “at the market” offerings and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and, if so, the limitations on our ability to utilize NOLs. Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may be also at risk of limitation in the event of a future ownership change.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters is located in Omaha, Nebraska.  As of December 31, 2019, we maintained offices in various locations in the United States with leases expiring between 2020 and 2028. In connection with the acquisition of various billboard sites, we own a small percentage of these sites and in most instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained. We also own several parcels in Arizona used by our broadband business for storage of equipment.

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

As of March 10, 2020, the closing price per share of our common stock was $17.27, as reported by NASDAQ.

Holders of Our Common Stock

As of March 12, 2020, there were approximately 92 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.  As of March 12, 2020, there were 22,455,100 shares of Class A common stock outstanding. As of March 12, 2020, we also had 1,055,560 shares of Class B common stock held entirely by MCF and BP, as well as warrants held by MCF to purchase up to an additional 52,778 shares of our Class B common stock, warrants held by BP to purchase up to 51,994 shares of our Class B common stock, and warrants held by an unaffiliated investor to purchase up to 784 shares of our Class A common stock, each at exercise prices ranging from $8.00 to $10.00 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, opportunity set for retained capital, and other considerations that our Board of Directors deems relevant. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UCS insurance operations. In addition, Link's loan credit facility limits its ability to issue cash dividends to us during any period in which it is in default of any loan covenant. Our Board of Directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.

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

None.

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

Overview

We are currently engaged in outdoor billboard advertising and surety insurance and related brokerage businesses and commenced a broadband business in March 2020. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a homebuilding company with operations located primarily in the Southeast United States.

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin.  During July and August 2018, we acquired the membership interest or assets of three larger billboard companies.  These transactions include our acquisition on July 31, 2018 of Tammy Lynn for approximately $16 million, our acquisition on August 22, 2018 of substantially all of the assets of Key for approximately $38 million, and our acquisition on August 31, 2018 of Waitt for approximately $84 million.  We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest.  As of March 12, 2020, we operate approximately 3,000 billboards with approximately 5,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

Surety Insurance: In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of UCS a surety insurance company, which at that time was licensed to issue surety bonds in only nine states.  UCS now has licenses to operate in all 50 states and the District of Columbia.  In addition, over the last three years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States.

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. We provide these services to over 7,000 customers located in Arizona and hope to continue to expand this business in Arizona and other locales.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic.

●

In December 2017, we invested $10 million in common stock of Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers.  In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units.  DFH is required to pay us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units are convertible, at our option, into non-voting common units until May 30, 2020 and the remaining preferred units are convertible, at our option, into non-voting common units after May 29, 2021.  The mandatory 14% preferred return increases if the preferred units purchased are not redeemed or converted within one year of purchase.  Also, we obtain additional beneficial conversion terms if the preferred units are not redeemed by May 29, 2021.  On January 13, 2020, DFH redeemed $6 million of the preferred units.

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia.  In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to expand our broadband services in Arizona and in the future in other locations. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and DFH provides the opportunity for each company to significantly grow its business.  We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our FTTH services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

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

Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct cost of services. In our billboard business, direct cost of services includes land leases, utilities, repairs and maintenance of equipment, sales commissions, contract services, and other billboard level expenses. In our surety business, direct cost of services includes commissions, premium taxes, fees and assessments, and losses and loss adjustment expenses.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following is a comparison of our results of operations for the year ended December 31, 2019, which we refer to as “fiscal 2019,” compared to the year ended December 31, 2018 which we refer to as “fiscal 2018.” Our results for fiscal 2019 include the operating results of certain billboard operations which were acquired during the third quarter of fiscal 2018.  For fiscal 2018, operating results include the acquisitions of certain billboard operations from the date each acquisition was completed during the third quarter of fiscal 2018 through December 31, 2018.  Therefore, comparisons of our results for fiscal 2019 to fiscal 2018 may not be meaningful. Our results of operations do not include results from our broadband operations, which we acquired in March 2020.

Revenues.  For fiscal 2019 and fiscal 2018, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2019		2018		2019 vs 2018
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$28,429,167	68.7%	$14,065,132	70.3%	$14,364,035
Premiums earned	10,944,313	26.4%	3,184,312	15.9%	7,760,001
Insurance commissions	1,567,331	3.8%	2,606,031	13.0%	(1,038,700)
Investment and other income	448,327	1.1%	165,918	0.8%	282,409
Total Revenues	$41,389,138	100.0%	$20,021,393	100.0%	$21,367,745

We realized total revenues of $41,389,138 during fiscal 2019, an increase of 106.7% over revenues of $20,021,393 during fiscal 2018. Total revenues were largely driven by increases in our net billboard rentals, which reflects the billboard acquisitions completed in the third quarter of fiscal 2018.  The increase in revenues was also due to increased written premiums reflecting our approval to issue surety bonds in all 50 states and the District of Columbia, growth within our rental guarantee bond program, and improved marketing efforts.  We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals during fiscal 2019 increased by $14,364,035, or 102.1%, when compared to fiscal 2018. The increase was mainly driven by the Waitt, Key and Tammy Lynn acquisitions in July and August of 2018 as well as continued improvement in rental and occupancy rates on our existing billboards.

●

Premiums earned from UCS during fiscal 2019 increased by $7,760,001, or 243.7%, when compared to fiscal 2018. The increase in premiums earned is primarily due to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia, growth within our rental guarantee bond program, and our brokerage businesses being able to place more surety bonds through UCS.

●

Revenue from insurance commissions generated by our surety brokerage operations during fiscal 2019 decreased by $1,038,700, or 39.9%, when compared to fiscal 2018. The decrease in commission revenue is primarily due to our agents placing more surety bond business through UCS rather than through other carriers now that UCS is licensed in all 50 states and the District of Columbia.

●	Investment and other income during fiscal 2019 increased $282,409, or 170.2%, when compared to fiscal 2018.

Expenses.  For fiscal 2019 and fiscal 2018, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Years Ended December 31,
	2019		2018		2019 vs 2018
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$11,321,149	27.4%	$5,639,030	28.1%	$5,682,119
Cost of insurance revenues	6,290,218	15.2%	1,949,621	9.7%	4,340,597
Employee costs	11,945,895	28.9%	8,601,950	43.0%	3,343,945
Professional fees	3,664,370	8.9%	3,460,690	17.3%	203,680
General and administrative	6,346,698	15.3%	4,222,015	21.1%	2,124,683
Amortization	10,471,973	25.3%	6,036,657	30.1%	4,435,316
Depreciation	3,102,168	7.5%	2,039,408	10.2%	1,062,760
Loss on disposition of assets	223,890	0.5%	150,649	0.8%	73,241
Bad debt expense	299,881	0.7%	126,275	0.6%	173,606
Accretion	134,992	0.3%	52,639	0.3%	82,353
Total Costs and Expenses	$53,801,234	130.0%	$32,278,934	161.2%	$21,522,300

During fiscal 2019, we had total costs and expenses of $53,801,234, as compared to total costs and expenses of $32,278,934 in fiscal 2018. Total costs and expenses as a percentage of revenues decreased to 130.0% in fiscal 2019 from 161.2% in fiscal 2018.  This improvement reflects our increase in total revenues, primarily attributable to the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 and increased revenues from our insurance operations.  Many of our most significant increases in costs arise from acquisitions completed in the third quarter of fiscal 2018, including amortization of intangibles and cost of billboard revenues associated with these acquisitions, as well as costs to meet future anticipated demand in our operations.  In fiscal 2019, cost of billboard revenues, employee costs, professional fees, depreciation, amortization, and general and administrative expenses decreased as a percentage of total revenues as compared to fiscal 2018.  Cost of insurance revenues increased as a percentage of total revenues in fiscal 2019 as compared to fiscal 2018 due primarily to increased gross written premium by UCS.  Loss on disposition of assets, accretion, and bad debt expense, primarily associated with our billboard business, remained relatively constant as a percentage of revenues.

●

Cost of billboard revenues in fiscal 2019 increased $5,682,119, or 100.8%, when compared to fiscal 2018.  The increase in expenses is primarily due to the Waitt, Key and Tammy Lynn transactions, which significantly increased our number of billboards and accordingly increased the costs associated with operating this increased inventory, including increased land expense and commissions paid reflecting the greater sales volume.  As a percentage of billboard revenues, cost of billboard revenues decreased to 39.8% in fiscal 2019 from 40.1% in fiscal 2018.

●

Cost of insurance revenues includes commissions paid, premium taxes, fees and assessments, and losses and loss adjustment expense.  Due to increased gross written premium at UCS, the cost of insurance revenues increased from $1,949,621 in fiscal 2018 to $6,290,218 in fiscal 2019, an increase of 222.6%.

●

Total employee costs in fiscal 2019 increased $3,343,945, or 38.9%, when compared to fiscal 2018.  However, employee costs as a percentage of revenues decreased to 28.9% in fiscal 2019 from 43.0% in fiscal 2018.  This decrease in employee costs as a percentage of revenues was primarily due to significantly higher revenues, partially offset by increased staffing levels in our billboard and insurance operations.  Most of the increase in staffing costs reflects increased headcount as a result of acquisitions and increased staffing to meet future anticipated demand for our products and services.

●

Professional fees in fiscal 2019 were $3,664,370, or 8.9% of total revenues, as compared to $3,460,690, or 17.3% of total revenues in fiscal 2018. Professional fees increased in fiscal 2019, primarily due to professional fees associated with our fiscal 2018 and 2019 audit processes and internal controls attestation by our outside independent auditor.

●

Non-cash expenses in fiscal 2019 included $10,471,973 in amortization expense, $3,102,168 in depreciation expense, and $134,992 in accretion expense. Amortization expense increased by 73.5% and depreciation expense increased by 52.1% from fiscal 2018 to fiscal 2019.  These increases are primarily associated with the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018 as well as the finalization of the Key and Waitt purchase price allocations in the third quarter of fiscal 2019.  In addition, as of October 1, 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our billboard customers. Lastly, accretion expense in connection with asset retirement obligations for certain billboard assets increased to $134,992 in fiscal 2019 primarily due to the Waitt, Key and Tammy Lynn transactions.

●

General and administrative expenses increased from $4,222,015 in fiscal 2018 to $6,346,698 in fiscal 2019, an increase of 50.3%.  The increase was due primarily to increased staffing and system implementations from recent acquisitions as well as increased staffing to meet future anticipated demand for our products and services.  As a percentage of total revenues, general and administrative expenses decreased to 15.3% in fiscal 2019 from 21.1% in fiscal 2018.

Net Loss from Operations.  Net loss from operations in fiscal 2019 was $12,412,096, or 30.0% or total revenues, as compared to a net loss from operations of $12,257,541, or 61.2% of total revenues, in fiscal 2018.  The increase in net loss from operations in dollars was primarily due to increased amortization expense associated with the billboard acquisitions completed in the third quarter of fiscal 2018 as well as increased cost of billboard revenues and cost of insurance revenues.  However, net loss from operations decreased as a percentage of total revenues in fiscal 2019 primarily due to the decrease in employee costs, general and administrative expenses, amortization expense, and professional fees as a percentage of total revenues as revenues from the Waitt, Key and Tammy Lynn businesses acquired in the third quarter of 2018 and from our UCS surety bond business grew at a faster rate than these expenses.  Our net loss from operations of $12,412,096 in fiscal 2019 included $13,709,133 from non-cash amortization, depreciation and accretion expenses.

Other Income (Expense). In fiscal 2019, we had net other income of $10,930,831.  Net other income included $6,273,337 from unrealized gains on large publicly traded equity securities mainly held by Boston Omaha, $710,169 in dividend income from equity securities held by Boston Omaha, $479,366 in equity in income from unconsolidated affiliates, $572,181 in realized gains mainly from the sale of marketable equity securities held by UCS, and interest income of $3,198,527, primarily derived from our investments in short-term treasury securities as well as our DFH preferred units, which was partially offset by interest expense of $302,749 incurred under Link's term loan which commenced in August 2019.  During fiscal 2018, we had net other income of $3,098,710, which included $500,017 in equity in income of unconsolidated affiliates, $662,666 in realized gains on disposition of investments, and interest income of $1,953,226, which was partially offset by unrealized losses on securities of $15,395 and interest expense of $1,804.

Net Loss Attributable to Common Stockholders.  We had a net loss attributable to common stockholders in the amount of $1,486,923 in fiscal 2019, or a loss per share of $0.07, based on 22,778,405 weighted average shares outstanding. This is compared to a net loss attributable to common stockholders in the amount of $9,113,937 in fiscal 2018, or a loss per share of $0.46, based on 19,933,467 weighted average shares outstanding.

The following tables report results for the two segments in which we operate, billboards and insurance, for fiscal 2019 and fiscal 2018:

Results of Billboard Operations

	For the Years Ended December 31,
	2019		2018
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$28,429,167	100.0%	$14,065,132	100.0%
Cost of Revenues
Ground rents	6,238,827	22.0%	2,999,971	21.3%
Utilities	1,166,644	4.1%	604,484	4.3%
Commissions paid	2,708,485	9.5%	1,296,429	9.2%
Other costs of revenues	1,207,193	4.2%	738,146	5.3%
Total cost of revenues	11,321,149	39.8%	5,639,030	40.1%
Gross margin	17,108,018	60.2%	8,426,102	59.9%
Other Operating Expenses
Employee costs	6,027,205	21.2%	3,299,893	23.5%
Professional fees	700,626	2.5%	585,145	4.2%
General and administrative	3,094,573	10.9%	1,482,971	10.4%
Amortization	9,313,916	32.8%	4,782,144	34.0%
Depreciation	3,080,775	10.8%	2,022,787	14.4%
Accretion	134,992	0.5%	52,639	0.4%
Loss on disposition of assets	223,890	0.8%	150,649	1.1%
Bad debt expense	297,146	1.0%	125,351	0.9%
Total expenses	22,873,123	80.5%	12,501,579	88.9%
Segment Loss from Operations	(5,765,105)	(20.3%)	(4,075,477)	(29.0%)
Interest income (expense)	(251,657)	(0.9%)	130	0.0%
Net Loss Attributable to Common Stockholders	$(6,016,762)	(21.2%)	$(4,075,347)	(29.0%)

Comparison of Fiscal 2019 to Fiscal 2018. In fiscal 2019, there was a 102.1% increase in net billboard revenues from fiscal 2018, reflecting the acquisition of billboards from Waitt, Key and Tammy Lynn in the third quarter of fiscal 2018 and improving rental and occupancy rates of our billboards.  Other than ground rents, commissions paid, and general and administrative expenses, all other significant costs decreased as a percentage of segment operating revenues.  Net loss from operations increased in total dollars but decreased as a percentage of segment revenues.  The key factors affecting our billboard operations results during fiscal 2019 were as follows:

●

Amortization expense in fiscal 2019 increased $4,531,772, or 94.8%, when compared to fiscal 2018.  The increase mainly reflects the Waitt, Key and Tammy Lynn transactions completed in the third quarter of fiscal 2018 as well as the finalization of the Key and Waitt purchase price allocations in the third quarter of fiscal 2019.  In addition, as of October 1, 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our billboard customers.

●

Depreciation expense in fiscal 2019 increased $1,057,988, or 52.3%, when compared to fiscal 2018.  The increase was primarily due to the acquisitions of billboard assets under the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

●

Ground rent expense in fiscal 2019 increased $3,238,856, or 108.0%, when compared to fiscal 2018.  The increase was primarily due to the acquisition of billboards from Waitt, Key and Tammy Lynn as well as the new lease accounting standard (ASC 842), which went into effect on January 1, 2019, where lease expense is now recognized on a straight-line basis over the lease term.  Ground rents increased as a percentage of total segment operating revenues from 21.3% in fiscal 2018 to 22.0% in fiscal 2019.

●

Increases in commissions paid are associated with an increase in net billboard revenues driven mainly by the Waitt, Key and Tammy Lynn transactions as well as improved rental and occupancy rates.  As a percentage of total segment operating revenues, commissions paid increased from 9.2% in fiscal 2018 to 9.5% in fiscal 2019.

●

Other increases in operating expenses, including increased employee costs and general and administrative expenses, mainly reflect the Waitt, Key and Tammy Lynn transactions in the third quarter of fiscal 2018.

Results of Insurance Operations

	For the Years Ended December 31,
	2019		2018
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$10,944,313	84.4%	$3,184,312	53.5%
Insurance commissions	1,567,331	12.1%	2,606,031	43.7%
Investment and other income	448,327	3.5%	165,918	2.8%
Total operating revenues	12,959,971	100.0%	5,956,261	100.0%
Cost of Revenues
Commissions paid	4,114,251	31.7%	1,442,374	24.2%
Premium taxes, fees, and assessments	386,617	3.0%	132,740	2.2%
Losses and loss adjustment expense	1,789,350	13.8%	374,507	6.3%
Total cost of revenues	6,290,218	48.5%	1,949,621	32.7%
Gross margin	6,669,753	51.5%	4,006,640	67.3%
Other Operating Expenses
Employee costs	5,094,581	39.3%	4,808,522	80.7%
Professional fees	250,992	1.9%	513,266	8.6%
General and administrative	2,358,416	18.2%	2,113,067	35.5%
Amortization	1,158,057	9.0%	1,254,514	21.1%
Depreciation	21,393	0.2%	16,620	0.3%
Bad debt expense	2,735	0.0%	923	0.0%
Total expenses	8,886,174	68.6%	8,706,912	146.2%
Segment Loss from Operations	(2,216,421)	(17.1%)	(4,700,272)	(78.9%)
Interest income (expense)	151	0.0%	(1,469)	(0.0%)
Unrealized gain on securities	1,193,042	9.2%	-	0.0%
Gain on sale of investments	557,279	4.3%	24,301	0.4%
Noncontrolling interest in subsidiary (income) loss	(5,658)	(0.0%)	44,894	0.7%
Net Loss Attributable to Common Stockholders	$(471,607)	(3.6%)	$(4,632,546)	(77.8%)

Comparison of Fiscal 2019 to Fiscal 2018. In fiscal 2019, total operating revenues increased by 117.6% when compared to fiscal 2018, primarily due to a 243.7% increase in premiums earned at UCS.  In addition, during fiscal 2019, expenses grew at a slower rate than revenues, resulting in a reduced loss from insurance operations.  The key factors affecting our insurance operations results during fiscal 2019 were as follows:

●

Increased premiums earned from our UCS subsidiary in fiscal 2019, reflecting our ability to now sell surety insurance in all 50 states and the District of Columbia as well as growth within our rental guarantee bond program.  During fiscal 2018, we were just beginning operations in a number of states and did not receive approval from California until August 2018.

●	Our brokerage operations realized a decrease in insurance commissions from other insurance carriers as more premium was written internally through UCS.

●

The favorable impact of these additional revenues to UCS were partially offset by increased commissions paid, primarily due to increased revenues within UCS from third-party agents and the sale of certain rental guarantee bonds which generally provide a higher commission structure.

●

Our losses and loss adjustment expense as a percentage of insurance revenues increased in connection with our loss reserve estimates based on increased revenue within UCS as well as entering new geographic markets.

●	We continue our efforts to improve operating results by expanding marketing efforts and the technology infrastructure that is utilized by UCS and our brokerage operations.

●

Employee costs and general and administrative expenses decreased as a percentage of insurance revenue to 39.3% and 18.2%, respectively, during fiscal 2019.  This is compared to 80.7% and 35.5% of insurance revenues, respectively, during fiscal 2018.

●

During fiscal 2019, our loss from insurance operations was reduced by unrealized gains on our investments in publicly held securities and gains on the sale of publicly held equity investments.  We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds.  While these investments have produced realized and unrealized gains in fiscal 2019, these investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for Fiscal 2019 compared to Fiscal 2018. The table below summarizes our cash flows, in dollars, for fiscal 2019 and fiscal 2018:

	2019	2018
Net cash provided by operating activities	$9,613,549	$38,325
Net cash used in investing activities	(60,626,598)	(164,756,183)
Net cash provided by financing activities	49,241,242	175,631,127
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,771,807)	$10,913,269

Net Cash Provided by Operating Activities.  Net cash provided by operating activities in fiscal 2019 was $9,613,548 as compared with $38,325 in fiscal 2018. The increase was primarily attributable to the acquisitions of Waitt, Key and Tammy Lynn as well as continued growth in our operations and unearned premiums from our insurance operations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $60,626,598 in fiscal 2019 as compared with $164,756,183 during fiscal 2018. This decrease in net cash used in investing activities is primarily the result of decreased business acquisition activity during 2019 when compared to our 2018 acquisitions of Waitt, Key and Tammy Lynn, which totaled $134,798,950 from a cash standpoint. Partially offsetting the decrease in acquisition activity is our current year investment in preferred units of DFH as well as increased net cash outflows related to our purchases and proceeds from the sale of investments.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $49,241,242 in fiscal 2019 and consists of gross proceeds of $32,204,732 raised through our “at the market” offerings, offset by offering costs of $1,023,490, as well as gross proceeds of $18,060,000 received related to our term loan with First National Bank of Omaha. This is a decrease from fiscal 2018 in which we had $175,631,127 provided by financing activities consisting of gross proceeds of approximately $150,000,000 raised through the sale of our Class A common stock in our 2018 private placement and gross proceeds of $27,245,682 raised through our “at the market” offering during fiscal 2018, offset by offering costs of $1,614,555 collectively.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, a broadband service provider whose assets we acquired in March 2020 and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At December 31, 2019, we had approximately $16 million in unrestricted cash and approximately $75 million in U.S. Treasury securities available for sale. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. Similar to our previous issuance in connection with the acquisitions of Tammy Lynn and Image, in the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

 Since March 2018, we have utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and declared effective in February 2018, which authorizes us to sell up to $200,000,000 through the sales of securities to the public. The original “at the market” offering was pursuant to a Sales Agreement entered into on March 2, 2018 with Cowen and Company, LLC, which we refer to as “Cowen,” and related to the sale of shares of our Class A common stock. In accordance with the terms of that Sales Agreement, we had the option to sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen was not required to sell any specific amount of securities, but acted as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through August 20, 2019, we sold through Cowen an aggregate of 2,141,452 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $49,999,625, of which 942,223 shares were sold during fiscal 2019 for gross proceeds of $22,753,943.  We subsequently entered into a new Sales Agreement with Cowen which allows us to sell up to an additional $75,000,000 of our Class A common stock under the same compensation arrangement to Cowen. This new "at the market" offering provides us with the flexibility to seek to raise additional capital in amounts we deem appropriate and at price levels approved by us, with lower costs than a traditional underwritten public offering. We have no specific plans for the use of any proceeds from this new “at the market” offering of our Class A common stock. During fiscal 2019, we sold 448,880 shares of our Class A common stock under this new "at the market" offering for gross proceeds of $9,450,789. As of the date of this report, we have not sold any shares of our Class A common stock during 2020.

On August 12, 2019, Link, our wholly owned subsidiary which owns and operates our billboard businesses, entered into a Credit Agreement, which we refer to as the “Credit Agreement,” with First National Bank of Omaha, which we refer to as the “Lender,” under which Link may borrow up to $40,000,000, which we refer to as the "Credit Facility." The Credit Agreement provides for an initial term loan, which we refer to as “Term Loan 1,” of up to $24,900,000, an incremental term loan, which we refer to as "Term Loan 2,” and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by Boston Omaha Corporation or any of our non-billboard businesses. Link has initially borrowed $18,060,000 under the Credit Facility. Term Loan 1 has a fixed interest rate of 4.25% per annum with interest only payments due through July 1, 2020. Term Loan 2 has a loan availability in an amount not to exceed three times 2019 reported EBITDA reduced by the loan principal under Term Loan 1 and must be drawn before June 30, 2020. If utilized, Term Loan 2 will have a fixed rate of interest determined using the seven-year Treasury rate plus 195 basis points but in any event an interest rate no less than 4.20% per annum. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to either a 15-year or 25-year amortization schedule. For Term Loan 1, these payments are due commencing on the earlier of July 1, 2020 or the first day of the first calendar month following any draw down under Term Loan 2. For Term Loan 2, these principal payments are due commencing on the last day of the month following the closing of Term Loan 2. Both term loans are payable in full on August 12, 2026. Commencing July 1, 2020, principal payments for these term loans are amortized over a 15-year period. Link retains the option to amortize loan principal payments on both term loans on a 25-year amortization schedule provided Link meets a 2:00 to 1:00 consolidated leverage ratio test as described in the Credit Agreement and meets certain other customary terms and conditions set forth in the Credit Agreement. During the first three years of the term loans, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 2.0% and 0.5%. After three years, there is no prepayment penalty. In addition to the term loans, the Credit Agreement allows Link to borrow up to $5,000,000 through August 12, 2021 under a revolving line of credit, subject to the limitation that Link's total borrowings under both term loans and the line of credit may not exceed $40,000,000 in the aggregate. Interest payments on the revolving line of credit are based on the 30 day LIBOR rate plus an applicable margin ranging between 2.00% and 2.50% dependent on Link's consolidated leverage ratio.

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

We believe that our existing cash and short-term investments, generated by the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, additional funds that we may receive in the current “at the market” offering, funds received and in the future available through the credit agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. At December 31, 2019, we had approximately $91 million available in unrestricted cash and U.S. Treasury securities. If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all.

In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities.  In addition to our current credit facility, any other future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Link's existing credit facility imposes restrictions on Link that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard and insurance industries. Specifically, these restrictions place limits on Link and its subsidiaries' ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our billboard assets. Our credit facility requires us to meet a fixed charge coverage ratio and other financial covenants. Our ability to comply with these loan covenants may be affected by factors beyond our control and a breach of any loan covenants would likely result in an event of default under the credit facility, which would permit the lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

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

Right of Use Assets and Lease Liabilities

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. We have elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months.

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

Insurance.  Accounts receivable consists of premiums and anticipated salvage. All of the receivables have payment terms of less than twelve months.

Deferred Policy Acquisition Costs

Insurance policy acquisition costs consist primarily of commissions to agents and brokers and premium taxes, fees, and assessments. Such costs that are directly related to the successful acquisition of new or renewal insurance contracts are deferred and amortized over the related policy period, generally one to three years. The recoverability of these costs is analyzed by management quarterly, and if determined to be impaired, is charged to expense. We do not consider anticipated investment income in determining whether a premium deficiency exists. All other acquisition expenses are charged to operations as incurred.

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

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two years and 50 years as follows:

Years

Customer relationships	3 to 10
Permits, licenses, and lease acquisition costs	10 to 50
Noncompetition and nonsolicitation agreements	2 to 5
Technology, trade names, and trademarks	2 to 3
Site location	15

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

During the fourth quarter of 2019, we updated our analysis of economic lives of customer relationships. As of October 1, 2019, we extended the amortization period to 10 years to better reflect the estimated economic lives of our billboard customers. This change in accounting estimate decreased amortization expense and decreased the net loss by $2,124,125, or $0.09 per basic and diluted share, in the fourth quarter of 2019.

Investments

Investments include certificates of deposit, marketable equity securities, investments in corporate bonds, and U.S. Treasury securities. U.S Treasury securities and corporate bonds held by our insurance entities are classified as held-to-maturity and are accounted for at amortized cost. We have both the intent and ability to hold the securities to maturity. U.S treasury securities and corporate bonds held by non-insurance entities are classified as available for sale and are accounted for at fair value. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets.  Certificates of deposit are accounted for at carrying value with no adjustments for changes in fair value. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains and losses are included in earnings.

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

Funds Held as Collateral Assets

Funds held as collateral assets consist principally of cash collateral received from principals to guarantee performance on surety bonds issued by us, as well as all other contractual obligations of the principals to the surety. For 2018, we held long-term certificates of deposit as collateral.

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. Estimates for losses and loss adjustment expenses are based on past experience of investigating and adjusting claims and consideration of the level of premiums written during the current and prior year. Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve. The effects of changes in estimated reserves are included in the results of operations in the period in which the estimates are updated.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2019, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of December 31, 2019, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of the Registered Public Accounting Firm

The attestation report of MaloneBailey, LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in this Annual Report on Form 10-K on page F-2 and is incorporated herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Executive Officers and Directors. The following table lists the current members of our Board of Directors and our executive officers as of March 12, 2020. The address for our directors and officers is c/o Boston Omaha Corporation, 1411 Harney Street, Suite 200, Omaha, Nebraska 68102.

Name	Age	Position(s)	(1)	(2)	(3)

Alex B. Rozek	41	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Adam K. Peterson	38	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Joshua P. Weisenburger	36	Chief Financial Officer, Secretary, and Treasurer

Bradford B. Briner	43	Director	X	X

Brendan J. Keating	38	Director

Frank H. Kenan II	38	Director		X	X

Jeffrey C. Royal	43	Director	X	X	X

Vishnu Srinivasan	41	Director	X		X

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

Alex B. Rozek, age 41, has been Co-Chairperson of our Board of Directors, Co-Chief Executive Officer and President since February 2015, when he became a member of our Board of Directors.  He also serves as the Managing Member of Boulderado Partners, LLC, a private investment partnership founded in July 2007.  From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group.  Prior to 2004, he worked for Hunton & Williams and FedEx.  Mr. Rozek is also one of three appointees from the town of Woodstock to ECFiber, a fiber telecommunications cooperative in east-central Vermont.  Mr. Rozek graduated with a B.S. in Biology and a Minor in Chemistry from the University of North Carolina at Chapel Hill.  Our Board of Directors has determined that Mr. Rozek’s 16 years’ experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Adam K. Peterson, age 38, has been Co-Chairperson of our Board of Directors since February 2015, when he became a member of our Board of Directors, and has been President since December 2017. Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP, Magnolia BOC I, LP, and Magnolia BOC II, LP.  Since June 2017, Mr. Peterson has served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market. Since May 2016, Mr. Peterson has served as a Director for Brampton Brick Ltd., a publicly traded Canadian company traded on the Toronto Stock Exchange. From November 2005 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities.  From May 2004 through June 2006, Mr. Peterson was a financial analyst for Kiewit Corporation.  Mr. Peterson graduated with a B.S. in Finance from Creighton University.  Our Board of Directors has determined that Mr. Peterson’s 15 years’ experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Joshua P. Weisenburger, age 36, has served as our Chief Financial Officer, Secretary and Treasurer since June 2017. Mr. Weisenburger, who joined us in 2016, has also served as our Chief Accounting Officer and our Controller.  From July 2011 through June 2016, Mr. Weisenburger was employed by Ecolab, Inc., a global leader in water, hygiene and energy technologies and services. At Ecolab, Mr. Weisenburger served first as a finance manager and then as a finance controller throughout various divisions within the company.  Prior to his time at Ecolab, Mr. Weisenburger was employed from June 2005 through August 2009 by Kiewit Corporation, a construction, engineering and mining services company, and held several different treasury roles.  Mr. Weisenburger graduated with a B.S. in Finance from Creighton University and an MBA from the University of Minnesota - Carlson School of Management.

Bradford B. Briner, age 43, has served as a member of our Board of Directors since April 2016.  Mr. Briner is also currently a member of our Audit and Risk Committee and Compensation Committee. Mr. Briner joined Willett Advisors in 2012 and is the Co-Chief Investment Officer.  Willett Advisors is the investment management arm of the Bloomberg Family and for Bloomberg Philanthropies.  Previously, Mr. Briner was the Managing Director of Private Investments for Morgan Creek Capital, a $10 billion fund of funds that he co-founded in 2004.  Mr. Briner graduated from the University of North Carolina at Chapel Hill as a Morehead Scholar with a degree in economics with distinction.  Mr. Briner also received an MBA with distinction from Harvard Business School.  Our Board of Directors has determined that Mr. Briner’s 21 years’ experience in real estate, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Brendan J. Keating, age 38, has served as a member of our Board of Directors since February 2016. Since August 2015, Mr. Keating has been Manager and CEO of Logic Real Estate Companies, LLC, a company based in Las Vegas, Nevada and formed in 2015 which provides commercial property brokerage and property management services. A trust controlled by members of Mr. Keating’s family owns a majority of the membership interest in Logic Real Estate Companies, LLC.  From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.  Our Board of Directors has determined that Mr. Keating’s 15 years’ experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Frank H. Kenan II, age 38, has served as a member of our Board of Directors since June 2017. Mr. Kenan is also currently a member of our Compensation Committee and Nominating and Corporate Governance Committee. Since August 2014, Mr. Kenan has served as the Co-Founder and Principal of KD Capital Management, LLC. From September 2011 to December 2014, Mr. Kenan served as an Investment Analyst at Boulderado Group, LLC. From January 2006 to January 2008, Mr. Kenan served as a Development Associate at Edens & Avant. From May 2005 to January 2006, Mr. Kenan served as an Analyst at Vivum Group. Mr. Kenan currently serves as a member of the Board of Directors of the Cougar Club of the College of Charleston, a 501(c)(3) non-profit organization that serves as the fundraising arm for the College of Charleston Athletic Department. Mr. Kenan holds a B.S. from the College of Charleston and an M.B.A. from the University of North Carolina at Chapel Hill – Kenan-Flagler Business School. Our Board of Directors has determined that Mr. Kenan’s 15 years’ experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Jeffrey C. Royal, age 43, has served as a member of our Board of Directors since January 2019. Mr. Royal is also currently a member of our Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Mr. Royal has also served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market, since October 2017. Since January 2006, Mr. Royal has been the President of Dundee Bank located in Omaha, Nebraska. Prior to joining Dundee Bank, he was Second Vice President of First National Bank of Omaha. Mr. Royal received both his Bachelor’s and Master’s degree in Business Administration from Creighton University and completed the Stonier Graduate School of Banking at Georgetown University and the University of Pennsylvania. Our Board of Directors has determined that Mr. Royal’s 14 years’ experience in banking qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Vishnu Srinivasan, age 41, has served as a member of our Board of Directors since June 2017. Mr. Srinivasan is also currently a member of our Audit and Risk Committee and Nominating and Corporate Governance Committee. Mr. Srinivasan joined Ganesh Investments, L.L.C. in 2012, focused on public and private equity investments as a Vice President; he currently is a Managing Director at Ganesh Investments, L.L.C. Ganesh Investments provides investment advisory services to members of the Pritzker family and their charitable foundations. From November 2009 to October 2012, Mr. Srinivasan was an Analyst at Alyeska Investment Group, a long/short hedge fund. From August 2002 until October 2009, Mr. Srinivasan was a Principal and held various other roles at Berkshire Partners, a private equity fund. Mr. Srinivasan graduated summa cum laude from the Wharton School at the University of Pennsylvania with a degree in economics. Mr. Srinivasan also received an MBA from Harvard Business School. Our Board has determined that Mr. Srinivasan’s 18 years’ experience in public and private equity, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Significant Employees

In addition to our Executive Officers, we also employ the following significant employees:

W. Scott LaFoy, age 58, joined Link in May 2018 to manage Link's merger and acquisition activities and was named as interim Chief Executive Officer in December 2019.  From 2015 to 2018, Mr. LaFoy served as general manager for the Chattanooga division of Fairway Outdoor Advertising.  From 1999 until its acquisition by Fairway Outdoor Advertising in 2015, Mr. LaFoy owned and operated LaFoy Outdoor Advertising.  From 1996 until 1999, he served as Regional President for Clear Channel Outdoor/Eller Media and Regional Director for its predecessor Universal Outdoor.  Mr. LaFoy has more than 34 years' experience in management of outdoor advertising businesses. Mr. LaFoy holds a B.A. in Interdisciplinary Studies and a Minor in History from the University of Central Florida.

Dave Herman, age 35, has served as President of GIG since August 2019 and previously served as GIG's Chief Operating Officer since January 2019. Prior to joining GIG, Mr. Herman owned Anthros Consulting, Inc., a company that combined business strategy with software systems, data visualization, and analytics expertise from May 2015 through December 2018. From February 2013 through May 2015, Mr. Herman was employed by McKinsey and Company, specializing in operations, supply chain, and strategic turnarounds. Mr. Herman holds a Ph.D. in Materials Science and Engineering from Northwestern University, a certificate of Management for Scientists and Engineers from the Kellogg School of Management at Northwestern University, and a B.S. in Materials Science and Engineering and Minor in Engineering Management from Cornell University.

Robert Thomas, age 56, was appointed as President of UCS in August 2019 and previously served as UCS' Chief Operating Officer from October 2017 to August 2019. From April 2011 through March 2017, Mr. Thomas served as President of Hanover Surety and previously served as President of Argo Surety from March 2008 through March 2011. Mr. Thomas has been employed in the surety insurance industry since 2001 and the reinsurance industry from 1987 through 2001. Mr. Thomas holds a B.A. in Business Administration and Management from the University of Saint Thomas.

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

Members of the Board discussed various business matters informally on numerous occasions throughout the year. There were twelve telephonic Board meetings and seven unanimous written consents of directors in lieu of meetings. All current directors attended at least 75% of the aggregate of the meetings of our Board of Directors and the meetings held by committees of the Board on which they served. Independent directors endeavor to meet on a regular basis as often as necessary to fulfill their responsibilities.

Our Board of Directors currently has seven members, including four independent directors. Messrs. Peterson and Rozek are designated by MCF and BP, and Mr. Keating is affiliated with Logic, in which the Company owns a 30% interest, and 24th Street Holding Company, LLC, in which we own a 49.9% interest, both directly and indirectly through our ownership in Logic, and therefore none of Messrs. Peterson, Rozek, or Keating are considered independent. Other than members elected by the holders of our Class B common stock, members of the Board of Directors are elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.  Under the terms of our certificate of incorporation, the holders of our Class B common stock elect two members to our Board of Directors, which members currently are Mr. Rozek and Mr. Peterson.

Director Independence. The Company’s Class A common stock is listed on the NASDAQ Capital Market stock exchange. The Board considers the status of its members pursuant to the independence requirements set forth in the applicable NASDAQ rules and applicable federal securities laws. Our Board of Directors has affirmatively determined that each of Bradford B. Briner, Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan is an independent director under the applicable rules of NASDAQ and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. As of December 31, 2019, the members of the Audit and Risk Committee, Compensation Committee and Nominating and Corporate Governance Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and applicable NASDAQ listing requirements.

Cessation of Controlled Company Status. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “Controlled Company” and may elect not to comply with certain NASDAQ corporate governance requirements.

On July 3, 2018, we announced that MCF no longer holds a majority of the voting power necessary to elect our outside directors. As a result, we now comply with all general NASDAQ corporate governance guidelines as we no longer qualify for the “Controlled Company” exemption as defined by NASDAQ rules. On January 10, 2019 we increased the size of our Board of Directors from six to seven directors, and approved the election of Jeffrey Royal as a director to fill the vacancy created by the increase to the size of the Board of Directors. In accordance with NASDAQ corporate governance guidelines, a majority of our Board is now comprised of independent directors.

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

Our Audit and Risk Committee currently consists of Bradford B. Briner, Jeffrey C. Royal, and Vishnu Srinivasan, with Mr. Briner serving as chair of the committee. The Audit and Risk Committee assists the Board of Directors in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. The Audit and Risk Committee was formed in June 2017, and held four meetings and acted by unanimous written consent one time during fiscal 2019. The Board has determined that each of the members of the Audit and Risk Committee meets the criteria for independence under the applicable listing standards of NASDAQ, and that, due to his experience as described in the section entitled “Executive Officers and Directors,” Mr. Briner also qualifies as an “audit committee financial expert” and “independent” as defined by the applicable rules adopted by the SEC and NASDAQ. Our Board of Directors has adopted a written charter under which the Audit and Risk Committee operates, and which was amended and restated on February 21, 2020. A copy of the Audit and Risk Committee charter is available on our website at http://www.bostonomaha.com/documents/81/1bc381bf3541d2da6b7c080b1ee114ec.pdf.

Our Compensation Committee currently consists of Bradford B. Briner, Frank H. Kenan II, and Jeffrey C. Royal, with Mr. Kenan serving as chair of the committee. The Compensation Committee of the Board of Directors is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers and evaluate our executive officers’ performance and advise on salary, bonus and other incentive and equity compensation. The Compensation Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. In 2019, no compensation consultant was engaged for employee or executive compensation. The Compensation Committee was created in June 2017 and held three meetings and acted by unanimous written consent three times during fiscal 2019. The Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the applicable NASDAQ listing standards. Our Board of Directors has adopted a written charter under which the Compensation Committee operates, and which was amended and restated on May 30, 2019. A copy of the Compensation Committee charter is available on our website at http://www.bostonomaha.com/documents/81/d636071762fda9fcadbd82bc7cca4b92.pdf.

Our Nominating and Corporate Governance Committee currently consists of Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan, with Mr. Srinivasan serving as chair of the committee. The Nominating and Corporate Governance Committee is primarily concerned with identifying individuals qualified to become members of our Board of Directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our Board of Directors and the development of our corporate governance guidelines and principles. The Nominating and Corporate Governance Committee was created in June 2017 and held three meetings and acted by unanimous written consent three times in fiscal 2019. Our Board of Directors has adopted a written charter under which the Nominating and Corporate Governance Committee operates, and which was amended and restated on May 30, 2019. A copy of the Nominating and Corporate Governance Committee charter is available on our website at http://www.bostonomaha.com/documents/81/0f0db6ab6083bb4fc913fcbbb592f366.pdf.

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

We are committed to diversity in all aspects of our business and activities and at all levels of our business, including our Board of Directors. Our Board of Directors highly values diversity and supports the election and appointment of diverse candidates to the Board. The Board believes that having directors of diverse perspectives, opinions, backgrounds, skills and experiences contributes to a balanced and effective Board. The Board is committed to administering a director election process that encourages and promotes consideration of diverse candidates in the nomination and election of directors to the Board. The Board encourages our stockholders to consider diversity when nominating individuals for member director positions. In selecting nominees for independent director positions, we have in the past and will continue to consider many factors, with an emphasis on diversity of perspectives, opinions, backgrounds, skills and experiences.

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

Pursuant to the Amended and Restated Bylaws, a stockholder who, in accordance with Rule 14a-8, under the Exchange Act, wants to present a proposal for inclusion in the Company’s proxy statement and proxy card relating to either the Company’s annual stockholders’ meeting or a special stockholders’ meeting must submit the proposal to the Company and, pursuant to Article I, Sections 2 and 3 of our Amended and Restated Bylaws, the notice of the proposal must be delivered to or mailed and received at the principal executive offices of the Company (i) not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day in advance of the anniversary of the previous year’s annual meeting if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year’s annual meeting or not later than 70 days after the anniversary of the previous year’s annual meeting; and (ii) with respect to any other annual meeting of stockholders, no later than the close of business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. However, if the date of our 2020 Annual Meeting of Stockholders occurs more than 30 days before or 70 days after the anniversary of the 2019 Annual Meeting of Stockholders, a stockholder notice will be timely if it is received at our principal executive office no later than the close of business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. The Company announced on February 6, 2020 that the 2020 Annual Meeting of Stockholders will be held on May 30, 2020, which is not more than 30 days before the anniversary of the 2019 Annual Meeting of Stockholders; therefore, any notice intended to be given by a stockholder with respect to the Company’s 2020 Annual Meeting of Stockholders pursuant to our Amended and Restated Bylaws must have been received at our principal executive office no later than the close of business on March 10, 2020. To be in proper form, a stockholder’s notice must include the specified information concerning the stockholder and the business proposal or nominee, as described in Article I, Sections 2 and 3 of our Amended and Restated Bylaws.

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

Additionally, in July 2018, the Board of Directors adopted a policy whereby Outside Directors are required to hold $50,000 of the Company’s Class A common stock (either directly or indirectly), which amount is converted to a fixed share amount using the average closing price of our Class A common stock during the immediately preceding three months for the period ending June 30, 2018 for any Outside Directors in July 2018 and three months from the last day of the calendar month preceding the date of appointment of any director appointed thereafter. Outside Directors are required to achieve fully their respective ownership level within three years and 50% of the requirement within 18 months from adoption or election, as applicable. The Board of Directors also provided that these guidelines may be modified by the Compensation Committee of the Board of Directors. All of our Outside Directors are currently in compliance with all of these ownership guidelines.

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

Based upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that our executive officers and directors, and ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our principal executive officers and the three most highly compensated individuals other than our principal executive officers for the Company’s last two completed fiscal years:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($) (1)	Total ($)
Alex B. Rozek	2019	$275,000	-	-	$275,000
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2018	$23,660	-	-	$23,660

Adam K. Peterson	2019	$23,660	-	-	$23,660
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2018	$23,660	-	-	$23,660

Joshua P. Weisenburger	2019	$220,000	$125,000	$8,763	$353,763
Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer	2018	$198,000	$110,000	$7,890	$315,890

James A. McLaughlin (2)	2019	$300,000	-	$6,510	$306,510
President of Link Media Holdings, LLC	2018	$258,333	-	$10,180	$268,513

(1) Employer contribution to 401(k) plan.

(2) Mr. McLaughlin retired as President of Link Media Holdings, LLC, effective as of December 31, 2019.

Director and Officer Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards to directors or officers at December 31, 2019.  We do not currently have any equity incentive plans established and, as a result, none of our officers or directors is a party to any equity incentive plan with the Company.

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

Name	Year	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Bradford B. Briner	2019	$10,000	-	$10,000
Brendan J. Keating	2019	$10,000	-	$10,000
Frank H. Kenan II	2019	$10,000	-	$10,000
Vishnu Srinivasan	2019	$10,000	-	$10,000
Jeffrey C. Royal	2019	$10,000	-	$10,000

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

Employment Contracts, Termination of Employment and Change in Control Arrangements

Rozek and Peterson Employment Agreements. On August 1, 2015, we entered into employment agreements with each of Alex B. Rozek and Adam K. Peterson. Mr. Rozek and Mr. Peterson each serve as a Co-Chief Executive Officer and as a Co-President. Each of the employment agreements has a one-year term, with automatic successive one-year renewal terms unless we or the executive decline to renew the agreement. Each of the employment agreements provides for a base salary at federal minimum wage per year through December 31, 2015, and an annualized base salary of $275,000 thereafter. However, each of these agreements was amended to delay an increase in the base salary from federal minimum wage until such time as approved by the Compensation Committee. On January 2, 2019, the Compensation Committee approved compensating Mr. Rozek at the base salary of $275,000 per year. On December 27, 2019, the Compensation Committee approved compensating Mr. Peterson at the base salary of $275,000 per year, effective January 1, 2020. On February 3, 2020, the Compensation Committee approved increases to the base salaries of Mr. Rozek and Mr. Peterson from $275,000 to $286,000, effective retroactively to January 1, 2020. Each of the employment agreements also provides for certain severance payments to the executives in the event their employment is terminated by us without “cause” or if the executive terminates his employment for “good reason.”

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

In the event that either Mr. Rozek or Mr. Peterson’s employment is terminated without cause or if either elects to terminate his employment for “Good Reason,” he is entitled to receive severance payments equal to the amounts which would have been payable to him under the MIBP if he had remained with us through the remainder of the fiscal year in which his employment terminated multiplied by a fraction equal to the number of days during the fiscal year that the executive remained employed by us divided by 365. Severance payments also will include an amount equal to four months’ base salary for each full 12 month period the executive is employed by us commencing August 1, 2015, except that in no event shall severance payments exceed the then current base salary on a monthly basis multiplied by 12. For purposes of these employment agreements, "Good Reason" means any of the following: (i) a substantial diminution in the duties and responsibilities of the named executive; (ii) a substantial diminution in the named Executive's compensation or benefits; or (iii) relocation of the Company's place of business in which Executive is employed to a location outside of a thirty (30) mile radius of his then current place of employment.

Herman Employment Agreement.  On January 1, 2019, we hired David Herman to serve as the Chief Operating Officer of our wholly-owned subsidiary General Indemnity Group, LLC. On August 9, 2019, Mr. Herman became President of General Indemnity Group, LLC. In connection with the employment of Mr. Herman, General Indemnity Group, LLC and Mr. Herman entered into an employment letter agreement, pursuant to which Mr. Herman currently receives an annual base salary of $295,000 per year. In addition, Mr. Herman is eligible to receive an annual cash bonus, based on achievement of certain performance metrics determined within 30 days of the commencement of each fiscal year, that are tied to personal performance goals, overall company performance measured by growth of gross written premium, and a discretionary amount determined by the Company’s senior management. In the event Mr. Herman’s employment is terminated by General Indemnity Group, LLC without “Cause” or by Mr. Herman for “Good Reason,” Mr. Herman will be eligible to receive severance pay equal to twelve months’ base salary.

Thomas Employment Agreement.  On August 30, 2019, we hired Robert Thomas to serve as the President of United Casualty and Surety Insurance Company, a wholly-owned subsidiary of our wholly-owned subsidiary General Indemnity Group, LLC.  In connection with the employment of Mr. Thomas, United Casualty and Surety Insurance Company and Mr. Thomas entered into an employment letter agreement, pursuant to which Mr. Thomas will receive an annual base salary of $275,000 per year, which may be increased in increments up to $320,000 as determined by the growth of annual in-force written premium.  In addition, Mr. Thomas is eligible to receive an annual bonus, based on “Adjusted Pre-Tax Underwriting Income” performance, subject to a three-year vesting schedule whereby 60% of a positive bonus is payable 60 days following the end of each calendar year, 30% of the earned bonus is paid one year thereafter, and the remaining 10% is paid two years thereafter.  Negative bonus amounts for a given year will be applied against any unvested positive bonus amounts from prior years that have not yet been paid.  In the event that, after five years of employment, Mr. Thomas’s employment is terminated by United Casualty and Surety Insurance Company without “Cause” or by Mr. Thomas for “Good Reason,” Mr. Thomas will be entitled to be paid upon termination for any unvested portions of previously earned bonuses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 12, 2020 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of capital stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

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

	Class A common stock		Class B common stock
Name of Beneficial Owner	Shares	Percentage of Outstanding Class of Stock	Shares	Percentage of Outstanding Class of Stock	Percentage of Aggregate Voting Power of Class A common stock and Class B common stock (1)	Percentage of Aggregate Economic Interest of Class A common stock and Class B common stock (2)
Magnolia Capital Fund, L.P. (3)	-	0%	580,558	50.03%	17.05%	2.46%
Magnolia BOC I, LP	7,960,095	35.45%			23.37%	33.71%
Magnolia BOC II, LP (4)	2,070,328	9.22%			6.08%	8.77%
The Magnolia Group, LLC	93,176	*			*	*
Boulderado Partners, LLC (5)	493,276	2.20%	579,774	49.97%	18.47%	4.54%
Adam K. Peterson (3)(6)	10,211,561	45.48%	580,558	50.03%	47.03%	45.70%
Alex B. Rozek (5)(7)	774,554	3.45%	579,774	49.97%	19.30%	5.73%
Bradford B. Briner (8)	11,000	*			*	*
Brendan J. Keating (9)	95,000	*			*	*
Frank H. Kenan II (10)	181,666	*			*	*
Vishnu Srinivasan	7,000	*			*	*
Jeffrey C. Royal	-	*			*	*
James A. McLaughlin	84,600	*			*	*
David J. Herman	197	*			*	*
Joshua P. Weisenburger	2,418	*			*	*
All directors and officers as a group (10 persons)	11,367,996	50.63%	1,160,332	100.00%	67.45%	53.05%

_______________________

*	Less than 1%
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

(7)

Represents shares and warrants owned by Boulderado Partners, LLC and 281,278 shares of Class A common stock held by trusts of which Mr. Rozek is the trustee and over which he has voting power, but as to which he disclaims beneficial ownership. Mr. Rozek serves as the manager of Boulderado Capital, LLC, the manager of Boulderado Partners, LLC. On January 15, 2019, BP distributed to certain of its limited partner investors 485,169 shares of Class A common stock.

(8)	Represents 10,000 shares of Class A common stock held by a limited liability company of which Mr. Briner is the Managing Member and 1,000 shares of Class A common stock held by Mr. Briner.
(9)

Represents 47,400 shares of Class A common stock held by a trust established for the benefit of Mr. Keating and members of his family, 6,800 shares of Class A common stock held by Mr. Keating, and 40,800 shares of Class A common stock held in retirement and 401(k) accounts for the benefit of Mr. Keating.

(10)

Represents 58,276 shares of Class A common stock held by KD Capital, L.P., of which Mr. Kenan serves as a manager and owns 100% of KD Capital Management, LLC, which is the general partner of KD Capital, L.P. and 123,390 shares of Class A common stock held by a trust under which Mr. Kenan is both the trustee and beneficiary.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at December 31, 2019.  We do not currently have any compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, and, as a result, none of our officers and directors is a party to any equity compensation or incentive plan with the Company.

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

Two of our investments in affiliates, Logic and 24th Street Holding Company, LLC, are managed by Brendan Keating, a member of our board of directors. In 2019, we provided capital of approximately $170,000 to an entity controlled by 24th Street Holding Company, LLC for the purpose of making additional investments in unrelated third parties.

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

Pre-Approved Related Party Transactions. The Audit and Risk Committee has determined that the following transactions will be deemed pre-approved or ratified and will not require review or approval of the Audit and Risk Committee, even if the aggregate amount involved will exceed $120,000, unless otherwise specifically determined by the Audit and Risk Committee:

●

Any employment or compensation by the Company of an executive officer of the Company or any of its subsidiaries if the related compensation conforms with our Company’s compensation policies, if the executive officer is not a Family Member of another executive officer or of a director of our Board; and

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

(e)

a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of our executive officers served on the compensation committee of such other entity; or

(f)

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

Item 14. Principal Accountant Fees and Services.

Our independent auditor during fiscal 2019 and fiscal 2018 was MaloneBailey, LLP. During fiscal 2019 and fiscal 2018, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31,
	2019	2018
Audit Fees (1)	$641,000	$595,000
Audit-Related Fees (2)	$-0-	$132,000
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q, as well as associated consents and comfort letters.
(2)	Fees for audit-related services include fees associated with audits for our various acquisitions.

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

4.2 (*)	Form of Class B Common Stock (previously known as “Class A Common Stock”) Purchase Warrant, filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2015.

4.3 (*)

Amended and Restated Voting and First Refusal Agreement dated May 26, 2017 by and among the Company, Magnolia Capital Fund, L.P. and Boulderado Partners, LLC, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2017.

4.4 (*)

Form of Indenture, between the Company and U.S. Bank National Association, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-222853) filed with the Commission on February 2, 2018.

4.5 (*)

Class A Common Stock Purchase Agreement dated February 22, 2018, among Boston Omaha Corporation and the Purchasers named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2018.

4.6 (*)

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

4.7 (*)

Board Observer Letter dated March 6, 2018, among Boston Omaha Corporation and the Purchasers named therein, in the form attached as Annex II to the Class A Common Stock Purchase Agreement dated February 22, 2018, among Boston Omaha Corporation and the Purchasers named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2018.

4.8 (*)

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

10.3 (*)

Form of Indemnification Agreement, by and among the Company and each of its current directors, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

10.4 (*)(+)

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

10.6 (*)(+)	Amended and Restated Management Incentive Bonus Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2018.

10.7 (*)(+)

Amendment No. 2 to Employment Agreement dated February 27, 2018 by and between the Company and Alex B. Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2018.

10.8 (*)(+)

Amendment No. 2 to Employment Agreement dated February 27, 2018 by and between the Company and Adam K. Peterson, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2018.

10.9 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.11 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.12 (*)	$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC in favor of First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.13 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.14 (*)	Form of Term Loan Note 2 to be issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.15 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

13.1 (*)	2017 Annual Report, furnished with the Commission as originally filed with the Commission on April 2, 2018.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1 (#)	Schedule of Subsidiaries of the Company.

23.1 (#)	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	XBRL Instance Document.

101.SCH (#)	XBRL Taxonomy Extension Schema Document.

101.CAL (#)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	XBRL Taxonomy Extension Definition.

101.LAB (#)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	XBRL Taxonomy Presentation Linkbase Document.

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

March 13, 2020

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

March 13, 2020

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 13, 2020
	Alex B. Rozek	(Principal Executive Officer)

/s/	Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 13, 2020
	Adam K. Peterson	(Principal Executive Officer)

/s/	Bradford B. Briner	Director	March 13, 2020
Bradford B. Briner

/s/	Brendan J. Keating	Director	March 13, 2020
Brendan J. Keating

/s/	Frank H. Kenan II	Director	March 13, 2020
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	March 13, 2020
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	March 13, 2020
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	March 13, 2020
	Joshua P. Weisenburger	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Boston Omaha Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Houston, Texas

March 13, 2020

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,
	2019	2018

Current Assets:
Cash and cash equivalents	$16,028,514	$17,105,072
Restricted cash	343,518	1,038,767
Accounts receivable, net	4,190,543	4,464,444
Interest receivable	456,827	33,552
Short-term investments	6,547,171	6,251,064
Marketable equity securities	55,907,927	-
U. S. Treasury securities available for sale	75,409,199	86,845,386
Funds held as collateral assets	1,858,161	-
Prepaid expenses	1,422,637	2,823,654

Total Current Assets	162,164,497	118,561,939

Property and Equipment, net	36,825,019	41,702,155

Other Assets:
Goodwill	106,272,501	98,685,795
Intangible assets, net	32,271,581	37,032,534
Investments	42,638,240	32,381,686
Investments in unconsolidated affiliates	771,805	568,713
Funds held as collateral assets	-	973,674
Deferred policy acquisition costs	2,349,699	1,412,248
Right of use assets	53,249,985	-
Other	364,883	875,777

Total Other Assets	237,918,694	171,930,427

Total Assets	$436,908,210	$332,194,521

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	December 31,
	2019	2018

Current Liabilities:
Accounts payable and accrued expenses	$5,675,096	$3,550,856
Short-term payables for business acquisitions	416,166	2,000,610
Lease liabilities	3,801,727	-
Funds held as collateral	1,858,161	973,674
Unearned premiums	8,035,756	4,935,310
Current maturities of long-term debt	504,170	-
Deferred revenue	1,390,154	975,690

Total Current Liabilities	21,681,230	12,436,140

Long-term Liabilities:
Asset retirement obligations	2,044,705	1,824,419
Lease liabilities	48,199,652	-
Long-term debt, less current maturities	17,555,830	-
Other long-term liabilities	398,750	1,316,000
Deferred tax liability	57,000	57,000

Total Liabilities	89,937,167	15,633,559

Redeemable Noncontrolling interest	1,730,058	1,345,578

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 22,455,100 and 21,029,324 shares issued and outstanding, respectively	22,455	21,029
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	367,029,421	335,518,323
Accumulated deficit	(21,811,947)	(20,325,024)

Total Stockholders' Equity	345,240,985	315,215,384

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$436,908,210	$332,194,521

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

Revenues:
Billboard rentals, net	$28,429,167	$14,065,132
Premiums earned	10,944,313	3,184,312
Insurance commissions	1,567,331	2,606,031
Investment and other income	448,327	165,918

Total Revenues	41,389,138	20,021,393

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	11,321,149	5,639,030
Cost of insurance revenues	6,290,218	1,949,621
Employee costs	11,945,895	8,601,950
Professional fees	3,664,370	3,460,690
General and administrative	6,346,698	4,222,015
Amortization	10,471,973	6,036,657
Depreciation	3,102,168	2,039,408
Loss on disposition of assets	223,890	150,649
Bad debt expense	299,881	126,275
Accretion	134,992	52,639

Total Costs and Expenses	53,801,234	32,278,934

Net Loss from Operations	(12,412,096)	(12,257,541)

Other Income (Expense):
Interest income	3,198,527	1,953,226
Dividend income	710,169	-
Equity in income of unconsolidated affiliates	479,366	500,017
Unrealized gain (loss) on securities	6,273,337	(15,395)
Gain on disposition of investments	572,181	662,666
Interest expense	(302,749)	(1,804)

Net Loss Before Income Taxes	(1,481,265)	(9,158,831)
Income Tax (Provision) Benefit	-	-

Net Loss	(1,481,265)	(9,158,831)
Noncontrolling interest in subsidiary (income) loss	(5,658)	44,894

Net Loss Attributable to Common Stockholders	$(1,486,923)	$(9,113,937)

Basic and Diluted Net Loss per Share	$(0.07)	$(0.46)
Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,778,405	19,933,467

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders' equity January 1, 2018	13,307,157	1,055,560	$13,307	$1,056	$158,350,410	$(11,211,087)	$147,153,686

Stock issued for cash	1,199,229	-	1,199	-	27,244,483	-	27,245,682

Stock issued for business acquisition	85,170	-	85	-	1,699,908		1,699,993

Stock issued to related parties for cash	6,437,768	-	6,438	-	149,993,562	-	150,000,000

Increase in redeemable noncontrolling interest	-	-	-	-	(155,485)	-	(155,485)

Offering costs	-	-	-	-	(1,614,555)	-	(1,614,555)

Net loss attributable to common stockholders, December 31, 2018	-	-	-	-	-	(9,113,937)	(9,113,937)

Stockholders' equity December 31, 2018	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

Stock issued for cash	1,391,103	-	1,391	-	32,203,341	-	32,204,732

Stock issued for business acquisition	34,673	-	35	-	710,068	-	710,103

Increase in redeemable noncontrolling interest	-	-	-	-	(378,821)	-	(378,821)

Offering costs	-	-	-	-	(1,023,490)	-	(1,023,490)

Net loss attributable to common stockholders, December 31, 2019	-	-	-	-	-	(1,486,923)	(1,486,923)

Stockholders' equity December 31, 2019	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(1,481,265)	$(9,158,831)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	3,621,195	-
Depreciation, amortization, and accretion	13,709,133	8,128,704
Loss on disposition of assets	223,890	150,649
Bad debt expense	299,881	126,275
Equity in earnings of unconsolidated affiliates	(479,366)	(500,017)
Unrealized (gains) losses on securities	(6,273,337)	15,395
Gain on disposition of investments	(572,181)	(662,666)
Changes in operating assets and liabilities:
Accounts receivable	(25,980)	(2,067,224)
Interest receivable	(423,275)	(33,552)
Prepaid expenses	(593,537)	(283,555)
Distributions from unconsolidated affiliates	541,108	816,201
Deferred policy acquisition costs	(937,451)	(1,085,217)
Other assets	(89,651)	(629,832)
Accounts payable and accrued expenses	1,988,287	711,441
Lease liabilities	(3,408,812)	-
Unearned premiums	3,100,446	3,789,735
Deferred revenue	414,464	720,819
Net Cash Provided by Operating Activities	9,613,549	38,325

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(1,964,990)	(725,857)
Proceeds from disposition of assets	44,275	41,940
Business acquisitions, net of cash acquired	(7,473,891)	(134,798,950)
Purchase of preferred units	(12,000,000)	-
Investment in unconsolidated affiliates	(264,834)	(40,399)
Purchases of equipment and related assets	(2,812,228)	(3,120,951)
Proceeds from sales of investments	1,153,720,175	817,100,670
Purchase of investments	(1,189,875,105)	(843,212,636)
Net Cash Used in Investing Activities	(60,626,598)	(164,756,183)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2019	2018

Cash Flows from Financing Activities:
Proceeds from issuance of stock	32,204,732	27,245,682
Proceeds from issuance of stock to related parties	-	150,000,000
Proceeds from long-term debt	18,060,000	-
Offering costs	(1,023,490)	(1,614,555)
Net Cash Provided by Financing Activities	49,241,242	175,631,127

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1,771,807)	10,913,269
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	18,143,839	7,230,570
Cash, Cash Equivalents, and Restricted Cash, End of Year	$16,372,032	$18,143,839

Interest Paid in Cash	$236,654	$1,804
Income Taxes Paid in Cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2019	2018

Payable as consideration for business acquisition	779,296	2,229,467

Asset retirement obligations	85,294	165,893

Note receivable exchanged for preferred stock	-	104,019

Class A common stock issued for business acquisition	710,103	1,699,993

Increase in redeemable noncontrolling interest	378,821	155,485

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. During 2015, 2016, 2017, 2018 and 2019 we completed sixteen additional acquisitions of outdoor advertising businesses.

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

Surety Support Services, Inc. which we refer to as “SSS”

South Coast Surety Insurance Services, LLC which we refer to as “SCS”

Boston Omaha Investments, LLC which we refer to as “BOIC”

Boston Omaha Asset Management, LLC which we refer to as “BOAM”

BOC DFH, LLC which we refer to as "BOC DFH"

Fiber is Fast, LLC which we refer to as "BOC FIF"

FIF AireBeam LLC which we refer to as "AireBeam"

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

Accounts Receivable

Billboard Rentals

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $127,635 and $50,565, respectively.

Insurance

Accounts receivable consists of premiums and anticipated salvage. All of the receivables have payment terms of less than twelve months.

Anticipated salvage is the amount we expect to receive from principals pursuant to indemnification agreements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Policy Acquisition Costs

Policy acquisition costs consist primarily of commissions to agents and brokers and premium taxes, fees, and assessments. Such costs that are directly related to the successful acquisition of new or renewal insurance contracts are deferred and amortized over the related policy period, generally one to three years. The recoverability of these costs is analyzed by management quarterly, and if determined to be impaired, is charged to expense. We do not consider anticipated investment income in determining whether a premium deficiency exists. All other acquisition expenses are charged to operations as incurred.

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

For the Years Ended December 31, 2019 and 2018

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

We performed our annual measurement for impairment of the goodwill of our reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on October 1, 2019 and 2018; therefore, we were not required to recognize an impairment loss.

During 2019 and 2018, goodwill of more than $3,500,000 and $73,000,000, respectively, was recorded in connection with our billboard acquisitions.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two and fifty years as follows:

Years

Customer relationships	3 to 10
Permits, licenses, and lease acquisition costs	10 to 50
Noncompetition and nonsolicitation agreements	2 to 5
Technology, trade names, and trademarks	2 to 3
Site location	15

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

For the Years Ended December 31, 2019 and 2018

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments, Short-term and Long-term

Investments include certificates of deposits, U.S Treasury securities, marketable equity securities, investments in corporate bonds, and equity investments as discussed below. U.S. Treasury securities held by our insurance entities are classified as held-to-maturity and are accounted for at amortized cost. We have both the intent and ability to hold the bonds to maturity. U.S. Treasury securities held by non-insurance entities are classified as available for sale and are accounted for at fair value. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Marketable equity securities are stated at fair value. Certificates of deposit are accounted for at carrying value with no adjustments for changes in fair value. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains and losses are included in earnings.

Equity Investments

Our equity investments consist of investment in two private companies in which we do not have the ability to exercise significant influence over their operating and financial activities. These investments are carried at cost as there is no market for the common stock and LLC units, accordingly, no quoted market price is available. The investments are tested for impairment, at least annually, and more frequently upon the occurrences of certain events. We have adopted the provisions of ASU 2016-01 and use the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Funds Held as Collateral Assets

Funds held as collateral assets consist principally of cash collateral received from principals to guarantee performance on surety bonds issued by us, as well as all other contractual obligations of the principals to the surety. For 2018, we held long-term certificates of deposit as collateral.

Land Leases

Most of the advertising structures are located on leased land. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. Prepaid land leases are recorded as assets and expensed ratably over the related term and rent payments in arrears are recorded as an accrued liability. At December 31, 2018, prepaid expenses include $2,056,195 in prepaid land leases which are included within ROU assets at December 31, 2019.

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

The more significant areas requiring the use of management estimates relate to allocation of asset acquisition price between tangible and intangible assets, useful lives for depreciation, amortization and accretion, impairment of goodwill, valuation of insurance loss reserves, and the valuation of deferred tax assets and liabilities. Accordingly, actual results could differ from those estimates. During the fourth quarter of 2019, management extended the useful lives of certain intangible assets (see further discussion within Note 7).

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

On January 1, 2018, we adopted Financial Accounting Standards Board, which we refer to as “FASB,” Accounting Standards Update, which we refer to as “ASU,” No. 2014-09 (Codified as Accounting Standards Codification, which we refer to as “ASC,” 606), Revenue from Contracts with Customers using the cumulative effect transition method applied to those contracts which were not completed as of January 1, 2018 and are not accounted for under ASC 840 Leases. A majority of our billboard contracts have historically been accounted for under ASC 840. Contracts which began prior to January 1, 2019 and are accounted for under ASC 840 will continue to be accounted for as a lease until the contract ends or is modified. Contracts beginning or modified on or after January 1, 2019 which do not meet the criteria of a lease under FASB ASU No. 2016-02 (Codified as ASC 842), Leases are accounted for under ASC 606, Revenue from Contracts with Customers. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842.

Premium revenues derived from our insurance operations are not subject to this guidance, since they are subject to ASC 944, Financial Services – Insurance.

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the operating leases generally range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized in 2019 was $1,341,995 and in 2018 was $561,779.

Deferred Revenues

We record deferred revenues when cash payments are received in advance of being earned or when we have an unconditional right to consideration before satisfying our performance obligation. The term between invoicing and when a payment is due is not significant. For certain services we require payment before the product or services are delivered to the customer. The balance of deferred revenue is considered short-term and will be recognized in revenue within twelve months.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

Practical Expedients and Exemptions

Upon our transition to ASC 606 from ASC 840, we utilized the following practical expedients and exemptions from ASC 606. We expense sales commissions when incurred because the amortization period is one year or less. These costs are reported within cost of billboard revenues (exclusive of depreciation and amortization) in the consolidated statements of operations. We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. We have used the practical expedient and not adjusted the amount of consideration for the effects of a significant financing component for deferred revenues where the period between our performance and our customers’ payments is less than one year. For contracts with customers which exceed one year the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

Right of Use Assets and Lease Liabilities

Right of use, which we refer to as “ROU", assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. We have elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months.

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

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. Estimates for losses and loss adjustment expenses are based on past experience of investigating and adjusting claims and consideration of the level of premiums written during the current and prior year. Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve. The effects of changes in estimated reserves are included within cost of insurance revenues in our results of operations in the period in which the estimates are updated. The reserves are included within accounts payable and accrued expenses in our consolidated balance sheets.

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

Our current operations for the years ended December 31, 2019 and 2018 include the outdoor advertising industry and the insurance industry.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic loss per common share is computed by dividing the net loss available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the years ended December 31, 2019 and 2018, we had potentially dilutive securities in the form of stock warrants. However, such securities were excluded due to their anti-dilutive effect.

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

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2019 and 2018, we recognized no interest and penalties. As of December 31, 2019 and 2018, we had no accruals for interest and penalties.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (Codified as ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In August 2015, the FASB issued ASU No. 2015-14 deferring the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We adopted the provisions of ASU No. 2014-09 on January 1, 2018 using the cumulative effect transition method. We did not have an adjustment to our opening balance of accumulated deficit for the adoption of this update.

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

For the Years Ended December 31, 2019 and 2018

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

The adoption increased the ending cash balance within our consolidated statements of cash flows by the aggregate amount of our restricted cash balances and required a new disclosure to reconcile the cash balances within our consolidated statements of cash flows to the consolidated balance sheets.

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

In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improves consistent application of GAAP for other areas by clarifying and amending existing guidance. This guidance is effective January 1, 2021. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321, Investments—Equity Securities, Topic 323, Investments—Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging. This ASU clarifies that when accounting for certain equity securities, a Company should consider observable transactions before applying or upon discontinuing the equity method of accounting for the purposes of applying the measurement alternative. This guidance is effective January 1, 2021, with early adoption permitted. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted Topic 842 effective January 1, 2019, using the modified retrospective transition approach. Additionally, we adopted the package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We also adopted the use of hindsight and the practical expedient pertaining to land easements. The most significant effects of Topic 842 were the recognition of $49,066,289 of operating lease assets and liabilities and the de-recognition of $811,709 of favorable lease assets, $1,945,820 of prepaid land lease assets and $1,316,000 of accrued rent liabilities. We applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. In the adoption of Topic 842, we carried forward the assessment from Topic 840 of whether our contracts contain or are leases, the classification of our leases, and remaining lease terms. We do not have any finance leases. The adoption of the standard did not have a significant effect on our consolidated results of operations or cash flows. Note 14 contains further details.

NOTE 3.	RESTRICTED CASH

Restricted cash consists of the following:

	December 31,
	2019	2018

Insurance premium escrow	$343,518	$1,038,767

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	December 31,
	2019	2018

Cash and cash equivalents	$16,028,514	$17,105,072
Restricted cash	343,518	1,038,767

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$16,372,032	$18,143,839

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2019	2018

Trade accounts	$3,346,215	$3,621,695
Premiums	971,963	890,974
Anticipated salvage and subrogation	-	2,340
Allowance for doubtful accounts	(127,635)	(50,565)

Total Accounts Receivable, net	$4,190,543	$4,464,444

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2019	2018

Structures and displays	$41,320,458	$44,025,894
Vehicles and equipment	1,245,210	642,081
Office furniture and equipment	990,810	973,431
Accumulated depreciation	(6,731,459)	(3,939,251)

Total Property and Equipment, net	$36,825,019	$41,702,155

Depreciation expense for the years ended December 31, 2019 and 2018 was $3,102,168, and $2,039,408 respectively. During the years ended December 31, 2019 and 2018, we incurred losses on the disposition of assets in the amount of $223,890 and $150,649, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 6.     BUSINESS ACQUISITIONS

2019 Acquisitions

During the year ended December 31, 2019, we completed two acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

On August 30, 2019, our subsidiary, LMSE, acquired from Image Outdoor Advertising, LLC, which we refer to as “Image”, 60 billboard structures and related assets located in West Virginia. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price consisted of $6,915,501 in cash, net of adjustments, and 34,673 shares of our Class A common stock for a total purchase price of $7,625,604 and includes $398,750 that was held back by LMSE and will be disbursed, subject to any claims for indemnification, over an 18 month period. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Southeastern United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for structures and permits.  Our preliminary purchase price allocation related to Image includes property, plant and equipment, intangibles and goodwill of $1,544,970, $3,152,000 and $3,058,633, respectively, as well as other net liabilities of $129,999.

On October 1, 2019, our subsidiary, LMO, acquired certain billboard assets in Missouri from Alpha Displays, Inc. The purchase price for the acquired assets was $1,337,685 and includes $380,546 that was held back by LMO and will be disbursed, subject to any claims for indemnification, over an 18 month period. The assets were acquired for the purpose of expanding our presence in the outdoor advertising market in the Midwestern United States.

2018 Acquisitions

During the year ended December 31, 2018, we completed three acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisitions

Tammy Lynn Outdoor, LLC

On July 31, 2018, our subsidiary, LMSE, acquired from Tammy Lynn Outdoor, LLC, which we refer to as “Tammy Lynn,” billboard structures and related assets primarily located in West Virginia with additional acquired assets located in Virginia. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price consisted of $14,763,261 in cash, net of adjustments, and 85,170 shares of our Class A common stock for a total purchase price of $16,463,254. There were no adjustments made to the purchase price allocation recorded as of December 31, 2018.  Finite-lived intangible assets consist of customer relationships, permits, favorable leases, and a five year noncompetition agreement. We amortize the noncompetition agreement according to the terms of the asset purchase agreement. For other finite-lived assets, amortization is computed over the average period of expected benefit determined from internal information.

For the year ended December 31, 2018, revenues and earnings recognized from the date of acquisition in our consolidated statement of operations were $853,018 and ($210,647), respectively. Acquisition costs of $170,856 were expensed in professional fees during the same period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2018 Acquisitions (Continued)

Billboard Acquisitions (Continued)

Key Outdoor, Inc.

On August 22, 2018, our subsidiary, LMM acquired from Key Outdoor, Inc., which we refer to as “Key,” over 700 billboard structures and related assets. The billboards and related assets are located in Illinois, Iowa and Missouri.

The purchase price for the acquired assets was $38,000,000, subject to certain post-closing adjustments, which totaled $233,894. A portion of the purchase price equal to $1,900,000 was held back by LMM to be disbursed, subject to any claims for indemnification, over a 12 month period. Another $329,467 was held back as required consent holdback. Both holdbacks, net of 2018 payments, are included in the caption “Short-term payables for business acquisitions” on our consolidated balance sheet as of December 31, 2018. Each of Key and Angela K. Dahl and Robert A. Dahl, Key's principals, entered into five year noncompetition and nonsolicitation agreements in connection with the acquisition. Total cash paid at closing was $36,004,427. During the year ended December 31, 2019, we made payments of $1,964,990 on the short-term payable for business acquisitions.

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

The final purchase price allocation, including current measurement-period adjustments, was recorded as follows:

		Key
	December 31, 2019	Adjustments	December 31, 2018
Assets Acquired
Property and Equipment:
Structures and displays	$6,927,808	$(2,676,030)	$9,603,838

Intangible Assets:
Customer relationships	8,627,000	935,000	7,692,000
Permits, licenses, and lease acquisition costs	1,167,000	(17,000)	1,184,000
Easements	-	-	-
Favorable leases	-	-	-
Noncompetition and non-solicitation agreements	100,000	-	100,000
Goodwill	21,257,030	1,758,030	19,499,000

Total Intangible Assets	31,151,030	2,676,030	28,475,000

Other Assets:
Accounts receivable	-	-	-
Prepaid expenses	233,894	-	233,894

Total Other Assets	233,894	-	233,894

Total Assets Acquired	38,312,732	-	38,312,732

Liabilities Assumed
Accounts payable and accrued expenses	-	-	-
Asset retirement obligations	(78,838)	-	(78,838)
Other long-term liabilities	-	-	-

Total Liabilities Assumed	(78,838)	-	(78,838)

Total	$38,233,894	$-	$38,233,894

Amortization expense for the year ended December 31, 2019, is increased by $335,797 to reflect the effect on earnings as a result of the above adjustments to the provisional amounts recognized.  Depreciation expense for the same period is decreased by $193,269 as a result of the adjustments.

For the year ended December 31, 2018, revenues and earnings recognized from the date of acquisition in our consolidated statement of operations were $1,947,895 and ($418,705), respectively. Acquisition costs of $177,658 were expensed in professional fees during the same period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

The final purchase price allocation, including current measurement-period adjustments, was recorded as follows:

		Waitt
	December 31, 2019	Adjustments	December 31, 2018
Assets Acquired
Property and Equipment:
Structures and displays	$16,220,375	$(3,503,529)	$19,723,904

Intangible Assets:
Customer relationships	13,984,000	1,288,000	12,696,000
Permits, licenses, and lease acquisition costs	5,288,000	(53,000)	5,341,000
Easements	454,563	-	454,563
Favorable leases	-	-	-
Noncompetition and non-solicitation agreements	219,000	-	219,000
Goodwill	48,650,475	2,268,529	46,381,946

Total Intangible Assets	68,596,038	3,503,529	65,092,509

Other Assets:
Accounts receivable	1,239,457	-	1,239,457
Prepaid expenses	1,551,084	-	1,551,084

Total Other Assets	2,790,541	-	2,790,541

Total Assets Acquired	87,606,954	-	87,606,954

Liabilities Assumed
Accounts payable and accrued expenses	(761,779)	-	(761,779)
Asset retirement obligations	(1,497,913)	-	(1,497,913)
Other long-term liabilities	(1,316,000)	-	(1,316,000)

Total Liabilities Assumed	(3,575,692)	-	(3,575,692)

Total	$84,031,262	$-	$84,031,262

Amortization expense for the year ended December 31, 2019, is increased by $459,369 to reflect the effect on earnings as a result of the above adjustments to the provisional amounts recognized.  Depreciation expense for the same period is decreased by $253,033 as a result of the adjustments.

For the year ended December 31, 2018, revenues and earnings recognized from the date of acquisition in our consolidated statement of operations were $4,468,421 and ($93,469), respectively. Acquisition costs of $195,325 were expensed in professional fees during the same period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

	For the Year Ended
	December 31,
	2019	2018

Revenue	$42,377,671	$35,036,072

Net Loss Attributable to Common Stockholders	$(2,066,847)	$(13,754,971)

Basic and Diluted Loss per Share	$(0.09)	$(0.69)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	22,801,394	20,017,842

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisitions of Tammy Lynn and Image.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$37,743,900	$(17,890,487)	$19,853,413	$32,638,900	$(8,326,564)	$24,312,336
Permits, licenses, and lease acquisition costs	10,305,521	(1,443,337)	8,862,184	9,599,621	(559,285)	9,040,336
Site location	849,347	(136,839)	712,508	849,347	(80,216)	769,131
Noncompetition agreements	626,000	(269,318)	356,682	614,000	(145,517)	468,483
Trade names and trademarks	722,200	(267,900)	454,300	722,200	(195,417)	526,783
Technology	138,000	(138,000)	-	138,000	(122,657)	15,343
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Favorable leases	-	-	-	847,000	(35,291)	811,709
Easements	2,032,494	-	2,032,494	1,088,413	-	1,088,413

Total	$52,445,462	$(20,173,881)	$32,271,581	$46,525,481	$(9,492,947)	$37,032,534

During the fourth quarter of 2019, we updated our analysis of economic lives of customer relationships. As of October 1, 2019, we extended the amortization period to 10 years to better reflect the estimated economic lives of our billboard customers. This change in accounting estimate decreased amortization expense and decreased the net loss by $2,124,125, or $0.09 per basic and diluted share, in the fourth quarter of 2019.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 7.	INTANGIBLE ASSETS (Continued)

The future amortization associated with the intangible assets is as follows:

	December 31,
	2020	2021	2022	2023	2024	Thereafter	Total

Customer relationships	$2,573,841	$2,251,035	$2,251,035	$2,251,035	$2,251,035	$8,275,432	$19,853,413
Permits, licenses and lease acquisition costs	945,132	945,132	945,132	945,132	945,132	4,136,524	8,862,184
Site location	56,623	56,623	56,623	56,623	56,623	429,393	712,508
Noncompetition agreements	117,617	101,200	90,365	46,100	1,400	-	356,682
Trade names and trademarks	64,900	64,900	64,900	64,900	64,900	129,800	454,300

Total	$3,758,113	$3,418,890	$3,408,055	$3,363,790	$3,319,090	$12,971,149	$30,239,087

Amortization expense for the years ended December 31, 2019 and 2018 was $10,471,973 and $6,036,657, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	90
Permits, licenses, and lease acquisition costs	113
Site location	151
Noncompetition agreements	34
Trade names and trademarks	54

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds.  Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as available for sale and reported at fair value. Because we have elected the fair value option for debt securities classified as available for sale, any unrealized holding gains and losses during the period are included in earnings. For the year ended December 31, 2019, gains on redemptions of U.S. Treasury notes held to maturity were $7,149.

	December 31,
	2019	2018

Certificates of deposit	$987,599	$1,378,666
Corporate bonds available for sale	910,000	-
U.S. Treasury notes and corporate bond held to maturity	4,649,572	4,872,398

Total	$6,547,171	$6,251,064

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Marketable Equity Securities

During 2019, we began investing in marketable equity securities. Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of December 31, 2019 and 2018 are as follows:

Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, December 31, 2019	$49,554,926	$6,353,001	$55,907,927

Marketable equity securities, December 31, 2018	$-	$-	$-

U.S. Treasury Securities Available for Sale

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the consolidated balance sheets. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Securities available for sale as of December 31, 2019 and 2018 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury notes, December 31, 2019	$75,488,863	$(79,664)	$75,409,199

U.S. Treasury notes, December 31, 2018	$86,728,590	$116,796	$86,845,386

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Long-term Investments

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, U.S. Treasury securities, and certain equity investments. The certificates of deposit and U.S. Treasury securities have maturity dates ranging from 2021 through 2023. We have the intent and the ability to hold the certificates of deposit and U.S. Treasury securities to maturity. Certificates of deposit and U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	December 31,
	2019	2018

U.S. Treasury securities, held to maturity	$1,094,983	$2,902,004
Certificates of deposit	380,753	317,178
Preferred stock	104,019	104,019
Non-voting preferred units of Dream Finders Holdings, LLC	12,000,000	-
Non-voting common units of Dream Finders Holdings, LLC	10,000,000	10,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$42,638,240	$32,381,686

Equity Investments

On May 31, 2018, we invested $19,058,485 in voting common stock of CB&T, the privately-held parent company of Crescent Bank & Trust, Inc. Our investment represents 14.99% of CB&T’s outstanding common stock. CB&T is a closely held corporation, whose majority ownership rests with one family.

During late December 2017, we invested $10,000,000 in non-voting common units of DFH, the parent company of Dream Finders Homes, LLC, a national homebuilder. Excluding their non-convertible preferred equity, our investment represents an approximately 5% ownership stake in the company. In May 2019, our subsidiary BOC DFH, LLC invested an additional $12 million in DFH through the purchase of preferred units. DFH is required to pay to us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units are convertible, at our option, into non-voting common units until May 29, 2020 and the remaining preferred units are convertible, at our option, into non-voting common units after May 30, 2021. The mandatory 14% preferred return increases if the preferred units purchased are not redeemed or converted within one year of purchase. Also, we obtain additional beneficial conversion terms if the preferred units are not redeemed by May 29, 2021.

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

We reviewed our investments as of December 31, 2019 and 2018 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate, real estate services, and asset management. Our interest in these affiliates ranges from 7.15% to 30%. Two of the investments in affiliates, Logic and 24th Street Holding Company, LLC, having a combined carrying amount of $752,635 on December 31, 2019, are managed by a member of our board of directors.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	December 31,
	2019	2018

Beginning of year	$568,713	$952,128
Additional investment in unconsolidated affiliates	264,834	40,399
Distributions received	(541,108)	(816,201)
Loss on investment in affiliate	-	(107,630)
Equity in income of unconsolidated affiliates	479,366	500,017

End of year	$771,805	$568,713

Combined summarized financial data for these affiliates is as follows:

	December 31,
	2019	2018

Revenue	$19,374,109	$16,529,997
Gross profit	6,731,623	7,579,760
Income from continuing operations	1,806,620	3,184,701
Net income	1,859,438	3,138,320

NOTE 9.	FAIR VALUE

At December 31, 2019 and 2018, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. As our long-term debt was issued during the third quarter of 2019, its interest rate is considered to approximate market rates at December 31, 2019. If our debt was measured at fair value within our consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy.

Marketable equity securities and U.S. Treasury securities available for sale are reported at fair values. Fair values for equity investments in private companies are not readily available, but are estimated to approximate fair value. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Realized Gains	Current Period
	Dec. 31, 2019	Assets	and Losses	Earnings (Loss)

Marketable equity securities	$55,907,927	$55,907,927	$550,130	$6,353,001

Securities available for sale	75,409,199	75,409,199	14,902	(79,664)

			$565,032	$6,273,337

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 10.	INCOME TAX BENEFIT

The components of the income tax (provision) benefit for the years ended December 31, were as follows:

	December 31,
	2019	2018

Current tax benefit:
Federal	$513,201	$1,873,248
State	161,781	683,290

Total	674,982	2,556,538

Deferred tax benefit (expense):
Federal	1,470,099	29,152
State	463,432	10,634

Total	1,933,531	39,786

Total Income Tax Benefit Before Valuation Allowance	2,608,513	2,596,324
Valuation allowance	(2,608,513)	(2,596,324)

Total Income Tax Benefit	$-	$-

Deferred tax assets:
Net operating loss carryforward	$8,576,397	$5,967,884
Less valuation allowance	(6,642,866)	(5,967,884)

Total Deferred Tax Assets	1,933,531	-

Deferred tax liabilities:
Unrealized gains on securities	(1,732,696)	-
Other	(200,835)	-

Total Deferred Tax Liabilities	(1,933,531)	-

Net Deferred Tax Assets/Liabilities	$-	$-

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 10.	INCOME TAX BENEFIT (Continued)

The Tax Cuts Jobs Act was signed into law on December 22, 2017, and changed many aspects of U.S. corporate income taxation. Included in those changes was a reduction of the corporate income tax rate from 34% to 21%.

At December 31, 2019, we have available tax operating loss carry forwards of approximately $26.4 million. This amount takes into consideration the reduction of $1.3 million that was the result of an IRS audit which concluded late summer of 2019. Of the $26.4 million, $9.0 million arose in years beginning before 2018. Tax operating loss carry forwards generated in years prior to 2018 may be applied against future taxable income and expire in 2035 through 2037. Tax operating loss carryovers arising in years after 2017 may be carried forward indefinitely. Tax years open to examination by federal and state taxing authorities range from 2016 through 2019.

The amount and ultimate realization of the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. We continue to assess the impact of the 2018 private placement, our “at the market” offerings and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and, if so, the limitations on our ability to utilize net operating losses, which we refer to as “NOLs” (See Note 12). Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may also be at risk of limitation in the event of a future ownership change.

At December 31, 2019, we had recorded a valuation allowance of $6,642,866 to fully offset the deferred tax asset. The change in the valuation allowance for the year ended December 31, 2019 was $674,982.

NOTE 11.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, January 1, 2018	-
Additions	1,783,024
Accretion expense	52,639
Liabilities settled	(11,244)
Balance, December 31, 2018	$1,824,419
Additions	85,294
Accretion expense	134,992
Liabilities settled	-
Balance, December 31, 2019	$2,044,705

NOTE 12.	CAPITAL STOCK

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 12.	CAPITAL STOCK (Continued)

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

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 12.	CAPITAL STOCK (Continued)

As of December 31, 2019 there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. On August 3, 2018, Boulderado Partners, LLC distributed 784 warrants for our Class B common stock, which converted to Class A common stock warrants upon distribution, in connection with a distribution in-kind to one of its withdrawing members. A summary of warrant activity for the years ended December 31, 2019 and 2018 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of January 1, 2018	105,556	$9.95	7.5	$2,368,677
Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2018	105,556	$9.95	6.5	$1,419,728

Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2019	105,556	$9.95	5.5	$1,170,616

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 13.	LONG-TERM DEBT

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

Long-term debt included within our consolidated balance sheet as of December 31, 2019 consists of Term Loan 1 borrowings of $18,060,000, of which $504,170 is classified as current.  There were no amounts outstanding related to the revolving line of credit and Term Loan 2 as of December 31, 2019.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ending December 31, 2019 of greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2020 of greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, with testing to commence as of December 31, 2019 based on the December 31, 2019 audited financial statements. The company was in compliance with these covenants as of December 31, 2019.

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

NOTE 14.     LEASES

We enter into operating lease contracts primarily for land and office space. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases include land lease contracts and contracts for the use of office space. In accordance with the transition guidance of ASC 842, such arrangements are included in our consolidated balance sheet as of January 1, 2019.

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

For the Years Ended December 31, 2019 and 2018

NOTE 14.     LEASES (Continued)

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

Operating Lease Cost

Operating lease cost for the year ended December 31, 2019 is as follows:

	Year Ended
	Ended
	December 31, 2019	Statement of Operations Classification

Lease cost	$5,989,314	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	$1,019,486	Cost of billboard revenues and general and administrative

Total Lease Cost	$7,008,800

Supplemental cash flow information related to operating leases was as follows:

Year Ended
Ended
December 31, 2019

Cash payments for operating leases	$5,776,931
New operating lease assets obtained in exchange for operating lease liabilities	$6,551,279

Operating Lease Assets and Liabilities

	December 31, 2019	Balance Sheet Classification

Lease assets	$53,249,985	Other Assets: Right of use assets

Current lease liabilities	$3,801,727	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	48,199,652	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$52,001,379

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 14.      LEASES (Continued)

Maturity of Operating Lease Liabilities

December 31, 2019

2020	$6,186,668
2021	5,833,611
2022	5,552,963
2023	5,312,487
2024	4,923,471
Thereafter	50,794,820

Total lease payments	78,604,020
Less imputed interest	(26,602,641)

Present Value of Lease Liabilities	$52,001,379

As of December 31, 2019 our operating leases have a weighted-average remaining lease term of 16.96 years and a weighted-average discount rate of 4.86%.

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancellable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

2020	$4,495,984
2021	4,148,078
2022	3,824,585
2023	3,406,397
2024	3,287,293
Thereafter	19,047,366

Total	$38,209,703

NOTE 15.	INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS and UCS. SSS clients are multi-state and UCS, SCS and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS and UCS and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Virginia, West Virginia, and Wisconsin.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 15.	INDUSTRY SEGMENTS (Continued)

				Total
Year Ended December 31, 2019	GIG	LMH	Unallocated	Consolidated

Revenue	$12,959,971	$28,429,167	$-	$41,389,138
Segment gross profit	6,669,753	17,108,018	-	23,777,771
Segment loss from operations	(2,216,421)	(5,765,105)	(4,430,570)	(12,412,096)
Capital expenditures	46,868	11,728,650	-	11,775,518
Depreciation and amortization	1,179,450	12,394,691	-	13,574,141

				Total
Year Ended December 31, 2018	GIG	LMH	Unallocated	Consolidated

Revenue	$5,956,261	$14,065,132	$-	$20,021,393
Segment gross profit	4,006,640	8,426,102	-	12,432,742
Segment loss from operations	(4,700,272)	(4,075,477)	(3,481,792)	(12,257,541)
Capital expenditures	56,051	141,793,310	-	141,849,361
Depreciation and amortization	1,271,134	6,804,931	-	8,076,065

				Total
As of December 31, 2019	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,213,823	$2,976,720	$-	$4,190,543
Goodwill	8,719,294	97,553,207	-	106,272,501
Total assets	45,956,410	224,258,311	166,693,489	436,908,210

				Total
As of December 31, 2018	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,075,399	$3,389,045	$-	$4,464,444
Goodwill	8,719,294	89,966,501	-	98,685,795
Total assets	36,396,939	175,082,989	120,714,593	332,194,521

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 16.	CUSTODIAL RISK

As of December 31, 2019, we had approximately $15,610,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 17.	SUBSEQUENT EVENTS

Effective January 1, 2020, GIG purchased from the minority owners the remaining thirty percent interest in South Coast Surety Insurance Services, LLC for $1,406,409.

On January 13, 2020, Dream Finders Holdings, LLC redeemed $6,000,000 of the preferred units initially purchased by us during May 2019.

On February 26, 2020, our subsidiary, LMH, acquired certain billboard assets and easements in Nevada from Dean Martin Holding, LLC. The purchase price for the acquired assets was $1,995,832.

On March 10, 2020, FIF AireBeam, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of FibAire Communications, LLC, a broadband services provider, as well as other assets used in the business operations owned by entities related to FibAire. Under the terms of the asset purchase agreement, all purchased assets were sold on a debt-free basis to AireBeam. The total purchase price of $13,712,491 is subject to adjustment based on a final review of net working capital delivered at the closing. The purchase price was paid 90% in cash and the remaining 10% of the purchase price was paid by issuing to FibAire 10% of the outstanding equity of AireBeam. $1,851,186 of the cash proceeds will be held in escrow for a minimum of one year from the closing to provide indemnification for certain representations and warranties made by FibAire in the asset purchase agreement. At any time, FibAire has the option, but not the obligation, to sell AireBeam its entire ownership interest in AireBeam. AireBeam would be obligated to purchase the units and pay for the purchase over a three-year period if it elects to exercise this option. At any time after December 31, 2023, AireBeam has the option, but not the obligation, to purchase FibAire’s ownership interest in AireBeam, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation and amortization expense, and certain other expenses.

Subsequent to December 31, 2019, Boston Omaha Corporation invested approximately $22,500,000 in marketable equity securities using mainly proceeds from maturing treasury investments.