Form 10-Q
period 2020-03-31
BOSTON OMAHA Corp
filed 2020-05-08
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,495,555 shares of Class A common stock and 1,055,560 shares of Class B common stock as of May 7, 2020.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2020

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2020 and 2019

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2020	2019

Current Assets:
Cash and cash equivalents	$51,606,579	$16,028,514
Restricted cash	483,150	343,518
Accounts receivable, net	4,832,526	4,190,543
Interest receivable	293,052	456,827
Short-term investments	6,698,220	6,547,171
Marketable equity securities	59,635,714	55,907,927
U. S. Treasury securities available for sale	-	75,409,199
Funds held as collateral assets	2,409,151	1,858,161
Prepaid expenses	1,193,540	1,422,637

Total Current Assets	127,151,932	162,164,497

Property and Equipment, net	39,552,183	36,825,019

Other Assets:
Goodwill	115,306,852	106,272,501
Intangible assets, net	35,375,094	32,271,581
Investments	25,807,025	42,638,240
Investments in unconsolidated affiliates	12,639,370	771,805
Deferred policy acquisition costs	2,272,093	2,349,699
Right of use assets	53,720,954	53,249,985
Other	314,553	364,883

Total Other Assets	245,435,941	237,918,694

Total Assets	$412,140,056	$436,908,210

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2020	2019

Current Liabilities:
Accounts payable and accrued expenses	$4,646,205	$5,675,096
Short-term payables for business acquisitions	415,666	416,166
Lease liabilities	3,930,899	3,801,727
Funds held as collateral	2,409,151	1,858,161
Unearned premiums	7,503,608	8,035,756
Current maturities of long-term debt	727,710	504,170
Deferred revenue	1,740,820	1,390,154
Other current liabilities	398,750	-

Total Current Liabilities	21,772,809	21,681,230

Long-term Liabilities:
Asset retirement obligations	2,085,236	2,044,705
Lease liabilities	48,666,787	48,199,652
Long-term debt, less current maturities	17,332,290	17,555,830
Other long-term liabilities	-	398,750
Deferred tax liability	57,000	57,000

Total Liabilities	89,914,122	89,937,167

Redeemable Noncontrolling Interest	1,397,790	1,730,058

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 22,455,100 shares issued and outstanding	22,455	22,455
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	367,350,818	367,029,421
Accumulated deficit	(46,546,185)	(21,811,947)

Total Stockholders' Equity	320,828,144	345,240,985

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$412,140,056	$436,908,210

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2020	2019

Revenues:
Billboard rentals, net	$7,215,766	$6,780,390
Broadband services	267,251	-
Premiums earned	3,454,058	1,882,342
Insurance commissions	332,791	355,147
Investment and other income	140,314	92,846

Total Revenues	11,410,180	9,110,725

Costs and Expenses:

Cost of billboard revenues (exclusive of depreciation and amortization)	2,950,554	2,711,397
Cost of broadband revenues (exclusive of depreciation and amortization)	75,423	-
Cost of insurance revenues (exclusive of depreciation and amortization)	1,503,862	1,285,722
Employee costs	3,133,145	2,878,019
Professional fees	1,287,155	1,419,146
General and administrative	1,718,304	1,816,621
Amortization	951,821	2,848,552
Depreciation	831,510	843,283
Loss (gain) on disposition of assets	18,919	(17,721)
Bad debt expense	84,697	80,878
Accretion	34,762	32,778

Total Costs and Expenses	12,590,152	13,898,675

Net Loss from Operations	(1,179,972)	(4,787,950)

Other Income (Expense):
Interest income	509,479	559,442
Dividend income	390,791	-
Equity in income of unconsolidated affiliates	465,665	94,753
Unrealized loss on securities	(24,745,513)	(76,105)
Gain on disposition of investments	26,268	120,382
Interest expense	(194,415)	-

Net Loss Before Income Taxes	(24,727,697)	(4,089,478)
Income tax (provision) benefit	-	-

Net Loss	(24,727,697)	(4,089,478)
Noncontrolling interest in subsidiary (income) loss	(6,541)	11,092

Net Loss Attributable to Common Stockholders	$(24,734,238)	$(4,078,386)

Basic and Diluted Net Loss per Share	$(1.05)	$(0.18)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	23,510,660	22,186,219

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning balance, December 31, 2019	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

Offering costs	-	-	-	-	(2,252)	-	(2,252)

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	323,649	-	323,649

Net loss attributable to common stockholders, March 31, 2020	-	-	-	-	-	(24,734,238)	(24,734,238)

Ending balance, March 31, 2020	22,455,100	1,055,560	$22,455	$1,056	$367,350,818	$(46,546,185)	$320,828,144

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(24,727,697)	$(4,089,478)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of right of use assets	1,002,379	882,275
Depreciation, amortization, and accretion	1,818,093	3,724,613
Loss (gain) on disposition of assets	18,919	(17,721)
Bad debt expense	84,697	80,878
Equity in earnings of unconsolidated affiliates	(465,665)	(94,753)
Unrealized loss on securities	24,745,513	76,105
Gain on disposition of investments	(26,268)	(120,382)
Changes in operating assets and liabilities:
Accounts receivable	(726,680)	(124,358)
Interest receivable	163,775	(6,146)
Prepaid expenses	246,685	(268,937)
Distributions from unconsolidated affiliates	98,100	85,030
Deferred policy acquisition costs	77,606	(66,608)
Other assets	99,729	14,001
Accounts payable and accrued expenses	(1,301,124)	390,700
Lease liabilities	(1,037,464)	(756,460)
Unearned premiums	(532,148)	499,389
Deferred revenue	350,666	29,159

Net Cash (Used in) Provided by Operating Activities	(110,884)	237,307

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(500)	(1,064,990)
Proceeds from disposition of assets	-	38,729
Business acquisitions, net of cash acquired	(14,310,533)	-
Proceeds from redemption of preferred units	6,000,000	-
Investment in unconsolidated affiliate	(1,500,000)	-
Purchase of non-controlling interest in subsidiary	(1,406,409)	-
Purchases of equipment and related assets	(599,059)	(883,538)
Proceeds from sales of investments	265,921,609	257,823,370
Purchase of investments	(218,274,275)	(267,185,142)

Net Cash Provided by (Used in) Investing Activities	35,830,833	(11,271,571)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Three Months Ended
	March 31,
	2020	2019

Cash Flows from Financing Activities:
Proceeds from issuance of stock	$-	$3,864,701
Offering costs	(2,252)	(124,563)

Net Cash (Used in) Provided by Financing Activities	(2,252)	3,740,138

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	35,717,697	(7,294,126)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	16,372,032	18,143,839

Cash, Cash Equivalents, and Restricted Cash, End of Period	$52,089,729	$10,849,713

Interest Paid in Cash	$194,415	$-

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Three Months Ended
	March 31,
	2020	2019

Asset retirement obligations	$-	$1,294

Increase in redeemable noncontrolling interest of broadband subsidiary	1,397,790	-

(Decrease) increase in redeemable noncontrolling interest of insurance subsidiary	(323,649)	136,483

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 1.     ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, and (iv) our minority investments primarily in real estate services, homebuilding, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, and our broadband operations are conducted through our subsidiary, FIF AireBeam LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. Since our initial acquisition, we have completed seventeen additional acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From July through November 2017 we completed the acquisition of two surety brokerage businesses and acquired a majority stake in a third surety brokerage business, thus expanding our operations in insurance. During the first quarter of 2020, we purchased the non-controlling interest in our third surety brokerage business from the minority owner.

On March 10, 2020, we completed an acquisition of a rural broadband internet provider.

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited consolidated financial position and the unaudited consolidated results of operations for interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended December 31, 2019 and 2018 as reported in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which we refer to as the “SEC,” on March 13, 2020, have been omitted.

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

Link Media Properties, LLC which we refer to as “LMP”

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

FIF AireBeam LLC, which we refer to as “AireBeam”

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

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

For the Three Months Ended March 31, 2020 and 2019

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

Broadband Revenues

Broadband revenue is derived principally from internet services and is recognized on a straight-line basis over the term of the contract in the period the services are rendered.  Revenue received or receivable in advance of the delivery of services is included in deferred revenue.

Recent Accounting Pronouncements

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	March 31,	December 31,
	2020	2019

Insurance premium escrow	$483,150	$343,518

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	March 31,	December 31,
	2020	2019

Cash and cash equivalents	$51,606,579	$16,028,514
Restricted cash	483,150	343,518

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$52,089,729	$16,372,032

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2020	2019

Trade accounts	$3,593,213	$3,346,215
Premiums	1,312,793	971,963
Allowance for doubtful accounts	(73,480)	(127,635)

Total Accounts Receivable, net	$4,832,526	$4,190,543

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2020	2019

Structures, displays and towers	$44,009,351	$41,320,458
Vehicles and equipment	1,841,536	1,245,210
Office furniture and equipment	1,260,214	990,810
Accumulated depreciation	(7,558,918)	(6,731,459)

Total Property and Equipment, net	$39,552,183	$36,825,019

Depreciation expense for the three months ended March 31, 2020 and 2019 was $831,510 and $843,283, respectively. For the three months ended March 31, 2020 and 2019, we realized losses (gains) on the disposition of assets in the amount of $18,919 and ($17,721), respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2020 Acquisitions

During the first quarter of 2020, we completed two acquisitions accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisition

On February 26, 2020, our subsidiary, LMO, acquired certain billboard assets in Nevada from Dean Martin Holding, LLC for a purchase price of $1,995,832.

Broadband Acquisition

On March 10, 2020, FIF AireBeam, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire", a broadband services provider, as well as other assets used in the business operations owned by entities related to FibAire. Under the terms of the asset purchase agreement, all purchased assets were sold on a debt-free basis to AireBeam. The total purchase price of $13,712,491 was paid 90% in cash and the remaining 10% of the purchase price was paid by issuing to FibAire 10% of the outstanding equity of AireBeam. $1,851,186 of the cash proceeds will be held in escrow for a minimum of one year from the closing to provide indemnification for certain representations and warranties made by FibAire in the asset purchase agreement. At any time, FibAire has the option, but not the obligation, to sell AireBeam its entire ownership interest in AireBeam. AireBeam would be obligated to purchase the units and pay for the purchase over a three-year period if FibAire elects to exercise this option. At any time after December 31, 2023, AireBeam has the option, but not the obligation, to purchase FibAire’s ownership interest in AireBeam, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.

We are in the process of obtaining a third-party valuation of the tangible and intangible assets, and therefore the initial allocation of the purchase price is subject to refinement. The purchase was recorded at fair value and preliminarily allocated as follows:

AireBeam
Assets Acquired
Property, Plant and Equipment	$3,021,364
Customer Relationships	2,040,000
Permits	260,000
Trade Names and Trademarks	970,000
Goodwill	7,631,654
Right of Use Assets	1,475,959
Other	49,398

Total Assets Acquired	15,448,375

Liabilities Assumed
Accounts Payable	259,925
Lease Liabilities	1,475,959

Total Liabilities Assumed	1,735,884

Total	$13,712,491

AireBeam's results of operations for the three month period ended March 31, 2020 are recognized from March 10, 2020, the date of acquisition, through March 31, 2020.  During this period, revenues and earnings were $267,251 and $65,410, respectively. Acquisition costs of $287,934 were expensed in professional fees during the same period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2019 Acquisitions

During the year ended December 31, 2019, we completed two acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisitions

Image Outdoor Advertising, Inc.

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

Alpha Displays, Inc.

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

For the Three Months Ended March 31, 2020 and 2019

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2019. For all of the business acquisitions depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$12,413,443	$10,617,497

Net Loss Attributable to Common Stockholders	$(24,505,867)	$(4,050,519)

Basic and Diluted Loss per Share	$(1.04)	$(0.18)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	23,510,660	22,220,892

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of Image.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$39,855,900	$(18,547,994)	$21,307,906	$37,743,900	$(17,890,487)	$19,853,413
Permits, licenses, and lease acquisition costs	10,613,471	(1,675,972)	8,937,499	10,305,521	(1,443,337)	8,862,184
Site location	849,347	(150,995)	698,352	849,347	(136,839)	712,508
Noncompetition agreements	626,000	(300,618)	325,382	626,000	(269,318)	356,682
Trade names and trademarks	1,692,200	(284,125)	1,408,075	722,200	(267,900)	454,300
Technology	138,000	(138,000)	-	138,000	(138,000)	-
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	2,697,880	-	2,697,880	2,032,494	-	2,032,494

Total	$56,500,798	$(21,125,704)	$35,375,094	$52,445,462	$(20,173,881)	$32,271,581

During the fourth quarter of 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period to 10 years to better reflect the estimated economic lives of our billboard customers.

Future Amortization

The future amortization associated with the intangible assets is as follows:

	March 31,
	2021	2022	2023	2024	2025	Thereafter	Total

Customer relationships	$2,683,287	$2,462,235	$2,462,235	$2,462,235	$2,462,235	$8,775,679	$21,307,906
Permits, licenses, and lease acquisition costs	975,927	975,927	975,927	975,927	975,927	4,057,864	8,937,499
Site location	56,623	56,623	56,623	56,623	56,623	415,237	698,352
Noncompetition agreements	114,117	97,450	83,365	29,617	833	-	325,382
Trade names and trademarks	161,900	161,900	161,900	161,900	161,900	598,575	1,408,075

Total	$3,991,854	$3,754,135	$3,740,050	$3,686,302	$3,657,518	$13,847,355	$32,677,214

Amortization expense for the three months ended March 31, 2020 and 2019 was $951,821 and $2,848,552, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	89
Permits, licenses, and lease acquisition costs	111
Site location	148
Noncompetition agreements	31
Trade names and trademarks	85

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds.  Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as available for sale and reported at fair value. Because we have elected the fair value option for debt securities classified as available for sale, any unrealized holding gains and losses during the period are included in earnings. For the three months ended March 31, 2020, gains on redemptions of U.S. Treasury notes held to maturity were $2,284. For the three months ended March 31, 2020, unrealized losses on corporate bonds were $310,000.

	March 31,	December 31,
	2020	2019

Certificates of deposit	$1,263,273	$987,599
Corporate bonds available for sale	600,000	910,000
U.S. Treasury notes and corporate bond	4,834,947	4,649,572

Total	$6,698,220	$6,547,171

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of March 31, 2020 and December 31, 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, March 31, 2020	$77,700,618	$(18,064,904)	$59,635,714

Marketable equity securities, December 31, 2019	$49,554,926	$6,353,001	$55,907,927

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Securities Available for Sale

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the consolidated balance sheets. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Securities available for sale as of March 31, 2020 and December 31, 2019 are as follows:

Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury securities, March 31, 2020	$-	$-	$-

U.S. Treasury securities, December 31, 2019	$75,488,863	$(79,664)	$75,409,199

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

Long-term investments consist of the following:

	March 31,	December 31,
	2020	2019

U.S. Treasury securities, held to maturity	$538,305	$1,094,983
Certificates of deposit	106,216	380,753
Preferred stock	104,019	104,019
Non-voting preferred units of Dream Finders Holdings, LLC	6,000,000	12,000,000
Non-voting common units of Dream Finders Holdings, LLC	-	10,000,000
Voting common stock of CBT Holding Corporation	19,058,485	19,058,485

Total	$25,807,025	$42,638,240

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Equity Investments

On May 31, 2018, we invested $19,058,485 in voting common stock of CB&T Holding Corporation, which we refer to as “CBT,” the privately held parent company of Crescent Bank & Trust. Our investment represents 14.99% of CBT’s outstanding common stock. CBT is a closely held corporation, whose majority ownership rests with one family.

In late December 2017, we invested $10 million in non-voting common units of Dream Finders Holdings LLC, which we refer to as “DFH”, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Florida, Texas, Georgia, Colorado and the greater northern Virginia and Maryland areas. During the first quarter of 2020, we obtained additional non-voting shares of DFH which increased our ownership in the company to approximately 5.6%. As a result, we began applying the equity method of accounting for our investment in DFH prospectively from January 1, 2020, the date we obtained the additional shares.

In May 2019, our subsidiary BOC DFH, LLC invested an additional $12 million in DFH through the purchase of preferred units. DFH is required to pay to us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units are convertible, at our option, into non-voting common units after May 29, 2020 and the remaining preferred units are convertible, at our option, into non-voting common units after May 29, 2021. The mandatory 14% preferred return increases if the preferred units purchased are not redeemed or converted within one year of purchase. Also, we obtain additional beneficial conversion terms if the preferred units are not redeemed by May 29, 2021. On January 13, 2020, DFH redeemed $6,000,000 of the preferred units purchased in May 2019.

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

We reviewed our investments as of March 31, 2020 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $789,149 on March 31, 2020, are managed by an entity controlled by a member of our board of directors.

In March 2020, we invested $1,500,000 in 24th Street Fund I, LLC. The fund is managed by 24th Street Asset Management LLC and will focus on opportunities within secured lending and direct investments in commercial real estate.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	March 31,	December 31,
	2020	2019

Beginning of period	$771,805	$568,713
Additional investment in unconsolidated affiliates	11,500,000	264,834
Distributions received	(98,100)	(541,108)
Equity in income of unconsolidated affiliates	465,665	479,366

End of period	$12,639,370	$771,805

Combined summarized financial data for these affiliates is as follows:

	March 31,
	2020	2019

Revenue	$191,751,459	$119,274,082
Gross profit	25,787,988	21,798,609
Income from continuing operations	7,382,036	3,537,480
Net income	6,517,748	3,348,507

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 9.     FAIR VALUE

At March 31, 2020 and December 31, 2019, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable equity securities, certain investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. As our long-term debt was issued during the third quarter of 2019, its interest rate is considered to approximate market rates at March 31, 2020.

Marketable equity securities, corporate bonds, and U.S. Treasury securities available for sale are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy. Fair values for equity investments in private companies are not readily available, but are estimated to approximate fair value. If our debt was measured at fair value within our Consolidated Balance Sheets, it would have been classified as level 2 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Realized Gains	Current Period
	March 31, 2020	Assets	and (Losses)	Earnings (Loss)

Marketable equity securities, securities available for sale and corporate bonds	$60,235,714	$60,235,714	$23,984	$(24,745,513)

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2019	$2,044,705
Additions	5,769
Accretion expense	34,762
Liabilities settled	-

Balance, March 31, 2020	$2,085,236

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 11.     CAPITAL STOCK

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

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. During the first quarter of fiscal 2020, we did not sell any shares of our Class A common stock under the new "at the market" offering. Subsequent to March 31, 2020, we have sold under the new "at the market" offering 40,455 shares of our Class A common stock for gross proceeds of $669,751.

On March 18, 2020, our Board of Directors authorized and approved a share repurchase program for us to repurchase up to $20,000,000 worth of shares of our Class A common stock, which we refer to as the “Repurchase Program.” Under the Repurchase Program, we may repurchase shares, from time to time, in solicited or unsolicited transactions in the open market, privately-negotiated transactions, or transactions pursuant to a Rule 10b5-1 plan. The Repurchase Program does not obligate us to purchase any particular number of shares and will run through the earlier of June 30, 2021, or our decision that the Repurchase Program is no longer consistent with our short-term and long-term objectives. We have not repurchased any shares during fiscal year 2020.

Our Board of Directors also authorized us to enter into written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, which we refer to as the “Exchange Act.” Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. Under any Rule 10b5-1 trading plan, our third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase our Class A common stock in accordance with the terms of the plan. We may from time to time, enter into Rule 10b5-1 trading plans to facilitate the repurchase of our Class A common shares pursuant to our Repurchase Program.

As of March 31, 2020, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. A summary of warrant activity for the three months ended March 31, 2020 is presented in the following table.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 11.     CAPITAL STOCK (Continued)

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2019	105,556	$9.95	5.50	$1,170,616

Issued	-
Exercised	-
Expired	-

Outstanding as of March 31, 2020	105,556	$9.95	5.25	$861,337

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

Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to either a 15-year or 25-year amortization schedule at Link’s option, subject to Link's satisfaction of certain conditions. For Term Loan 1, these payments are due commencing on the earlier of July 1, 2020 or the first day of the first calendar month following any draw down under Term Loan 2. For Term Loan 2, these principal payments are due commencing on the last day of the month following the closing of Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 has a fixed interest rate of 4.25% per annum with interest only payments due through July 1, 2020. Term Loan 2 has a loan availability in an amount not to exceed three times 2019 reported EBITDA reduced by the loan principal under Term Loan 1 and must be drawn before June 30, 2020. If utilized, Term Loan 2 will have a fixed rate of interest determined using the seven-year Treasury rate plus 195 basis points subject to a floor of 4.20% per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability, provided that the outstanding principal balance of Term Loan 1, Term Loan 2 and this revolving line of credit may not exceed $40,000,000. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021.

Long-term debt included within our consolidated balance sheet as of March 31, 2020 consists of Term Loan 1 borrowings of $18,060,000, of which $727,710 is classified as current.  There were no amounts outstanding related to the revolving line of credit and Term Loan 2 as of March 31, 2020.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ending December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, with testing to commence as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of March 31, 2020.

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

For the Three Months Ended March 31, 2020 and 2019

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

Operating Lease Cost

Operating lease cost for the three months ended March 31, 2020 is as follows:

	Three Months
	Ended
	March 31, 2020	Statement of Operations Classification

Lease cost	$1,611,303	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	157,246	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,768,549

Supplemental cash flow information related to operating leases is as follows:

Three Months
Ended
March 31, 2020

Cash payments for operating leases	$1,646,389
New operating lease assets obtained in exchange for operating lease liabilities	$1,581,747

Operating Lease Assets and Liabilities

	March 31, 2020	Balance Sheet Classification

Lease assets	$53,720,954	Other Assets: Right of use assets

Current lease liabilities	$3,930,899	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	48,666,787	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$52,597,686

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 13.      LEASES (Continued)

Maturity of Operating Lease Liabilities

March 31, 2020

2021	$6,106,740
2022	5,763,651
2023	5,473,281
2024	5,207,544
2025	4,767,642
Thereafter	50,327,616

Total lease payments	77,646,474
Less imputed interest	(25,048,788)

Present Value of Lease Liabilities	$52,597,686

As of March 31, 2020, our operating leases have a weighted-average remaining lease term of 17.15 years and a weighted-average discount rate of 4.85%.

NOTE 14.     INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, and UCS. SSS clients are multi-state and UCS, SCS, and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, and UCS and to make additional business acquisitions in the insurance industry.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 14.     INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia, and Wisconsin.

				Total
Three Months Ended March 31, 2020	GIG	LMH	Unallocated	Consolidated

Revenue	$3,927,163	$7,215,766	$267,251	$11,410,180
Segment gross profit	2,423,301	4,265,212	191,828	6,880,341
Segment income (loss) from operations	300,386	72,118	(1,552,476)	(1,179,972)
Capital expenditures	-	599,059	-	599,059
Depreciation and amortization	141,946	1,641,385	-	1,783,331

				Total
Three Months Ended March 31, 2019	GIG	LMH	Unallocated	Consolidated

Revenue	$2,330,335	$6,780,390	$-	$9,110,725
Segment gross profit	1,044,613	4,068,993	-	5,113,606
Segment loss from operations	(1,318,014)	(1,800,748)	(1,669,188)	(4,787,950)
Capital expenditures	37,955	845,583	-	883,538
Depreciation and amortization	316,062	3,375,773	-	3,691,835

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

NOTE 14.     INDUSTRY SEGMENTS (Continued)

As of March 31, 2020	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,907,355	$2,925,171	$-	$4,832,526
Goodwill	8,719,294	98,955,903	7,631,655	115,306,852
Total assets	45,296,828	224,899,784	141,943,444	412,140,056

				Total
As of December 31, 2019	GIG	LMH	Unallocated	Consolidated

Accounts receivable, net	$1,213,823	$2,976,720	$-	$4,190,543
Goodwill	8,719,294	97,553,207	-	106,272,501
Total assets	45,956,410	224,258,311	166,693,489	436,908,210

NOTE 15.     CUSTODIAL RISK

As of March 31, 2020, we had approximately $50,743,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 16.     SUBSEQUENT EVENTS

Subsequent to March 31, 2020, we sold through Cowen an additional 40,455 shares of our Class A common stock, under the "at the market" Sales Agreement, resulting in net proceeds to us of $649,659 (See Note 11).

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2019 AND in exhibit 99.1 to our form 8-k as filed with the SECURITIES AND EXCHANGE commission on APRIL 13, 2020. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2020 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies. These transactions include our acquisition on July 31, 2018 of Tammy Lynn for approximately $16 million, our acquisition on August 22, 2018 of substantially all of the assets of Key for approximately $38 million, and our acquisition on August 31, 2018 of Waitt for approximately $84 million. We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of April 30, 2020, we operate approximately 3,000 billboards with approximately 5,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services: In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. We provide these services to over 7,000 customers located in Arizona and hope to continue to expand this business in Arizona and other locales.

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

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CBT Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia.  In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to expand our broadband services in Arizona and in the future in other locations. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we may expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CBT and DFH provides the opportunity for each company to significantly grow its business.  We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our fiber to the home services provide higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

Recent Developments - Impact of the COVID-19 Disease on Our Business

The global outbreak of a novel strain of coronavirus ("COVID-19") has had a significant impact on many industries and companies, and is also impacting our business. We cannot presently estimate the significance, extent or duration of the overall operational and financial impact of COVID-19 on our business. As a result of the COVID-19 pandemic, economic uncertainties have arisen which are likely to negatively impact the Company’s net income and surplus. The extent to which the COVID-19 pandemic impacts our business, net income, surplus, as well as our capital and liquidity position, will depend on future developments, which are highly uncertain and cannot be estimated, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. However, the COVID-19 pandemic has had various impacts on us, and is expected to have additional impacts on us, including, among other things, the following, which have had or could have a material adverse effect on our business, financial performance and condition, operating results and cash flows and stock price:

●

We expect that the impact of “stay at home” and other governmental mandates closing retail and other businesses will adversely impact revenues for our billboard business and the ability of certain customers to pay outstanding invoices.

●	We expect to sell fewer surety bonds as some of the markets we serve (contractors and residential and commercial lease) have been impacted by the COVID-19 virus. In New York and other states where we sell residential lease bonds, eviction actions have been suspended and it is unclear what impact the COVID-19 pandemic will have on lease defaults. We have established loss reserves which have historically been adequate to meet our obligations if a tenant or contractor defaults, but these reserves may prove inadequate if defaults exceed historical experience. Due to the current disruption in this market, we have temporarily suspended issuing new rental insurance bonds in most instances, which could significantly reduce the revenues of our UCS business. Furthermore, various state and local legislators are actively contemplating new laws and civil actions which could meaningfully impact the insurance industry generally and our insurance company. We recognize revenues from the sale of these bonds over the life of the bond so the suspension of certain rental bond sales and decreases in other surety bond sales may not as immediately impact our reported revenues from the sale of these bonds.

●	In our insurance business, we rely in significant part on reinsurance arrangements for some of our insurance business. Although we do not currently anticipate any loss of our reinsurance and have recently renewed reinsurance arrangements, insurance markets are currently highly volatile, and any loss would place our other UCS assets at risk. We also anticipate that our reinsurance premium costs could increase substantially, which higher costs we may not be able to pass through to our customers.

●	In the broadband telecommunications business, we expect demand for services to remain high but we may experience reduced revenues if customers are unable to pay their bills due to loss of employment or other inability to pay.

●	We expect to continue to seek additional acquisitions of businesses. Current market conditions may result in fewer companies wishing to be acquired, which could delay certain of our growth plans. Other companies available for sale may have had their operations severely impacted due to the pandemic and may not generate the returns we generally seek from acquisitions. While the cost to acquire such companies would potentially be lower than the purchase price we might pay in a more normal market environment, the risks associated with any newly acquired company may also be greater.

●

We hold minority investments in Logic, DFH and CBT. Financial results for both Logic and DFH are included in our results of operations. We do expect the COVID-19 pandemic to adversely impact all three investments, but we are not able to assess currently the potential impact to these businesses.

●	For Logic, we expect that certain of its fee income from brokerage and property management will be adversely impacted but that some of its other real estate finance operations may experience growth

●	For DFH, we expect that new home sales may decrease during the crisis due to potential buyers’ concerns about the general economy and the impact of higher unemployment rates, however, inventories remain relatively low relative to other macro-economic downturns.

●	For CBT, we expect a reduction in demand for vehicle purchases in the near term.

●	Both DFH and CBT borrow and we do not have guidance on what impact this pandemic will have on their ability to continue to borrow in the future and pay down any debt. We believe in the potential long-term value and success of both DFH and CBT and would consider providing additional funding if necessary.

●	Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and auto repossessions and have an adverse impact on CBT. The unemployment rate has risen significantly in the last month and could continue to rise to a level that is uncertain at this time. People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes and automobiles, may be forced to try to sell the homes they own, and may face difficulties in making required auto loan payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies experienced by CBT and have an adverse impact on DFH both by reducing demand for the homes DFH builds and by increasing the supply of homes for sale.

●	We held $59.6 million in publicly traded investment securities at March 31, 2020. Since the pandemic started in the United States in early March, the market prices for these securities have dropped significantly. We believe that the prices for these securities will continue to be volatile during the pandemic and any ongoing economic downturn which may follow the cessation of the pandemic. Our investments in publicly traded securities are solely in larger market capitalized companies (market capitalizations in excess of $4 billion at the time of purchase).

●	Boston Omaha is debt free as are some of our subsidiaries. However, Link’s billboard business has borrowed to date $18 million under a term loan arrangement which is due in June 2026 and which provides for monthly principal payments amortized over a 15-year term commencing July 1, 2020. Under its credit arrangement, Link may borrow additional funds, including under a $5 million revolver, which has not been drawn upon since the inception of the loan in August 2019 and a second term loan which may be drawn down prior to June 30, 2020. Any loans are guaranteed by Link’s operating subsidiaries but these loans are not guaranteed by us or any of our other non-Link subsidiaries. Link’s term loan requires monthly principal repayments commencing in June 2020 and we can cure certain financial covenant defaults by paying any monthly principal payment then due. As a result, we do not currently anticipate any adverse impact to the Link credit facility.

●	All our acquisitions involve assets with anticipated long lives, and while we do not currently anticipate any material write-off of goodwill or other significant impairment of assets, any unforeseen extensive economic downturn could cause us to incur significant impairment charges. At March 31, 2020, we recorded goodwill of approximately $115.3 million, or 28.0% of our total assets at March 31, 2020. Any significant impairment charges could materially adversely impact our balance sheet.

●	Our ability to conduct our business operations has not been materially impacted by the pandemic and absent a future larger scale pandemic or illnesses involving a significant portion of our work force, we do not foresee a significant impact on our ability to continue to deliver services. Our information technology systems allow for remote computing by most of our employees who require access to these systems. Our accounting systems also allow us to fully monitor all financial activities and we do not expect the pandemic to have a materially adverse impact on our system of internal controls. None of our businesses require a manufacturing facility or other physical assets which cannot currently operate.

●	As a result of these recent developments, we have implemented work-from-home policies for almost all our employees. The effects of these orders, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and could delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party supplier facilities in the United States and other countries.

●	At March 31, 2020, we had $51.6 million in cash and cash equivalents. Since March 31, 2020, we have sold 40,455 shares of our Class A common stock in our "at the market" offering raising net proceeds of $649,659. We may continue to sell shares of our Class A common stock through the "at the market" offering. Concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

●	To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” sections of both our Annual Report on Form 10-K for the year ended December 31, 2019 and our Form 8-K as filed with the SEC on April 13, 2020, including but not limited to, those relating to our products and services, financial performance, credit rating of our insurance subsidiary and debt obligations of our billboard business.

●	In the second half of March 2020, we announced the implementation of a stock buyback plan. We have not repurchased any shares as of this date. We may in the future repurchase shares of our Class A common stock, which could reduce our cash available for working capital and other purposes.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following is a comparison of our results of operations for the three months ended March 31, 2020, which we refer to as the “first quarter of fiscal 2020,” compared to the three months ended March 31, 2019, which we refer to as the “first quarter of fiscal 2019.”

Revenues. For the first quarter of fiscal 2020 and the first quarter of fiscal 2019, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$ 7,215,766	63.2%	$ 6,780,390	74.4%	$ 435,376
Broadband services	267,251	2.4%	-	-	267,251
Premiums earned	3,454,058	30.3%	1,882,342	20.7%	1,571,716
Insurance commissions	332,791	2.9%	355,147	3.9%	(22,356)
Investment and other income	140,314	1.2%	92,846	1.0%	47,468
Total Revenues	$ 11,410,180	100.0%	$ 9,110,725	100.0%	$ 2,299,455

We realized total revenues of $11,410,180 during the first quarter of fiscal 2020, an increase of 25.2% over revenues of $9,110,725 during the first quarter of fiscal 2019. The increase in total revenues was largely driven by premiums earned at UCS, reflecting our ability to issue surety bonds in all 50 states and the District of Columbia and growth within our rental guarantee bond program. However, due to the current disruption in this market, we have temporarily suspended issuing new rental guarantee bonds in most instances, which could significantly reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued. In addition, on March 10, 2020, we completed an acquisition of a rural broadband internet provider, which generated $267,251 in revenue during the remainder of the first quarter of fiscal 2020.

●

Net billboard rentals in the first quarter of fiscal 2020 increased 6.4% from the first quarter of fiscal 2019, reflecting improving rental and occupancy rates in our Illinois and Kansas City markets as well as the acquisition of billboards from Image in the third quarter of fiscal 2019.

●

Premiums earned from our UCS insurance subsidiary in the first quarter of fiscal 2020 increased 83.5% from the first quarter of fiscal 2019. The increase in premiums earned is primarily due to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia, growth within our rental guarantee bond program, and our agents being able to place more surety bond business through UCS.

●

Revenues from insurance commissions generated by our surety brokerage operations decreased by 6.3%, primarily because our agents are able to place more surety bond business through UCS rather than through other carriers now that UCS is licensed in all 50 states and the District of Columbia.

●	Investment and other income at UCS increased 51.1% in the first quarter of fiscal 2020 from $92,846 in the first quarter of fiscal 2019.

Expenses. For the first quarter of fiscal 2020 and the first quarter of fiscal 2019, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$ 2,950,554	25.8%	$ 2,711,397	29.7%	$ 239,157
Cost of broadband revenues	75,423	0.7%	-	-	75,423
Cost of insurance revenues	1,503,862	13.2%	1,285,722	14.1%	218,140
Employee costs	3,133,145	27.4%	2,878,019	31.6%	255,126
Professional fees	1,287,155	11.3%	1,419,146	15.6%	(131,991)
Depreciation	831,510	7.3%	843,283	9.3%	(11,773)
Amortization	951,821	8.3%	2,848,552	31.3%	(1,896,731)
General and administrative	1,718,304	15.1%	1,816,621	19.9%	(98,317)
Loss (gain) on disposition of assets	18,919	0.2%	(17,721)	(0.2%)	36,640
Accretion	34,762	0.3%	32,778	0.4%	1,984
Bad debt expense	84,697	0.7%	80,878	0.9%	3,819
Total Costs and Expenses	$ 12,590,152	110.3%	$ 13,898,675	152.6%	$ (1,308,523)

During the first quarter of fiscal 2020, we had total costs and expenses of $12,590,152, as compared to total costs and expenses of $13,898,675 in the first quarter of fiscal 2019. Total costs and expenses as a percentage of total revenues decreased from 152.6% in the first quarter of fiscal 2019 to 110.3% in the first quarter of fiscal 2020. This improvement reflects our increase in total revenues, a reduction in amortization expense due to extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment and our continued focus on reducing professional fees and general and administrative expenses. In the first quarter of fiscal 2020, cost of billboard revenues, cost of insurance revenues, employee costs, professional fees, depreciation, amortization and general and administrative expenses decreased as a percentage of total revenues as compared to the first quarter of fiscal 2019. Accretion and bad debt expense remained relatively constant as a percentage of total revenues.

●

During the first quarter of fiscal 2020, cost of billboard revenues increased by $239,157, or 8.8%, when compared to the first quarter of fiscal 2019. The increase is mainly related to commissions paid due to higher net billboard revenues driven by improving rental and occupancy rates in our Illinois and Kansas City markets as well as the acquisition of billboards from Image in the third quarter of fiscal 2019.

●

During the first quarter of fiscal 2020, cost of insurance revenues increased by $218,140, or 17.0%, when compared to the first quarter of fiscal 2019. The increase was driven by higher commissions paid due to increased revenues within UCS from third-party agents and through the sale of certain rental guarantee bonds which generally provide a higher commission structure.

●

Employee costs increased $255,126 from the first quarter of fiscal 2019. However, employee costs as a percentage of revenues decreased to 27.4% in the first quarter of fiscal 2020 from 31.6% in the first quarter of fiscal 2019.

●

Professional fees in the first quarter of fiscal 2020 were $1,287,155, or 11.3% of total revenues, as compared to $1,419,146, or 15.6% of total revenues, in the first quarter of fiscal 2019. Professional fees mainly include costs associated with preparing our Annual Report, audit fees, legal fees as well as acquisition related expenses.

●

Non-cash expenses in the first quarter of fiscal 2020 included $951,821 in amortization expense, $831,510 in depreciation expense, and $34,762 in accretion expense related to asset retirement obligations for certain billboard assets. Amortization expense decreased by 66.6% from the first quarter of fiscal 2019 to the first quarter of fiscal 2020 as we extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our customer relationships within our billboard segment.

●

General and administrative expenses decreased from $1,816,621 in the first quarter of fiscal 2019 to $1,718,304 in the first quarter of fiscal 2020, a decrease of 5.4%. As a percentage of total revenues, general and administrative expenses decreased from 19.9% in the first quarter of fiscal 2019 to 15.1% in the first quarter of fiscal 2020.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2020 was $1,179,972, or 10.3% of total revenues, as compared to a net loss from operations of $4,787,950, or 52.6% of total revenues, in the first quarter of fiscal 2019. The decrease in net loss from operations in dollars was primarily due to increased revenue within our billboard and insurance operations as well as a decrease in amortization expense after extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment. Our net loss from operations included $1,818,093 from non-cash amortization, depreciation and accretion expenses in the first quarter of fiscal 2020, as compared to $3,724,613 in the first quarter of fiscal 2019.

Other Income (Expense).  During the first quarter of fiscal 2020, we had net other expense of $23,547,725. Net other expense included $24,745,513 from unrealized losses mainly on large publicly traded equity securities held by Boston Omaha as well as UCS, interest income of $509,479, primarily derived from our investments in short-term treasury securities as well as our DFH preferred units, $465,665 in equity in income of unconsolidated affiliates, $390,791 in dividend income from public equity securities held by Boston Omaha, $26,268 in realized gains on disposition of investments and interest expense of $194,415 incurred under Link's term loan which commenced in August 2019. During the first quarter of fiscal 2019, we had net other income of $698,472, which included $559,442 of interest income, $120,382 in realized gains on disposition of investments, $94,753 in equity in income of unconsolidated affiliates and $76,105 in unrealized losses on securities.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. As stated above, we experienced unrealized losses of $24,745,513 in the value of our securities during the first quarter of fiscal 2020 due to significant volatility and widespread declines in equity markets. This contrasts to unrealized gains in fiscal 2019. For the year ended December 31, 2019, we had unrealized gains in the value of our securities of $6,273,337. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $24,734,238 in the first quarter of fiscal 2020, or a loss per share of $1.05, based on 23,510,660 weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $4,078,386 in the first quarter of fiscal 2019, or a loss per share of $0.18, based on 22,186,219 weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following two segments in which we operate, billboards and insurance, for the first quarter of fiscal 2020 and the first quarter of fiscal 2019:

Results of Billboard Operations

	For the Three Months Ended March 31,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$ 7,215,766	100.0%	$ 6,780,390	100.0%
Cost of Revenues
Ground rents	1,581,546	21.9%	1,593,790	23.5%
Utilities	326,762	4.5%	276,060	4.1%
Commissions paid	702,756	9.8%	597,645	8.8%
Other costs of revenues	339,490	4.7%	243,902	3.6%
Total cost of revenues	2,950,554	40.9%	2,711,397	40.0%
Gross margin	4,265,212	59.1%	4,068,993	60.0%
Other Operating Expenses
Employee costs	1,517,401	21.0%	1,391,963	20.5%
Professional fees	152,890	2.1%	194,239	2.9%
Depreciation	825,959	11.4%	838,558	12.4%
Amortization	815,426	11.3%	2,537,215	37.4%
General and administrative	743,316	10.3%	811,910	12.0%
Accretion	34,762	0.5%	32,778	0.5%
Loss (gain) on disposition of assets	18,919	0.3%	(17,721)	(0.3%)
Bad debt expense	84,421	1.2%	80,799	1.2%
Total expenses	4,193,094	58.1%	5,869,741	86.6%
Segment Income (Loss) from Operations	72,118	1.0%	(1,800,748)	(26.6%)
Interest income (expense)	(192,790)	(2.7%)	2,107	0.1%
Net Loss Attributable to Common Stockholders	$ (120,672)	(1.7%)	$ (1,798,641)	(26.5%)

Comparison of the First Quarter of Fiscal 2020 to the First Quarter of Fiscal 2019. In the first quarter of fiscal 2020, there was a 6.4% increase in net billboard revenues from the first quarter of fiscal 2019, reflecting improving rental and occupancy rates in our Illinois and Kansas City markets as well as the acquisition of billboards from Image in the third quarter of fiscal 2019. Segment income from billboard operations improved mainly due to the reduction in amortization expense. In the fourth quarter of fiscal 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our billboard customers. The key factors affecting our billboard operations results during the first quarter of fiscal 2020 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 23.5% in the first quarter of fiscal 2019 to 21.9% in the first quarter of fiscal 2020.

●

Commissions paid increased as a percentage of total segment operating revenues from 8.8% in the first quarter of fiscal 2019 to 9.8% in the first quarter of fiscal 2020.  The increase is associated with an increase in net billboard revenues driven mainly by improving rental and occupancy rates in our Illinois and Kansas City markets as well as the acquisition of billboards from Image in the third quarter of fiscal 2019. For additional comparison, commissions paid as a percentage of total segment operating revenues was 9.5% for all of fiscal 2019.

●	Employee costs increased $125,438, or 9.0% in the first quarter of fiscal 2020 when compared to the first quarter of fiscal 2019.

●

Amortization expense decreased by $1,721,789 from the first quarter of fiscal 2019. The decrease is primarily due to extending the amortization period from 3 years to 10 years for customer relationships.

●

Interest expense of $192,790 in the first quarter of fiscal 2020 compared to interest income $2,107 the first quarter of fiscal 2019. The increase in interest expense is related to Link's $18 million term loan which commenced in August 2019.

Results of Insurance Operations

	For the Three Months Ended March 31,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$ 3,454,058	87.9%	1,882,342	80.8%
Insurance commissions	332,791	8.5%	355,147	15.2%
Investment and other income	140,314	3.6%	92,846	4.0%
Total operating revenues	3,927,163	100.0%	2,330,335	100.0%
Cost of Revenues
Commissions paid	1,043,799	26.6%	798,936	34.3%
Premium taxes, fees, and assessments	65,697	1.7%	100,138	4.3%
Losses and loss adjustment expense	394,366	10.0%	386,648	16.6%
Total cost of revenues	1,503,862	38.3%	1,285,722	55.2%
Gross margin	2,423,301	61.7%	1,044,613	44.8%
Other Operating Expenses
Employee costs	1,239,517	31.6%	1,309,873	56.2%
Professional fees	169,062	4.3%	68,730	3.0%
Depreciation	5,551	0.1%	4,725	0.2%
Amortization	136,395	3.5%	311,337	13.4%
Bad debt expense	276	0.0%	80	0.0%
General and administrative	572,114	14.6%	667,882	28.6%
Total expenses	2,122,915	54.1%	2,362,627	101.4%
Segment Income (Loss) from Operations	300,386	7.6%	(1,318,014)	(56.6%)
Interest income (expense)	(376)	(0.0%)	34	0.0%
Unrealized gain (loss) on securities	(5,264,407)	(134.1%)	(44,018)	(1.9%)
Gain (loss) on sale of investments	2,284	0.1%	120,382	5.2%
Noncontrolling interest in subsidiary income	-	-	11,092	0.5%
Net Loss Attributable to Common Stockholders	$ (4,962,113)	(126.4%)	(1,230,524)	(52.8%)

Comparison of the First Quarter of Fiscal 2020 to the First Quarter of Fiscal 2019. In the first quarter of fiscal 2020, total operating revenues increased by 68.5% as compared to the first quarter of fiscal 2019, primarily due to an 83.5% increase in premiums earned at UCS. At the same time, operating expenses decreased as a percentage of revenue when compared to the first quarter of fiscal 2019, resulting in positive segment income from insurance operations in the first quarter of fiscal 2020. The key factors affecting our insurance operations results during the first quarter of fiscal 2020 were as follows:

●

Increased premiums earned from our UCS insurance subsidiary, reflecting our ability to sell surety insurance in all 50 states and the District of Columbia as well as growth within our rental guarantee bond program. However, due to the current disruption in this market, we have temporarily suspended issuing new rental guarantee bonds in most instances, which could significantly reduce future revenues at UCS.

●	Our brokerage operations realized a 6.3% decrease in insurance commissions from other insurance carriers in the first quarter of fiscal 2020 when compared to the first quarter of fiscal 2019.

●

Commissions paid increased by $244,863 from the first quarter of fiscal 2019 primarily due to increased revenues within UCS from third-party agents and through the sale of certain rental guarantee bonds which generally provide a higher commission structure. However, commissions paid decreased as a percentage of total segment operating revenue from 34.3% in the first quarter of fiscal 2019 to 26.6% in the first quarter of fiscal 2020.

●

Our losses and loss adjustment expense as a percentage of insurance revenues decreased from 16.6% in the first quarter of fiscal 2019 to 10.0% in the first quarter of fiscal 2020. The decrease in expense as a percentage of revenues is due in part to the receipt of $222,664 in salvage and subrogation proceeds during the first quarter of fiscal 2020.  Without these proceeds, losses and loss adjustment expenses would have equaled 15.7% of insurance revenues in the first quarter of fiscal 2020.

●

Employee costs and general and administrative expenses decreased as a percentage of revenue to 31.6% and 14.6%, respectively, during the first quarter of fiscal 2020. This is compared to 56.2% and 28.6%, respectively, during the first quarter of fiscal 2019.

●

During the first quarter of fiscal 2020, our segment income from insurance operations of $300,386 was reduced by unrealized losses of $5,264,407 from our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for the First Three Months of Fiscal 2020 compared to the First Three Months of Fiscal 2019

The table below summarizes our cash flows, in dollars, for the first three months of fiscal 2020 and the first three months of fiscal 2019:

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(110,884)	$237,307
Net cash provided by (used in) investing activities	35,830,833	(11,271,571)
Net cash (used in) provided by operating activities	(2,252)	3,740,138
Net increase (decrease) in cash, cash equivalents, and restricted cash	$35,717,697	$(7,294,126)

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities was $110,884 for the first three months of fiscal 2020 compared to a cash inflow of $237,307 for the first three months of fiscal 2019. The operating cash outflow for the first three months of fiscal 2020 was primarily attributable to a decrease in unearned premiums, an increase in accounts receivable, and a decrease in accounts payable, all at UCS, and was partially offset by improved operating results within our billboard and insurance businesses.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $35,830,833 for the first three months of fiscal 2020 as compared with net cash used in investing activities of $11,271,571 for the first three months of fiscal 2019. This increase in net cash provided by investing activities is primarily attributable to the maturity of our U.S. Treasury securities available for sale as short-term treasury bond yields dropped down to zero percent and, in fact, went negative on March 25, 2020.  In addition, during the first three months of fiscal 2020, we completed the purchase of the remaining thirty percent interest in SCS for $1,406,409, acquired certain billboard assets and easements in Nevada for $1,995,832, commenced our broadband services business with the acquisition of substantially all of the assets of FibAire for a total purchase price of $13,712,491, invested $1,500,000 in 24th Street Fund I, LLC and received $6,000,000 as DFH redeemed a portion of the preferred units initially purchased by us in May 2019.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $2,252 during the first three months of fiscal 2020 as compared to net cash provided by financing activities of $3,740,138 during the first three months of fiscal 2019. During the first three months of fiscal 2019, net cash provided by financing activities consisted of $3,864,701 in gross proceeds raised through our “at the market" offering, offset by offering costs of $124,563.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, a broadband service provider whose assets we acquired in March 2020 and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At March 31, 2020, we had approximately $51.6 million in unrestricted cash. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. Similar to our previous issuance in connection with the acquisitions of Tammy Lynn and Image, in the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

Since March 2018, we have utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and declared effective in February 2018, which authorizes us to sell up to $200,000,000 through the sales of securities to the public. The original “at the market” offering was pursuant to a Sales Agreement entered into on March 2, 2018 with Cowen and Company, LLC, which we refer to as “Cowen,” and related to the sale of shares of our Class A common stock. In accordance with the terms of that Sales Agreement, we had the option to sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen was not required to sell any specific amount of securities, but acted as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through August 20, 2019, we sold through Cowen an aggregate of 2,141,452 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $49,999,625.  We subsequently entered into a new Sales Agreement with Cowen which allows us to sell up to an additional $75,000,000 of our Class A common stock under the same compensation arrangement to Cowen. This new "at the market" offering provides us with the flexibility to seek to raise additional capital in amounts we deem appropriate and at price levels approved by us, with lower costs than a traditional underwritten public offering. We have no specific plans for the use of any proceeds from this new “at the market” offering of our Class A common stock. During fiscal 2019, we sold 448,880 shares of our Class A common stock under this new "at the market" offering for gross proceeds of $9,450,789. During the first quarter of fiscal 2020, we did not sell any shares of our Class A common stock under the new "at the market" offering. Subsequent to March 31, 2020, we have sold under the new "at the market" offering 40,455 shares of our Class A common stock for gross proceeds of $669,751.

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

We believe that our existing cash and short-term investments, generated by the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, additional funds that we may receive in the current “at the market” offering, funds received and in the future available through the credit agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. We have also taken steps to suspend the future issuance of certain rental surety bonds issued by UCS and have taken other steps to reduce certain costs of our operations. At March 31, 2020, we had approximately $51.6 million available in unrestricted cash.

If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all.

On March 18, 2020, we announced the authorization of a share repurchase program which allows us to repurchase our Class A common stock. We have not yet repurchased any shares under this program and we cannot predict when or if we will repurchase any shares of Class A common stock as any such share repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2020, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions, including the impact of the COVID-19 pandemic, believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 13, 2020. We believe that at March 31, 2020, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of March 31, 2020, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 13, 2020 and our Form 8-K as filed with the SEC on April 13, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2020, we announced the authorization of a share repurchase program which allows us to repurchase up to $20 million of our Class A common stock. We have not yet repurchased any shares under this program and we cannot predict when or if we will repurchase any shares of Class A common stock as the determination whether to effect any share repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities.

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

May 8, 2020

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

May 8, 2020

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

May 8, 2020