Form 10-Q
period 2020-06-30
BOSTON OMAHA Corp
filed 2020-08-07
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,175,555 shares of Class A common stock and 1,055,560 shares of Class B common stock as of August 6, 2020.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2020

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Six Months Ended June 30, 2020 and 2019

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	June 30,	December 31,
	2020	2019

Current Assets:
Cash and cash equivalents	$40,392,334	$16,028,514
Restricted cash	547,988	343,518
Accounts receivable, net	4,105,785	4,190,543
Interest receivable	281,118	456,827
Short-term investments	7,785,796	6,547,171
Marketable equity securities	50,529,586	55,907,927
U. S. Treasury securities available for sale	78,651,273	75,409,199
Funds held as collateral assets	3,168,339	1,858,161
Prepaid expenses	1,525,427	1,422,637

Total Current Assets	186,987,646	162,164,497

Property and Equipment, net	40,086,290	36,825,019

Other Assets:
Goodwill	113,686,446	106,272,501
Intangible assets, net	35,776,484	32,271,581
Investments	25,915,835	42,638,240
Investments in unconsolidated affiliates	13,237,030	771,805
Deferred policy acquisition costs	1,558,658	2,349,699
Right of use assets	51,212,522	53,249,985
Other	420,275	364,883

Total Other Assets	241,807,250	237,918,694

Total Assets	$468,881,186	$436,908,210

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2020	2019

Current Liabilities:
Accounts payable and accrued expenses	$5,335,493	$5,675,096
Short-term payables for business acquisitions	814,416	416,166
Lease liabilities	3,737,602	3,801,727
Funds held as collateral	3,168,339	1,858,161
Unearned premiums	5,807,242	8,035,756
Current maturities of long-term debt	951,588	504,170
Deferred revenue	1,611,881	1,390,154

Total Current Liabilities	21,426,561	21,681,230

Long-term Liabilities:
Asset retirement obligations	2,119,976	2,044,705
Lease liabilities	46,186,744	48,199,652
Long-term debt, less current maturities	17,108,412	17,555,830
Other long-term liabilities	33,062	398,750
Deferred tax liability	57,000	57,000

Total Liabilities	86,931,755	89,937,167

Redeemable Noncontrolling Interest	1,584,299	1,730,058

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 26,175,555 and 22,455,100 shares issued and outstanding	26,176	22,455
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	423,481,777	367,029,421
Accumulated deficit	(43,143,877)	(21,811,947)

Total Stockholders' Equity	380,365,132	345,240,985

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$468,881,186	$436,908,210

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:
Billboard rentals, net	$6,654,032	$7,149,992	$13,869,798	$13,930,382
Broadband services	1,164,082	-	1,431,333	-
Premiums earned	3,203,581	2,487,557	6,657,639	4,369,899
Insurance commissions	349,729	402,956	682,520	758,103
Investment and other income	121,140	99,056	261,454	191,902

Total Revenues	11,492,564	10,139,561	22,902,744	19,250,286

Costs and Expenses:

Cost of billboard revenues (exclusive of depreciation and amortization)	2,741,352	2,764,890	5,691,906	5,476,287
Cost of broadband revenues (exclusive of depreciation and amortization)	174,236	-	249,659	-
Cost of insurance revenues (exclusive of depreciation and amortization)	2,104,918	1,430,983	3,608,780	2,716,705
Employee costs	3,097,815	2,966,433	6,230,960	5,844,452
Professional fees	665,202	641,535	1,952,357	2,060,681
General and administrative	1,393,322	1,671,480	3,111,626	3,488,101
Amortization	1,029,015	2,856,572	1,980,836	5,705,124
Depreciation	934,194	861,122	1,765,704	1,704,405
Loss on disposition of assets	50,015	43,254	68,934	25,533
Bad debt expense	133,064	72,777	217,761	153,655
Accretion	34,740	33,154	69,502	65,932

Total Costs and Expenses	12,357,873	13,342,200	24,948,025	27,240,875

Net Loss from Operations	(865,309)	(3,202,639)	(2,045,281)	(7,990,589)

Other Income (Expense):
Interest income	270,521	605,750	780,000	1,165,192
Dividend income	470,357	-	861,148	-
Equity in income of unconsolidated affiliates	597,660	69,016	1,063,325	163,769
Unrealized gain (loss) on securities	(487,365)	126,621	(25,232,878)	50,516
Gain on disposition of investments	3,643,607	304,462	3,669,875	424,844
Interest expense	(194,020)	-	(388,435)	-

Net Income (Loss) Before Income Taxes	3,435,451	(2,096,790)	(21,292,246)	(6,186,268)
Income tax (provision) benefit	-	-	-	-

Net Income (Loss)	3,435,451	(2,096,790)	(21,292,246)	(6,186,268)
Noncontrolling interest in subsidiary income	(33,143)	(17,558)	(39,684)	(6,466)

Net Income (Loss) Attributable to Common Stockholders	$3,402,308	$(2,114,348)	$(21,331,930)	$(6,192,734)

Basic and Diluted Net Income (Loss) per Share	$0.14	$(0.09)	$(0.89)	$(0.28)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	24,672,411	22,452,540	24,091,535	22,320,114

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning Balance, December 31, 2018	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

Stock issued for cash	154,003	-	154	-	3,864,547	-	3,864,701

Offering costs	-	-	-	-	(124,563)	-	(124,563)

Increase in redeemable noncontrolling interest	-	-	-	-	(136,483)	-	(136,483)

Net loss attributable to common stockholders, March 31, 2019	-	-	-	-	-	(4,078,386)	(4,078,386)

Ending Balance March 31, 2019	21,183,327	1,055,560	21,183	1,056	339,121,824	(24,403,410)	314,740,653

Stock issued for cash	435,994	-	436	-	10,741,720	-	10,742,156

Offering costs	-	-	-	-	(325,952)	-	(325,952)

Increase in redeemable noncontrolling interest	-	-	-	-	(134,605)	-	(134,605)

Net loss attributable to common stockholders, June 30, 2019	-	-	-	-	-	(2,114,348)	(2,114,348)

Ending Balance June 30, 2019	21,619,321	1,055,560	$21,619	$1,056	$349,402,987	$(26,517,758)	$322,907,904

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning Balance, December 31, 2019	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

Offering costs	-	-	-	-	(2,252)	-	(2,252)

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	323,649	-	323,649

Net loss attributable to common stockholders, March 31, 2020	-	-	-	-	-	(24,734,238)	(24,734,238)

Ending Balance, March 31, 2020	22,455,100	1,055,560	22,455	1,056	367,350,818	(46,546,185)	320,828,144

Stock issued for cash	3,720,455	-	3,721	-	59,546,030	-	59,549,751

Offering costs	-	-	-	-	(3,415,071)	-	(3,415,071)

Net income attributable to common stockholders, June 30, 2020	-	-	-	-	-	3,402,308	3,402,308

Ending Balance June 30, 2020	26,175,555	1,055,560	$26,176	$1,056	$423,481,777	$(43,143,877)	$380,365,132

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(21,292,246)	$(6,186,268)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	1,986,749	1,766,701
Depreciation, amortization, and accretion	3,816,042	7,475,461
Loss on disposition of assets	68,934	25,533
Bad debt expense	217,761	153,655
Equity in earnings of unconsolidated affiliates	(1,063,325)	(163,769)
Unrealized (gain) loss on securities	25,232,878	(50,516)
Gain on disposition of investments	(3,669,875)	(424,844)
Changes in operating assets and liabilities:
Accounts receivable	(133,003)	(563,285)
Interest receivable	175,709	(75,720)
Prepaid expenses	(85,202)	(650,949)
Distributions from unconsolidated affiliates	98,100	203,382
Deferred policy acquisition costs	791,041	(207,470)
Other assets	(18,042)	50,187
Accounts payable and accrued expenses	(669,679)	889,229
Unearned premiums	(2,228,514)	1,626,329
Deferred revenue	221,727	374,376
Operating lease obligations	(2,187,689)	(1,346,151)

Net Cash Provided by Operating Activities	1,261,366	2,895,881

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(500)	(1,064,990)
Proceeds from disposition of assets	-	38,729
Purchase of preferred units	-	(12,000,000)
Business acquisitions, net of cash acquired	(12,314,701)	-
Proceeds from redemption of preferred units	6,000,000	-
Investment in unconsolidated affiliate	(1,500,000)	-
Purchase of non-controlling interest in subsidiary	(1,406,409)	-
Purchases of equipment and related assets	(3,821,800)	(1,434,940)
Proceeds from sales of investments	357,868,608	550,963,197
Purchase of investments	(377,804,068)	(559,335,591)

Net Cash Used in Investing Activities	(32,978,870)	(22,833,595)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Six Months Ended
	June 30,
	2020	2019

Cash Flows from Financing Activities:
Proceeds from issuance of stock	$59,549,751	$14,606,857
Contributions from noncontrolling interest	153,366	-
Offering costs	(3,417,323)	(450,515)

Net Cash Provided by Financing Activities	56,285,794	14,156,342

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	24,568,290	(5,781,372)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	16,372,032	18,143,839

Cash, Cash Equivalents, and Restricted Cash, End of Period	$40,940,322	$12,362,467

Interest Paid in Cash	$388,435	$-

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Six Months Ended
	June 30,
	2020	2019

Asset retirement obligations	$-	$1,294

Increase in redeemable noncontrolling interest of broadband subsidiary	1,397,790	-

(Decrease) increase in redeemable noncontrolling interest of insurance subsidiary	(323,649)	271,088

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

Fiber is Fast, LLC which we refer to as "FIF"

FIF AireBeam LLC, which we refer to as “AireBeam”

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the operating leases generally range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue. Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606 and are recognized at a point in time upon satisfaction of the contract, which is typically less than one week.

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

For the Six Months Ended June 30, 2020 and 2019

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

Recent Accounting Pronouncements

In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improves consistent application of Generally Accepted Accounting Principles for other areas by clarifying and amending existing guidance. This guidance is effective January 1, 2021. We are evaluating the effect of adopting this new accounting guidance but do not expect adoption will have a material impact on our disclosures.

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

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	June 30,	December 31,
	2020	2019

Insurance premium escrow	$547,988	$343,518

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	June 30,	December 31,
	2020	2019

Cash and cash equivalents	$40,392,334	$16,028,514
Restricted cash	547,988	343,518

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$40,940,322	$16,372,032

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2020	2019

Trade accounts	$3,368,453	$3,346,215
Premiums	887,513	971,963
Allowance for doubtful accounts	(150,181)	(127,635)

Total Accounts Receivable, net	$4,105,785	$4,190,543

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2020	2019

Structures and displays	$41,940,935	$41,320,458
Fiber, towers, and broadband equipment	3,614,574	-
Vehicles and equipment	1,761,147	1,245,210
Office furniture and equipment	1,241,756	990,810
Accumulated depreciation	(8,472,122)	(6,731,459)

Total Property and Equipment, net	$40,086,290	$36,825,019

Depreciation expense for the six months ended June 30, 2020 and 2019 was $1,765,704 and $1,704,405, respectively. For the six months ended June 30, 2020 and 2019, we realized losses on the disposition of assets in the amount of $68,934 and $25,533, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2020 Acquisitions

Broadband Acquisition

On March 10, 2020, FIF AireBeam, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire", a broadband services provider, as well as other assets used in the business operations owned by entities related to FibAire. The acquisition was accounted for as a business combination under the provisions of ASC 805. Under the terms of the asset purchase agreement, all purchased assets were sold on a debt-free basis to AireBeam. The total purchase price of $13,712,491 was paid 90% in cash and the remaining 10% of the purchase price was paid by issuing to FibAire 10% of the outstanding equity of AireBeam. $1,851,186 of the cash proceeds will be held in escrow for a minimum of one year from the closing to provide indemnification for certain representations and warranties made by FibAire in the asset purchase agreement. At any time, FibAire has the option, but not the obligation, to sell AireBeam its entire ownership interest in AireBeam. AireBeam would be obligated to purchase the units and pay for the purchase over a three-year period if FibAire elects to exercise this option. At any time after December 31, 2023, AireBeam has the option, but not the obligation, to purchase FibAire’s ownership interest in AireBeam, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.

We are in the process of obtaining a final third-party valuation of the tangible and intangible assets, and therefore the initial allocation of the purchase price is subject to refinement. The purchase was recorded at fair value and preliminarily allocated as follows:

AireBeam
Assets Acquired
Property, plant and equipment	$3,021,364
Customer relationships	1,210,000
Permits	260,000
Trade names and trademarks	970,000
Goodwill	7,394,158
Software	990,000
Right of use assets	337,966
Other	184,737

Total Assets Acquired	14,368,225

Liabilities Assumed
Accounts payable and deferred revenue	317,768
Lease liabilities	337,966

Total Liabilities Assumed	655,734

Total	$13,712,491

AireBeam's results of operations are recognized from March 10, 2020, the date of acquisition, through June 30, 2020. Revenues for the three and six-month periods ended June 30, 2020 were $1,164,082 and $1,431,333 respectively.  Earnings for the three and six-month periods ended June 30, 2020 were $331,425 and $396,835 respectively. Acquisition costs of $287,934 were expensed in professional fees during the year. Included in our property, plant, and equipment caption are fiber, tower, and broadband equipment assets acquired in the transaction which have useful lives ranging from five to twenty years.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2019 Acquisitions

During the year ended December 31, 2019, we completed two acquisitions of billboards and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisitions

Image Outdoor Advertising, Inc.

On August 30, 2019, our subsidiary, LMSE, acquired from Image Outdoor Advertising, LLC, which we refer to as “Image”, 61 billboard structures and related assets located in West Virginia. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Southeastern United States. The purchase price consisted of $6,915,501 in cash, net of adjustments, and 34,673 shares of our Class A common stock for a total purchase price of $7,625,604 and includes $398,750 that was held back by LMSE and will be disbursed, subject to any claims for indemnification, over an 18 month period. The final purchase price allocation related to Image includes property, plant and equipment, intangibles, and goodwill of $1,544,970, $3,152,000 and $3,058,633, respectively, as well as other net liabilities of $129,999.

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

For the Six Months Ended June 30, 2020 and 2019

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$11,492,564	$11,646,331	$23,906,007	$22,263,828

Net Income (Loss) Attributable to Common Stockholders	$3,394,669	$(2,019,159)	$(21,111,198)	$(6,069,678)

Basic and Diluted Income (Loss) per Share	$0.14	$(0.09)	$(0.88)	$(0.27)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	24,672,411	22,487,213	24,091,535	22,354,787

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding in 2019 have been adjusted to include the stock issued in connection with the acquisition of Image.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$39,032,900	$(19,237,453)	$19,795,447	$37,743,900	$(17,890,487)	$19,853,413
Permits, licenses, and lease acquisition costs	10,698,009	(1,920,156)	8,777,853	10,305,521	(1,443,337)	8,862,184
Site location	849,347	(164,996)	684,351	849,347	(136,839)	712,508
Noncompetition agreements	626,000	(330,564)	295,436	626,000	(269,318)	356,682
Trade names and trademarks	1,692,200	(312,387)	1,379,813	722,200	(267,900)	454,300
Technology	1,128,000	(162,570)	965,430	138,000	(138,000)	-
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	3,878,154	-	3,878,154	2,032,494	-	2,032,494

Total	$57,932,610	$(22,156,126)	$35,776,484	$52,445,462	$(20,173,881)	$32,271,581

During the fourth quarter of 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period to 10 years to better reflect the estimated economic lives of our billboard customers.

Future Amortization

The future amortization associated with the intangible assets is as follows:

	June 30,
	2021	2022	2023	2024	2025	Thereafter	Total

Customer relationships	$2,500,221	$2,379,935	$2,379,935	$2,379,935	$2,379,935	$7,775,486	$19,795,447
Permits, licenses, and lease acquisition costs	984,381	984,381	984,381	984,381	983,602	3,856,727	8,777,853
Site location	56,623	56,623	56,623	56,623	56,623	401,236	684,351
Noncompetition agreements	109,323	96,200	76,442	13,248	223	-	295,436
Technology	99,000	99,000	99,000	99,000	99,000	470,430	965,430
Trade names and trademarks	113,400	113,400	113,400	113,400	113,400	812,813	1,379,813

Total	$3,862,948	$3,729,539	$3,709,781	$3,646,587	$3,632,783	$13,316,692	$31,898,330

Amortization expense for the six months ended June 30, 2020 and 2019 was $1,980,836 and $5,705,124, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	85
Permits, licenses, and lease acquisition costs	108
Site location	145
Noncompetition agreements	28
Technology	117
Trade names and trademarks	110

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds.  Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as available for sale and reported at fair value. Because we have elected the fair value option for debt securities classified as available for sale, any unrealized holding gains and losses during the period are included in earnings. For the six months ended June 30, 2020, gains on redemptions of U.S. Treasury notes held to maturity were $3,794. For the six months ended June 30, 2020, unrealized losses on corporate bonds were $206,068.

	June 30,	December 31,
	2020	2019

Certificates of deposit	$994,441	$987,599
Corporate bonds available for sale	807,000	910,000
U.S. Treasury notes and corporate bond	5,984,355	4,649,572

Total	$7,785,796	$6,547,171

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  June 30, 2020 and December 31, 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, June 30, 2020	$69,318,420	$(18,788,834)	$50,529,586

Marketable equity securities, December 31, 2019	$49,554,926	$6,353,001	$55,907,927

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Securities Available for Sale

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the consolidated balance sheets. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate. Securities available for sale as of June 30, 2020 and December 31, 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury securities, June 30, 2020	$78,642,270	$9,003	$78,651,273

U.S. Treasury securities, December 31, 2019	$75,488,863	$(79,664)	$75,409,199

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

Long-term investments consist of the following:

	June 30,	December 31,
	2020	2019

U.S. Treasury securities, held to maturity	$647,116	$1,094,983
Certificates of deposit	106,215	380,753
Preferred stock	104,019	104,019
Non-voting preferred units of Dream Finders Holdings, LLC	6,000,000	12,000,000
Non-voting common units of Dream Finders Holdings, LLC	-	10,000,000
Voting common stock of CBT Holding Corporation	19,058,485	19,058,485

Total	$25,915,835	$42,638,240

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

We reviewed our investments as of June 30, 2020 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $746,123 as of  June 30, 2020, are managed by an entity controlled by a member of our board of directors.

In March 2020, we invested $1,500,000 in 24th Street Fund I, LLC. The fund is managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC, and will focus on opportunities within secured lending and direct investments in commercial real estate.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	June 30,	December 31,
	2020	2019

Beginning of period	$771,805	$568,713
Additional investment in unconsolidated affiliates	11,500,000	264,834
Distributions received	(98,100)	(541,108)
Equity in income of unconsolidated affiliates	1,063,325	479,366

End of period	$13,237,030	$771,805

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30.
	2020	2019	2020	2019

Revenue	$196,181,780	$191,717,919	$387,933,239	$310,992,001
Gross profit	28,973,220	33,805,394	54,761,208	55,604,003
Income from continuing operations	10,545,792	11,949,522	17,927,828	15,487,002
Net income	11,214,670	10,667,777	17,732,418	14,016,284

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 9.     FAIR VALUE

At June 30, 2020 and December 31, 2019, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable equity securities, certain investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At June 30, 2020, the estimated fair value of our long-term debt was $18,626,174 which exceeds the carrying amount of $18,060,000.

Marketable equity securities, corporate bonds, and U.S. Treasury securities available for sale are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy. Fair values for equity investments in private companies are not readily available, but are estimated to approximate fair value.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Realized Gains	Current Period
	June 30, 2020	Assets	and (Losses)	Earnings (Loss)

Marketable equity securities, securities available for sale and corporate bonds	$129,987,859	$129,987,859	$3,666,081	$(25,232,878)

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2019	$2,044,705
Additions	5,769
Accretion expense	69,502
Liabilities settled	-

Balance, June 30, 2020	$2,119,976

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. During the second quarter of fiscal 2020, we sold under the new "at the market" offering 40,455 shares of our Class A common stock for gross proceeds of $669,751.

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

On May 28, 2020, we entered into an underwriting agreement, which we refer to as the “underwriting agreement,” with Wells Fargo Securities, LLC and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.” Adam Peterson and Alex Rozek, our Co-Chairmen, together with another member of our board of directors and another employee, purchased, directly or through their affiliates, an aggregate of 39,375 shares of Class A common stock in the offering at the public offering price.  On June 2, 2020, we announced the completion of the public offering for a total of 3,680,000 shares, including both the firm shares and all of the option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of approximately $58.9 million. We raised this capital to fund the planned expansion of our recently acquired fiber-to-the-home broadband, telecommunication business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. We do not have current agreements, commitments or understandings for any specific material acquisitions at this time. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020.

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

As of June 30, 2020, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. A summary of warrant activity for the six months ended June 30, 2020 is presented in the following table.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 11.     CAPITAL STOCK (Continued)

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2019	105,556	$9.95	5.50	$1,170,616

Issued	-
Exercised	-
Expired	-

Outstanding as of June 30, 2020	105,556	$9.95	5.00	$638,614

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

Link has borrowed $18,060,000 through Term Loan 1 under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. For Term Loan 1, these payments are due commencing on  July 1, 2020. For Term Loan 2, these principal payments are due commencing on the last day of the month following the closing of Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 has a fixed interest rate of 4.25% per annum with interest only payments due through July 1, 2020. Term Loan 2 has a loan availability in an amount not to exceed $5,500,000 and must be drawn before September 1, 2020. If utilized, Term Loan 2 will have a fixed rate of interest determined using the seven-year Treasury rate plus 195 basis points subject to a floor of 4.20% per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021.

Long-term debt included within our consolidated balance sheet as of June 30, 2020 consists of Term Loan 1 borrowings of $18,060,000, of which $951,588 is classified as current.  There were no amounts outstanding related to the revolving line of credit and Term Loan 2 as of June 30, 2020.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ending December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, with testing to commence as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of June 30, 2020.

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

For the Six Months Ended June 30, 2020 and 2019

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

Operating Lease Cost

Operating lease cost for the three and six months ended June 30, 2020 is as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2020	2020	Statement of Operations Classification

Lease cost	$1,573,054	$3,184,357	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	129,499	286,745	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,702,553	$3,471,102

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2020	2020

Cash payments for operating leases	$1,738,914	$3,385,303
New operating lease assets obtained in exchange for operating lease liabilities	$221,192	$664,946

Operating Lease Assets and Liabilities

	June 30,
	2020	Balance Sheet Classification

Lease assets	$51,212,522	Other Assets: Right of use assets

Current lease liabilities	$3,737,602	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	46,186,744	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$49,924,346

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 13.      LEASES (Continued)

Maturity of Operating Lease Liabilities

June 30, 2020

2021	$6,039,628
2022	5,697,921
2023	5,411,252
2024	5,031,236
2025	4,648,316
Thereafter	50,015,267

Total lease payments	76,843,620
Less imputed interest	(26,919,274)

Present Value of Lease Liabilities	$49,924,346

As of June 30, 2020, our operating leases have a weighted-average remaining lease term of 17.35 years and a weighted-average discount rate of 4.86%.

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

For the Six Months Ended June 30, 2020 and 2019

NOTE 14.     INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia, and Wisconsin.

Fiber is Fast, LLC

FIF conducts our broadband operations through its subsidiary, AireBeam.  Airebeam serves clients located in Arizona.

					Total
Three Months Ended June 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$3,674,450	$6,654,032	$1,164,082	$-	$11,492,564
Segment gross profit	1,569,532	3,912,680	989,846	-	6,472,058
Segment income (loss) from operations	(184,734)	(118,493)	331,425	(893,507)	(865,309)
Capital expenditures	-	117,851	1,139,482	-	1,257,333
Depreciation and amortization	142,250	1,648,509	172,450	-	1,963,209

					Total
Three Months Ended June 30, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$2,989,569	$7,149,992	$-	$-	$10,139,561
Segment gross profit	1,558,586	4,385,102	-	-	5,943,688
Segment loss from operations	(738,364)	(1,513,728)	-	(950,547)	(3,202,639)
Capital expenditures	(194)	551,596	-	-	551,402
Depreciation and amortization	295,248	3,422,446	-	-	3,717,694

					Total
Six Months Ended June 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$7,601,613	$13,869,798	$1,431,333	$-	$22,902,744
Segment gross profit	3,992,833	8,177,892	1,181,674	-	13,352,399
Segment income (loss) from operations	115,652	(46,375)	396,835	(2,511,393)	(2,045,281)
Capital expenditures	-	2,715,381	14,818,910	-	17,534,291
Depreciation and amortization	284,196	3,289,894	172,450	-	3,746,540

					Total
Six Months Ended June 30, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$5,319,904	$13,930,382	$-	$-	$19,250,286
Segment gross profit	2,603,199	8,454,095	-	-	11,057,294
Segment loss from operations	(2,056,378)	(3,314,476)	-	(2,619,735)	(7,990,589)
Capital expenditures	37,761	1,397,179	-	-	1,434,940
Depreciation and amortization	611,310	6,798,219	-	-	7,409,529

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

NOTE 14.     INDUSTRY SEGMENTS (Continued)

					Total
As of June 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,402,945	$2,702,840	$-	$-	$4,105,785
Goodwill	8,719,294	97,572,994	7,394,158	-	113,686,446
Total assets	45,974,398	222,240,073	16,312,021	184,354,694	468,881,186

					Total
As of December 31, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,213,823	$2,976,720	$-	$-	$4,190,543
Goodwill	8,719,294	97,553,207	-	-	106,272,501
Total assets	45,956,410	224,258,311	-	166,693,489	436,908,210

NOTE 15.     CUSTODIAL RISK

As of June 30, 2020, we had approximately $40,788,546 in excess of federally insured limits on deposit with financial institutions.

NOTE 16.     SUBSEQUENT EVENTS

Subsequent to June 30, 2020, Dream Finders Holdings, LLC redeemed the remaining $6,000,000 of preferred units initially purchased by us during May 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws, PARTICULARLY THOSE ANTICIPATING FUTURE FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, GROWTH, OPERATING STRATEGIES AND SIMILAR MATTERS, INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING THE IMPACTS OF THE COVID-19 PANDEMIC ON OUR BUSINESS, OPERATIONS, RESULTS OF OPERATIONS, LIQUIDITY, INVESTMENTS AND FINANCIAL CONDITION. We have based these forward-looking statements on our current intent, expectations and projections about future events, and these forward-looking statements are not guaranteed to occur and may not occur. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “intend,” “project,” “contemplate,” “potential,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These statements are only predictions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. AMONG THE FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS ARE: THE SCOPE AND DURATION OF THE COVID-19 PANDEMIC, GOVERNMENT ACTIONS AND OTHER THIRD PARTY RESPONSES TO IT AND THE CONSEQUENCES FOR THE ECONOMY, AS WELL AS THE REGIONAL AND LOCAL ECONOMIES IN WHICH WE OPERATE, UNCERTAINTIES REGARDING WHEN THE RISKS OF THE PANDEMIC WILL SUBSIDE, AND ITS IMPACT ON OUR BUSINESS, OPERATIONS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. ADDITIONALLY, MANY OF THE OTHER RISK FACTORS AFFECTING US ARE CURRENTLY ELEVATED BY, AND LIKELY WILL CONTINUE TO BE ELEVATED BY, THE COVID-19 PANDEMIC. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2019 in exhibit 99.1 to our form 8-k as filed with the SECURITIES AND EXCHANGE commission on APRIL 13, 2020, IN EXHIBIT 99.1 TO OUR FORM 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 27, 2020, THE DISCUSSION UNDER THE HEADING "RECENT DEVELOPMENTS - IMPACT OF THE COVID-19 DISEASE ON OUR BUSINESS” SET FORTH BELOW IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THIS QUARTERLY REPORT ON FORM 10-Q AND FROM TIME TO TIME IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION (THE "SEC") FILINGS. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2020 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies. These transactions include our acquisition on July 31, 2018 of Tammy Lynn for approximately $16 million, our acquisition on August 22, 2018 of substantially all of the assets of Key for approximately $38 million, and our acquisition on August 31, 2018 of Waitt for approximately $84 million. We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of July 31, 2020, we operate approximately 3,000 billboards with approximately 5,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

●

In December 2017, we invested $10 million in common stock of Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers. In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units. DFH is required to pay us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units are convertible, at our option, into non-voting common units until May 30, 2020 and the remaining preferred units are convertible, at our option, into non-voting common units after May 29, 2021. The mandatory 14% preferred return increases if the preferred units purchased are not redeemed or converted within one year of purchase. Also, we obtain additional beneficial conversion terms if the preferred units are not redeemed by May 29, 2021. On January 13, 2020, DFH redeemed $6 million of the preferred units. During July 2020, DFH redeemed the remaining $6 million of preferred units.

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

Recent Developments - Impact of the COVID-19 Disease on Our Business

The global outbreak of a novel strain of coronavirus ("COVID-19") has had a significant impact on many industries and companies, and is also impacting our business. We cannot presently estimate the significance, extent or duration of the overall operational and financial impact of COVID-19 on our business. As a result of the COVID-19 pandemic, economic uncertainties have arisen which are likely to negatively impact our net income and surplus. The extent to which the COVID-19 pandemic impacts our business, net income, surplus, as well as our capital and liquidity position, will depend on future developments, which are highly uncertain and cannot be estimated, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. However, the COVID-19 pandemic has had various impacts on us, and is expected to have additional impacts on us, including, among other things, the following, which have had an adverse effect and may in the future have a material adverse effect on our business, financial performance and condition, operating results and cash flows and stock price:

●

We expect that the impact of “stay at home” and other governmental mandates closing retail and other businesses will adversely impact revenues for our billboard business and the ability of certain customers to pay outstanding invoices. For the quarter ended June 30, 2020, our revenues from our billboard business decreased by 6.9% from revenues for the quarter ended June 30, 2019.

●	We expect to sell fewer surety bonds as some of the markets we serve (contractors, small businesses, residential and commercial lease) have been impacted by the COVID-19 virus. In New York and other states where we sell residential lease bonds, eviction actions have been suspended and it is unclear what impact the COVID-19 pandemic will have on lease defaults. Due to the current disruption in this market, we have at least temporarily suspended issuing new rental insurance bonds in most instances, which could significantly reduce the revenues at our UCS business. These bonds accounted for approximately 46% of GIG’s written premium during the year ended December 31, 2019 and 33% of our written premium during the six months ended June 30, 2020. UCS has also implemented an increasingly conservative loss reserving methodology for this program. While UCS believes that these increased reserving levels will adequately cover the possibility of greater risk exposures, this is not assured and these reserves may prove inadequate if defaults exceed historical experience. Furthermore, various state and local legislators are actively contemplating new laws and civil actions which could meaningfully impact the insurance industry generally and, specifically our surety business. We recognize revenues from the sale of these bonds over the life of the bond so the suspension of certain rental bond sales and decreases in other surety bond sales may not immediately impact our reported revenues in the short term.

●	In our insurance business, we rely in significant part on reinsurance arrangements for some of our insurance business. Although we do not currently anticipate any loss of our reinsurance and have recently renewed reinsurance arrangements, insurance markets are currently highly volatile, and any loss would place our other UCS assets at risk. We also anticipate that our reinsurance premium costs could increase substantially, which higher costs we may not be able to pass through to our customers.

●	In the broadband telecommunications business, we expect demand for services to remain high but we may experience reduced revenues if customers are unable to pay their bills due to loss of employment or other inability to pay.

●	We expect to continue to seek additional acquisitions of businesses. Current market conditions may result in fewer companies wishing to be acquired, which could delay certain of our growth plans. Other companies available for sale may have had their operations severely impacted due to the pandemic and may not generate the returns we generally seek from acquisitions. While the cost to acquire such companies would potentially be lower than the purchase price we might pay in a more normal market environment, the risks associated with any newly acquired company may also be greater.

●

We hold minority investments in Logic, DFH and CBT. Financial results for both Logic and DFH are included in our results of operations. We do expect the COVID-19 pandemic to adversely impact all three investments, but we are not able to assess currently the potential impact to these businesses.

●	For Logic, we expect that certain of its fee income from brokerage and property management will be adversely impacted but that some of its other real estate finance operations may experience growth

●	For DFH, we expect that new home sales may decrease during the crisis due to potential buyers’ concerns about the general economy and the impact of higher unemployment rates, however, inventories remain relatively low relative to other macro-economic downturns.

●	For CBT, we expect a reduction in demand for vehicle purchases in the near term.

●	Both DFH and CBT borrow and we do not have guidance on what impact this pandemic will have on their ability to continue to borrow in the future and pay down any debt. We believe in the potential long-term value and success of both DFH and CBT and would consider providing additional funding if necessary.

●	Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and auto repossessions and have an adverse impact on CBT. The unemployment rate has risen significantly in the last month and could continue to rise to a level that is uncertain at this time. People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes and automobiles, may be forced to try to sell the homes they own, and may face difficulties in making required auto loan payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies experienced by CBT and have an adverse impact on DFH both by reducing demand for the homes DFH builds and by increasing the supply of homes for sale.

●	We held $50.5 million in a few publicly traded investment securities at June 30, 2020. Since the pandemic started in the United States in early March, the market prices for these securities have dropped significantly. We believe that the prices for these securities will continue to be volatile during the pandemic and any ongoing economic downturn which may follow the cessation of the pandemic. Our investments in publicly traded securities are solely in larger market capitalized companies (market capitalizations in excess of $4 billion at the time of purchase).

●	Boston Omaha is debt free as are some of our subsidiaries. However, Link’s billboard business has borrowed to date $18 million under a term loan arrangement which is due in August 2026 and which provides for monthly principal payments amortized over a 15-year term commencing July 1, 2020. Under its credit arrangement, Link may borrow additional funds, including under a $5 million revolver, which has not been drawn upon since the inception of the loan in August 2019 and a second term loan which may be drawn down prior to September 1, 2020. Any loans are guaranteed by Link’s operating subsidiaries but these loans are not guaranteed by us or any of our other non-Link subsidiaries. Link’s term loan requires monthly principal repayments commencing in July 2020 and we can cure certain financial covenant defaults by paying any monthly principal payment then due. As a result, we do not currently anticipate any adverse impact to the Link credit facility.

●	All our acquisitions involve assets with anticipated long lives, and while we do not currently anticipate any material write-off of goodwill or other significant impairment of assets, any unforeseen extensive economic downturn could cause us to incur significant impairment charges. At June 30, 2020, we recorded goodwill of approximately $113.7 million, or 24.2% of our total assets at June 30, 2020. Any significant impairment charges could materially adversely impact our balance sheet.

●	Our ability to conduct our business operations has not been materially impacted by the pandemic and absent a future larger scale pandemic or illnesses involving a significant portion of our work force, we do not foresee a significant impact on our ability to continue to deliver services. Our information technology systems allow for remote computing by most of our employees who require access to these systems. Our accounting systems also allow us to fully monitor all financial activities and we do not expect the pandemic to have a materially adverse impact on our system of internal controls. In response to the COVID-19 pandemic, we moved to a "remote work" model for office personnel in March 2020. This model has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This has resulted in increased demand for information technology resources and exposes us to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and the risk of other cybersecurity related incidents. None of our businesses require a manufacturing facility or other physical assets which cannot currently operate.

●	As a result of these recent developments, we have implemented work-from-home policies for almost all our employees. The effects of these orders, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and could delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party supplier facilities in the United States and other countries.

●	At June 30, 2020, we had $40.4 million in cash and cash equivalents, $78.7 million in U.S. treasury securities and $50.5 million in marketable equity securities. We may also continue to sell shares of our Class A common stock through our "at the market" offering. Concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

●	To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” sections of both our Annual Report on Form 10-K for the year ended December 31, 2019, our Form 8-K as filed with the SEC on April 13, 2020, and our Form 8-K as filed with the SEC on May 27, 2020, including but not limited to, those relating to our products and services, financial performance, credit rating of our insurance subsidiary and debt obligations of our billboard business.

●	In the second half of March 2020, we announced the implementation of a stock buyback plan. We have not repurchased any shares as of this date. We may in the future repurchase shares of our Class A common stock, which could reduce our cash available for working capital and other purposes.

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues primarily through billboard advertising and related services, from the sale of surety insurance and related brokerage activities and by providing high-speed broadband services. Revenue for outdoor advertising space rental is recognized on a straight-line basis over the term of the contract and advertising revenue is reported net of agency commissions. Payments received in advance of being earned are recorded as deferred revenue. In our surety insurance business, premiums written are recognized as revenues based on a pro rata daily calculation over the respective terms of the policies in-force. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in-force. In connection with our surety agency business, insurance commissions are recognized at a point in time, on a bond-by-bond basis as of the policy effective date and are generally nonrefundable. In our broadband business, revenue is derived principally from internet services and is recognized on a straight-line basis over the term of the contract in the period the services are rendered. Revenue received or receivable in advance of the delivery of services is included in deferred revenue.

Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct cost of services. In our billboard business, direct cost of services includes land leases, utilities, repairs and maintenance of equipment, sales commissions, contract services, and other billboard level expenses. In our surety business, direct cost of services includes commissions, premium taxes, fees and assessments, and losses and loss adjustment expenses. In our broadband business, direct costs of services includes network operations and data costs, programming costs, cell site rent and utilities, and other broadband level expenses.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following is a comparison of our results of operations for the three months ended June 30, 2020, which we refer to as the “second quarter of fiscal 2020,” compared to the three months ended June 30, 2019, which we refer to as the “second quarter of fiscal 2019.” Our results for the second quarter of fiscal 2020 include the operating results of our broadband services business which was acquired during the first quarter of fiscal 2020. Therefore, comparisons of our results for the second quarter of fiscal 2020 to the second quarter of fiscal 2019 may not be meaningful.

Revenues. For the second quarter of fiscal 2020 and the second quarter of fiscal 2019, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$6,654,032	57.9%	$7,149,992	70.5%	$(495,960)
Broadband services	1,164,082	10.1%	-	-	1,164,082
Premiums earned	3,203,581	27.9%	2,487,557	24.5%	716,024
Insurance commissions	349,729	3.0%	402,956	4.0%	(53,227)
Investment and other income	121,140	1.1%	99,056	1.0%	22,084
Total Revenues	$11,492,564	100.0%	$10,139,561	100.0%	$1,353,003

We realized total revenues of $11,492,564 during the second quarter of fiscal 2020, an increase of 13.3% over revenues of $10,139,561 during the second quarter of fiscal 2019. The increase in total revenues was largely driven by our acquisition of FibAire in March 2020 as well as premiums earned at UCS, mainly reflecting prior quarter growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which could significantly reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals in the second quarter of fiscal 2020 decreased 6.9% from the second quarter of fiscal 2019, reflecting a reduction in rental and occupancy rates across most of our markets due to COVID-19. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019.

●	Revenue from broadband services in the second quarter of fiscal 2020 was $1,164,082, reflecting the first full quarter of operations for our broadband services business.

●

Premiums earned from our UCS insurance subsidiary in the second quarter of fiscal 2020 increased 28.8% from the second quarter of fiscal 2019. The increase in premiums earned is primarily due to prior quarter growth within our rental guarantee bond program.

●

Revenue from insurance commissions generated by our surety brokerage operations in the second quarter of fiscal 2020 decreased by 13.2% from the second quarter of fiscal 2019, primarily because our agents are able to place more surety bond business through UCS but also due to a reduction in demand as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●	Investment and other income at UCS increased 22.3% in the second quarter of fiscal 2020 from $99,056 in the second quarter of fiscal 2019.

Expenses. For the second quarter of fiscal 2020 and the second quarter of fiscal 2019, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$2,741,352	23.8%	$2,764,890	27.3%	$(23,538)
Cost of broadband revenues	174,236	1.5%	-	-	174,236
Cost of insurance revenues	2,104,918	18.3%	1,430,983	14.1%	673,935
Employee costs	3,097,815	27.0%	2,966,433	29.3%	131,382
Professional fees	665,202	5.8%	641,535	6.3%	23,667
Depreciation	934,194	8.1%	861,122	8.5%	73,072
Amortization	1,029,015	9.0%	2,856,572	28.2%	(1,827,557)
General and administrative	1,393,322	12.1%	1,671,480	16.5%	(278,158)
Loss on disposition of assets	50,015	0.4%	43,254	0.4%	6,761
Accretion	34,740	0.3%	33,154	0.3%	1,586
Bad debt expense	133,064	1.2%	72,777	0.7%	60,287
Total Costs and Expenses	$12,357,873	107.5%	$13,342,200	131.6%	$(984,327)

During the second quarter of fiscal 2020, we had total costs and expenses of $12,357,873, as compared to total costs and expenses of $13,342,200 in the second quarter of fiscal 2019. Total costs and expenses as a percentage of total revenues decreased from 131.6% in the second quarter of fiscal 2019 to 107.5% in the second quarter of fiscal 2020. This improvement reflects our increase in total revenues, a reduction in amortization expense due to extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment during the fourth quarter of fiscal 2019 and our continued focus on reducing general and administrative expenses. In the second quarter of fiscal 2020, cost of billboard revenues, employee costs, professional fees, depreciation, amortization and general and administrative expenses decreased as a percentage of total revenues as compared to the second quarter of fiscal 2019.

●

During the second quarter of fiscal 2020, cost of billboard revenues decreased by $23,538, from the second quarter of fiscal 2019. The decrease is mainly related to lower variable costs due to the reduction in revenue driven by COVID-19.  These lower variable costs were partially offset by other more fixed costs such as ground rent expense.

●

During the second quarter of fiscal 2020, cost of insurance revenues increased by $673,935, or 47.1%, from the second quarter of fiscal 2019. The increase was driven by increased loss reserves at UCS related to its rental guarantee bond program due to the uncertainty caused by COVID-19 which led to higher losses and loss adjustment expense.

●	Employee costs increased $131,382 from the second quarter of fiscal 2019. The increase is mainly driven by our broadband services business which was acquired in March 2020.

●

Professional fees in the second quarter of fiscal 2020 were $665,202, or 5.8% of total revenues, as compared to $641,535, or 6.3% of total revenues, in the second quarter of fiscal 2019. Professional fees mainly include costs associated with third-party accounting, audit, legal and acquisition related expenses.

●

Non-cash expenses in the second quarter of fiscal 2020 included $1,029,015 in amortization expense, $934,194 in depreciation expense, and $34,740 in accretion expense related to asset retirement obligations for certain billboard assets. Amortization expense in the second quarter of fiscal 2020 decreased by 64.0% from the second quarter of fiscal 2019 as we extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our customer relationships within our billboard segment.

●

General and administrative expenses decreased from $1,671,480 in the second quarter of fiscal 2019 to $1,393,322 in the second quarter of fiscal 2020, a decrease of 16.6%. As a percentage of total revenues, general and administrative expenses decreased from 16.5% in the second quarter of fiscal 2019 to 12.1% in the second quarter of fiscal 2020.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2020 was $865,309, or 7.5% of total revenues, as compared to a net loss from operations of $3,202,639, or 31.6% of total revenues, in the second quarter of fiscal 2019. The decrease in net loss from operations in dollars was primarily due to increased revenue within our insurance operations, the addition of our broadband services operations, as well as a decrease in amortization expense after extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment. Our net loss from operations included $1,997,949 from non-cash amortization, depreciation and accretion expenses in the second quarter of fiscal 2020, as compared to $3,750,848 in the second quarter of fiscal 2019.

Other Income (Expense).  During the second quarter of fiscal 2020, we had net other income of $4,300,760. Net other income included $3,643,607 in realized gains from the sale of large publicly traded equity securities mainly held at Boston Omaha, $597,660 in equity in income of unconsolidated affiliates, $470,357 in dividend income from public equity securities held by Boston Omaha, interest income of $270,521, primarily derived from our DFH preferred units as well as from our investments in short-term treasury securities. These items were partially offset by $487,365 in unrealized losses mainly on large publicly traded equity securities held by Boston Omaha as well as UCS and interest expense of $194,020 incurred under Link's term loan which commenced in August 2019. During the second quarter of fiscal 2019, we had net other income of $1,105,849, which included $605,750 of interest income, $304,462 in realized gains on disposition of investments, $126,621 in unrealized gains on securities, and $69,016 in equity in income of unconsolidated affiliates.

Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $3,402,308 in the second quarter of fiscal 2020, or income per share of $0.14, based on 24,672,411 weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $2,114,348 in the second quarter of fiscal 2019, or a loss per share of $0.09, based on 22,452,540 weighted average shares outstanding.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following is a comparison of our results of operations for the six months ended June 30, 2020, which we refer to as the “first half of fiscal 2020,” compared to the six months ended June 30, 2019, which we refer to as the “first half of fiscal 2019.”  Our results for the first half of fiscal 2020 include the operating results of our broadband services business which was acquired during the first quarter of fiscal 2020. Therefore, comparisons of our results for the first half of fiscal 2020 to the first half of fiscal 2019 may not be meaningful.

Revenues. For the first half of fiscal 2020 and the first half of fiscal 2019, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$13,869,798	60.6%	$13,930,382	72.4%	$(60,584)
Broadband services	1,431,333	6.2%	-	-	1,431,333
Premiums earned	6,657,639	29.1%	4,369,899	22.7%	2,287,740
Insurance commissions	682,520	3.0%	758,103	3.9%	(75,583)
Investment and other income	261,454	1.1%	191,902	1.0%	69,552
Total Revenues	$22,902,744	100.0%	$19,250,286	100.0%	$3,652,458

We realized total revenues of $22,902,744 during the first half of fiscal 2020, an increase of 19.0% over revenues of $19,250,286 during the first half of fiscal 2019. The increase in total revenues was largely driven by our acquisition of FibAire in March 2020 as well as premiums earned at UCS, reflecting our ability to issue surety bonds in all 50 states and the District of Columbia and prior quarter growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which could significantly reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals in the first half of fiscal 2020 decreased 0.4% from the first half of fiscal 2019, reflecting a reduction in rental and occupancy rates across most of our markets due to COVID-19 during the second quarter of fiscal 2020. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019.

●	Revenue from broadband services in the first half of fiscal 2020 was $1,431,333, reflecting the acquisition of our broadband services business in March 2020.

●

Premiums earned from our UCS insurance subsidiary in the first half of fiscal 2020 increased 52.4% from the first half of fiscal 2019. The increase in premiums earned is primarily due to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia and prior quarter growth within our rental guarantee bond program.

●

Revenues from insurance commissions generated by our surety brokerage operations in the first half of fiscal 2020 decreased by 10.0% from the first half of fiscal 2019, primarily because our agents are able to place more surety bond business through UCS but also due to a reduction in demand as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●	Investment and other income at UCS increased 36.2% in the first half of fiscal 2020 from $191,902 in the first half of fiscal 2019.

Expenses. For the first half of fiscal 2020 and the first half of fiscal 2019, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$5,691,906	24.8%	$5,476,287	28.5%	$215,619
Cost of broadband revenues	249,659	1.1%	-	-	249,659
Cost of insurance revenues	3,608,780	15.8%	2,716,705	14.1%	892,075
Employee costs	6,230,960	27.2%	5,844,452	30.4%	386,508
Professional fees	1,952,357	8.5%	2,060,681	10.7%	(108,324)
Depreciation	1,765,704	7.7%	1,704,405	8.9%	61,299
Amortization	1,980,836	8.6%	5,705,124	29.6%	(3,724,288)
General and administrative	3,111,626	13.6%	3,488,101	18.1%	(376,475)
Loss on disposition of assets	68,934	0.3%	25,533	0.1%	43,401
Accretion	69,502	0.3%	65,932	0.3%	3,570
Bad debt expense	217,761	1.0%	153,655	0.8%	64,106
Total Costs and Expenses	$24,948,025	108.9%	$27,240,875	141.5%	$(2,292,850)

During the first half of fiscal 2020, we had total costs and expenses of $24,948,025, as compared to total costs and expenses of $27,240,875 in the first half of fiscal 2019. Total costs and expenses as a percentage of total revenues decreased from 141.5% in the first half of fiscal 2019 to 108.9% in the first half of fiscal 2020. This improvement reflects our increase in total revenues, a reduction in amortization expense due to extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment during the fourth quarter of fiscal 2019 and our continued focus on reducing general and administrative expenses. In the first half of fiscal 2020, cost of billboard revenues, employee costs, professional fees, depreciation, amortization and general and administrative expenses decreased as a percentage of total revenues as compared to the first half of fiscal 2019.

●

During the first half of fiscal 2020, cost of billboard revenues increased by $215,619, or 3.9%, when compared to the first half of fiscal 2019. The increase is mainly related to utilities and commissions paid related to the acquisition of billboards from Image in the third quarter of fiscal 2019.

●

During the first half of fiscal 2020, cost of insurance revenues increased by $892,075, or 32.8%, when compared to the first half of fiscal 2019. The increase was mainly driven by increased loss reserves at UCS related to its rental guarantee bond program due to the uncertainty caused by COVID-19 which led to higher losses and loss adjustment expense as well as an increase in commissions paid due to increased revenues within UCS.

●

Employee costs in the first half of fiscal 2020 increased $386,508 from the first half of fiscal 2019. The increase is mainly driven by our broadband services business which was acquired in March 2020.

●

Professional fees in the first half of fiscal 2020 were $1,952,357, or 8.5% of total revenues, as compared to $2,060,681, or 10.7% of total revenues, in the first half of fiscal 2019. Professional fees mainly include costs associated with third-party accounting, audit, legal and acquisition related expenses.

●

Non-cash expenses in the first half of fiscal 2020 included $1,980,836 in amortization expense, $1,765,704 in depreciation expense, and $69,502 in accretion expense related to asset retirement obligations for certain billboard assets. Amortization expense decreased by 65.3% from the first half of fiscal 2019 to the first half of fiscal 2020 as we extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our customer relationships within our billboard segment.

●

General and administrative expenses decreased from $3,488,101 in the first half of fiscal 2019 to $3,111,626 in the first half of fiscal 2020, a decrease of 10.8%. As a percentage of total revenues, general and administrative expenses decreased from 18.1% in the first half of fiscal 2019 to 13.6% in the first half of fiscal 2020.

Net Loss from Operations. Net loss from operations for the first half of fiscal 2020 was $2,045,281, or 8.9% of total revenues, as compared to a net loss from operations of $7,990,589, or 41.5% of total revenues, in the first half of fiscal 2019. The decrease in net loss from operations in dollars was primarily due to increased revenue within our insurance operations, the addition of our broadband services operations, as well as a decrease in amortization expense after extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment. Our net loss from operations included $3,816,042 from non-cash amortization, depreciation and accretion expenses in the first half of fiscal 2020, as compared to $7,475,461 in the first half of fiscal 2019.

Other Income (Expense).  During the first half of fiscal 2020, we had net other expense of $19,246,965. Net other expense included $25,232,878 from unrealized losses mainly on large publicly traded equity securities held by Boston Omaha as well as UCS, $3,669,875 in realized gains from the sale of large publicly traded equity securities mainly held at Boston Omaha, $1,063,325 in equity in income of unconsolidated affiliates, $861,148 in dividend income from public equity securities held by Boston Omaha, interest income of $780,000, primarily derived from our DFH preferred units as well as from our investments in short-term treasury securities, and interest expense of $388,435 incurred under Link's term loan which commenced in August 2019. During the first half of fiscal 2019, we had net other income of $1,804,321, which included $1,165,192 of interest income, $424,844 in realized gains on disposition of investments, $163,769 in equity in income of unconsolidated affiliates and $50,516 in unrealized gains on securities.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. As stated above, we experienced unrealized losses of $25,232,878 in the value of our securities during the first half of fiscal 2020. This contrasts with unrealized gains in fiscal 2019. For the year ended December 31, 2019, we had unrealized gains in the value of our securities of $6,273,337. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $21,331,930 in the first half of fiscal 2020, or a loss per share of $0.89, based on 24,091,535, weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $6,192,734 in the first half of fiscal 2019, or a loss per share of $0.28, based on 22,320,114 weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following three segments in which we operate, billboards, insurance and broadband, for the second quarter of fiscal 2020 and the second quarter of fiscal 2019:

Results of Billboard Operations

	For the Three Months Ended June 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$6,654,032	100.0%	$7,149,992	100.0%
Cost of Revenues
Ground rents	1,531,264	23.0%	1,512,117	21.1%
Utilities	304,853	4.6%	268,340	3.8%
Commissions paid	626,778	9.4%	648,340	9.1%
Other costs of revenues	278,457	4.2%	336,093	4.7%
Total cost of revenues	2,741,352	41.2%	2,764,890	38.7%
Gross margin	3,912,680	58.8%	4,385,102	61.3%
Other Operating Expenses
Employee costs	1,431,556	21.5%	1,485,589	20.8%
Professional fees	109,648	1.6%	57,987	0.8%
Depreciation	828,980	12.5%	855,798	12.0%
Amortization	819,529	12.3%	2,566,648	35.9%
General and administrative	623,737	9.4%	784,229	11.0%
Accretion	34,740	0.5%	33,154	0.4%
Loss on disposition of assets	50,015	0.8%	43,254	0.6%
Bad debt expense	132,968	2.0%	72,171	1.0%
Total expenses	4,031,173	60.6%	5,898,830	82.5%
Segment Loss from Operations	(118,493)	(1.8%)	(1,513,728)	(21.2%)
Interest income (expense), net	(192,866)	(2.9%)	68,980	1.0%
Net Loss Attributable to Common Stockholders	$(311,359)	(4.7%)	$(1,444,748)	(20.2%)

Comparison of the Second Quarter of Fiscal 2020 to the Second Quarter of Fiscal 2019. In the second quarter of fiscal 2020, there was a 6.9% decrease in net billboard revenues from the second quarter of fiscal 2019, reflecting a reduction in rental and occupancy rates across most of our markets due to COVID-19. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019. Segment loss from billboard operations improved mainly due to the reduction in amortization expense. In the fourth quarter of fiscal 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our billboard customers. The key factors affecting our billboard operations results during the second quarter of fiscal 2020 were as follows:

●

Ground rent expense as a percentage of total segment operating revenues increased from 21.1% in the second quarter of fiscal 2019 to 23.0% in the second quarter of fiscal 2020.  The increase as a percentage of total segment operating revenues is driven by the reduction in net billboard revenues due to COVID-19.

●

Commissions paid as a percentage of total segment operating revenues increased slightly from 9.1% in the second quarter of fiscal 2019 to 9.4% in the second quarter of fiscal 2020. For additional comparison, commissions paid as a percentage of total segment operating revenues was 9.5% for all of fiscal 2019.

●	Employee costs in the second quarter of fiscal 2020 decreased 3.6% when compared to the second quarter of fiscal 2019.

●

Amortization expense in the second quarter of fiscal 2020 decreased by $1,747,119 from the second quarter of fiscal 2019. The decrease is primarily due to extending the amortization period from 3 years to 10 years for customer relationships.

●

General and administrative expenses in the second quarter of fiscal 2020 decreased 20.5% when compared to the second quarter of fiscal 2019. The decrease was primarily driven by a reduction in travel related expenses as well as other cost savings initiatives due to COVID-19.

●

Interest expense of $192,866 in the second quarter of fiscal 2020 compared to interest income $68,980 in the second quarter of fiscal 2019. The increase in interest expense is related to Link's $18 million term loan which commenced in August 2019.

Results of Insurance Operations

	For the Three Months Ended June 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$3,203,581	87.2%	2,487,557	83.2%
Insurance commissions	349,729	9.5%	402,956	13.5%
Investment and other income	121,140	3.3%	99,056	3.3%
Total operating revenues	3,674,450	100.0%	2,989,569	100.0%
Cost of Revenues
Commissions paid	995,018	27.1%	915,096	30.6%
Premium taxes, fees, and assessments	81,016	2.2%	119,963	4.0%
Losses and loss adjustment expense	1,028,884	28.0%	395,924	13.3%
Total cost of revenues	2,104,918	57.3%	1,430,983	47.9%
Gross margin	1,569,532	42.7%	1,558,586	52.1%
Other Operating Expenses
Employee costs	974,241	26.5%	1,288,124	43.1%
Professional fees	190,353	5.2%	70,144	2.3%
Depreciation	5,854	0.1%	5,324	0.2%
Amortization	136,396	3.7%	289,924	9.7%
Bad debt expense	96	0.0%	605	0.0%
General and administrative	447,326	12.2%	642,829	21.5%
Total expenses	1,754,266	47.7%	2,296,950	76.8%
Segment Loss from Operations	(184,734)	(5.0%)	(738,364)	(24.7%)
Interest income	6	0.0%	34	0.0%
Unrealized gain on securities	1,045,895	28.5%	131,491	4.4%
Gain on sale of investments	257,975	7.0%	300,186	10.1%
Noncontrolling interest in subsidiary income	-	-	(17,558)	(0.6%)
Net Income (Loss) Attributable to Common Stockholders	$1,119,142	30.5%	(324,211)	(10.8%)

Comparison of the Second Quarter of Fiscal 2020 to the Second Quarter of Fiscal 2019. In the second quarter of fiscal 2020, total operating revenues increased by 22.9% as compared to the second quarter of fiscal 2019, primarily due to a 28.8% increase in premiums earned at UCS. Segment loss from insurance operations improved mainly due to operating expenses decreasing as a percentage of revenue when compared to the second quarter of fiscal 2019. The key factors affecting our insurance operations results during the second quarter of fiscal 2020 were as follows:

●

Increased premiums earned from our UCS insurance subsidiary, reflecting prior quarter growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which could significantly reduce future revenues at UCS.

●

Our brokerage operations realized a 13.2% decrease in insurance commissions from other insurance carriers in the second quarter of fiscal 2020 when compared to the second quarter of fiscal 2019. The decrease is mainly due to our agents being able to place more surety bond business through UCS but also due to a reduction in overall demand during the second quarter of fiscal 2020 as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●

Commissions paid in the second quarter of fiscal 2020 increased by $79,922 from the second quarter of fiscal 2019 primarily due to increased revenues within UCS. However, commissions paid decreased as a percentage of total segment operating revenue from 30.6% in the second quarter of fiscal 2019 to 27.1% in the second quarter of fiscal 2020.

●

Our losses and loss adjustment expense as a percentage of insurance revenues increased from 13.3% in the second quarter of fiscal 2019 to 28.0% in the second quarter of fiscal 2020. During the second quarter of fiscal 2020, UCS increased its loss reserves related to its rental guarantee bond program due to the uncertainty caused by COVID-19.

●

Employee costs and general and administrative expenses decreased as a percentage of revenue to 26.5% and 12.2%, respectively, during the second quarter of fiscal 2020. This is compared to 43.1% and 21.5%, respectively, during the second quarter of fiscal 2019.

●

During the second quarter of fiscal 2020, our segment loss from insurance operations of $184,734 was offset by unrealized gains of $1,045,895 from our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Three Months Ended June 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$1,164,082	100.0%	$-	-
Cost of Revenues
Network operations and data costs	67,391	5.8%	-	-
Programming costs	20,288	1.7%	-	-
Cell site rent and utilities	28,796	2.5%	-	-
Other costs of revenues	57,761	5.0%	-	-
Total cost of revenues	174,236	15.0%	-	-
Gross margin	989,846	85.0%	-	-
Other Operating Expenses
Employee costs	371,127	31.8%	-	-
Professional fees	13,803	1.2%	-	-
Depreciation	99,360	8.5%	-	-
Amortization	73,090	6.3%	-	-
General and administrative	101,041	8.7%	-	-
Total expenses	658,421	56.5%	-	-
Segment Income from Operations	331,425	28.5%	-	-
Interest income	2	0.0%	-	-
Noncontrolling interest in subsidiary income	(33,143)	(2.9%)	-	-
Net Income Attributable to Common Stockholders	$298,284	25.6%	$-	-

Comparison of the Second Quarter of Fiscal 2020 to the Second Quarter of Fiscal 2019. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. Therefore, comparisons of our broadband results for the second quarter of fiscal 2020 to the second quarter of fiscal 2019 may not be meaningful.

Results of Billboard Operations

	For the Six Months Ended June 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$13,869,798	100.0%	$13,930,382	100.0%
Cost of Revenues
Ground rents	3,112,810	22.4%	3,105,907	22.3%
Utilities	631,615	4.6%	544,400	3.9%
Commissions paid	1,329,534	9.6%	1,245,985	8.9%
Other costs of revenues	617,947	4.4%	579,995	4.2%
Total cost of revenues	5,691,906	41.0%	5,476,287	39.3%
Gross margin	8,177,892	59.0%	8,454,095	60.7%
Other Operating Expenses
Employee costs	2,948,957	21.3%	2,877,552	20.6%
Professional fees	262,538	1.9%	252,226	1.8%
Depreciation	1,654,939	11.9%	1,694,356	12.2%
Amortization	1,634,955	11.8%	5,103,863	36.6%
General and administrative	1,367,053	9.8%	1,596,139	11.5%
Accretion	69,502	0.5%	65,932	0.5%
Loss on disposition of assets	68,934	0.5%	25,533	0.2%
Bad debt expense	217,389	1.6%	152,970	1.1%
Total expenses	8,224,267	59.3%	11,768,571	84.5%
Segment Loss from Operations	(46,375)	(0.3%)	(3,314,476)	(23.8%)
Interest income (expense), net	(385,656)	(2.8%)	71,087	0.5%
Net Loss Attributable to Common Stockholders	$(432,031)	(3.1%)	$(3,243,389)	(23.3%)

Comparison of the First Half of Fiscal 2020 to the First Half of Fiscal 2019. In the first half of fiscal 2020, net billboard revenues decreased by 0.4% from the first half of fiscal 2019, reflecting a reduction in rental and occupancy rates across most of our markets due to COVID-19 during the second quarter of fiscal 2020. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019. Segment loss from billboard operations improved mainly due to the reduction in amortization expense. In the fourth quarter of fiscal 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our billboard customers. The key factors affecting our billboard operations results during the first half of fiscal 2020 were as follows:

●

Ground rent as a percentage of total segment operating revenues increased slightly from 22.3% in the first half of fiscal 2019 to 22.4% in the first half of fiscal 2020. The increase as a percentage of total segment operating revenues is driven by the reduction in net billboard revenues due to COVID-19.

●

Commissions paid as a percentage of total segment operating revenues increased from 8.9% in the first half of fiscal 2019 to 9.6% in the first half of fiscal 2020. For additional comparison, commissions paid as a percentage of total segment operating revenues was 9.5% for all of fiscal 2019.

●	Employee costs in the first half of fiscal 2020 increased 2.5% when compared to the first half of fiscal 2019.

●

Amortization expense in the first half of fiscal 2020 decreased by $3,468,908 from the first half of fiscal 2019. The decrease is primarily due to extending the amortization period from 3 years to 10 years for customer relationships.

●

General and administrative expenses in the first half of fiscal 2020 decreased 14.4% when compared to the first half of fiscal 2019. The decrease was primarily driven by a reduction in travel related expenses as well as other cost savings initiatives due to COVID-19.

●

Interest expense of $385,656 in the first half of fiscal 2020 compared to interest income $71,087 the first half of fiscal 2019. The increase in interest expense is related to Link's $18 million term loan which commenced in August 2019.

Results of Insurance Operations

	For the Six Months Ended June 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$6,657,639	87.6%	$4,369,899	82.1%
Insurance commissions	682,520	9.0%	758,103	14.3%
Investment and other income	261,454	3.4%	191,902	3.6%
Total operating revenues	7,601,613	100.0%	5,319,904	100.0%
Cost of Revenues
Commissions paid	2,038,817	26.8%	1,714,032	32.2%
Premium taxes, fees, and assessments	146,713	1.9%	220,101	4.2%
Losses and loss adjustment expense	1,423,250	18.8%	782,572	14.7%
Total cost of revenues	3,608,780	47.5%	2,716,705	51.1%
Gross margin	3,992,833	52.5%	2,603,199	48.9%
Other Operating Expenses
Employee costs	2,213,758	29.1%	2,597,997	48.8%
Professional fees	359,415	4.7%	138,874	2.6%
Depreciation	11,405	0.2%	10,049	0.2%
Amortization	272,791	3.6%	601,261	11.3%
Bad debt expense	372	0.0%	685	0.0%
General and administrative	1,019,440	13.4%	1,310,711	24.7%
Total expenses	3,877,181	51.0%	4,659,577	87.6%
Segment Income (Loss) from Operations	115,652	1.5%	(2,056,378)	(38.7%)
Interest income (expense)	(370)	(0.0%)	68	0.0%
Unrealized gain (loss) on securities	(4,218,512)	(55.5%)	87,473	1.7%
Gain on sale of investments	260,259	3.4%	420,568	7.9%
Noncontrolling interest in subsidiary income	-	-	(6,466)	(0.1%)
Net Loss Attributable to Common Stockholders	$(3,842,971)	(50.6%)	$(1,554,735)	(29.2%)

Comparison of the First Half of Fiscal 2020 to the First Half of Fiscal 2019. In the first half of fiscal 2020, total operating revenues increased by 42.9% as compared to the first half of fiscal 2019, primarily due to a 52.4% increase in premiums earned at UCS. At the same time, operating expenses decreased as a percentage of revenue when compared to the first half of fiscal 2019, resulting in positive segment income from insurance operations in the first half of fiscal 2020. The key factors affecting our insurance operations results during the first half of fiscal 2020 were as follows:

●

Increased premiums earned from our UCS insurance subsidiary, reflecting an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia and prior quarter growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which could significantly reduce future revenues at UCS.

●

Our brokerage operations realized a 10.0% decrease in insurance commissions from other insurance carriers in the first half of fiscal 2020 when compared to the first half of fiscal 2019. The decrease is mainly due to our agents being able to place more surety bond business through UCS but also due to a reduction in overall demand during the second quarter of fiscal 2020 as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●

Commissions paid in the first half of fiscal 2020 increased by $324,785 from the first half of fiscal 2019 primarily due to increased revenues within UCS. However, commissions paid as a percentage of total segment operating revenue decreased from 32.2% in the first half of fiscal 2019 to 26.8% in the first half of fiscal 2020.

●	Our losses and loss adjustment expense as a percentage of insurance revenues increased from 14.7% in the first half of fiscal 2019 to 18.8% in the first half of fiscal 2020. During the second quarter of fiscal 2020, UCS increased its loss reserves related to its rental guarantee bond program due to the uncertainty caused by COVID-19.

●

Employee costs and general and administrative expenses as a percentage of revenue decreased to 29.1% and 13.4%, respectively, during the first half of fiscal 2020. This is compared to 48.8% and 24.7%, respectively, during the first half of fiscal 2019.

●

During the first half of fiscal 2020, our segment income from insurance operations of $115,652 was reduced by unrealized losses of $4,218,512 from our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Six Months Ended June 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$1,431,333	100.0%	$-	-
Cost of Revenues
Network operations and data costs	107,791	7.5%	-	-
Programming costs	28,535	2.0%	-	-
Cell site rent and utilities	30,449	2.1%	-	-
Other costs of revenues	82,884	5.8%	-	-
Total cost of revenues	249,659	17.4%	-	-
Gross margin	1,181,674	82.6%	-	-
Other Operating Expenses
Employee costs	464,458	32.5%	-	-
Professional fees	14,803	1.0%	-	-
Depreciation	99,360	6.9%	-	-
Amortization	73,090	5.1%	-	-
General and administrative	133,128	9.3%	-	-
Total expenses	784,839	54.8%	-	-
Segment Income from Operations	396,835	27.8%	-	-
Interest income	2	0.0%	-	-
Noncontrolling interest in subsidiary income	(39,684)	(2.8%)	-	-
Net Income Attributable to Common Stockholders	$357,153	25.0%	$-	-

Comparison of the First Half of Fiscal 2020 to the First Half of Fiscal 2019. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. Therefore, comparisons of our broadband results for the first half of fiscal 2020 to the first half of fiscal 2019 may not be meaningful.

Cash Flows

Cash Flows for the First Half of Fiscal 2020 compared to the First Half of Fiscal 2019

The table below summarizes our cash flows, in dollars, for the first half of fiscal 2020 and the first half of fiscal 2019:

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)
Net cash provided by operating activities	$1,261,366	$2,895,881
Net cash used in investing activities	(32,978,870)	(22,833,595)
Net cash provided by financing activities	56,285,794	14,156,342
Net increase (decrease) in cash, cash equivalents, and restricted cash	$24,568,290	$(5,781,372)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $1,261,366 for the first half of fiscal 2020 compared to a cash inflow of $2,895,881 for the first half of fiscal 2019. The net cash provided by operating activities for the first half of fiscal 2020 was primarily attributable to improved operating results within our insurance business, the addition of our broadband services business, and interest income and dividend income earned at Boston Omaha, and was offset by a decrease in unearned premiums at UCS and an increase in interest expense incurred under Link's term loan which commenced in August 2019.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $32,978,870 for the first half of fiscal 2020 as compared with net cash used in investing activities of $22,833,595 for the first half of fiscal 2019. The net cash used in investing activities for the first half of fiscal 2020 is primarily attributable to our investments in U.S. Treasury securities available for sale, the purchase of the remaining thirty percent interest in SCS for $1,406,409, the purchase of certain billboard assets and easements in Nevada for $1,995,832, commencing our broadband services business with the acquisition of substantially all of the assets of FibAire for a total purchase price of $13,712,491, and investing $1,500,000 in 24th Street Fund I, LLC. These investments were partially offset by DFH's $6,000,000 redemption of a portion of the preferred units in January 2020 as well as $3,669,875 in realized gains from the sale of large publicly traded equity securities mainly held at Boston Omaha.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $56,285,794 during the first half of fiscal 2020 as compared to net cash provided by financing activities of $14,156,342 during the first half of fiscal 2019. During the first half of fiscal 2020, net cash provided by financing activities mainly consisted of $58,880,000 in gross proceeds raised through our public offering of Class A common stock on June 2, 2020 and gross proceeds of $669,751 raised through our “at the market" offering during April 2020, offset by offering costs of $3,417,323.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, a broadband service provider whose assets we acquired in March 2020 and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At June 30, 2020, we had approximately $40.4 million in unrestricted cash. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. Similar to our previous issuance in connection with the acquisitions of Tammy Lynn and Image, in the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

Since March 2018, we have utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and declared effective in February 2018, which authorizes us to sell up to $200,000,000 through the sales of securities to the public. The original “at the market” offering was pursuant to a Sales Agreement entered into on March 2, 2018 with Cowen and Company, LLC, which we refer to as “Cowen,” and related to the sale of shares of our Class A common stock. In accordance with the terms of that Sales Agreement, we had the option to sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen was not required to sell any specific amount of securities, but acted as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through August 20, 2019, we sold through Cowen an aggregate of 2,141,452 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $49,999,625. We subsequently entered into a new Sales Agreement with Cowen which allows us to sell up to an additional $75,000,000 of our Class A common stock under the same compensation arrangement to Cowen. This new "at the market" offering provides us with the flexibility to seek to raise additional capital in amounts we deem appropriate and at price levels approved by us, with lower costs than a traditional underwritten public offering. We have no specific plans for the use of any proceeds from this new “at the market” offering of our Class A common stock. During fiscal 2019, we sold 448,880 shares of our Class A common stock under this new "at the market" offering for gross proceeds of $9,450,789. During the second quarter of fiscal 2020, we have sold under the new "at the market" offering 40,455 shares of our Class A common stock for gross proceeds of $669,751.

On May 28, 2020, we entered into an underwriting agreement, which we refer to as the “underwriting agreement,” with Wells Fargo Securities, LLC and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.” Adam Peterson and Alex Rozek, our Co-Chairmen, together with another member of our board of directors and another employee, purchased, directly or through their affiliates, an aggregate of 39,375 shares of Class A common stock in the offering at the public offering price.  On June 2, 2020, we announced the completion of the public offering for a total of 3,680,000 shares, including both the firm shares and all of the option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of approximately $58.9 million.  We raised this capital to fund the planned expansion of our recently acquired fiber-to-the-home broadband, telecommunication business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. We do not have current agreements, commitments or understandings for any specific material acquisitions at this time. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020.

On August 12, 2019, Link, our wholly owned subsidiary which owns and operates our billboard businesses, entered into a Credit Agreement, which we refer to as the “Credit Agreement,” with First National Bank of Omaha, which we refer to as the “Lender,” under which Link may borrow up to $40,000,000, which we refer to as the "Credit Facility." The Credit Agreement provides for an initial term loan, which we refer to as “Term Loan 1,” an incremental term loan, which we refer to as "Term Loan 2,” and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by Boston Omaha Corporation or any of our non-billboard businesses. Link has borrowed $18,060,000 through Term Loan 1 under the Credit Facility. Term Loan 1 has a fixed interest rate of 4.25% per annum with interest only payments due through July 1, 2020. Term Loan 2 has a loan availability in an amount not to exceed $5,500,000 and must be drawn before September 1, 2020. If utilized, Term Loan 2 will have a fixed rate of interest determined using the seven-year Treasury rate plus 195 basis points but in any event an interest rate no less than 4.20% per annum. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. For Term Loan 1, these payments are due commencing on July 1, 2020. For Term Loan 2, these principal payments are due commencing on the last day of the month following the closing of Term Loan 2. Both term loans are payable in full on August 12, 2026. During the first three years of the term loans, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 2.0% and 0.5%. After three years, there is no prepayment penalty. In addition to the term loans, the Credit Agreement allows Link to borrow up to $5,000,000 through August 12, 2021 under a revolving line of credit. Interest payments on the revolving line of credit are based on the 30 day LIBOR rate plus an applicable margin ranging between 2.00% and 2.50% dependent on Link's consolidated leverage ratio.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019 and a First Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on October 29, 2019, and a Second Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on June 30, 2020.

We believe that our existing cash and short-term investments, generated by the proceeds from the 2018 private placement, the proceeds from the “at the market” offering to date, additional funds that we may receive in the current “at the market” offering, funds received and in the future available through the credit agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements, and anticipated capital expenditures for the next 12 months. We have also taken steps to suspend the future issuance of certain rental surety bonds issued by UCS and have taken other steps to reduce certain costs of our operations. At June 30, 2020, we had approximately $40.4 million available in unrestricted cash, $78.7 million in U.S. Treasury securities and $50.5 million in marketable equity securities.

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

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2020, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions, including the impact of the COVID-19 pandemic, believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 13, 2020. We believe that at June 30, 2020, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of June 30, 2020, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 13, 2020, our Form 8-K as filed with the SEC on April 13, 2020 and our Form 8-K as filed with the SEC on May 27, 2020.

.

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

3.3 (*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2020.

3.4 (*)	Amended and Restated Bylaws of the Company, filed as Exhibit 3.7 to the Company’s Registration Statement on Form S-1/A filed with the Commission on June 5, 2017.

3.5 (*)	Amended and Restated Bylaws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2020.

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

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

August 7, 2020

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

August 7, 2020

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

August 7, 2020