Form 10-Q
period 2020-09-30
BOSTON OMAHA Corp
filed 2020-11-09
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,175,555 shares of Class A common stock and 1,055,560 shares of Class B common stock as of November 6, 2020.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2020

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Nine Months Ended September 30, 2020 and 2019

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	September 30,	December 31,
	2020	2019

Current Assets:
Cash and cash equivalents	$42,270,664	$16,028,514
Restricted cash	381,113	343,518
Accounts receivable, net	3,585,966	4,190,543
Interest receivable	64,892	456,827
Short-term investments	7,294,663	6,547,171
Marketable equity securities	63,794,553	55,907,927
U. S. Treasury securities available for sale	76,667,538	75,409,199
Funds held as collateral assets	6,385,197	1,858,161
Prepaid expenses	1,876,055	1,422,637

Total Current Assets	202,320,641	162,164,497

Property and Equipment, net	41,379,338	36,825,019

Other Assets:
Goodwill	113,416,446	106,272,501
Intangible assets, net	35,418,574	32,271,581
Investments	19,698,400	42,638,240
Investments in unconsolidated affiliates	16,026,812	771,805
Deferred policy acquisition costs	975,276	2,349,699
Right of use assets	50,242,563	53,249,985
Other	426,963	364,883

Total Other Assets	236,205,034	237,918,694

Total Assets	$479,905,013	$436,908,210

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2020	2019

Current Liabilities:
Accounts payable and accrued expenses	$5,964,495	$5,675,096
Short-term payables for business acquisitions	814,416	416,166
Lease liabilities	3,723,843	3,801,727
Funds held as collateral	6,385,197	1,858,161
Unearned premiums	4,775,163	8,035,756
Current maturities of long-term debt	1,278,363	504,170
Deferred revenue	1,612,915	1,390,154

Total Current Liabilities	24,554,392	21,681,230

Long-term Liabilities:
Asset retirement obligations	2,247,533	2,044,705
Lease liabilities	45,366,930	48,199,652
Long-term debt, less current maturities	22,074,639	17,555,830
Other long-term liabilities	120,595	398,750
Deferred tax liability	57,000	57,000

Total Liabilities	94,421,089	89,937,167

Redeemable Noncontrolling Interest	1,655,121	1,730,058

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 26,175,555 and 22,455,100 shares issued and outstanding	26,176	22,455
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	423,481,777	367,029,421
Accumulated deficit	(39,680,206)	(21,811,947)

Total Stockholders' Equity	383,828,803	345,240,985

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$479,905,013	$436,908,210

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
Billboard rentals, net	$7,121,957	$7,182,884	$20,991,755	$21,113,266
Broadband services	1,144,343	-	2,575,676	-
Premiums earned	2,880,544	3,065,490	9,538,183	7,435,389
Insurance commissions	382,493	442,824	1,065,013	1,200,927
Investment and other income	77,499	131,610	338,953	323,512

Total Revenues	11,606,836	10,822,808	34,509,580	30,073,094

Costs and Expenses:

Cost of billboard revenues (exclusive of depreciation and amortization)	2,780,359	2,857,680	8,472,265	8,333,967
Cost of broadband revenues (exclusive of depreciation and amortization)	129,414	-	379,073	-
Cost of insurance revenues (exclusive of depreciation and amortization)	1,758,451	2,025,320	5,367,231	4,742,025
Employee costs	3,311,885	3,109,483	9,542,845	8,953,935
Professional fees	630,604	944,862	2,582,961	3,005,543
General and administrative	1,544,334	1,445,859	4,655,960	4,933,960
Amortization	1,031,805	3,656,612	3,012,641	9,361,736
Depreciation	978,672	463,410	2,744,376	2,167,815
Loss on disposition of assets	20,751	2,760	89,685	28,293
Bad debt expense	104,722	72,767	322,483	226,422
Accretion	36,462	33,154	105,964	99,086

Total Costs and Expenses	12,327,459	14,611,907	37,275,484	41,852,782

Net Loss from Operations	(720,623)	(3,789,099)	(2,765,904)	(11,779,688)

Other Income (Expense):
Interest income	104,125	1,266,731	884,125	2,431,923
Dividend income	106,716	315,897	967,864	315,897
Equity in income of unconsolidated affiliates	1,342,826	159,564	2,406,151	323,333
Unrealized gain (loss) on securities	819,130	2,813,544	(24,413,748)	2,864,060
Gain on disposition of investments	2,026,193	7,565	5,696,068	432,409
Interest expense	(212,196)	(106,597)	(600,631)	(106,597)

Net Income (Loss) Before Income Taxes	3,466,171	667,605	(17,826,075)	(5,518,663)
Income tax (provision) benefit	-	-	-	-

Net Income (Loss)	3,466,171	667,605	(17,826,075)	(5,518,663)
Noncontrolling interest in subsidiary income	(2,500)	(32,606)	(42,184)	(39,072)

Net Income (Loss) Attributable to Common Stockholders	$3,463,671	$634,999	$(17,868,259)	$(5,557,735)

Basic and Diluted Net Income (Loss) per Share	$0.13	$0.03	$(0.71)	$(0.25)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	27,231,115	22,798,738	25,145,700	22,563,527

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning Balance, December 31, 2018	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

Stock issued for cash	154,003	-	154	-	3,864,547	-	3,864,701

Offering costs	-	-	-	-	(124,563)	-	(124,563)

Increase in redeemable noncontrolling interest	-	-	-	-	(136,483)	-	(136,483)

Net loss attributable to common stockholders, March 31, 2019	-	-	-	-	-	(4,078,386)	(4,078,386)

Ending Balance, March 31, 2019	21,183,327	1,055,560	21,183	1,056	339,121,824	(24,403,410)	314,740,653

Stock issued for cash	435,994	-	436	-	10,741,720	-	10,742,156

Offering costs	-	-	-	-	(325,952)	-	(325,952)

Increase in redeemable noncontrolling interest	-	-	-	-	(134,605)	-	(134,605)

Net loss attributable to common stockholders, June 30, 2019	-	-	-	-	-	(2,114,348)	(2,114,348)

Ending Balance, June 30, 2019	21,619,321	1,055,560	21,619	1,056	349,402,987	(26,517,758)	322,907,904

Stock issued for cash	662,378	-	662	-	14,622,003	-	14,622,665

Stock issued for business acquisition	34,673	-	35	-	710,068	-	710,103

Offering costs	-	-	-	-	(474,227)	-	(474,227)

Increase in redeemable noncontrolling interest	-	-	-	-	(209,123)	-	(209,123)

Net income attributable to common stockholders, September 30, 2019	-	-	-	-	-	634,999	634,999

Ending Balance, September 30, 2019	22,316,372	1,055,560	$22,316	$1,056	$364,051,708	$(25,882,759)	$338,192,321

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning Balance, December 31, 2019	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

Offering costs	-	-	-	-	(2,252)	-	(2,252)

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	323,649	-	323,649

Net loss attributable to common stockholders, March 31, 2020	-	-	-	-	-	(24,734,238)	(24,734,238)

Ending Balance, March 31, 2020	22,455,100	1,055,560	22,455	1,056	367,350,818	(46,546,185)	320,828,144

Stock issued for cash	3,720,455	-	3,721	-	59,546,030	-	59,549,751

Offering costs	-	-	-	-	(3,415,071)	-	(3,415,071)

Net income attributable to common stockholders, June 30, 2020	-	-	-	-	-	3,402,308	3,402,308

Ending Balance, June 30, 2020	26,175,555	1,055,560	26,176	1,056	423,481,777	(43,143,877)	380,365,132

Net income attributable to common stockholders, September 30, 2020	-	-	-	-	-	3,463,671	3,463,671

Ending Balance, September 30, 2020	26,175,555	1,055,560	$26,176	$1,056	$423,481,777	$(39,680,206)	$383,828,803

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(17,826,075)	$(5,518,663)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	2,977,876	2,674,760
Depreciation, amortization, and accretion	5,862,981	11,628,637
Loss on disposition of assets	89,685	28,293
Bad debt expense	322,483	226,422
Equity in earnings of unconsolidated affiliates	(2,406,151)	(323,333)
Unrealized (gain) loss on securities	24,413,748	(2,864,060)
Gain on disposition of investments	(5,696,068)	(432,409)
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	282,094	(1,139,927)
Interest receivable	391,935	(446,840)
Prepaid expenses	(435,830)	(957,151)
Distributions from unconsolidated affiliates	326,144	503,431
Deferred policy acquisition costs	1,374,423	(1,017,756)
Other assets	(24,730)	34,989
Accounts payable and accrued expenses	(40,677)	1,217,448
Lease liabilities	(3,082,000)	(2,649,400)
Unearned premiums	(3,260,593)	3,729,211
Deferred revenue	222,761	341,803

Net Cash Provided by Operating Activities	3,492,006	5,035,455

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(500)	(1,964,990)
Proceeds from disposition of assets	-	38,729
Purchase of preferred units	-	(12,000,000)
Business acquisitions, net of cash acquired	(12,341,242)	(6,516,751)
Proceeds from redemption of preferred units	12,000,000	-
Investment in unconsolidated affiliate	(3,175,000)	(225,978)
Purchase of non-controlling interest in subsidiary	(1,406,409)	-
Purchases of equipment and related assets	(6,299,968)	(2,226,229)
Proceeds from sales of investments	420,522,907	876,095,912
Purchase of investments	(448,185,708)	(912,716,556)

Net Cash Used in Investing Activities	(38,885,920)	(59,515,863)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Nine Months Ended
	September 30,
	2020	2019

Cash Flows from Financing Activities:
Proceeds from issuance of stock	$59,549,751	$29,229,522
Proceeds from issuance of long-term debt	5,500,000	18,060,000
Contributions from noncontrolling interest	248,229	-
Principal payments of long-term debt	(206,998)	-
Offering costs	(3,417,323)	(924,742)

Net Cash Provided by Financing Activities	61,673,659	46,364,780

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	26,279,745	(8,115,628)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	16,372,032	18,143,839

Cash, Cash Equivalents, and Restricted Cash, End of Period	$42,651,777	$10,028,211

Interest Paid in Cash	$585,534	$106,597

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Nine Months Ended
	September 30,
	2020	2019

Asset retirement obligations	$-	$69,294

Payable as consideration for business acquisition	-	398,750

Class A common stock issued for business acquisition	-	710,103

Increase in redeemable noncontrolling interest of broadband subsidiary	1,371,249	-

(Decrease) increase in redeemable noncontrolling interest of insurance subsidiary	(323,649)	480,211

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

BOC Yellowstone LLC which we refer to as "BOC Yellowstone"

Fiber is Fast, LLC which we refer to as "FIF"

FIF AireBeam LLC, which we refer to as “AireBeam”

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

Loss and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. Estimates for losses and loss adjustment expenses are based on past experience of investigating and adjusting claims and consideration of the level of premiums written during the current and prior year. Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve. The effects of changes in estimated reserves are included within cost of insurance revenues in our results of operations in the period in which the estimates are updated. The Company’s liability for accrued losses and loss adjustment expenses recorded in accounts payable and accrued expenses as of September 30, 2020 and December 31, 2019 is $2,414,613 and $1,203,492, respectively.  The incurred claims for insured events during the nine months ended September 30, 2020 was $2,237,541.  The claims paid for insured events during the nine months ended September 30, 2020 were $1,026,421.

Recent Accounting Pronouncements

In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improves consistent application of Generally Accepted Accounting Principles for other areas by clarifying and amending existing guidance. This guidance is effective January 1, 2021. We do not expect adoption will have a material impact on our disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321, Investments—Equity Securities, Topic 323, Investments—Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging. This ASU clarifies that when accounting for certain equity securities, a company should consider observable transactions before applying or upon discontinuing the equity method of accounting for the purposes of applying the measurement alternative. This guidance is effective January 1, 2021, with early adoption permitted. We do not expect adoption will have a material impact on our financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	September 30,	December 31,
	2020	2019

Insurance premium escrow	$381,113	$343,518

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	September 30,	December 31,
	2020	2019

Cash and cash equivalents	$42,270,664	$16,028,514
Restricted cash	381,113	343,518

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$42,651,777	$16,372,032

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2020	2019

Trade accounts	$3,259,830	$3,346,215
Premiums	521,935	971,963
Allowance for doubtful accounts	(195,799)	(127,635)

Total Accounts Receivable, net	$3,585,966	$4,190,543

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2020	2019

Structures and displays	$42,321,894	$41,320,458
Fiber, towers, and broadband equipment	5,170,038	-
Vehicles and equipment	1,920,392	1,245,210
Office furniture and equipment	1,416,268	990,810
Accumulated depreciation	(9,449,254)	(6,731,459)

Total Property and Equipment, net	$41,379,338	$36,825,019

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $2,744,376 and $2,167,815, respectively. For the nine months ended September 30, 2020 and 2019, we realized losses on the disposition of assets in the amount of $89,685 and $28,293, respectively.

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

We are in the process of obtaining a final third-party valuation of the tangible and intangible assets, and therefore the initial allocation of the purchase price is subject to refinement. The purchase was recorded at fair value and preliminarily allocated as follows:

AireBeam
Assets Acquired
Property, plant and equipment	$3,112,459
Customer relationships	1,480,000
Permits	260,000
Trade names and trademarks	970,000
Goodwill	7,124,158
Software	990,000
Right of use assets	337,966
Other	184,737

Total Assets Acquired	14,459,320

Liabilities Assumed
Accounts payable and deferred revenue	317,768
Lease liabilities	337,966
Other	91,095

Total Liabilities Assumed	746,829

Total	$13,712,491

AireBeam's results of operations are recognized from March 10, 2020, the date of acquisition, through September 30, 2020. Revenues for the three and nine-month periods ended September 30, 2020 were $1,144,343 and $2,575,676 respectively.  Earnings for the three and nine-month periods ended September 30, 2020 were $25,006 and $421,841 respectively. Acquisition costs of $287,934 were expensed in professional fees during the year. Included in our property, plant, and equipment caption are fiber, tower, and broadband equipment assets acquired in the transaction which have useful lives ranging from five to twenty years.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

Table
of Contents

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$11,606,836	$12,222,223	$35,512,843	$34,486,051

Net Income (Loss) Attributable to Common Stockholders	$3,463,671	$949,232	$(17,647,527)	$(5,120,446)

Basic and Diluted Income (Loss) per Share	$0.13	$0.04	$(0.70)	$(0.23)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	27,231,115	22,833,411	25,145,700	22,598,200

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

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$39,321,524	$(19,926,167)	$19,395,357	$37,743,900	$(17,890,487)	$19,853,413
Permits, licenses, and lease acquisition costs	10,720,023	(2,166,042)	8,553,981	10,305,521	(1,443,337)	8,862,184
Site location	849,347	(179,229)	670,118	849,347	(136,839)	712,508
Noncompetition agreements	626,000	(358,981)	267,019	626,000	(269,318)	356,682
Technology	1,128,000	(187,410)	940,590	138,000	(138,000)	-
Trade names and trademarks	1,692,200	(340,693)	1,351,507	722,200	(267,900)	454,300
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	4,240,002	-	4,240,002	2,032,494	-	2,032,494

Total	$58,605,096	$(23,186,522)	$35,418,574	$52,445,462	$(20,173,881)	$32,271,581

During the fourth quarter of 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period to 10 years to better reflect the estimated economic lives of our billboard customers.

Future Amortization

The future amortization associated with the intangible assets is as follows:

	September 30,
	2021	2022	2023	2024	2025	Thereafter	Total

Customer relationships	$2,439,725	$2,408,935	$2,408,935	$2,408,935	$2,408,935	$7,319,892	$19,395,357
Permits, licenses, and lease acquisition costs	986,582	986,582	986,582	986,582	979,913	3,627,740	8,553,981
Site location	56,623	56,623	56,623	56,623	56,623	387,003	670,118
Noncompetition agreements	104,971	95,206	64,839	2,003	-	-	267,019
Technology	99,000	99,000	99,000	99,000	99,000	445,590	940,590
Trade names and trademarks	113,400	113,400	113,400	113,400	113,400	784,507	1,351,507

Total	$3,800,301	$3,759,746	$3,729,379	$3,666,543	$3,657,871	$12,564,732	$31,178,572

Amortization expense for the nine months ended September 30, 2020 and 2019 was $3,012,641 and $9,361,736, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	84
Permits, licenses, and lease acquisition costs	105
Site location	142
Noncompetition agreements	29
Technology	114
Trade names and trademarks	143

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds.  Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as available for sale and reported at fair value. Because we have elected the fair value option for debt securities classified as available for sale, any unrealized holding gains and losses during the period are included in earnings. For the nine months ended September 30, 2020, gains on redemptions of U.S. Treasury notes held to maturity were $7,318. For the  nine months ended September 30, 2020, unrealized losses on corporate bonds were $161,068.

	September 30,	December 31,
	2020	2019

Certificates of deposit	$1,022,582	$987,599
Corporate bonds available for sale	852,000	910,000
U.S. Treasury notes and corporate bond	5,420,081	4,649,572

Total	$7,294,663	$6,547,171

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  September 30, 2020 and December 31, 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, September 30, 2020	$81,823,525	$(18,028,972)	$63,794,553

Marketable equity securities, December 31, 2019	$49,554,926	$6,353,001	$55,907,927

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Securities Available for Sale

We classify our investments in debt securities that we intend to hold for indefinite periods of time as “available for sale.” Our securities available for sale are carried at fair value in the consolidated balance sheets. Because we have elected the fair value option for these securities, unrealized holding gains and losses during the period are included in earnings. Interest income is recognized at the coupon rate.  For the nine months ended September 30, 2020, proceeds from sales of US Treasury securities available for sale were $333,109,337. US Treasury securities available for sale as of September 30, 2020 and December 31, 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury securities, September 30, 2020	$76,645,205	$22,333	$76,667,538

U.S. Treasury securities, December 31, 2019	$75,488,863	$(79,664)	$75,409,199

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

Long-term investments consist of the following:

	September 30,	December 31,
	2020	2019

U.S. Treasury securities, held to maturity	$535,896	$1,094,983
Certificates of deposit	-	380,753
Preferred stock	104,019	104,019
Non-voting preferred units of Dream Finders Holdings, LLC	-	12,000,000
Non-voting common units of Dream Finders Holdings, LLC	-	10,000,000
Voting common stock of CBT Holding Corporation	19,058,485	19,058,485

Total	$19,698,400	$42,638,240

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

In May 2019, our subsidiary BOC DFH, LLC invested an additional $12 million in DFH through the purchase of preferred units. DFH was required to pay to us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units were convertible, at our option, into non-voting common units after May 29, 2020 and the remaining preferred units were convertible, at our option, into non-voting common units after May 29, 2021. The mandatory 14% preferred return increased if the preferred units purchased were not redeemed or converted within one year of purchase. Also, we obtained additional beneficial conversion terms if the preferred units were not redeemed by May 29, 2021. During the first nine months of 2020, DFH redeemed all $12 million of the preferred units purchased in May 2019.

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

We reviewed our investments as of September 30, 2020 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $753,904 as of  September 30, 2020, are managed by an entity controlled by a member of our board of directors.

During the first nine months of 2020, we invested $3,000,000 in 24th Street Fund I, LLC. The fund is managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC, and will focus on opportunities within secured lending and direct investments in commercial real estate.

On September 25, 2020, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of units of a special purpose acquisition company (“SPAC”) named Yellowstone Acquisition Company, which we refer to as “Yellowstone”. Our subsidiary, BOC Yellowstone LLC, which we refer to as “BOC Yellowstone”, served as the sponsor of Yellowstone. Under the terms of the proposed public offering, we would own approximately 20% of the issued and outstanding common stock and units sold in the offering through BOC Yellowstone. The purpose of the offering is to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance and broadband services businesses.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	September 30,	December 31,
	2020	2019

Beginning of period	$771,805	$568,713
Additional investment in unconsolidated affiliates	13,175,000	264,834
Distributions received	(326,144)	(541,108)
Equity in income of unconsolidated affiliates	2,406,151	479,366

End of period	$16,026,812	$771,805

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$288,403,203	$189,128,487	$676,336,442	$500,120,488
Gross profit	44,856,872	35,123,562	99,618,080	90,727,565
Income from continuing operations	23,983,417	11,657,183	41,911,245	27,144,185
Net income	23,429,704	10,693,812	41,162,122	24,710,096

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 9.     FAIR VALUE

At September 30, 2020 and December 31, 2019, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable equity securities, certain investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At September 30, 2020 , the estimated fair value of our long-term debt was $24,246,402 which exceeds the carrying amount of $23,353,002.

Marketable equity securities, corporate bonds, and U.S. Treasury securities available for sale are reported at fair value. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy. Fair values for equity investments in private companies are not readily available, but are estimated to approximate fair value.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Realized Gains	Current Period
	September 30, 2020	Assets	and (Losses)	Earnings (Loss)

Marketable equity securities, securities available for sale and corporate bonds	$141,314,091	$141,314,091	$5,688,750	$(24,413,748)

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2019	$2,044,705
Additions	96,864
Accretion expense	105,964
Liabilities settled	-

Balance, September 30, 2020	$2,247,533

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. During the first half of fiscal 2020, we sold under the new "at the market" offering 40,455 shares of our Class A common stock for gross proceeds of $669,751. During the third quarter of fiscal 2020, we did not sell any shares of our Class A common stock under the new "at the market" offering.

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

As of  September 30, 2020, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. A summary of warrant activity for the nine months ended September 30, 2020 is presented in the following table.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 11.     CAPITAL STOCK (Continued)

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2019	105,556	$9.95	5.50	$1,170,616

Issued	-
Exercised	-
Expired	-

Outstanding as of September 30, 2020	105,556	$9.95	4.75	$638,614

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

As of September 30, 2020, Link has borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on  July 1, 2020 for Term Loan 1 and will commence on October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021.

Long-term debt included within our consolidated balance sheet as of September 30, 2020 consists of Term Loan 1 and Term Loan 2 borrowings of $23,353,002, of which $1,278,363 is classified as current.  There were no amounts outstanding related to the revolving line of credit as of September 30, 2020.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ending December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, with testing to commence as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of September 30, 2020.

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

Table of Co
ntents

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 13.     LEASES (Continued)

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

Operating Lease Cost

Operating lease cost for the three and nine months ended September 30, 2020 is as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2020	2020	Statement of Operations Classification

Lease cost	$1,574,042	$4,758,399	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	41,865	328,610	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,615,907	$5,087,009

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2020	2020

Cash payments for operating leases	$1,477,218	$4,862,521
New operating lease assets obtained in exchange for operating lease liabilities	$79,451	$744,397

Operating Lease Assets and Liabilities

	September 30,
	2020	Balance Sheet Classification

Lease assets	$50,242,563	Other Assets: Right of use assets

Current lease liabilities	$3,723,843	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	45,366,930	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$49,090,773

Table of Conte
nts

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 13.      LEASES (Continued)

Maturity of Operating Lease Liabilities

September 30, 2020

2021	$5,975,410
2022	5,605,971
2023	5,302,979
2024	4,909,766
2025	4,615,923
Thereafter	49,243,772

Total lease payments	75,653,821
Less imputed interest	(26,563,048)

Present Value of Lease Liabilities	$49,090,773

As of September 30, 2020, our operating leases have a weighted-average remaining lease term of 17.46 years and a weighted-average discount rate of 4.87%.

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

For the Nine Months Ended September 30, 2020 and 2019

NOTE 14.     INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia, and Wisconsin.

Fiber is Fast, LLC

FIF conducts our broadband operations through its subsidiary, AireBeam.  Airebeam serves clients located in Arizona.

					Total
Three Months Ended September 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$3,340,536	$7,121,957	$1,144,343	$-	$11,606,836
Segment gross profit	1,582,085	4,341,598	1,014,929	-	6,938,612
Segment income (loss) from operations	(100,811)	323,815	26,600	(970,227)	(720,623)
Capital expenditures	-	604,990	1,400,310	160,215	2,165,515
Depreciation and amortization	129,497	1,671,045	209,935	-	2,010,477

					Total
Three Months Ended September 30, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$3,639,924	$7,182,884	$-	$-	$10,822,808
Segment gross profit	1,614,604	4,325,204	-	-	5,939,808
Segment loss from operations	(595,974)	(2,278,483)	-	(914,642)	(3,789,099)
Capital expenditures	5,943	8,410,950	-	-	8,416,893
Depreciation and amortization	285,625	3,834,397	-	-	4,120,022

					Total
Nine Months Ended September 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$10,942,149	$20,991,755	$2,575,676	$-	$34,509,580
Segment gross profit	5,574,918	12,519,490	2,196,603	-	20,291,011
Segment income (loss) from operations	14,841	277,440	423,435	(3,481,620)	(2,765,904)
Capital expenditures	-	3,760,171	16,252,283	160,215	20,172,669
Depreciation and amortization	413,693	4,960,939	382,385	-	5,757,017

					Total
Nine Months Ended September 30, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$8,959,828	$21,113,266	$-	$-	$30,073,094
Segment gross profit	4,217,803	12,779,299	-	-	16,997,102
Segment loss from operations	(2,652,352)	(5,592,959)	-	(3,534,377)	(11,779,688)
Capital expenditures	43,704	9,808,129	-	-	9,851,833
Depreciation and amortization	896,935	10,632,616	-	-	11,529,551

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

NOTE 14.     INDUSTRY SEGMENTS (Continued)

					Total
As of September 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,027,009	$2,558,957	$-	$-	$3,585,966
Goodwill	8,719,294	97,572,994	7,124,158	-	113,416,446
Total assets	49,885,595	220,449,123	17,584,232	191,986,063	479,905,013

					Total
As of December 31, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,213,823	$2,976,720	$-	$-	$4,190,543
Goodwill	8,719,294	97,553,207	-	-	106,272,501
Total assets	45,956,410	224,258,311	-	166,693,489	436,908,210

NOTE 15.     CUSTODIAL RISK

As of September 30, 2020, we had approximately $46,130,380 in excess of federally insured limits on deposit with financial institutions comprised of cash funds, funds held as collateral assets, and short-term CDs.

NOTE 16.     SUBSEQUENT EVENTS

On October 2, 2020, we provided an unsecured term loan of $20,000,000 to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on this term loan is approximately 14% and matures on May 1, 2021.

On October 26, 2020, Yellowstone consummated its initial public offering (the “IPO”) of 12,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-half of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to Yellowstone of $125,000,000, and are traded on the NASDAQ Stock Market, LLC under the ticker symbol “YSACU”. After the securities comprising the units begin separate trading, the shares of Class A common stock and warrants are expected to be listed on NASDAQ under the symbols “YSAC” and “YSACW,” respectively.

Also on October 26, 2020, simultaneously with the consummation of the IPO, BOC Yellowstone purchased 7,500,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to Yellowstone of $7,500,000. In addition, BOC Yellowstone acquired 3,593,750 shares of Yellowstone's Class B common stock (up to 468,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for a purchase price of $25,000.  The shares of Class B common stock will automatically convert into shares of Class A common stock at the time, if any, when Yellowstone completes an initial business combination, on a one-for-one basis, subject to certain adjustments.  In the event a business combination is not consummated within 15 months of the IPO, then $127,500,000 of the proceeds raised in the IPO and the sale of the private placement warrants will be paid to redeem the shares of Class A common stock sold to the public.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. AMONG THE FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS ARE: THE SCOPE AND DURATION OF THE COVID-19 PANDEMIC, GOVERNMENT ACTIONS AND OTHER THIRD PARTY RESPONSES TO IT AND THE CONSEQUENCES FOR THE ECONOMY, AS WELL AS THE REGIONAL AND LOCAL ECONOMIES IN WHICH WE OPERATE, UNCERTAINTIES REGARDING WHEN THE RISKS OF THE PANDEMIC WILL SUBSIDE, AND ITS IMPACT ON OUR BUSINESS, OPERATIONS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. ADDITIONALLY, MANY OF THE OTHER RISK FACTORS AFFECTING US ARE CURRENTLY ELEVATED BY, AND LIKELY WILL CONTINUE TO BE ELEVATED BY, THE COVID-19 PANDEMIC. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2019, in exhibit 99.1 to our form 8-k as filed with the SECURITIES AND EXCHANGE commission on APRIL 13, 2020, IN EXHIBIT 99.1 TO OUR FORM 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 27, 2020, THE DISCUSSION UNDER THE HEADING "RECENT DEVELOPMENTS - IMPACT OF THE COVID-19 DISEASE ON OUR BUSINESS” SET FORTH BELOW IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OF THIS QUARTERLY REPORT ON FORM 10-Q AND FROM TIME TO TIME IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION (THE "SEC") FILINGS. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2020 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies. These transactions include our acquisition on July 31, 2018 of Tammy Lynn for approximately $16 million, our acquisition on August 22, 2018 of substantially all of the assets of Key for approximately $38 million, and our acquisition on August 31, 2018 of Waitt for approximately $84 million. We believe that the acquisitions of Waitt and Key, with over 1,600 and 700 billboard structures, respectively, make us a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of October 31, 2020, we operate approximately 3,000 billboards with approximately 5,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, $3 million in 24th Street Fund I, LLC. The fund is managed by 24th Street Asset Management, LLC, a subsidiary of 24th Street Holding Company, LLC, and will focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common stock of Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers. In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units with a mandatory preferred return of at least 14% per annum. In January 2020, DFH redeemed $6 million of the preferred units and then redeemed the remaining $6 million of preferred units in July 2020.

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

Recent Developments - Impact of the COVID-19 Disease on Our Business

The global outbreak of a novel strain of coronavirus ("COVID-19") has had a significant impact on many industries and companies, and is also impacting our business. We cannot presently estimate the significance, extent or duration of the overall operational and financial impact of COVID-19 on our business. As a result of the COVID-19 pandemic, economic uncertainties have arisen which are likely to negatively impact our net income and surplus. The extent to which the COVID-19 pandemic impacts our business, net income, surplus, as well as our capital and liquidity position, will depend on future developments, which are highly uncertain and cannot be estimated, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. However, the COVID-19 pandemic has had various impacts on us, and is expected to have additional impacts on us, including, among other things, the following, which have had an adverse effect and may in the future have a material adverse effect on our business, financial performance and condition, operating results and cash flows and stock price:

●

We expect that the impact of “stay at home” and other governmental mandates closing retail and other businesses will adversely impact revenues for our billboard business and the ability of certain customers to pay outstanding invoices. For the quarter ended September 30, 2020, our revenues from our billboard business decreased by 0.8% from revenues for the quarter ended September 30, 2019. For the quarter ended September 30, 2020, bad debt expense for our billboard business increased to $104,449 from $71,009 in the quarter ended September 30, 2019.

●	We expect to sell fewer surety bonds as some of the markets we serve (contractors, small businesses, residential and commercial lease) have been impacted by the COVID-19 virus. In New York and other states where we previously sold residential lease bonds, eviction actions have been suspended and it is unclear what impact the COVID-19 pandemic will have on lease defaults. Due to the current disruption in this market, we have suspended issuing new rental insurance bonds in most instances, which could significantly reduce the revenues at our UCS business as we currently do not intend to reenter this market based on current market trends. These bonds accounted for approximately 46% of GIG’s written premium during the year ended December 31, 2019 and 24% of our written premium during the nine months ended September 30, 2020. UCS has also implemented an increasingly conservative loss reserve methodology for this program. While UCS believes that these increased loss reserve levels will adequately cover the possibility of greater risk exposures, this is not assured and these reserves may prove inadequate if defaults exceed projected loss estimates. Furthermore, various state and local legislators are actively contemplating new laws and civil actions which could meaningfully impact the insurance industry generally and, specifically our surety business. We recognize revenues from the sale of these bonds over the life of the bond so the suspension of certain rental bond sales and decreases in other surety bond sales may not immediately impact our reported revenues in the short term.

●	In our insurance business, we rely in significant part on reinsurance arrangements for some of our insurance business. Although we do not currently anticipate any loss of our reinsurance and have recently renewed reinsurance arrangements, insurance markets are currently highly volatile, and any loss would place our other UCS assets at risk. We also anticipate that our reinsurance premium costs could increase substantially, which higher costs we may not be able to pass through to our customers.

●	In the broadband telecommunications business, we expect demand for services to remain high but we may experience reduced revenues if customers are unable to pay their bills due to loss of employment or other causes related to the pandemic.

●	We expect to continue to seek additional acquisitions of businesses. Current market conditions may result in fewer companies wishing to be acquired, which could delay certain of our growth plans. Other companies available for sale may have had their operations severely impacted due to the pandemic and may not generate the returns we generally seek from acquisitions. While the cost to acquire such companies would potentially be lower than the purchase price we might pay in a more normal market environment, the risks associated with any newly acquired company may also be greater.

●

We hold minority investments in Logic, DFH and CBT. Financial results for both Logic and DFH are included in our results of operations. We expect the COVID-19 pandemic to adversely impact all three investments.

●	For Logic, we expect that a significant portion of its fee income from brokerage and property management will be adversely impacted but that some of its other real estate finance operations may experience growth.

●	For DFH, we expect that new home sales may decrease during the crisis due to potential buyers’ concerns about the general economy and the impact of higher unemployment rates, however, inventories remain relatively low relative to other macro-economic downturns. Through September 30, 2020, DFH is reporting higher revenues and income than in 2019 but the long-term impact of the pandemic on the economy could result in a reduction in demand in the future.

●	For CBT, we expect a reduction in demand for vehicle purchases in the near term.

●	Both DFH and CBT borrow and we do not have guidance on what impact this pandemic will have on their ability to continue to borrow in the future and pay down any debt. We believe in the potential long-term value and success of both DFH and CBT and would consider providing additional funding if necessary. In October 2020, we provided DFH with a $20 million unsecured short-term loan which matures on May 1, 2021. This loan allowed DFH to acquire a homebuilding business.

●	Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and auto repossessions and have an adverse impact on CBT. The unemployment rate has risen significantly this year from its pre-pandemic levels and could continue to rise to a level that is uncertain at this time. People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes and automobiles, may be forced to try to sell the homes they own, and may face difficulties in making required auto loan payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies experienced by CBT and have an adverse impact on DFH both by reducing demand for the homes DFH builds and by increasing the supply of homes for sale. CBT has significantly increased its loss reserves for 2020 in anticipation of future losses.

●	We held $63.8 million in a few publicly traded investment securities at September 30, 2020. Since the pandemic started in the United States in early March, the market prices for these securities have dropped significantly. We believe that the prices for these securities will continue to be volatile during the pandemic and any ongoing economic downturn which may follow the cessation of the pandemic. Our investments in publicly traded securities are solely in larger market capitalized companies (market capitalizations in excess of $4 billion at the time of purchase).

●	Boston Omaha is debt free as are some of our subsidiaries. However, Link’s billboard business has borrowed to date $23.5 million under two term loan arrangements which are due in August 2026 and which provide for monthly principal payments amortized over a 15-year term commencing July 1, 2020. Under its credit arrangement, Link may borrow additional funds through a $5 million revolver, which has not been drawn upon since the inception of the loan in August 2019. Any loans are guaranteed by Link’s operating subsidiaries but these loans are not guaranteed by us or any of our other non-Link subsidiaries. Link’s term loan requires monthly principal repayments which commenced in July 2020 and we can cure certain financial covenant defaults by paying any monthly principal payment then due. As a result, we do not currently anticipate any adverse impact to the Link credit facility.

●	All our acquisitions involve assets with anticipated long lives, and while we do not currently anticipate any material write-off of goodwill or other significant impairment of assets, any unforeseen extensive economic downturn could cause us to incur significant impairment charges. At September 30, 2020, we recorded goodwill of approximately $113.4 million, or 23.6% of our total assets at September 30, 2020. Any significant impairment charges could materially adversely impact our balance sheet.

●	Our ability to conduct our business operations has not been materially impacted by the pandemic and absent a future larger scale pandemic or illnesses involving a significant portion of our work force, we do not foresee a significant impact on our ability to continue to deliver services. Our information technology systems allow for remote computing by most of our employees who require access to these systems. Our accounting systems also allow us to fully monitor all financial activities and we do not expect the pandemic to have a materially adverse impact on our system of internal controls. In response to the COVID-19 pandemic, we moved to a "remote work" model for office personnel in March 2020. This model has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This has resulted in increased demand for information technology resources and exposes us to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and the risk of other cybersecurity related incidents. None of our businesses require a manufacturing facility or other physical assets which cannot currently operate.

●	As a result of these recent developments, we have implemented work-from-home policies for almost all our employees. The effects of these orders, government-imposed quarantines and our work-from-home policies may negatively impact productivity, disrupt our business and could delay timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party supplier facilities in the United States and other countries.

●	At September 30, 2020, we had $42.3 million in unrestricted cash, $76.7 million in U.S. treasury securities and $63.8 million in marketable equity securities. We may also continue to sell shares of our Class A common stock through our "at the market" offering. Concerns over the economic impact of COVID-19 pandemic have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets.

●	To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” sections of both our Annual Report on Form 10-K for the year ended December 31, 2019, our Form 8-K as filed with the SEC on April 13, 2020, and our Form 8-K as filed with the SEC on May 27, 2020, including but not limited to, those relating to our products and services, financial performance, credit rating of our insurance subsidiary and debt obligations of our billboard business.

●	In the second half of March 2020, we announced the implementation of a stock buyback plan. We have not repurchased any shares as of this date. We may in the future repurchase shares of our Class A common stock, which could reduce our cash available for working capital and other purposes.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following is a comparison of our results of operations for the three months ended September 30, 2020, which we refer to as the “third quarter of fiscal 2020,” compared to the three months ended September 30, 2019, which we refer to as the “third quarter of fiscal 2019.” Our results for the third quarter of fiscal 2020 include the operating results of our broadband services business which was acquired during the first quarter of fiscal 2020. Therefore, comparisons of our results for the third quarter of fiscal 2020 to the third quarter of fiscal 2019 may not be meaningful.

Revenues. For the third quarter of fiscal 2020 and the third quarter of fiscal 2019, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$7,121,957	61.3%	$7,182,884	66.4%	$(60,927)
Broadband services	1,144,343	9.9%	-	-	1,144,343
Premiums earned	2,880,544	24.8%	3,065,490	28.3%	(184,946)
Insurance commissions	382,493	3.3%	442,824	4.1%	(60,331)
Investment and other income	77,499	0.7%	131,610	1.2%	(54,111)
Total Revenues	$11,606,836	100.0%	$10,822,808	100.0%	$784,028

We realized total revenues of $11,606,836 during the third quarter of fiscal 2020, an increase of 7.2% over revenues of $10,822,808 during the third quarter of fiscal 2019. The increase in total revenues was driven by our acquisition of FibAire in March 2020 and was partially offset by lower revenue within our UCS insurance subsidiary, mainly due to the suspension of its rental guarantee bond program, as well as the impact of COVID-19 on our billboard operations and surety brokerage operations.

●

Net billboard rentals in the third quarter of fiscal 2020 decreased 0.8% from the third quarter of fiscal 2019, reflecting a reduction in rental and occupancy rates across a number of our markets due to COVID-19. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019, which accounted for approximately 4% of our billboard revenues in the third quarter of fiscal 2020.

●	Revenue from broadband services in the third quarter of fiscal 2020 was $1,144,343, reflecting the acquisition of our broadband services business in March 2020.

●

Premiums earned from our UCS insurance subsidiary in the third quarter of fiscal 2020 decreased 6.0% from the third quarter of fiscal 2019. The decrease in premiums earned was primarily due to the suspension of issuing new bonds under its rental guarantee bond program, which is expected to reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond and, as a result, an increase in sales activities is not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations in the third quarter of fiscal 2020 decreased by 13.6% from the third quarter of fiscal 2019, primarily because our agents are able to place more surety bond business through UCS but also due to a reduction in demand as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●	Investment and other income at UCS decreased 41.1% in the third quarter of fiscal 2020 from $131,610 in the third quarter of fiscal 2019 due to the decline in interest rates over the past year.

Expenses. For the third quarter of fiscal 2020 and the third quarter of fiscal 2019, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$2,780,359	24.0%	$2,857,680	26.4%	$(77,321)
Cost of broadband revenues	129,414	1.1%	-	-	129,414
Cost of insurance revenues	1,758,451	15.2%	2,025,320	18.7%	(266,869)
Employee costs	3,311,885	28.5%	3,109,483	28.7%	202,402
Professional fees	630,604	5.4%	944,862	8.7%	(314,258)
Depreciation	978,672	8.4%	463,410	4.3%	515,262
Amortization	1,031,805	8.9%	3,656,612	33.8%	(2,624,807)
General and administrative	1,544,334	13.3%	1,445,859	13.4%	98,475
Loss on disposition of assets	20,751	0.2%	2,760	0.0%	17,991
Accretion	36,462	0.3%	33,154	0.3%	3,308
Bad debt expense	104,722	0.9%	72,767	0.7%	31,955
Total Costs and Expenses	$12,327,459	106.2%	$14,611,907	135.0%	$(2,284,448)

During the third quarter of fiscal 2020, we had total costs and expenses of $12,327,459, as compared to total costs and expenses of $14,611,907 in the third quarter of fiscal 2019. Total costs and expenses as a percentage of total revenues decreased from 135.0% in the third quarter of fiscal 2019 to 106.2% in the third quarter of fiscal 2020. This improvement reflects our increase in total revenues, a reduction in amortization expense due to extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment during the fourth quarter of fiscal 2019 and our continued focus on reducing general and administrative expenses as well as professional fees. In the third quarter of fiscal 2020, cost of billboard revenues, cost of insurance revenues, employee costs, professional fees, amortization and general and administrative expenses decreased as a percentage of total revenues as compared to the third quarter of fiscal 2019.

●

During the third quarter of fiscal 2020, cost of billboard revenues decreased by $77,321, from the third quarter of fiscal 2019. The decrease was mainly related to lower commissions paid and ground rent expense.

●

During the third quarter of fiscal 2020, cost of insurance revenues decreased by $266,869, or 13.2%, from the third quarter of fiscal 2019. The decrease was driven by lower commissions paid which was partially offset by increased loss reserves at UCS related to its rental guarantee bond program due to the uncertainty caused by COVID-19 which has led to higher losses and loss adjustment expense.

●

Employee costs increased $202,402 from the third quarter of fiscal 2019. The increase was mainly driven by our broadband services business, which we acquired in March 2020, and was partially offset by lower employee costs within our billboard and insurance businesses.

●

Professional fees in the third quarter of fiscal 2020 were $630,604, or 5.4% of total revenues, as compared to $944,862, or 8.7% of total revenues, in the third quarter of fiscal 2019. Professional fees mainly include costs associated with third-party accounting, audit, legal, and acquisition related expenses.

●

Non-cash expenses in the third quarter of fiscal 2020 included $1,031,805 in amortization expense, $978,672 in depreciation expense, and $36,462 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. Amortization expense in the third quarter of fiscal 2020 decreased by 71.8% from the third quarter of fiscal 2019 as we extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our customer relationships within our billboard segment.

●

General and administrative expenses increased from $1,445,859 in the third quarter of fiscal 2019 to $1,544,334 in the third quarter of fiscal 2020, an increase of 6.8%. The increase was mainly driven by our broadband services business, which was acquired in March 2020, and was partially offset by lower general and administrative expenses within our billboard and insurance businesses.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2020 was $720,623, or 6.2% of total revenues, as compared to a net loss from operations of $3,789,099, or 35.0% of total revenues, in the third quarter of fiscal 2019. The decrease in net loss from operations in dollars was primarily due to the addition of our broadband services operations, as well as a decrease in amortization expense after extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment. Our net loss from operations included $2,046,939 from non-cash amortization, depreciation and accretion expenses in the third quarter of fiscal 2020, as compared to $4,153,176 in the third quarter of fiscal 2019.

Other Income (Expense).  During the third quarter of fiscal 2020, we had net other income of $4,186,794. Net other income included $2,026,193 in realized gains mainly from the sale of large publicly traded equity securities held at Boston Omaha, $1,342,826 in equity in income of unconsolidated affiliates, $819,130 in unrealized gains mainly on large publicly traded equity securities held by UCS, $106,716 in dividend income from public equity securities held by Boston Omaha, and interest income of $104,125. These items were partially offset by interest expense of $212,196 mainly incurred under Link's term loan which commenced in August 2019. During the third quarter of fiscal 2019, we had net other income of $4,456,704, which included $2,813,544 in unrealized gains on securities, $1,266,731 of interest income, $315,897 in dividend income, $159,564 in equity in income of unconsolidated affiliates, $7,565 in realized gains on disposition of investments, and then $106,597 in interest expense.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $3,463,671 in the third quarter of fiscal 2020, or income per share of $0.13, based on 27,231,115 weighted average shares outstanding. This is compared to net income attributable to common stockholders of $634,999 in the third quarter of fiscal 2019, or income per share of $0.03, based on 22,798,738 weighted average shares outstanding.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following is a comparison of our results of operations for the nine months ended September 30, 2020, which we refer to as the “first nine months of fiscal 2020,” compared to the nine months ended September 30, 2019, which we refer to as the “first nine months of fiscal 2019.”  Our results for the first nine months of fiscal 2020 include the operating results of our broadband services business which was acquired during the first quarter of fiscal 2020. Therefore, comparisons of our results for the first nine months of fiscal 2020 to the first nine months of fiscal 2019 may not be meaningful.

Revenues. For the first nine months of fiscal 2020 and the first nine months of fiscal 2019, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$20,991,755	60.8%	$21,113,266	70.2%	$(121,511)
Broadband services	2,575,676	7.5%	-	-	2,575,676
Premiums earned	9,538,183	27.6%	7,435,389	24.7%	2,102,794
Insurance commissions	1,065,013	3.1%	1,200,927	4.0%	(135,914)
Investment and other income	338,953	1.0%	323,512	1.1%	15,441
Total Revenues	$34,509,580	100.0%	$30,073,094	100.0%	$4,436,486

We realized total revenues of $34,509,580 during the first nine months of fiscal 2020, an increase of 14.8% over revenues of $30,073,094 during the first nine months of fiscal 2019. The increase in total revenues was largely driven by our acquisition of FibAire in March 2020 as well as premiums earned at UCS, reflecting our ability to issue surety bonds in all 50 states and the District of Columbia and prior quarter growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which could significantly reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond, and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals in the first nine months of fiscal 2020 decreased 0.6% from the first nine months of fiscal 2019, reflecting a reduction in rental and occupancy rates across a number of our markets due to COVID-19. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019, which accounted for approximately 4% of our billboard revenues in the first nine months of fiscal 2020.

●	Revenue from broadband services in the first nine months of fiscal 2020 was $2,575,676, reflecting the acquisition of our broadband services business in March 2020.

●

Premiums earned from our UCS insurance subsidiary in the first nine months of fiscal 2020 increased 28.3% from the first nine months of fiscal 2019. The increase in premiums earned was primarily due to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia and prior quarter growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which is expected to reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond and, as a result, an increase in sales activities is not fully reflected in the quarter in which the surety bond is issued.

●

Revenues from insurance commissions generated by our surety brokerage operations in the first nine months of fiscal 2020 decreased by 11.3% from the first nine months of fiscal 2019, primarily because our agents are able to place more surety bond business through UCS but also due to a reduction in demand as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●	Investment and other income at UCS increased 4.8% in the first nine months of fiscal 2020 from $323,512 in the first nine months of fiscal 2019.

Expenses. For the first nine months of fiscal 2020 and the first nine months of fiscal 2019, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2020		2019		2020 vs 2019
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$8,472,265	24.5%	$8,333,967	27.7%	$138,298
Cost of broadband revenues	379,073	1.1%	-	-	379,073
Cost of insurance revenues	5,367,231	15.6%	4,742,025	15.8%	625,206
Employee costs	9,542,845	27.6%	8,953,935	29.8%	588,910
Professional fees	2,582,961	7.5%	3,005,543	10.0%	(422,582)
Depreciation	2,744,376	8.0%	2,167,815	7.2%	576,561
Amortization	3,012,641	8.7%	9,361,736	31.1%	(6,349,095)
General and administrative	4,655,960	13.5%	4,933,960	16.4%	(278,000)
Loss on disposition of assets	89,685	0.3%	28,293	0.1%	61,392
Accretion	105,964	0.3%	99,086	0.3%	6,878
Bad debt expense	322,483	0.9%	226,422	0.8%	96,061
Total Costs and Expenses	$37,275,484	108.0%	$41,852,782	139.2%	$(4,577,298)

During the first nine months of fiscal 2020, we had total costs and expenses of $37,275,484, as compared to total costs and expenses of $41,852,782 in the first nine months of fiscal 2019. Total costs and expenses as a percentage of total revenues decreased from 139.2% in the first nine months of fiscal 2019 to 108.0% in the first nine months of fiscal 2020. This improvement reflects our increase in total revenues, a reduction in amortization expense due to extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment during the fourth quarter of fiscal 2019 and our continued focus on reducing general and administrative expenses as well as professional fees. In the first nine months of fiscal 2020, cost of billboard revenues, cost of insurance revenues, employee costs, professional fees, amortization and general and administrative expenses decreased as a percentage of total revenues as compared to the first nine months of fiscal 2019.

●

During the first nine months of fiscal 2020, cost of billboard revenues increased by $138,298, or 1.7%, when compared to the first nine months of fiscal 2019. The increase was mainly related to the acquisition of billboards from Image in the third quarter of fiscal 2019.

●

During the first nine months of fiscal 2020, cost of insurance revenues increased by $625,206, or 13.2%, when compared to the first nine months of fiscal 2019. The increase was mainly driven by increased loss reserves at UCS related to its rental guarantee bond program due to the uncertainty caused by COVID-19 which has led to higher losses and loss adjustment expense.

●

Employee costs in the first nine months of fiscal 2020 increased $588,910 from the first nine months of fiscal 2019. The increase was mainly driven by our broadband services business, which we acquired in March 2020, and was partially offset by lower employee costs within our billboard and insurance businesses.

●

Professional fees in the first nine months of fiscal 2020 were $2,582,961, or 7.5% of total revenues, as compared to $3,005,543, or 10.0% of total revenues, in the first nine months of fiscal 2019. Professional fees mainly include costs associated with third-party accounting, audit, legal, and acquisition related expenses.

●

Non-cash expenses in the first nine months of fiscal 2020 included $3,012,641 in amortization expense, $2,744,376 in depreciation expense, and $105,964 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. Amortization expense decreased by 67.8% from the first nine months of fiscal 2019 to the first nine months of fiscal 2020 as we extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our customer relationships within our billboard segment.

●

General and administrative expenses decreased from $4,933,960 in the first nine months of fiscal 2019 to $4,655,960 in the first nine months of fiscal 2020, a decrease of 5.6%. As a percentage of total revenues, general and administrative expenses decreased from 16.4% in the first nine months of fiscal 2019 to 13.5% in the first nine months of fiscal 2020.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2020 was $2,765,904, or 8.0% of total revenues, as compared to a net loss from operations of $11,779,688, or 39.2% of total revenues, in the first nine months of fiscal 2019. The decrease in net loss from operations in dollars was primarily due to increased revenue within our insurance operations, the addition of our broadband services operations, as well as a decrease in amortization expense after extending the amortization period from 3 years to 10 years for customer relationships within our billboard segment. Our net loss from operations included $5,862,981 from non-cash amortization, depreciation and accretion expenses in the first nine months of fiscal 2020, as compared to $11,628,637 in the first nine months of fiscal 2019.

Other Income (Expense).  During the first nine months of fiscal 2020, we had net other expense of $15,060,171. Net other expense included $24,413,748 from unrealized losses mainly on large publicly traded equity securities held by Boston Omaha as well as UCS, $5,696,068 in realized gains from the sale of large publicly traded equity securities mainly held at Boston Omaha, $2,406,151 in equity in income of unconsolidated affiliates, $967,864 in dividend income from public equity securities held by Boston Omaha, interest income of $884,125, primarily derived from our DFH preferred units as well as from our investments in short-term treasury securities, and interest expense of $600,631 mainly incurred under Link's term loan which commenced in August 2019. During the first nine months of fiscal 2019, we had net other income of $6,261,025, which included $2,864,060 in unrealized gains on securities, $2,431,923 of interest income, $432,409 in realized gains on disposition of investments, $323,333 in equity in income of unconsolidated affiliates, $315,897 in dividend income, and then $106,597 in interest expense.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. As stated above, we experienced unrealized losses of $24,413,748 in the value of our securities during the first nine months of fiscal 2020. This contrasts with unrealized gains in the value of our securities of $6,273,337 during all of fiscal 2019. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $17,868,259 in the first nine months of fiscal 2020, or a loss per share of $0.71, based on 25,145,700 weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $5,557,735 in the first nine months of fiscal 2019, or a loss per share of $0.25, based on 22,563,527 weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following three segments in which we operate, billboards, insurance and broadband, for the third quarter of fiscal 2020 and the third quarter of fiscal 2019:

Results of Billboard Operations

	For the Three Months Ended September 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$7,121,957	100.0%	$7,182,884	100.0%
Cost of Revenues
Ground rents	1,479,596	20.8%	1,511,537	21.0%
Utilities	297,782	4.2%	298,611	4.2%
Commissions paid	688,780	9.6%	729,302	10.2%
Other costs of revenues	314,201	4.4%	318,230	4.4%
Total cost of revenues	2,780,359	39.0%	2,857,680	39.8%
Gross margin	4,341,598	61.0%	4,325,204	60.2%
Other Operating Expenses
Employee costs	1,364,457	19.2%	1,601,792	22.3%
Professional fees	202,027	2.8%	334,968	4.7%
Depreciation	843,575	11.8%	456,958	6.3%
Amortization	827,470	11.6%	3,377,439	47.0%
General and administrative	632,314	8.9%	725,607	10.1%
Accretion	34,740	0.5%	33,154	0.5%
Loss on disposition of assets	8,751	0.1%	2,760	0.0%
Bad debt expense	104,449	1.5%	71,009	1.0%
Total expenses	4,017,783	56.4%	6,603,687	91.9%
Segment Income (Loss) from Operations	323,815	4.5%	(2,278,483)	(31.7%)
Interest expense, net	(209,432)	(2.9%)	(127,725)	(1.8%)
Net Income (Loss) Attributable to Common Stockholders	$114,383	1.6%	$(2,406,208)	(33.5%)

Comparison of the Third Quarter of Fiscal 2020 to the Third Quarter of Fiscal 2019. In the third quarter of fiscal 2020, there was a 0.8% decrease in net billboard revenues from the third quarter of fiscal 2019, reflecting a reduction in rental and occupancy rates across a number of our markets due to COVID-19. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019, which accounted for approximately 4% of our billboard revenues in the third quarter of fiscal 2020. Segment loss from billboard operations improved mainly due to the reduction in amortization expense. In the fourth quarter of fiscal 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our billboard customers. The key factors affecting our billboard operations results during the third quarter of fiscal 2020 were as follows:

●	Ground rent expense as a percentage of total segment operating revenues decreased from 21.0% in the third quarter of fiscal 2019 to 20.8% in the third quarter of fiscal 2020.

●	Commissions paid as a percentage of total segment operating revenues decreased from 10.2% in the third quarter of fiscal 2019 to 9.6% in the third quarter of fiscal 2020.

●	Employee costs in the third quarter of fiscal 2020 decreased 14.8% when compared to the third quarter of fiscal 2019.

●

Amortization expense in the third quarter of fiscal 2020 decreased by $2,549,969 from the third quarter of fiscal 2019. The decrease is primarily due to extending the amortization period from 3 years to 10 years for customer relationships.

●

General and administrative expenses in the third quarter of fiscal 2020 decreased 12.9% when compared to the third quarter of fiscal 2019. The decrease was primarily driven by a reduction in travel related expenses as well as other cost savings initiatives due to COVID-19.

●

Net interest expense of $209,432 in the third quarter of fiscal 2020 compared to net interest expense of $127,725 in the third quarter of fiscal 2019. The increase in interest expense was related to Link's $18 million and $5.5 million term loans, which commenced in August 2019 and August 2020, respectively.

Results of Insurance Operations

	For the Three Months Ended September 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$2,880,544	86.2%	$3,065,490	84.2%
Insurance commissions	382,493	11.5%	442,824	12.2%
Investment and other income	77,499	2.3%	131,610	3.6%
Total operating revenues	3,340,536	100.0%	3,639,924	100.0%
Cost of Revenues
Commissions paid	845,380	25.3%	1,408,551	38.7%
Premium taxes, fees, and assessments	98,243	2.9%	130,783	3.6%
Losses and loss adjustment expense	814,828	24.4%	485,986	13.4%
Total cost of revenues	1,758,451	52.6%	2,025,320	55.7%
Gross margin	1,582,085	47.4%	1,614,604	44.3%
Other Operating Expenses
Employee costs	1,072,551	32.1%	1,295,545	35.6%
Professional fees	69,507	2.1%	43,600	1.2%
Depreciation	5,835	0.2%	6,452	0.2%
Amortization	123,662	3.7%	279,173	7.7%
Bad debt expense	273	0.0%	1,758	0.0%
General and administrative	411,068	12.3%	584,050	16.0%
Total expenses	1,682,896	50.4%	2,210,578	60.7%
Segment Loss from Operations	(100,811)	(3.0%)	(595,974)	(16.4%)
Interest income	5	0.0%	36	0.0%
Unrealized gain on securities	1,770,261	53.0%	204,354	5.6%
Gain (loss) on sale of investments	3,601	0.1%	(3,060)	(0.1%)
Noncontrolling interest in subsidiary income	-	-	(32,606)	(0.8%)
Net Income (Loss) Attributable to Common Stockholders	$1,673,056	50.1%	$(427,250)	(11.7%)

Comparison of the Third Quarter of Fiscal 2020 to the Third Quarter of Fiscal 2019. In the third quarter of fiscal 2020, total operating revenues declined by 8.2% when compared to the third quarter of fiscal 2019, mainly due to the suspension of UCS's rental guarantee bond program as well as the impact of COVID-19 on our surety brokerage operations. Segment loss from insurance operations improved mainly due to lower operating expenses when compared to the third quarter of fiscal 2019. The key factors affecting our insurance operations results during the third quarter of fiscal 2020 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the third quarter of fiscal 2020 decreased 6.0% from the third quarter of fiscal 2019. The decrease in premiums earned was primarily due to the suspension of its rental guarantee bond program, which is expected to reduce future revenues at UCS.

●

Our brokerage operations realized a 13.6% decrease in insurance commissions from other insurance carriers in the third quarter of fiscal 2020 when compared to the third quarter of fiscal 2019. The decrease is mainly due to our agents being able to place more surety bond business through UCS as well as a reduction in overall demand during the third quarter of fiscal 2020 as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●

Commissions paid in the second quarter of fiscal 2020 decreased by $563,171 from the third quarter of fiscal 2019 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure.

●

Our losses and loss adjustment expense as a percentage of insurance revenues increased from 13.4% in the third quarter of fiscal 2019 to 24.4% in the third quarter of fiscal 2020. During the second and third quarters of fiscal 2020, UCS increased its loss reserves related to its rental guarantee bond program due to the uncertainty caused by COVID-19.

●

Employee costs and general and administrative expenses decreased as a percentage of revenue to 32.1% and 12.3%, respectively, during the third quarter of fiscal 2020. This is compared to 35.6% and 16.0%, respectively, during the third quarter of fiscal 2019.

●

During the third quarter of fiscal 2020, our segment loss from insurance operations of $100,811 was offset by unrealized gains of $1,770,261 from our investments in publicly traded securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Three Months Ended September 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$1,144,343	100.0%	$-	-
Cost of Revenues
Network operations and data costs	64,913	5.7%	-	-
Programming costs	23,336	2.0%	-	-
Cell site rent and utilities	12,275	1.1%	-	-
Other costs of revenues	28,890	2.5%	-	-
Total cost of revenues	129,414	11.3%	-	-
Gross margin	1,014,929	88.7%	-	-
Other Operating Expenses
Employee costs	557,096	48.7%	-	-
Professional fees	10,343	0.9%	-	-
Depreciation	129,262	11.3%	-	-
Amortization	80,673	7.1%	-	-
General and administrative	197,233	17.2%	-	-
Accretion	1,722	0.2%	-	-
Loss on disposition of assets	12,000	1.0%	-	-
Total expenses	988,329	86.4%	-	-
Segment Income from Operations	26,600	2.3%	-	-
Interest income	(1,596)	(0.1%)	-	-
Noncontrolling interest in subsidiary income	(2,500)	(0.2%)	-	-
Net Income Attributable to Common Stockholders	$22,504	2.0%	$-	-

Comparison of the Third Quarter of Fiscal 2020 to the Third Quarter of Fiscal 2019. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. Therefore, comparisons of our broadband results for the third quarter of fiscal 2020 to the third quarter of fiscal 2019 may not be meaningful.

Results of Billboard Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$20,991,755	100.0%	$21,113,266	100.0%
Cost of Revenues
Ground rents	4,592,406	21.9%	4,617,444	21.9%
Utilities	929,397	4.4%	843,011	4.0%
Commissions paid	2,018,314	9.6%	1,975,287	9.4%
Other costs of revenues	932,148	4.5%	898,225	4.2%
Total cost of revenues	8,472,265	40.4%	8,333,967	39.5%
Gross margin	12,519,490	59.6%	12,779,299	60.5%
Other Operating Expenses
Employee costs	4,313,414	20.6%	4,479,344	21.2%
Professional fees	464,565	2.2%	587,194	2.8%
Depreciation	2,498,514	11.9%	2,151,314	10.2%
Amortization	2,462,425	11.7%	8,481,302	40.2%
General and administrative	1,999,367	9.5%	2,321,746	11.0%
Accretion	104,242	0.5%	99,086	0.5%
Loss on disposition of assets	77,685	0.4%	28,293	0.1%
Bad debt expense	321,838	1.5%	223,979	1.0%
Total expenses	12,242,050	58.3%	18,372,258	87.0%
Segment Income (Loss) from Operations	277,440	1.3%	(5,592,959)	(26.5%)
Interest expense, net	(595,088)	(2.8%)	(56,638)	(0.3%)
Net Loss Attributable to Common Stockholders	$(317,648)	(1.5%)	$(5,649,597)	(26.8%)

Comparison of the First Nine Months of Fiscal 2020 to the First Nine Months of Fiscal 2019. In the first nine months of fiscal 2020, net billboard revenues decreased by 0.6% from the first nine months of fiscal 2019, reflecting a reduction in rental and occupancy rates across a number of our markets due to COVID-19. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019, which accounted for approximately 4% of our billboard revenues in the first nine months of fiscal 2020. Segment income from billboard operations improved mainly due to the reduction in amortization expense. In the fourth quarter of fiscal 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our billboard customers. The key factors affecting our billboard operations results during the first nine months of fiscal 2020 were as follows:

●	Ground rent as a percentage of total segment operating revenues was 21.9% during the first nine months of fiscal 2020 as well as during the first nine months of fiscal 2019.

●

Commissions paid as a percentage of total segment operating revenues increased from 9.4% in the first nine months of fiscal 2019 to 9.6% in the first nine months of fiscal 2020. For additional comparison, commissions paid as a percentage of total segment operating revenues was 9.5% for all of fiscal 2019.

●	Employee costs in the first nine months of fiscal 2020 decreased 3.7% when compared to the first nine months of fiscal 2019.

●

Amortization expense in the first nine months of fiscal 2020 decreased by $6,018,877 from the first nine months of fiscal 2019. The decrease was primarily due to extending the amortization period from 3 years to 10 years for customer relationships.

●

General and administrative expenses in the first nine months of fiscal 2020 decreased 13.9% when compared to the first nine months of fiscal 2019. The decrease was primarily driven by a reduction in travel related expenses as well as other cost savings initiatives due to COVID-19.

●

Net interest expense of $595,088 in the first nine months of fiscal 2020 compared to net interest expense of $56,638 the first nine months of fiscal 2019. The increase in interest expense was related to Link's $18 million and $5.5 million term loans, which commenced in August 2019 and August 2020, respectively.

Results of Insurance Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$9,538,183	87.2%	$7,435,389	83.0%
Insurance commissions	1,065,013	9.7%	1,200,927	13.4%
Investment and other income	338,953	3.1%	323,512	3.6%
Total operating revenues	10,942,149	100.0%	8,959,828	100.0%
Cost of Revenues
Commissions paid	2,884,197	26.4%	3,122,583	34.9%
Premium taxes, fees, and assessments	244,956	2.2%	350,884	3.9%
Losses and loss adjustment expense	2,238,078	20.5%	1,268,558	14.1%
Total cost of revenues	5,367,231	49.1%	4,742,025	52.9%
Gross margin	5,574,918	50.9%	4,217,803	47.1%
Other Operating Expenses
Employee costs	3,286,309	30.0%	3,893,542	43.5%
Professional fees	428,922	3.9%	182,474	2.0%
Depreciation	17,240	0.2%	16,501	0.2%
Amortization	396,453	3.6%	880,434	9.8%
Bad debt expense	645	0.0%	2,443	0.0%
General and administrative	1,430,508	13.1%	1,894,761	21.2%
Total expenses	5,560,077	50.8%	6,870,155	76.7%
Segment Income (Loss) from Operations	14,841	0.1%	(2,652,352)	(29.6%)
Interest income (expense), net	(365)	(0.0%)	104	0.0%
Unrealized gain (loss) on securities	(2,448,251)	(22.3%)	291,827	3.3%
Gain on sale of investments	263,860	2.4%	417,508	4.7%
Noncontrolling interest in subsidiary income	-	-	(39,072)	(0.5%)
Net Loss Attributable to Common Stockholders	$(2,169,915)	(19.8%)	$(1,981,985)	(22.1%)

Comparison of the First Nine Months of Fiscal 2020 to the First Nine Months of Fiscal 2019. In the first nine months of fiscal 2020, total operating revenues increased by 22.1% as compared to the first nine months of fiscal 2019, primarily due to a 28.3% increase in premiums earned at UCS. At the same time, operating expenses decreased as a percentage of revenue when compared to the first nine months of fiscal 2019, resulting in positive segment income from insurance operations in the first nine months of fiscal 2020. The key factors affecting our insurance operations results during the first nine months of fiscal 2020 were as follows:

●

Premiums earned from our UCS insurance subsidiary rose, reflecting an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia and prior quarter growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which is expected to reduce future revenues at UCS.

●

Our brokerage operations realized a 11.3% decrease in insurance commissions from other insurance carriers in the first nine months of fiscal 2020 when compared to the first nine months of fiscal 2019. The decrease is mainly due to our agents being able to place more surety bond business through UCS but also due to a reduction in overall demand during the first nine months of fiscal 2020 as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●

Commissions paid in the first nine months of fiscal 2020 decreased by $238,386 from the first nine months of fiscal 2019 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure.

●	Our losses and loss adjustment expense as a percentage of insurance revenues increased from 14.1% in the first nine months of fiscal 2019 to 20.5% in the first nine months of fiscal 2020. During the second and third quarters of fiscal 2020, UCS increased its loss reserves related to its rental guarantee bond program due to the uncertainty caused by COVID-19.

●

Employee costs and general and administrative expenses as a percentage of revenue decreased to 30.0% and 13.1%, respectively, during the first nine months of fiscal 2020. This is compared to 43.5% and 21.2%, respectively, during the first nine months of fiscal 2019.

●

During the first nine months of fiscal 2020, our segment income from insurance operations of $14,841 was reduced by unrealized losses of $2,448,251 from our investments in publicly traded securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2020		2019
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$2,575,676	100.0%	$-	-
Cost of Revenues
Network operations and data costs	172,704	6.7%	-	-
Programming costs	51,871	2.0%	-	-
Cell site rent and utilities	42,724	1.7%	-	-
Other costs of revenues	111,774	4.3%	-	-
Total cost of revenues	379,073	14.7%	-	-
Gross margin	2,196,603	85.3%	-	-
Other Operating Expenses
Employee costs	1,021,554	39.6%	-	-
Professional fees	25,146	1.0%	-	-
Depreciation	228,622	8.9%	-	-
Amortization	153,763	5.9%	-	-
General and administrative	330,361	12.8%	-	-
Accretion	1,722	0.1%	-	-
Loss on disposition of assets	12,000	0.5%	-	-
Total expenses	1,773,168	68.8%	-	-
Segment Income from Operations	423,435	16.5%	-	-
Interest expense, net	(1,594)	(0.1%)	-	-
Noncontrolling interest in subsidiary income	(42,184)	(1.7%)	-	-
Net Income Attributable to Common Stockholders	$379,657	14.7%	$-	-

Comparison of the First Nine Months of Fiscal 2020 to the First Nine Months of Fiscal 2019. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. Therefore, comparisons of our broadband results for the first nine months of fiscal 2020 to the first nine months of fiscal 2019 may not be meaningful.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2020 compared to the First Nine Months of Fiscal 2019

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2020 and the first nine months of fiscal 2019:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2020	September 30, 2019
	(unaudited)	(unaudited)
Net cash provided by operating activities	$3,492,006	$5,035,455
Net cash used in investing activities	(38,885,920)	(59,515,863)
Net cash provided by financing activities	61,673,659	46,364,780
Net increase (decrease) in cash, cash equivalents, and restricted cash	$26,279,745	$(8,115,628)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $3,492,006 for the first nine months of fiscal 2020 compared to a cash inflow of $5,035,455 for the first nine months of fiscal 2019. The net cash provided by operating activities for the first nine months of fiscal 2020 was primarily attributable to improved operating results within our insurance business, the addition of our broadband services business, and interest income and dividend income earned at Boston Omaha, which was offset by a decrease in unearned premiums at UCS and an increase in interest expense incurred under Link's term loan which commenced in August 2019.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $38,885,920 for the first nine months of fiscal 2020 as compared with net cash used in investing activities of $59,515,863 for the first nine months of fiscal 2019. The net cash used in investing activities for the first nine months of fiscal 2020 is primarily attributable to our investments in U.S. Treasury securities available for sale, the purchase of the remaining thirty percent interest in SCS for $1,406,409, the purchase of certain billboard assets and easements in Nevada for $1,995,832, commencing our broadband services business with the acquisition of substantially all of the assets of FibAire for a cash purchase price of $12,341,242, and investing $3,000,000 in 24th Street Fund I, LLC. These investments were partially offset by DFH's $12,000,000 redemption of a portion of the preferred units as well as $5,696,068 in realized gains from the sale of large publicly traded equity securities mainly held at Boston Omaha.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $61,673,659 during the first nine months of fiscal 2020 as compared to net cash provided by financing activities of $46,364,780 during the first nine months of fiscal 2019. During the first nine months of fiscal 2020, net cash provided by financing activities mainly consisted of $58,880,000 in gross proceeds raised through our public offering of Class A common stock on June 2, 2020, $5,500,000 borrowed under Link's credit facility on August 31, 2020, and gross proceeds of $669,751 raised through our “at the market" offering during April 2020, offset by offering costs of $3,417,323.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, a broadband service provider whose assets we acquired in March 2020 and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At September 30, 2020, we had approximately $42.3 million in unrestricted cash. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt, and seller or third-party financing. Similar to our previous issuance in connection with the acquisitions of Tammy Lynn and Image, in the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash, and slow our anticipated growth.

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

Since March 2018, we have utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and declared effective in February 2018, which authorizes us to sell up to $200,000,000 through the sales of securities to the public. The original “at the market” offering was pursuant to a Sales Agreement entered into on March 2, 2018 with Cowen and Company, LLC, which we refer to as “Cowen,” and related to the sale of shares of our Class A common stock. In accordance with the terms of that Sales Agreement, we had the option to sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen was not required to sell any specific amount of securities, but acted as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through August 20, 2019, we sold through Cowen an aggregate of 2,141,452 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $49,999,625. We subsequently entered into a new Sales Agreement with Cowen which allows us to sell up to an additional $75,000,000 of our Class A common stock under the same compensation arrangement to Cowen. This new "at the market" offering provides us with the flexibility to seek to raise additional capital in amounts we deem appropriate and at price levels approved by us, with lower costs than a traditional underwritten public offering. We have no specific plans for the use of any proceeds from this new “at the market” offering of our Class A common stock. During fiscal 2019, we sold 448,880 shares of our Class A common stock under this new "at the market" offering for gross proceeds of $9,450,789. During the first half of fiscal 2020, we sold under the new "at the market" offering 40,455 shares of our Class A common stock for gross proceeds of $669,751. During the third quarter of fiscal 2020, we did not sell any shares of our Class A common stock under the new "at the market" offering.

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

On August 12, 2019, Link, our wholly owned subsidiary which owns and operates our billboard businesses, entered into a Credit Agreement, which we refer to as the “Credit Agreement,” with First National Bank of Omaha, which we refer to as the “Lender,” under which Link may borrow up to $40,000,000, which we refer to as the "Credit Facility." The Credit Agreement provides for an initial term loan, which we refer to as “Term Loan 1,” an incremental term loan, which we refer to as "Term Loan 2,” and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by Boston Omaha Corporation or any of our non-billboard businesses. On August 12, 2019, Link borrowed $18,060,000 through Term Loan 1 under the Credit Facility. On August 31, 2020, Link borrowed $5,500,000 through Term Loan 2 under the Credit Facility. We may not borrow additional funds under the Credit Facility. Term Loan 1 has a fixed interest rate of 4.25% per annum with interest only payments due through July 1, 2020. Term Loan 2 has a fixed interest rate of 3.375% per annum. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. For Term Loan 1, these payments commenced on July 1, 2020. For Term Loan 2, these payments commenced on October 1, 2020. Both term loans are payable in full on August 12, 2026. During the first three years of the term loans, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 2.0% and 0.5%. After three years, there is no prepayment penalty. In addition to the term loans, the Credit Agreement allows Link to borrow up to $5,000,000 through August 12, 2021 under a revolving line of credit. Interest payments on the revolving line of credit are based on the 30 day LIBOR rate plus an applicable margin ranging between 2.00% and 2.50% dependent on Link's consolidated leverage ratio.

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

We believe that our existing cash and short-term investments, funds that we may receive in the current “at the market” offering, funds available through the Credit Agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. We have also taken steps to suspend the future issuance of certain rental surety bonds issued by UCS and have taken other steps to reduce certain costs of our operations. At September 30, 2020, we had $42.3 million in unrestricted cash, $76.7 million in U.S. treasury securities and $63.8 million in marketable equity securities.

If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all.

On October 2, 2020, we provided a term loan of $20,000,000 to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on this term loan is approximately 14% and matures on May 1, 2021.

On October 26, 2020, we purchased 7,500,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to Yellowstone of $7,500,000. In addition, we acquired 3,593,750 shares of Yellowstone's Class B common stock (up to 468,750 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) for a purchase price of $25,000. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time, if any, when Yellowstone completes an initial business combination, on a one-for-one basis, subject to certain adjustments.

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

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2020, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions, including the impact of the COVID-19 pandemic, believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 13, 2020. We believe that at September 30, 2020, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of September 30, 2020, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1 (*)

Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019).

10.2 (*)

Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019).

10.3 (*)

Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha  (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019).

10.4 (*)

$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC in favor of First National Bank of Omaha (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019).

10.5 (*)

$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019).

10.6 (*)

Term Loan 2 Note dated August 31, 2020 issued by Link Media Holdings, LLC to First National Bank of Omaha (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2020).

10.7 (*)

Sales Agreement dated August 13, 2019, by and between Boston Omaha Corporation and Cowen and Company, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019).

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

November 9, 2020

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

November 9, 2020

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

November 9, 2020