Form 10-K
period 2020-12-31
BOSTON OMAHA Corp
filed 2021-03-29
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 001-38113

BOSTON OMAHA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Dodge Street, Suite 3300, Omaha, Nebraska	68102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (857) 256-0079

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Class A common stock, $0.001 par value per share	BOMN	The NASDAQ Stock Market, LLC (NASDAQ Capital Market)

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $237,457,984.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 26,175,555 shares of Class A common stock as of March 26, 2021 and 1,055,560 shares of Class B common stock as of March 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON OMAHA CORPORATION

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by Public Law 104-67. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, including the impact of the COVID-19 pandemic, or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this Report, including under the caption “Risk Factors,” under Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Summary of Risk Factors

Some of the factors that could materially and adversely affect our financial condition, results of operations, cash flow, the market price of shares of our Class A common stock or our prospects include, but are not limited to, the following. You should read this summary together with the more detailed description of each risk factor contained in this  Item 1A “Risk Factors” in this Annual Report on Form 10-K and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks (as well as certain other risks) that you should carefully consider before deciding to invest in our securities.

Risks Related To Acquisitions and Operations of Our Business

●	We have incurred losses from operations since inception and we anticipate that we will continue to incur losses for the foreseeable future;

●	We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, we may fail to successfully operate acquired properties;

●

Our business strategy relies on the successful acquisition and integration of diverse companies and operations, and expansion of current business lines or entering into new industries could negatively impact our operating income;

●

As we enter new business segments, members of our senior management may have limited or no experience in the industries we operate, and we will be reliant on key personnel. The departure of any of our key personnel could materially and adversely affect us; and

●

The continuing impact of the COVID-19 pandemic could result in increased claims made against our surety insurance bond business, reduce demand for our other services, and adversely impact our operating results.

Risks Related to Our Indebtedness

●	Our ability to borrow may be limited in case of adverse changes within the credit market; and

●	Any failure in the future to comply with the covenants set forth in our Credit Agreement could result in the loan balance immediately due and payable;

Risks Related to Access to Capital and Raising Additional Capital

●

We may not be able to generate sufficient cash to service all of our operations and may be forced to take actions to fund our operations such as debt financing, refinancing current indebtedness, or future equity issuances of our capital stock, any or all of which may not be successful; and

●	We may raise additional equity capital through additional public or private placements, any of which could substantially dilute your investment.

Risks Related to Ownership of Our Securities

●	The market price and trading volume of our common stock may be volatile and negatively impacted by broad market fluctuations;

●

Provisions of our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, as a result, depress the trading price of our common stock;

●

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented;

●	We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock;

●	Our investments in securities of other companies involve a substantial degree of risk; and

●	Certain of our stockholders have the right to require the registration of up to 6,437,768 shares of our Class A common stock.

Regulatory Risks

●

Dependent on the price of certain publicly-traded securities we currently hold, including our ownership of DFH Class A common stock, we could become subject to registration and regulation under the Investment Company Act;

●

Our business segments are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities; and

●	Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may affect us.

PART I

Item 1.	Business.

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

Outdoor Billboards

In June 2015, we commenced our billboard business operations through acquisitions by our wholly-owned subsidiary Link Media Holdings, LLC, which we refer to as "Link," of smaller billboard companies located in the Southeast United States and Wisconsin.  During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards.  In addition, we have made additional billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest.  As of March 26, 2021, we operate approximately 3,200 billboards with approximately 6,000 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Surety Insurance

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG,” designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance.  In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence.  In December 2016, we completed the acquisition of United Casualty and Surety Insurance Company, which we refer to as “UCS,” a surety insurance company, which at that time was licensed to issue surety bonds in only nine states.  Since that time, we have expanded the licensing of the UCS business to all 50 states and the District of Columbia.  In addition, over the last four years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similar economics.

Broadband Services

On March 10, 2020, our subsidiary FIF AireBeam LLC, which we refer to as “AireBeam,” acquired substantially all the business assets of FibAire Communications, LLC, which we refer to as "FibAire," a rural broadband internet provider. AireBeam provides over 7,000 subscribers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. AireBeam operates in underserved communities in Arizona that need higher speed and greater internet capacity. On December 29, 2020, our subsidiary FIF Utah LLC, which we refer to as “FIF Utah,” and which conducts business as "Utah Broadband,"  acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as “UBB,” a rural internet provider in Utah. UBB provides high-speed internet services to over 10,000 subscribers through Salt Lake City, Park City, Ogden, Provo and surrounding communities.

Minority Investments

Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic Real Estate Companies LLC, which we refer to as "Logic," and approximately 49.9% of 24th Street Holding Company, LLC, which we refer to as "24th Street Holding Co.", both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of  24th Street Holding Co. and will focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, which we refer to as "DFH," the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units with a mandatory preferred return of 14%. These preferred units were subsequently redeemed by DFH in 2020. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and implemented an internal reorganization (the “DFH Merger”) pursuant to which Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the DFH Merger, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in DFH's initial public offering. The DFH shares purchased in 2017 are restricted securities and are subject to a lock-up for a period through July 19, 2021, and subject to limitations on the number of DFH shares we may sell under Rule 144. Prior to its initial public offering, we loaned DFH $20,000,000 to assist it in financing an acquisition which was consummated prior to its initial public offering. This loan was repaid in full with interest in early 2021.

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

●

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as “BOC Yellowstone,” served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as “Yellowstone.”  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share.  BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owns approximately 20% of Yellowstone's issued and outstanding common stock. The purpose of the offering is to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance and broadband services businesses. Yellowstone allows us to pursue a minority interest in larger companies in other industries without diluting the equity interests of our Boston Omaha shareholders. Yellowstone is currently focusing on acquisition candidates in the homebuilding, home materials, financial services and commercial real estate management industries but is also able to pursue acquisition opportunities in other industries.

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

Our History

Boston Omaha Corporation was originally incorporated as REO Plus, Inc., which we refer to as “REO,” on August 10, 2009 under the laws of the State of Texas. On March 16, 2015, we reincorporated as a Delaware corporation, adopted new bylaws and changed our name to Boston Omaha Corporation. Our principal business address is 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102, and our telephone number is 857-256-0079. We registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” on November 9, 2016. In 2016, we were listed for trading on the OTCQX under the trading symbol “BOMN,” and in June 2017, in connection with our 2017 public offering, we transferred and uplisted to the NASDAQ Capital Market under the trading symbol “BOMN.”

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

On February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, which we refer to as the “2018 private placement,” pursuant to which the Company agreed to issue and sell to Magnolia BOC I, LP, which we refer to as “MBOC I,” Magnolia BOC II, LP, which we refer to as “MBOC II,” and Boulderado BOC, LP, which we refer to as “BBOC,” $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement. MBOC I and MBOC II are entities managed by Magnolia, and BBOC, which has distributed all of its shares of Class A common stock, was an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The closing of the second tranche of shares sold under the agreement occurred on May 15, 2018, consisting of a total of 3,137,768 shares resulting in total gross proceeds of approximately $73,110,000.

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

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we could offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. During fiscal year 2020, we sold through Cowen 40,455 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $669,751 and net proceeds of $649,659, after offering costs of $20,092. Following a public offering of our Class A common stock in May 2020, we subsequently suspended future sales under the Sales Agreement and the S-3 registration statement filed in February 2018, which then expired in February 2021. We anticipate filing a new shelf registration statement on Form S-3 shortly following the date of this Annual Report to allow us to raise additional capital through the sale of securities to help fund potential future acquisitions and investments in other business ventures.

On March 18, 2020, our Board of Directors authorized and approved a share repurchase program for us to repurchase up to $20,000,000 worth of shares of our Class A common stock, which we refer to as the “Repurchase Program.” Under the Repurchase Program, we may repurchase shares, from time to time, in solicited or unsolicited transactions in the open market, privately-negotiated transactions, or transactions pursuant to a Rule 10b5-1 plan. The Repurchase Program does not obligate us to purchase any particular number of shares and will run through the earlier of June 30, 2021, or our decision that the Repurchase Program is no longer consistent with our short-term and long-term objectives. Due to improving market conditions following our establishment of the Repurchase Program, we did not repurchase any shares during fiscal year 2020.

On May 28, 2020, we entered into an underwriting agreement, which we refer to as the “underwriting agreement,” with Wells Fargo Securities, LLC and Cowen, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.” Adam Peterson and Alex Rozek, our Co-Chairmen, together with another member of our board of directors and another employee, purchased, directly or through their affiliates, an aggregate of 39,375 shares of Class A common stock in the offering at the public offering price.  On June 2, 2020, we announced the completion of the public offering in which we sold a total of 3,680,000 Class A shares, including both the firm shares and all of the option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58,880,000. We raised this capital to fund the planned expansion of our recently acquired fiber-to-the-home broadband, telecommunication business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. Although we do not have any binding material commitments at this time, we continue to pursue acquisitions in these markets. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3, as supplemented by a prospectus supplement dated May 28, 2020.

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

Our Acquisitions and Equity Investments

Since June 2015, we have expended over $280 million in the acquisition of businesses in outdoor billboard advertising, surety insurance and brokerage operations, broadband services, and in the purchase of minority equity interests in various businesses. We anticipate seeking further acquisitions in these business areas and possibly expanding into other businesses that we believe have the potential for durable profitability in a very competitive world.

Link Media Holdings. Since June 2015, through 18 acquisitions, several asset purchases, and one exchange, we have acquired numerous billboard structures, many with multiple faces, related easements, and rights in some instances to construct additional billboards. These billboards are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin. We paid a combined purchase price of over $190 million for these billboards and related assets. As of March 26, 2021, we operated approximately 3,200 billboard structures containing approximately 6,000 advertising faces, of which over 60 are digital displays.

General Indemnity. Since September 2015, through five acquisitions, we have acquired one insurance company, UCS, and four insurance brokerage firms. We paid a combined purchase price of approximately $19.4 million. Additionally, we have contributed approximately $16.3 million in statutory capital to UCS.  UCS is authorized to issue surety insurance in all 50 states and the District of Columbia, is approved by the United States Department of Treasury, and rated "A-" (Excellent) by A.M. Best Company.

Broadband. On March 10, 2020, AireBeam acquired substantially all the business assets of FibAire, a rural broadband internet provider. AireBeam provides over 7,000 subscribers in communities in southern Arizona with a high speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. AireBeam currently operates in certain underserved Arizona communities that need higher speed and greater internet capacity. We acquired AireBeam for $12.3 million in cash and issued to FibAire’s co-founder and chief executive, 10% of the equity in the newly formed entity. On December 29, 2020, FIF Utah acquired substantially all of the business assets of UBB, a rural broadband internet provider. UBB provides high-speed internet to over 10,000 subscribers in Salt Lake City, Park City, Ogden, Provo and surrounding communities. We acquired UBB for $21.3 million in cash and issued to Alpine Networks, Inc., UBB’s member, 20% of the equity in the newly formed entity. Mr. McGhie, the president of Alpine Networks, Inc. will serve as president of FIF Utah.

Minority Investments. Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Co., both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of  24th Street Holding Co. and will focus on opportunities within secured lending and direct investments in commercial real estate.

●

In late December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units with a mandatory preferred return of 14%. These preferred units were subsequently redeemed by DFH in 2020. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and implemented the DFH Merger pursuant to which Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the DFH Merger, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. The DFH shares purchased in 2017 are restricted securities and are subject to a lock-up for a period through July 19, 2021 and currently subject to resale trading limitations under Rule 144 as we currently own more than 10% of DFH's Class A common stock. Prior to its initial public offering, we loaned DFH $20,000,000 to assist it in financing an acquisition which was consummated prior to its initial public offering. This loan was repaid in full with interest in early 2021.

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and private placement warrants to purchase 7,719,779 shares of Class A common stock of Yellowstone. BOC Yellowstone is the sponsor of Yellowstone and under the terms of Yellowstone’s initial public offering completed in October 2020, which we refer to as the “Yellowstone IPO”, owns approximately 20% of Yellowstone’s issued and outstanding common stock. Following the Yellowstone IPO, BOC Yellowstone transferred 206,250 shares of Class B common stock to BOC Yellowstone II LLC, which we refer to as “BOC Yellowstone II”, and subsequently sold a membership interest in BOC Yellowstone II to an unaffiliated private investor in the initial public offering. This membership interest provides the investor the right to receive 206,250 of the Class B common shares held in BOC Yellowstone II upon release of the Class B common shares following a business combination. The investor paid $309,375 for its membership interest in BOC Yellowstone II. In the event that Yellowstone does not consummate a qualifying business combination on or before January 25, 2022, all Class A common stock sold in the initial public offering will be redeemed at $10.20 per share.

The key terms of the Yellowstone IPO as it relates to the Class B common stock and the private placement warrants acquired by BOC Yellowstone are as follows:

●

Yellowstone's initial business combination must occur on or before January 25, 2022 with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account for the benefit of the holders of Yellowstone’s Class A common stock (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination.

●

Any party may co-invest with Yellowstone in the target business at the time of any initial business combination, or Yellowstone could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance”. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. Yellowstone is not obligated to make any specified future issuance and may determine not to do so.

●

Any such specified future issuance would result in an adjustment to the conversion ratio such that BOC Yellowstone and BOC Yellowstone II’s initial stockholders would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Yellowstone IPO plus all shares issued in the specified future issuance, unless the holders of a majority of the then outstanding shares of Yellowstone’s Class B common stock agree to waive such adjustment with respect to the specified future issuance at the time thereof.

●	The Yellowstone Class B common stock is identical to the shares of Class A common stock included in the units sold in the Yellowstone IPO, except that:

●

the shares of Yellowstone Class B common stock automatically convert into shares of Yellowstone Class A common stock at the time of any initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights;

●

the shares of Yellowstone Class B common stock are subject to certain transfer restrictions until the earlier to occur of: (A) one year after the completion of an initial business combination or (B) subsequent to an initial business combination, (x) if the last sale price of Yellowstone Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which Yellowstone completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Yellowstone stockholders having the right to exchange their shares of common stock for cash, securities or other property; and

●

BOC Yellowstone and BOC Yellowstone II and their officers and directors have entered into a letter agreement with Yellowstone, pursuant to which they have agreed (i) to waive their redemption rights with respect to any Yellowstone Class B common stock and any Yellowstone public shares held by them in connection with the completion of an initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to any Yellowstone Class B common stock held by them if Yellowstone fails to complete an initial business combination by January 25, 2022;

●

the Class A common stock into which the Class B common stock converts following a business combination has registration rights allowing the registration of the shares following a business combination. However, the registration rights agreement provides that Yellowstone will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions as described above.

●

The 7,719,779 private placement warrants held by BOC Yellowstone were purchased at a price of $1.00 per whole warrant in a private placement that occurred simultaneously with the initial closing of the Yellowstone initial public offering. Each whole private placement warrant is exercisable for one whole share of Yellowstone Class A common stock at $11.50 per share. We have agreed that no officer or director of Boston Omaha Corporation will be eligible to receive any such warrants. These warrants will not, subject to certain limited exceptions, be transferable or saleable until 30 days after the completion of any business combination. The private placement warrants may also be exercised by BOC Yellowstone or its permitted transferees for cash or on a cashless basis. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in Yellowstone’s IPO, including as to exercise price, exercisability and exercise period, and may be redeemed by Yellowstone for shares of Class A common stock.

Industry Background

We currently operate outdoor billboard advertising services, provide broadband services, and sell surety insurance products and have made minority investments in several commercial real estate management and brokerage companies, a homebuilding company and a bank holding company focused on servicing the automotive loan market.

Outdoor Billboard Advertising. We currently own and operate approximately 3,200 billboard structures in the Southeast and Midwest United States containing approximately 6,000 advertising faces, of which over 60 are digital displays. In addition, we hold options to build additional billboards in a few of these states. Over 95% of our billboards reside on leased parcels of property. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large, advertising structures consisting of panels on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard structure.  Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (e.g., one month to three years). We generally lease individually-selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital ad displays which generally come with shorter term ad contracts (one to twelve months). Outdoor billboards were estimated as a $4.7 billion market in the U.S. in 2020 based on industry trade journals.  Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for approximately an additional estimated $1.4 billion in revenues in 2020 according to industry sources. There is no concentration of industries to which we lease billboard space.

Insurance Services. Suretyship insurance occurs when one party guarantees payment or performance by another party for an obligation or undertaking.  Many obligations are guaranteed through surety bonds. Common types of surety bonds include commercial surety bonds and contract surety bonds.  Suretyship is an integral part of the functioning of government and commerce. In many complex endeavors involving risk, a need exists to have a third party assure the performance or obligations of one party to another party. Surety companies are the “third parties” that provide such financial assurances in return for premium payments.  Surety bonds are provided in government bidding and contracting processes as well as for individuals obtaining various government licenses and for individuals and businesses entering into apartment and office lease rentals.  Various types of bonds are designed to insure that when a contractor bids on a project, and is awarded the project, that the project is completed for the amount of the bid, and that the contractors pay their subcontractors and suppliers.

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

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $6.9 billion surety market, based on 2019 industry reports. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements.  Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties. In addition to acquiring UCS, we have acquired four surety brokerage firms, The Warnock Agency, Inc., which we refer to as “Warnock,” Surety Support Services, Inc., which we refer to as “SSS,” Freestate Bonds, Inc., which we refer to as “Freestate,” and South Coast Surety Insurance Services, LLC, which we refer to as “SCS.” UCS and these brokerage firms provide us with both premium and commission revenue streams.

Broadband Services. Our AireBeam and Utah Broadband businesses provide fiber connectivity to homes, business and community organizations in certain markets in Arizona and Utah. Driven by the rising demand for higher bandwidth and faster speed connections for a variety of industrial and residential purposes, fiber optic transmission is becoming more and more common in modern society. Fiber optic cables have a much greater bandwidth than metal cables. The significantly higher amount of information that can be transmitted per unit time of fiber over other transmission media is its most significant advantage.  Also, an optical fiber offers low power loss, which allows for longer transmission distances. Fiber optic is generally less susceptible to electromagnetic interference, has greater capacity and weighs less than traditional metal wire connections.  Also, fiber optic is made of glass, which can provide certain cost advantages over traditional copper wire. Optical fiber is more difficult and expensive to install than copper wire and special equipment is required to test optical fiber. Fiber optic is also highly susceptible to becoming cut or damaged during installation or construction activities. We believe that the demand for broadband services has increased significantly since the COVID pandemic began and that this demand will continue to grow as more businesses and consumers rely on remote connectivity for work, learning, telehealth and other connectivity needs and as new technologies expand the ability to digitally share information and services.

Business Overview and Strategy

Since present management took over in February 2015, we have engaged in (i) acquisitions and minority investments in outdoor billboard advertising, surety insurance, broadband service providers, commercial real estate services, homebuilding and a bank holding company, (ii) purchases of publicly traded equity securities and (iii) in October 2020 served as the sponsor for an initial public offering for Yellowstone. Our strategy focuses on investing in companies and lines of business that have consistently demonstrated earnings power over time, with attractive pre-tax historical returns on tangible equity capital, and that we believe are available at a reasonable price.

●

Since present management took over in 2015 and as of December 31, 2020, our acquisitions and operations have been funded by equity investments, including our 2017 public offering, our two “at the market” offerings and our 2020 public offering pursuant to our shelf registration statement, private placements, and debt conversions totaling $423,648,471.

●

In addition, in August 2019, our Link subsidiary entered into a bank term loan and revolving credit agreement under which Link and its subsidiaries borrowed $18,060,000 secured by the assets of Link and its subsidiaries and may borrow additional sums under the agreement. In August 2020, additional sums in the amount of $5,500,000 were committed under the loan agreement.

●

We have used a portion of these proceeds from these financings to acquire outdoor billboard assets in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin. We expect to continue to seek additional acquisitions in out-of-home advertising when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us. We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, opportunity to purchase perpetual easements or land beneath our structures, and the low relative cost per impression of the advertising medium.

●

We have also used the proceeds of these financings to organize GIG and to complete the acquisitions of Warnock, SSS, Freestate, and SCS, all surety insurance brokerage firms, and to complete the acquisition of UCS, a surety insurance company.

●

In March 2020, we acquired substantially all of the assets of FibAire, a broadband service provider located in Arizona, and in December 2020 we acquired substantially all of the assets of UBB, a broadband service provider located in Utah.

●	To date, we have invested $19 million in the parent company of Crescent, a bank providing retail and business banking services in the subprime automobile lending market.

●

We have previously invested $22 million in equity financing in DFH, of which $12 million was in preferred stock which was redeemed in 2020. DFH is a national homebuilder that also provides related services and completed an IPO in January 2021.

●

We have also made an investment in a commercial real estate management services company headquartered in Las Vegas, Nevada, a related real estate asset management company, and shorter-term investments in a Nevada company that invests in commercial retail centers and two residential real estate development projects in Colorado.

●

In 2020, we sponsored and invested approximately $7.8 million in Yellowstone, a special purpose acquisition company, or "SPAC" dedicated to pursuing a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance and broadband services businesses.

●

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

We source acquisitions both internally via phone calls, research or mailings, business relationships developed over time and also by receipt of target acquisition opportunities from a number of brokers and other professionals. We seek acquisitions consistent with our growth strategy, but there can be no assurance that we will consummate acquisitions pursuant to outstanding letters of intent or acquire any additional billboard assets, surety brokerage firms, broadband service providers, or minority investments in any other businesses. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. We are also seeking opportunities to acquire other businesses or a significant interest in existing businesses. We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, and that are available at a reasonable price.  However, we may consider minority positions and stock issuances when the economics are favorable. In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

Outdoor Billboard Advertising. We seek to capitalize on our growing network and diversified geographical and product mix to grow revenues. We currently own approximately 3,200 billboard structures containing approximately 6,000 advertising faces in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin. Each of our billboard structures may have one to four faces. We believe the outdoor advertising business offers attractive industry fundamentals which we hope to utilize and leverage as we plan to continue to grow our presence in the United States. We hope that our growing presence will be an attractive tool in identifying and attracting both local and national advertisers. We work with our customers to enable them to better understand how our billboards can successfully reach their target audiences and promote their advertising campaigns. Our long-term strategy for our outdoor advertising businesses includes pursuing digital display opportunities where appropriate, while simultaneously utilizing traditional methods of displaying outdoor advertisements, and with a goal of consolidating fragmented markets where applicable.

Digital displays offer the opportunity to link electronic displays through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. However, digital displays require more capital to construct and maintain compared to traditional bulletins and increase the supply of advertising faces in a market. We currently deploy over 60 digital billboards.

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

We typically own the physical structures on which our clients’ advertising copy is displayed. We acquire new structures from third parties on sites we either lease or own or for which we have acquired permanent easements. We generally have limited or no responsibilities to maintain the land on which the billboard is sited. The site lease terms generally range from one to 20 years and often come with renewal options or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases.  In addition to the site lease, we must obtain a permit to build and operate the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal or no fee. Traditional bulletin and poster advertising copy is printed with computer generated graphics to form a single sheet of vinyl.  These advertisements are then transported to the site and wrapped around the face of the structure. Our billboard lease costs in  2020 and  2019 were $6,119,523  and $ 6,238,827, respectively.

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

We seek to reduce our risk by limiting policy amounts, following extensive underwriting processes, reviewing dashboards of critical metrics, and purchasing reinsurance coverage. Our underwriting process considers a number of factors, including the financial health of the customer, the customer’s operating history, the type of obligation, the geographic territory where the contract is being issued, the language of the bond and the subject contract, and, if appropriate, a customer’s pledge of collateral to reduce the risk in the event of a default. Historically, claims on surety bonds are limited by the  extensive underwriting analysis undertaken before a risk is agreed to, forms of security provided upon the bond’s issuance, and by the legal ability to pursue the customer obtaining the surety bond for recovery of amounts paid due to a claim. A significant portion of our business in 2019 and 2020 was selling bonds securing rental payments due to landlords, primarily in the greater New York city area.  Due to the COVID-19 pandemic, we suspended issuing these surety bonds and increased our loss reserves for potential claims. A surety’s right of indemnification contrasts with property and casualty, or life insurance coverages, where no such recovery right exists. Unlike other insurance, surety insurance losses are commonly limited by the indemnity obligations of the insured, collateral provided by the insured at the time of issuance, or the insurance company’s contractual right to uncollected funds from construction projects on which it has issued a bond and steps in for the insured.

Broadband Services. We seek to capitalize on the growing demand for rural internet access and increased bandwidth capacity as the economy shifts towards increased consumer demand and telecommuting work arrangements. AireBeam and Utah Broadband operate in several underserved communities in Arizona and Utah that need higher speed and greater internet capacity. Our strategy is to grow our presence in the rural broadband business as we expect many more communities to demand increasingly more bandwidth to their homes and businesses than their current service offering can reliably provide. Within certain markets, we believe that fiber-to-the-home has the potential to be a long-lived asset that fits into our objective to invest in what we believe are durable businesses that have the potential to achieve favorable after-tax returns on invested capital. Recent studies suggest that a large proportion of homes in the United States have not connected to high speed broadband services as their communities lack all-fiber connectivity. We believe that the combination of the rural broadband business models of FibAire and Utah Broadband we acquired together with our stronger balance sheet provides a competitive platform to bring fiber-to-the-home to additional communities in Arizona and Utah and other similarly situated communities in other states. We have already entered into a contract with one home builder to bring fiber-to-the-home in a large residential development under construction and expect to expand this to other developments in the future. We believe that the fiber-to-the-home market shares similar qualities with our billboard and surety insurance markets in providing a diversified customer base in markets which impose some obstacles to competitors. We also believe that many broadband systems are owned by a significant number of small operators which may be interested in being acquired, providing us the potential for continued future growth in the broadband internet provider market.

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

Broadband Services. Our broadband services businesses provide high-speed internet connectivity and are aimed at rural and other underserved communities that need higher speed and greater internet capacity. In the future, leading cable operators, such as Comcast, Charter Communications and Altice USA, and other competitors may seek to enter the markets we serve.  In addition, we may face competition from 5G in the home and other services incorporating new technologies. Technological changes are further intensifying and may challenge existing business models. Our internet services are expected to compete with wireless phone companies, satellite and other broadband providers as well as wireline phone companies and other providers of wireline internet service and others seeking to build fiber-based network infrastructure.

Employees

As of March 1, 2021, we had 217 employees, of which 87 were in billboard operations, 86 were in broadband operations, 39 were in insurance services and five were in administrative or corporate related activities. Of the 217 employees, three employees in broadband operations and one employee in administrative or corporate related activities were part time. The rest of our employees were full time. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

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

 Regulation of Our Insurance Business

GIG and its subsidiaries transact their insurance business in all 50 U.S. states and the District of Columbia and are subject to regulation in the various states and jurisdictions in which they operate. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and jurisdiction. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.  Nebraska, the state of domicile for UCS, may also limit the payment of dividends from UCS to GIG and us and, as a result, to our stockholders if and when we declare a dividend from the operations of UCS and/or GIG and its other operating subsidiaries.

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

Rate and Rule Approvals. GIG’s domestic insurance subsidiaries are subject to each state’s laws and regulations regarding rate, form, and rule approvals. The applicable laws and regulations generally establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to adjust rates and the relative timing of the process are dependent upon each state’s requirements. Many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department.

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

Risk-Based Capital Requirements. The NAIC has a risk-based capital, which we refer to as “RBC,” requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. UCS is subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders’ surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy.

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

Regulation of Our Broadband Business

Many but not all of our services and networks are regulated by the Federal Communications Commission, which we refer to as the “FCC”, and by state and local governments. Whether our networks or our services are regulated or unregulated depends on numerous factors, including but not limited to whether we offer telecommunications service, as defined in state and federal laws, or cable service. The construction and maintenance of our fiber optic networks may face local regulation that can adversely impact the timing or our deployment.  Certain of our services that are provided via wireless transmission require FCC licenses and our local video and other services often require local government franchises, which we refer to as "franchises." The local franchises often impose certain obligations to build out the network and require payment of fees to the local government, which fees are often are based on a percentage of gross revenues. In private communities and mobile home parks, we may be required to obtain the consent of the homeowners association or other property owners to provide services, and we often have to pay a fee to obtain access to the property and provide our services. Finally, to deploy our networks, we frequently must obtain agreements from local power utilities to use their poles and in some cases easements from landowners.

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

On February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, pursuant to which the Company sold to MBOC I, MBOC II, and BBOC $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000. The closing of the second tranche of shares sold under the agreement occurred on May 15, 2018, consisting of a total of 3,137,768 shares resulting in total gross proceeds of approximately $73,110,000. Commencing in February 2021, the limited partners of these funds may begin to have their shares registered on a demand and/or piggyback basis, for resale or receive shares held in these funds as a distribution.

Additionally, in February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, the Company entered into a Sales Agreement with Cowen, pursuant to which the Company sold from time to time in an “at the market” offering a total of $49,999,625 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering were made pursuant to a prospectus supplement, filed with the SEC on March 2, 2018, to the Company’s shelf Registration Statement on Form S-3, declared effective by the SEC on February 9, 2018. This shelf registration statement recently expired and we expect to shortly file a new shelf registration statement to access capital on an as needed basis.

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

On August 13, 2019, we entered into a second Sales Agreement with Cowen, which has subsequently expired, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we could offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen was not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. During fiscal year 2020, we sold through Cowen 40,455 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $669,751 and net proceeds of $649,659, after offering costs of $20,092. We have provided Cowen with customary indemnification and contribution rights under each Sales Agreement. In connection with sales of Class A common stock on our behalf, Cowen is deemed to be an “underwriter” within the meaning of the Securities Act and the compensation paid to Cowen is deemed to be underwriting commissions or discounts.

On May 28, 2020, we entered into the underwriting agreement with Wells Fargo Securities, LLC and Cowen as joint lead book-running managers for a public offering of 3,200,000 shares of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions. Adam Peterson and Alex Rozek, our Co-Chairmen, together with another member of our board of directors and another employee, purchased, directly or through their affiliates, an aggregate of 39,375 shares of Class A common stock in the offering at the public offering price.  On June 2, 2020, we announced the completion of the public offering for a total of 3,680,000 shares, resulting in total gross proceeds to us of $58,880,000. We raised this capital to fund the planned expansion of our fiber-to-the-home broadband business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020.

Borrowing of money. On August 12, 2019, Link Media Holdings, Inc., (“Link”), our wholly owned subsidiary, which owns and operates our billboard businesses, entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by us or any of our non-billboard businesses.

As of December 31, 2020, Link borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and on October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021.

Long-term debt included within our consolidated balance sheet as of December 31, 2020 consists of Term Loan 1 and Term Loan 2 borrowings of $23,057,650, of which $1,282,504 is classified as current.  There were no amounts outstanding related to the revolving line of credit as of December 31, 2020 and 2019.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ending December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, with testing to commence as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of December 31, 2020.

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

As of December 31, 2020, we had approximately $44 million in unrestricted cash and $38 million short-term treasury securities. We also expect to continue to sell additional shares of our Class A common stock in the “at the market” offering if we deem the pricing attractive relative to our potential uses of capital. We currently expect that our current cash will be sufficient to fund existing operations for at least the next 12 months. Depending on the amount of significant acquisitions and investments we make, we may need to raise additional financing to make additional acquisitions and/or investments and expect to file a new shelf registration statement.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC also maintains a website that contains these reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is https://www.sec.gov.

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

Risks Related to the Company and Our Business

We have incurred losses from operations since inception and we anticipate that we will continue to incur losses for the foreseeable future.

We have incurred losses from operations in each year since our formation in 2009. Our net loss from operations for the fiscal years ended December 31, 2020 and 2019 was $4.0 million and $12.4 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. In the three fiscal years ending December 31, 2020, we spent over $190 million on acquisitions which will generate significant depreciation and amortization charges. For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

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

Our investment in Yellowstone could be lost if we are unable to consummate a business acquisition by January 25, 2022 or if any business combination proves unsuccessful.

In 2020, we acted as the sponsor for the initial public offering of Yellowstone, a SPAC. We purchased Yellowstone Class B common stock and private placement warrants at a cost of approximately $7.8 million. Under the terms of the Yellowstone IPO, we are required to consummate a business combination by January 25, 2022. If we are unsuccessful in consummating a business combination by that date, we would likely lose our entire investment. If we do consummate a business combination by January 25, 2022, our Class B common stock remains subject to a lockup of at least 150 days following the completion of the business combination and there can be no assurance that any completed business combination will be successful.

Some members of our senior management team have limited experience in the day-to-day operations of the industries in which our businesses operate.

Some members of our senior management team have been involved in the day-to-day operation of companies in the outdoor billboard and insurance industries for only five to six years and in the fiber to the home business for only one year. In addition, we may have limited or no operational experience in other industries and markets which we may choose to enter. Our management team relies on the knowledge and talent of the employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us.  An inability to efficiently operate our businesses would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We annually test goodwill for impairment, and did so as of October 1, 2020. Based on our review at October 1, 2020, no impairment charge was required. We continue to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For example, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350, Goodwill and Other Intangible Assets and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s financial condition and results of operations.

We may raise additional equity capital through additional public or private placements, any of which could substantially dilute your investment.

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

We may also raise additional capital pursuant to future  shelf registration statements or additional public or private placements based on our capital needs. If we sell shares or other equity securities in one or more other transactions, or issue stock or stock options pursuant to any future employee equity incentive plan, investors may be materially diluted by such subsequent issuances.

Our investments in publicly traded securities involve a substantial degree of risk.

 In addition to our investments in privately-held companies, we may purchase publicly traded common stock and other equity securities, including warrants and corporate bonds. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also generally experienced significantly more volatility in those returns. The publicly traded securities we acquire may fail to appreciate and may decline in value or become worthless. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities and corporate bonds involve special risks, such as the risk of deferred distributions, credit risk, illiquidity, changes in value based upon interest rates changes and other macroeconomic factors and limited voting rights. At December 31, 2020, we held approximately $64 million in investments in publicly traded securities. On January 25, 2021, DFH completed its initial public offering and our $10 million investment in DFH common units was converted into 4,681,099 shares of Class A common stock of DFH and one of our subsidiaries purchased an additional 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering. The shares acquired from our 2017 investment in DFH are subject to a lockup which expires on July 19, 2021 and, due to our ownership of more than 10% of the Class A common stock of DFH, we are subject to volume trading limitations imposed by Rule 144 under the Securities Act, which can limit the number of shares of DFH Class A common stock we can sell in any 90-day period, which limitation will remain in place until such time as we are no longer deemed to own 10% or more of the Class A common stock of DFH.  At March 26, 2021, our total investment in DFH, based on its closing price on such date, was valued at over $111 million. Any decrease in the value of DFH common stock before we can liquidate our holdings in DFH could materially adversely impact our operating results and our stockholders’ equity.

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940.

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets consists of investments in companies in which we own less than a majority interest. The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, adverse developments with respect to our ownership of certain of our subsidiaries, and transactions involving the sale of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investment assets under the Investment Company Act.  These steps have included, among others, selling marketable securities that we might otherwise hold for the long-term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe-harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were an unregistered investment company.

The existing and future indebtedness incurred by our billboard business may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Failure to comply with the terms of this indebtedness could result in a default by our billboard business that could have material adverse consequences for us.

Link, which operates our billboard businesses, entered into a credit agreement in August 2019 with a commercial bank which provides Link and its subsidiaries the opportunity to borrow up to $40 million in principal through a combination of long-term debt and a line of credit. Link's current borrowings under the bank credit facility as of December 31, 2020 totaled $23,057,650, all of which represents a term loan. In addition, Link may incur additional indebtedness in the future. Accordingly, Link is subject to the risks associated with significant indebtedness, including:

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

If we are unable to refinance our indebtedness on acceptable terms, or at all, we may need to dispose of one or more of our properties or other assets under disadvantageous terms. In addition, prevailing interest rates or other factors at the time of refinancing could increase our interest expense, and if we grant a security interest in any of our properties, or the properties of our subsidiaries to secure payment of indebtedness and are unable to make loan payments, the lender could foreclose upon such property.

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

Advances under Link's $5 million revolving line of credit bear interest at a variable rate. Although we have not currently borrowed any sums under this line of credit, and this line of credit is currently set to expire in August 2021, we may incur indebtedness under this line of credit in the future. Also, we may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipate based upon historical trends would adversely affect our cash flows and we may not be able to hedge such exposure effectively, if at all.

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

Insurance Operations. Our insurance business operates in an environment that is highly competitive and very fragmented. We will likely compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our surety business. Further, new competitors may regularly enter the market. In 2019 and 2020, we derived a substantial portion of our surety insurance revenues from the sale of apartment and commercial lease rental guarantee bonds. We have generally stopped issuing these bonds due to the current rental environment and other companies may seek to enter that market.  In addition to UCS, we also operate several surety insurance brokerage firms, and the surety insurance brokerage industry has relatively low barriers to entry. We may experience significant competition and our competitors may have greater financial, marketing and human resources than us.

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

Any additional industries or markets that we may enter through future acquisitions will also likely be occupied by established competitors. Many of our current competitors have substantially greater financial, marketing, product development and human resources than we do. Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.

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

Our results of operations are sensitive to changes in overall economic conditions that impact consumer and commercial spending, including discretionary spending and the financial impact to consumers and businesses from the COVID-19 pandemic. Future economic conditions such as employment levels, business conditions, interest rates and tax rates could reduce our revenues. A general reduction in the level of business activity could adversely affect our financial condition and/or results of operations. For example, in particular, adverse economic conditions, either regionally or nationally, may result in reduced advertising expenditures that could adversely affect our billboard segment of operations. Adverse economic conditions may result in fewer surety transactions and adversely affect our insurance segment of operations. Adverse economic conditions may also affect our investments in homebuilding, auto lending, and commercial real estate management and services.

The current outbreak of the novel coronavirus, or COVID-19, has impacted and may materially adversely impact and cause disruption to, and any future outbreak of any other highly infectious or contagious diseases may materially adversely impact and cause disruption to, our business, financial performance and condition, operating results and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures, including states of emergency, mandatory quarantines, required business and school closures, implementing "shelter in place" orders and restricting travel. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

COVID-19 disrupted certain portions of our business in 2020 and may have had a material adverse effect on certain of our investments in other businesses, and may continue to materially adversely impact and cause disruption to our business, financial performance and condition, operating results and cash flows. Factors that would negatively impact our ability to successfully operate during COVID-19 or another pandemic include:

●	Revenues from our three business lines may be materially impacted due to lessened demand for billboards, surety insurance and internet delivery to homes and businesses;

●

We have suspended issuance of certain surety bonds, particularly bonds guaranteeing rental payments by both consumers and private businesses, which is expected to significantly reduce our revenues at UCS in the near term as revenues from our rental guarantee bond program accounted for $5,536,165 of UCS revenues in fiscal 2020. We anticipate that claims by landlords due to defaults by tenants will materially increase and we have increased our loss reserves in our UCS business from $1,203,493 at December 31, 2019 to $2,492,334 at December 31, 2020;

●

The market value of our investments in publicly held securities of approximately $64 million at December 31, 2020 and the value of our equity stake in DFH, which consummated its initial public offering in January 2021, could drop significantly;

●

Revenues and operating income of our minority ownership investments in commercial real estate services, homebuilding and consumer auto loan businesses may drop due to the impact of the pandemic on these businesses, resulting in a decrease in the value of our investments in these companies;

●

Certain accounts receivable in our business may be more difficult to collect during the pandemic and following the commencement of business operations when our customers are allowed to reopen if businesses and consumers are unable to pay sums due to us;

●

The continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel may be impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and may not be available or allowed to conduct work;

●	Our ability to ensure business continuity may be adversely affected in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption; and

●

We may experience difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, delay or prevent future acquisitions or adversely affect our ability to address maturing liabilities.

The outbreak of COVID-19 may have materially negatively impacted, and may continue to materially negatively impact our business, financial performance and condition, operating results and cash flows. However, the significance, extent and duration of such impact remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States and other regions in which we operate, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

Climate change, severe weather, natural disasters, and other external events could significantly impact our business.

Severe weather events cannot be predicted and may be exacerbated by global climate change, natural disasters, including hurricanes, flooding and earthquakes, acts of terrorism and other adverse external events. There is continuing uncertainty over what impact these events could have on our surety insurance bond business if claims are made against these bonds due to our customers inability to meet their contractual obligations due to delays caused by any serious health or other natural disaster. Significant storm damage may impact our transmission capabilities for our broadband services and significant damage could result in a loss of service for an extended period of time. Severe weather and natural disasters could affect travel and transportation which could impact the manner of advertising consumption, and severe weather and natural disasters could impact the structural integrity of our billboards. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations. The insurance we maintain against disasters may not be adequate to cover our losses in any particular case, which could require us to expend significant resources to replace any destroyed assets and materially and adversely affect our financial condition, results of operations and business prospects.

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

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities that collectively own 42.1% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. As of December 31, 2020, we had minority investments totaling $655,784 in Logic, $53,494 in 24th Street Holding Co., $2,978,429 in 24th Street Fund I, $3,000,000 in 24th Street Fund II, and $4,401,801 in Yellowstone, a SPAC sponsored by our subsidiary BOC Yellowstone. Brendan J. Keating, who is one of our directors, is the Manager of both Logic and 24th Street Holding Co. Alex B. Rozek and Adam K. Peterson, both of whom are our directors, are also directors of Yellowstone.

Disruptions to our information technology systems could disrupt our business operations which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

The operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage, among other things, our business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements and other processes and data necessary to manage our business. Disruptions to our information technology systems, including any disruptions to our current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems disruptions, system conversions, security breaches, cyberattacks, phishing attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in our ability to service our customers. These risks have been and may continue to be exacerbated as a result of remote working in response to the COVID-19 pandemic. Any such damage or interruption could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

In addition, as part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers, consumers and employees, and the success of our operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. We may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on our part or our vendors to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those if our vendors) and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in our incurring potentially substantial costs. Such events could also result in the deterioration of confidence in us by employees, consumers and customers and cause other competitive disadvantages. In addition, a security or data privacy breach could require us to expend significant additional resources to enhance our information security systems and could result in a disruption to our operations. Furthermore, third parties, such as our suppliers and retail consumers, may also rely on information technology and be subject to such cybersecurity breaches. These breaches may negatively impact their businesses, which could in turn disrupt our supply chain and/or our business operations. Due to the potential significant costs, business disruption and reputational damage that typically accompany a cyberattack or cybersecurity breach, any such event could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

Our information technology systems, or those of our third-party service providers, may be accessed by unauthorized users such as cyber criminals as a result of a disruption, cyberattack or other security breach. Cyberattacks and other cybersecurity incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives. Such cyberattacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware through phishing emails. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our, employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data and personal information.  We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems.

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

We use reinsurance to help manage our exposure to insurance risks. Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. In addition, reinsurance programs are generally subject to renewal on an annual basis. We may not be able to obtain reinsurance in acceptable amounts and/or on acceptable terms from entities with satisfactory creditworthiness. If we are unable to obtain new reinsurance facilities or to renew expiring facilities, our net exposures would increase. In such event, if we are unwilling to bear an increase in our net exposure, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

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

As we grow our insurance operations, we will continue to establish loss and loss adjustment expense reserves. These reserves will not represent an exact calculation of liability, but instead will represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. In particular, prior to 2017, UCS was writing business primarily in Massachusetts and has only been writing business outside of Massachusetts for a limited period of time. We do not currently have a long history of national underwriting experience and, as a result, rely on generally available industry data in establishing loss and loss adjustment expense reserves, and our estimates may be materially different from actual losses and adjustments incurred.

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

The impact of many of these items on ultimate costs for claims and claim adjustment expenses will be difficult to estimate. We also expect that claims and claim adjustment expense reserve estimation difficulties will also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). In addition, as a result of the COVID-19 pandemic, we suspended issuing surety bonds insuring landlords against rent payment defaults and established additional loss reserves to cover anticipated claims.  The COVID-19 pandemic and other unforeseen events could result in insurance claims exceeding our loss and loss adjustment expense reserves.

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

Adverse economic factors, including recession, inflation, the COVID-19 pandemic, periods of high unemployment or lower economic activity could result in the sale of fewer surety policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect the growth and profitability of our surety insurance business.

Factors, such as business revenue, economic conditions, the COVID-19 pandemic and other natural disasters, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage.  A decline in our financial strength rating may adversely affect the amount of business we write.

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

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting, and Section 404(b) requires our independent registered accounting firm to attest to and report on our management’s assessment of our internal controls. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. In order to comply with these requirements, we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) implement an internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price. As a result of recent changes in federal securities laws, we are currently not required to have our independent auditor report on and attest to our management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)).

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

The price of our Class A common stock has been, and is likely to continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our Class A common stock.

Our Class A common stock price has been, and is likely to continue to be, volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your Class A common stock at or above your original purchase price. The market price for our Class A common stock may be influenced by many factors, many of which are out of our control, including those discussed in this “Risk Factors” section and elsewhere in this Annual Report and the following:

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

●

introductions or announcements of new products and services offered by us or significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors and the timing of such introductions or announcements;

●	our ability to effectively manage our growth;

●	our quarterly or annual earnings or those of other companies in the industries in which we participate;

●	actual or anticipated changes in estimates to or projections of financial results, development timelines or recommendations by securities analysts;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	the public’s potential adverse reaction to our intention not to publish any guidance with respect to future earnings;

●	the public’s reaction to our press releases, other public announcements or our competitors’ businesses;

●	market conditions in the billboard, insurance, broadband, real estate and other sectors in which we may operate as well as general economic conditions;

●	our ability or inability to raise additional capital through the issuance of equity or debt or other arrangements and the terms on which we raise it;

●	trading volume of our Class A common stock;

●

the resale of Class A Common Stock held by our affiliates, including any exercise of registration rights by MBOC I, MBOC II and their limited partners of the 6,437,768 shares of our Class A common stock they currently own;

●	changes in accounting standards, policies, guidance or principles;

●	significant lawsuits, including stockholder litigation;

●

general economic, industry and market conditions, including those resulting from natural disasters, severe weather events, terrorist attacks, epidemics and pandemics (such as the COVID-19 pandemic) and responses to such events; and

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

We are currently a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in certain registration statements filed with the SEC and no requirement, as long as our revenues are below $100 million and the value of our Class A common stock as measured on certain dates, is less than $700 million, to have our independent auditor report on and attest to our management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)). Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price.  As of March 26, 2021, we have 26,175,555 shares of Class A common stock outstanding of which 10,638,750 shares are held by funds managed by Magnolia and Boulderado.

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

Sales of our Class A common Stock under Rule 144 could reduce the price of our Class A common stock and certain of our stockholders have the right to require the registration of up to 6,437,768 shares of our Class A common stock.

As of March 26, 2021, 11,334,431 shares of our Class A common stock are “restricted securities” or "controlled securities" within the meaning of Rule 144 under the Securities Act. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. A sale under Rule 144 or under any exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our Class A common stock. Magnolia BOC I and Magnolia BOC II are parties to a registration rights agreement with the Company pursuant to which the Company is obligated to register up to 6,437,768 shares of Class A common stock held  by Magnolia BOC I and Magnolia BOC II upon the demand of these entities or their limited partners and also grants them the right to participate in future registrations of securities by us, subject to certain conditions. These registration rights continue until the earlier of March 31, 2033 or the date when an investor may resell the shares of our Class A common stock under Rule 144 as of the date when all registrable securities held by and issued to such investor may be sold under Rule 144 under the Securities Act during any 90 day period, provided such investor owns less than 1% of our outstanding Class A common stock.

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

Currently, MCF and BP collectively own all of our Class B common stock and entities managed by Magnolia and Boulderado own a majority of our Class A common stock.  As a result, Mr. Peterson and entities managed by Magnolia together control 42.4% of the aggregate voting power, and Mr. Rozek and entities managed by Boulderado together control 17.5% of the aggregate voting power. Moreover, it is possible that entities managed by Boulderado and Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia and Boulderado will likely continue to control virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

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

We do not intend to pay dividends for the foreseeable future, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our Board of Directors may, in its discretion, modify or repeal our dividend policy or discontinue entirely the payment of dividends. The declaration and payment of dividends depends on various factors, including: our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UCS insurance operations and Link’s credit agreement prohibits it from issuing dividends to us if as a result of any such dividend Link would be in violation of the financial covenants set forth in the credit agreement.

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

As of March 26, 2021, we had 12,663,329 shares of Class A common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, subject to applicable laws and NASDAQ rules, whether in connection with acquisitions, financings or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

In the future, we may issue our securities, including shares of our common stock, in connection with financings, investments or acquisitions. We regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions, and none are currently probable, but any pending transaction could be entered into shortly after the filing of this Annual Report on Form 10-K. The amount of shares of our Class A common stock issued in connection with a financing, investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with financings, investments or acquisitions may result in additional dilution to you.

Our authorized preferred stock exposes holders of our common stock to certain risks.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price and antidilution protection, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Class A common stock could be depressed to some extent by the existence of the preferred stock. As of March 26, 2021, no shares of preferred stock have been issued.

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

As of December 31, 2020, we had NOLs of approximately $25.0 million. We continue to assess the impact of the 2018 private placement, our “at the market” offerings, our 2020 public offering and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and, if so, the limitations on our ability to utilize NOLs. Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may be also at risk of limitation in the event of a future ownership change.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters is located in Omaha, Nebraska.  As of December 31, 2020, we maintained offices in various locations in the United States with leases expiring between 2021 and 2033. In connection with the acquisition of various billboard sites, we own a small percentage of these sites and in most instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained. We also own several parcels in Arizona used by our broadband business for storage of equipment.

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

As of March 26, 2021, the closing price per share of our common stock was $35.42, as reported by NASDAQ.

Holders of Our Common Stock

As of March 26, 2021, there were approximately 79 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.  As of March 26, 2021, there were 26,175,555 shares of Class A common stock outstanding. As of March 26, 2021, we also had 1,055,560 shares of Class B common stock held entirely by MCF and BP, as well as warrants held by MCF to purchase up to an additional 52,778 shares of our Class B common stock, warrants held by BP to purchase up to 51,994 shares of our Class B common stock, and warrants held by an unaffiliated investor to purchase up to 784 shares of our Class A common stock, each at exercise prices ranging from $8.00 to $10.00 per share.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and as set forth under Summary Risk Factors and “Item 1A. Risk Factors.” Please also refer to the section under the heading “Cautionary Note Concerning Forward-Looking Statements.”

Overview

We are currently engaged in outdoor billboard advertising, surety insurance and related brokerage businesses, and broadband services businesses. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, a homebuilding company with operations located primarily in the Southeast United States, and serve as sponsor of Yellowstone Acquisition Company ("Yellowstone"), a publicly-traded special purpose acquisition company ("SPAC").

Billboards. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin.  During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards.  In addition, we have made additional billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest.  As of March 26, 2021, we operate approximately 3,200 billboards with approximately 6,000 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

Surety Insurance. In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of UCS, a surety insurance company, which at that time was licensed to issue surety bonds in only nine states.  UCS now has licenses to operate in all 50 states and the District of Columbia.  In addition, over the last four years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States.

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire and provide these services to over 7,000 customers located in Arizona. On December 29, 2020, we acquired substantially all of the business assets of UBB and provide broadband services to over 10,000 subscribers throughout Utah. We hope to continue to expand in Arizona, Utah and other locales.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Co., both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of  24th Street Holding Co. and will focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units with a mandatory preferred return of 14%. These preferred units were subsequently redeemed by DFH in 2020. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and implemented an internal reorganization (the “Merger”) pursuant to which Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the Merger, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. The DFH shares purchased in 2017 are restricted securities and are subject to a lock-up for a period through July 19, 2021 and subject to trading limitations under Rule 144 as we are currently deemed an affiliate of DFH as we own more than 10% of its Class A common stock. Prior to its initial public offering, we loaned DFH $20,000,000 to assist it in financing an acquisition which was consummated prior to its initial public offering. This loan was repaid in full with interest in early 2021.

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share.  BOC Yellowstone as the sponsor of Yellowstone and under the terms of the public offering, owns approximately 20% of the issued and outstanding common stock. The purpose of the offering is to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance and broadband services businesses. Yellowstone allows us to pursue a minority interest in larger companies in other industries without diluting the equity interests of our Boston Omaha shareholders. Yellowstone is currently focusing on acquisition candidates in the homebuilding, home materials, financial services and commercial real estate management industries but is also able to pursue acquisition opportunities in other industries.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia.  In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to expand our broadband services in Arizona, Utah and in the future in other locations. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and DFH provides the opportunity for each company to significantly grow its business.  We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our Fiber to the Home, which we refer to as "FTTH", services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following is a comparison of our results of operations for the year ended December 31, 2020, which we refer to as “fiscal 2020,” compared to the year ended December 31, 2019 which we refer to as “fiscal 2019.” Our results for fiscal 2020 include the operating results of our broadband services business which began during the first quarter of fiscal 2020. Therefore, comparisons of our results for fiscal 2020 to fiscal 2019 may not be meaningful.

Revenues.  For fiscal 2020 and fiscal 2019, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2020		2019		2020 vs 2019
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$28,260,964	61.8%	$28,429,167	68.7%	$(168,203)
Broadband services	3,836,537	8.4%	-	-	3,836,537
Premiums earned	11,723,886	25.6%	10,944,313	26.4%	779,573
Insurance commissions	1,494,379	3.3%	1,567,331	3.8%	(72,952)
Investment and other income	427,697	0.9%	448,327	1.1%	(20,630)
Total Revenues	$45,743,463	100.0%	$41,389,138	100.0%	$4,354,325

We realized total revenues of $45,743,463 during fiscal 2020, an increase of 10.5% over revenues of $41,389,138 during fiscal 2019. The increase in total revenues was largely driven by our acquisition of FibAire in March 2020 as well as premiums earned at UCS, reflecting our ability to issue surety bonds in all 50 states and the District of Columbia and prior year growth within our rental guarantee bond program.  However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which could significantly reduce future revenues at UCS.  We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals decreased 0.6% in fiscal 2020, when compared to fiscal 2019, reflecting a reduction in rental and occupancy rates across a number of our markets due to COVID-19.  The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019, which accounted for approximately 4% of our billboard revenues in fiscal 2020.

●	Revenue from broadband services was $3,836,537 in fiscal 2020, mainly reflecting the FibAire acquisition completed in March 2020.

●

Premiums earned from our UCS insurance subsidiary increased 7.1% in fiscal 2020, when compared to fiscal 2019. The increase in premiums earned was primarily due to an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia and prior year growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which is expected to reduce future revenues at UCS. Revenues from our rental guarantee bond program accounted for $5,536,165 of UCS revenues in fiscal 2020. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased 4.7% in fiscal 2020, when compared to fiscal 2019. The decrease in commission revenue is primarily due to our agents placing more surety bond business through UCS but also due to a reduction in demand as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●	Investment and other income at UCS decreased 4.6% in fiscal 2020 from $448,327 in fiscal 2019 due to the decline in interest rates over the past year.

Expenses.  For fiscal 2020 and fiscal 2019, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2020		2019		2020 vs 2019
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$11,272,349	24.7%	$11,321,149	27.4%	$(48,800)
Cost of broadband revenues	546,106	1.2%	-	-	546,106
Cost of insurance revenues	6,690,203	14.6%	6,290,218	15.2%	399,985
Employee costs	13,041,388	28.5%	11,945,895	28.9%	1,095,493
Professional fees	3,530,278	7.7%	3,664,370	8.9%	(134,092)
General and administrative	6,283,582	13.8%	6,346,698	15.3%	(63,116)
Amortization	3,987,003	8.7%	10,471,973	25.3%	(6,484,970)
Depreciation	3,704,700	8.1%	3,102,168	7.5%	602,532
Loss on disposition of assets	199,555	0.4%	223,890	0.5%	(24,335)
Bad debt expense	373,649	0.8%	299,881	0.7%	73,768
Accretion	140,704	0.3%	134,992	0.3%	5,712
Total Costs and Expenses	$49,769,517	108.8%	$53,801,234	130.0%	$(4,031,717)

During fiscal 2020, we had total costs and expenses of $49,769,517, as compared to total costs and expenses of $53,801,234 in fiscal 2019. Total costs and expenses as a percentage of revenues decreased to 108.8% in fiscal 2020 from 130.0% in fiscal 2019. This improvement reflects our increase in total revenues, a reduction in amortization expense due to extending the amortization period from three years to ten years for customer relationships within our billboard segment during the fourth quarter of fiscal 2019 and our continued focus on reducing general and administrative expenses as well as professional fees. In fiscal 2020, cost of billboard revenues, cost of insurance revenues, employee costs, professional fees, general and administrative expenses and amortization expense decreased as a percentage of total revenues when compared to fiscal 2019. Loss on disposition of assets, bad debt expense and accretion, primarily associated with our billboard business, remained relatively constant as a percentage of revenues.

●

During fiscal 2020, cost of billboard revenues decreased $48,800, or 0.4%, when compared to fiscal 2019. The decrease was mainly related to lower ground rent expense and commissions paid and was partially offset by costs associated with the acquisition of billboards from Image in the third quarter of fiscal 2019.

●

During fiscal 2020, cost of insurance revenues increased by $399,985, or 6.4%, when compared to fiscal 2019. The increase was mainly driven by increased loss reserves at UCS related to its rental guarantee bond program due to the uncertainty caused by COVID-19 which has led to higher losses and loss adjustment expense.

●

Employee costs in fiscal 2020 increased $1,095,493 from fiscal 2019. The increase was mainly driven by the addition of our broadband services business in March 2020 and was partially offset by lower employee costs within our billboard and insurance businesses.

●

Professional fees in fiscal 2020 were $3,530,278, or 7.7% of total revenues, as compared to $3,664,370, or 8.9% of total revenues, in fiscal 2019. Professional fees mainly include costs associated with third-party accounting, audit, legal, and acquisition related expenses.

●

General and administrative expenses in fiscal 2020 decreased $63,116 from fiscal 2019. The decrease was mainly driven by lower general and administrative expenses within our billboard and insurance businesses and was partially offset by the addition of our broadband services business in March 2020.

●

Non-cash expenses in fiscal 2020 included $3,987,003 in amortization expense, $3,704,700 in depreciation expense, and $140,704 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. Amortization expense decreased by 61.9% from fiscal 2019 to fiscal 2020 as we extended the amortization period from three years to ten years to better reflect the estimated economic lives of our customer relationships within our billboard segment.

Net Loss from Operations.  Net loss from operations in fiscal 2020 was $4,026,054, or 8.8% of total revenues, as compared to a net loss from operations of $12,412,096, or 30.0% of total revenues, in fiscal 2019. The decrease in net loss from operations in dollars was primarily due to increased revenue within our insurance operations, the addition of our broadband services operations, as well as a decrease in amortization expense after extending the amortization period from three years to ten years for customer relationships within our billboard segment. Our net loss from operations included $7,832,407 from non-cash amortization, depreciation and accretion expenses in fiscal 2020, as compared to $13,709,133 in fiscal 2019.

Other Income (Expense). In fiscal 2020, we had net other income of $4,522,518. Net other income included $5,701,909 in realized gains from the sale of large publicly traded equity securities mainly held at Boston Omaha, $5,187,159 in equity in income of unconsolidated affiliates, interest income of $1,661,680 primarily derived from our DFH preferred units, interest on our short term loan to DFH, as well as from our investments in short-term treasury securities, and $1,074,539 in dividend income from public equity securities held by Boston Omaha. These items were partially offset by $8,260,941 from unrealized losses mainly on large publicly traded equity securities held by Boston Omaha as well as UCS and interest expense of $841,828 mainly incurred under Link's term loan which commenced in August 2019. During fiscal 2019, we had net other income of $10,930,831, which included $6,273,337 in unrealized gains on securities, $3,198,527 of interest income, $710,169 in dividend income, $572,181 in realized gains on disposition of investments, $479,366 in equity in income of unconsolidated affiliates, and $302,749 in interest expense.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. As stated above, we experienced unrealized losses of $8,260,941 in the value of our securities during fiscal 2020. This contrasts with unrealized gains in the value of our securities of $6,273,337 during fiscal 2019. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income (Loss) Attributable to Common Stockholders.  We had net income attributable to common stockholders in the amount of $455,783 in fiscal 2020, or income per share of $0.02, based on 25,738,225 weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $1,486,923 in fiscal 2019, or a loss per share of $0.07, based on 22,778,405 weighted average shares outstanding.

The following tables report results for the three segments in which we operate, billboards, insurance and broadband, for fiscal 2020 and fiscal 2019:

Results of Billboard Operations

	For the Years Ended December 31,
	2020		2019
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$28,260,964	100.0%	$28,429,167	100.0%
Cost of Revenues
Ground rents	6,119,523	21.7%	6,238,827	22.0%
Utilities	1,220,543	4.3%	1,166,644	4.1%
Commissions paid	2,715,850	9.6%	2,708,485	9.5%
Other costs of revenues	1,216,433	4.3%	1,207,193	4.2%
Total cost of revenues	11,272,349	39.9%	11,321,149	39.8%
Gross margin	16,988,615	60.1%	17,108,018	60.2%
Other Operating Expenses
Employee costs	5,775,915	20.4%	6,027,205	21.2%
Professional fees	648,889	2.3%	700,626	2.5%
General and administrative	2,675,330	9.5%	3,094,573	10.9%
Amortization	3,291,245	11.7%	9,313,916	32.8%
Depreciation	3,344,960	11.8%	3,080,775	10.8%
Accretion	138,982	0.5%	134,992	0.5%
Loss on disposition of assets	133,914	0.5%	223,890	0.8%
Bad debt expense	371,838	1.3%	297,146	1.0%
Total expenses	16,381,073	58.0%	22,873,123	80.5%
Segment Income (Loss) from Operations	607,542	2.1%	(5,765,105)	(20.3%)
Interest expense, net	(833,980)	(2.9%)	(251,657)	(0.9%)
Net Loss Attributable to Common Stockholders	$(226,438)	(0.8%)	$(6,016,762)	(21.2%)

Comparison of Fiscal 2020 to Fiscal 2019. In fiscal 2020, net billboard revenues decreased by 0.6% from fiscal 2019, reflecting a reduction in rental and occupancy rates across a number of our markets due to COVID-19. The decline due to COVID-19 was partially offset by the acquisition of billboards from Image in the third quarter of fiscal 2019, which accounted for approximately 4% of our billboard revenues in fiscal 2020. Segment income from billboard operations improved mainly due to the reduction in amortization expense. In the fourth quarter of fiscal 2019, we updated our analysis of economic lives of customer relationships and extended the amortization period from 3 years to 10 years to better reflect the estimated economic lives of our billboard customers. The key factors affecting our billboard operations results during fiscal 2020 were as follows:

●	Ground rent expense as a percentage of total segment operating revenues decreased from 22.0% in fiscal 2019 to 21.7% in fiscal 2020.

●	Commissions paid as a percentage of total segment operating revenues increased from 9.5% in fiscal 2019 to 9.6% in fiscal 2020.

●	Employee costs in fiscal 2020 decreased 4.2% when compared to the fiscal 2019.

●

Amortization expense in fiscal 2020 decreased by $6,022,671 from fiscal 2019. The decrease is primarily due to extending the amortization period from three years to ten years for customer relationships.

●

General and administrative expenses in fiscal 2020 decreased 13.5% when compared to fiscal 2019. The decrease was primarily driven by a reduction in travel related expenses as well as other cost savings initiatives due to COVID-19.

●

Net interest expense of $833,980 in fiscal 2020 compared to net interest expense of $251,657 in fiscal 2019. The increase in interest expense was related to Link's $18 million and $5.5 million term loans, which commenced in August 2019 and August 2020, respectively.

Results of Insurance Operations

	For the Years Ended December 31,
	2020		2019
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$11,723,886	85.9%	$10,944,313	84.4%
Insurance commissions	1,494,379	11.0%	1,567,331	12.1%
Investment and other income	427,697	3.1%	448,327	3.5%
Total operating revenues	13,645,962	100.0%	12,959,971	100.0%
Cost of Revenues
Commissions paid	3,468,747	25.4%	4,114,251	31.7%
Premium taxes, fees, and assessments	305,069	2.2%	386,617	3.0%
Losses and loss adjustment expense	2,916,387	21.4%	1,789,350	13.8%
Total cost of revenues	6,690,203	49.0%	6,290,218	48.5%
Gross margin	6,955,759	51.0%	6,669,753	51.5%
Other Operating Expenses
Employee costs	4,322,677	31.7%	5,094,581	39.3%
Professional fees	459,096	3.3%	250,992	1.9%
General and administrative	1,885,057	13.8%	2,358,416	18.2%
Amortization	461,383	3.4%	1,158,057	9.0%
Depreciation	23,112	0.2%	21,393	0.2%
Bad debt expense	1,811	0.0%	2,735	0.0%
Total expenses	7,153,136	52.4%	8,886,174	68.6%
Segment Loss from Operations	(197,377)	(1.4%)	(2,216,421)	(17.1%)
Interest income (expense)	(359)	(0.0%)	151	0.0%
Unrealized gain (loss) on securities	(90,886)	(0.7%)	1,193,042	9.2%
Gain on sale of investments	269,701	2.00%	557,279	4.3%
Noncontrolling interest in subsidiary income	-	-	(5,658)	(0.0%)
Net Loss Attributable to Common Stockholders	$(18,921)	(0.1%)	$(471,607)	(3.6%)

Comparison of Fiscal 2020 to Fiscal 2019. In fiscal 2020, total operating revenues increased by 5.3% when compared to fiscal 2019, primarily due to a 7.1% increase in premiums earned at UCS. Segment loss from insurance operations improved mainly due to lower operating expenses when compared to fiscal 2019. The key factors affecting our insurance operations results during fiscal 2020 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 7.1% in fiscal 2020, when compared to fiscal 2019, reflecting an increase in gross written premium now that UCS is licensed in all 50 states and the District of Columbia and prior year growth within our rental guarantee bond program. However, due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which is expected to reduce future revenues at UCS as revenues from this product line accounted for $5,536,165 of UCS revenues in fiscal 2020.

●

Our brokerage operations realized a 4.7% decrease in insurance commissions from other insurance carriers in fiscal 2020,when compared to fiscal 2019. The decrease is mainly due to our agents being able to place more surety bond business through UCS but also due to a reduction in overall demand during fiscal 2020 as some of the markets we serve (contractors, small businesses, residential and commercial lease) were impacted by COVID-19.

●	Commissions paid in fiscal 2020 decreased by $645,504 from fiscal 2019 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure.

●

Our losses and loss adjustment expense as a percentage of insurance revenues increased from 13.8% in fiscal 2019 to 21.4% in fiscal 2020. During fiscal 2020, UCS increased its loss reserves related to its rental guarantee bond program due to the uncertainty caused by COVID-19.

●

Employee costs and general and administrative expenses as a percentage of revenue decreased to 31.7% and 13.8%, respectively, during fiscal 2020. This is compared to 39.3% and 18.2%, respectively, during fiscal 2019.

●

During fiscal 2020, our segment loss from insurance operations of $197,377 was offset by gain on sale of investments of $269,701 from our investments in publicly traded securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Years Ended December 31,
	2020		2019
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Broadband revenues	$3,836,537	100.0%	$-	-
Cost of Revenues
Network operations and data costs	243,980	6.3%	-	-
Programming costs	71,500	1.9%	-	-
Cell site rent and utilities	65,181	1.7%	-	-
Other costs of revenues	165,445	4.3%	-	-
Total cost of revenues	546,106	14.2%	-	-
Gross margin	3,290,431	85.8%	-	-
Other Operating Expenses
Employee costs	1,649,478	43.0%	-	-
Professional fees	113,029	2.9%	-	-
Depreciation	336,628	8.8%	-	-
Amortization	234,375	6.1%	-	-
General and administrative	500,598	13.1%	-	-
Accretion	1,722	0.0%	-	-
Loss on disposition of assets	65,641	1.7%	-	-
Total expenses	2,901,471	75.6%	-	-
Segment Income from Operations	388,960	10.2%	-	-
Interest expense, net	(3,495)	(0.1%)	-	-
Noncontrolling interest in subsidiary income	(40,681)	(1.1%)	-	-
Net Income Attributable to Common Stockholders	$344,784	9.0%	$-	-

Comparison of Fiscal 2020 to Fiscal 2019. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. In December 2020, we acquired substantially all of the business assets of UBB. Therefore, comparisons of our broadband results for fiscal 2020 to fiscal 2019 may not be meaningful.

Cash Flows

Cash Flows for Fiscal 2020 compared to Fiscal 2019. The table below summarizes our cash flows in dollars for fiscal 2020 and fiscal 2019:

	2020	2019
Net cash provided by operating activities	$5,573,281	$9,613,549
Net cash used in investing activities	(38,133,518)	(60,626,598)
Net cash provided by financing activities	60,012,252	49,241,242
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,452,015	$(1,771,807)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $5,573,281 for fiscal 2020 compared to a net cash inflow of $9,613,549 for fiscal 2019. The net cash provided by operating activities for fiscal 2020 was primarily attributable to improved operating results within our billboard and insurance businesses, the addition of our broadband services business, and interest income and dividend income earned at Boston Omaha, which was offset primarily by a decrease in unearned premiums at UCS and an increase in interest expense incurred under Link's term loan which commenced in August 2019.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $38,133,518 for fiscal 2020 as compared with net cash used in investing activities of $60,626,598 for fiscal 2019. The net cash used in investing activities for fiscal 2020 is primarily attributable to our investments in U.S. Treasury trading securities, the purchase of certain billboard assets and easements in Nevada for $1,995,832, commencing our broadband services business with the acquisition of substantially all of the assets of FibAire for a cash purchase price of $12,341,242, the acquisition of substantially all of the assets of UBB for a cash purchase price of $21,282,960, investing $6,000,000 in 24th Street Fund I, LLC and 24th Street Fund II, LLC, the $7,719,779 purchase of non-redeemable private placement warrants from Yellowstone and the $20,000,000 loan to DFH to assist in financing an acquisition. These investments were partially offset by DFH's $12,000,000 redemption of a portion of the preferred units as well as $25,499,884 in net inflows from sales and purchases of publicly traded equity securities mainly held at Boston Omaha.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $60,012,252 during fiscal 2020 as compared to net cash provided by financing activities of $49,241,242 during fiscal 2019. During fiscal 2020, net cash provided by financing activities mainly consisted of $58,880,000 in gross proceeds raised through our public offering of Class A common stock on June 2, 2020, $5,500,000 borrowed under Link's credit facility on August 31, 2020, and gross proceeds of $669,751 raised through our “at the market" offering during April 2020, offset by offering costs of $3,428,355 and the purchase of the remaining thirty percent interest in SCS for $1,406,409.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, broadband services providers whose assets we acquired in March 2020 and December 2020 and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At December 31, 2020, we had approximately $44 million in unrestricted cash and approximately $38 million in U.S. Treasury trading securities. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth. Although we have and continually enter into non-binding letters of intent to acquire businesses on a regular basis, we do not have current agreements, commitments or understandings for any specific material acquisitions which are probable to be consummated at this time.

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

Since March 2018, we utilized our “at the market” offering that is part of our shelf Registration Statement on Form S-3 (File No. 333-222853) that was filed with the Securities and Exchange Commission, which we refer to as the “SEC,” and declared effective in February 2018. This shelf Registration Statement, which authorized us to sell up to $200,000,000 through the sales of securities to the public, expired in February 2021. We sold a total of 2,630,787 shares of Class A common stock and raised gross proceeds of $60,120,165 under this shelf Registration Statement. We expect to file shortly a new shelf registration statement and, as a result, expect to raise additional capital through the sale of our securities, which would dilute the percentage ownership held by current investors.

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link may borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses. As of December 31 ,2020 Link had borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. We may not borrow additional funds under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and on October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. During the first three years of the term loans, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 2.0% and 0.5%. After three years, there is no prepayment penalty. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum. The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021. Long-term debt included within our consolidated balance sheet as of December 31, 2020 consists of Term Loan 1 and Term Loan 2 borrowings of $23,057,650, of which $1,282,504 is classified as current. There were no amounts outstanding related to the revolving line of credit as of December 31, 2020.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of December 31, 2020.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are incorporated by reference in this report and are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on October 29, 2019, and a Second Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on June 30, 2020.

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

On May 28, 2020, we entered into an underwriting agreement, which we refer to as the “underwriting agreement,” with Wells Fargo Securities, LLC and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.” Adam Peterson and Alex Rozek, our Co-Chairmen, together with another member of our board of directors and another employee, purchased, directly or through their affiliates, an aggregate of 39,375 shares of Class A common stock in the offering at the public offering price.  On June 2, 2020, we announced the completion of the public offering for a total of 3,680,000 shares, including both the firm shares and all of the option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58,880,000. We raised this capital to fund the planned expansion of our fiber-to-the-home broadband business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020.

On October 2, 2020, we provided a term loan of $20,000,000 to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on this term loan is approximately 14% and matures on May 1, 2021. This loan was repaid with interest in early 2021.

Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and private placement warrants to purchase 7,719,779 shares of Class A common stock of Yellowstone. BOC Yellowstone is the sponsor of Yellowstone and under the terms of Yellowstone’s initial public offering completed in October 2020, which we refer to as the “Yellowstone IPO”, owns approximately 20% of Yellowstone’s issued and outstanding common stock.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. We have also taken steps to suspend the future issuance of certain rental surety bonds issued by UCS and have taken other steps to reduce certain costs of our operations. At December 31, 2020, we had approximately $44 million in unrestricted cash, $38 million in U.S. treasury securities and $64 million in marketable equity securities.

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

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act. Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets consists of investments in companies in which we own less than a majority interest. The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, adverse developments with respect to our ownership of certain of our subsidiaries, and transactions involving the sale of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investments assets under the Investment Company Act.  These steps have included, among others, selling marketable securities that we might otherwise hold for the long-term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe-harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were an unregistered investment company.

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

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two years and 50 years as follows:

Years

Customer relationships	3 to 10
Permits, licenses, and lease acquisition costs	10 to 50
Noncompetition and nonsolicitation agreements	2 to 5
Technology, trade names, and trademarks	2 to 20
Site location	15

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

We have acquired goodwill related to our various business acquisitions. Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill, by reporting unit, is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. For our annual review, we employ a third party valuation expert. Factors considered in the annual evaluation include deterioration in economic conditions (both macro and geographic), limitations on accessing capital, and market value of our company. Industry and market conditions such as changes in competition, the general state of the industry, regulatory and political developments, and changes in market multiples are additional components of the valuation. Changes in key personnel, strategy, and customer retention are also reviewed. If industry and economic conditions deteriorate, we may be required to assess goodwill impairment before the next annual test, which could result in impairment charges. The discounted cash flow approach that we use for valuing goodwill as part of the impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate.  Key assumptions utilized in estimating the future cash flows expected to be generated by each reporting unit primarily relate to forecasted revenues and premiums earned.

During the fourth quarter of 2019, we updated our analysis of economic lives of customer relationships. As of October 1, 2019, we extended the amortization period to ten years to better reflect the estimated economic lives of our billboard customers. This change in accounting estimate decreased amortization expense and decreased the net loss by $2,124,125, or $0.09 per basic and diluted share, in the fourth quarter of 2019.

Acquisitions

For transactions that meet the definition of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For transactions that meet the definition of a business combination, the determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements. For transactions that meet the definition of asset purchases, we allocate the purchase price to the assets acquired and the liabilities assumed at their estimated relative fair values as of the date of the acquisition.

The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset, adjusted for an estimated reduction in fair value due to age of the asset, and the economic useful life. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate, the timing and amount of future cash flows, the applicable income tax rates, and an appropriate customer attrition rate.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2020, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Recently Issued Accounting Pronouncements

 From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or other standard setting bodies, which are adopted by us as of the specified effective date. Unless otherwise discussed, the Company’s management believes the impact of recently issued standards not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. See Note 2 to the consolidated financial statements for a detailed discussion of recently issued accounting pronouncements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of December 31, 2020, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

We completed the acquisitions of AireBeam and Utah Broadband in March and December of 2020, respectively. The acquired businesses are included in our 2020 consolidated financial statements and constitute 3% and 6% of consolidated total assets, respectively, and 1% and 2% of consolidated net assets (excluding goodwill and intangibles acquired), respectively, as of December 31, 2020.  AireBeam and Utah Broadband constitute 8% and less than 1% of consolidated revenues for the year ended December 31, 2020, respectively. As the acquisitions occurred in March and December of 2020, we excluded the acquisitions’ internal control over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition if specified conditions are satisfied.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Executive Officers and Directors. The following table lists the current members of our Board of Directors and our executive officers as of March 26, 2021. The address for our directors and officers is c/o Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102.

Name	Age	Position(s)	(1)	(2)	(3)

Alex B. Rozek	42	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Adam K. Peterson	39	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Joshua P. Weisenburger	37	Chief Financial Officer, Secretary, and Treasurer

Bradford B. Briner	44	Director	X	X

Brendan J. Keating	39	Director

Frank H. Kenan II	39	Director		X	X

Jeffrey C. Royal	44	Director	X	X	X

Vishnu Srinivasan	42	Director	X		X

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

Alex B. Rozek, age 42, has been Co-Chairperson of our Board of Directors, Co-Chief Executive Officer and President since February 2015, when he became a member of our Board of Directors.  He also serves as the Managing Member of Boulderado Partners, LLC, a private investment partnership founded in July 2007.  From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group.  Prior to 2004, he worked for Hunton & Williams and FedEx.  Since August 2020, Mr. Rozek has served as Co-Chairperson of the Board of Directors and Co-Chief Executive Officer of Yellowstone Acquisition Company, a special purpose acquisition company which trades on the NASDAQ Capital Market and in which one of our subsidiaries serves as sponsor. Mr. Rozek is also one of three appointees from the town of Woodstock to ECFiber, a fiber telecommunications cooperative in east-central Vermont.  Mr. Rozek graduated with a B.S. in Biology and a Minor in Chemistry from the University of North Carolina at Chapel Hill.  Our Board of Directors has determined that Mr. Rozek’s 17 years’ experience in business operations, investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Adam K. Peterson, age 39, has been Co-Chairperson of our Board of Directors since February 2015, when he became a member of our Board of Directors, and has been President since December 2017. Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP, Magnolia BOC I, LP, and Magnolia BOC II, LP. Since August 2020, Mr. Peterson has served as Co-Chairperson of the Board of Directors and Co-Chief Executive Officer of Yellowstone Acquisition Company, a special purpose acquisition company which trades on the NASDAQ Capital Market and in which one of our subsidiaries serves as sponsor. Since June 2017, Mr. Peterson has served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market. From May 2016 through March 2021, Mr. Peterson has served as a Director for Brampton Brick Ltd., a publicly traded Canadian company traded on the Toronto Stock Exchange. From November 2005 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities.  From May 2004 through June 2006, Mr. Peterson was a financial analyst for Kiewit Corporation.  Mr. Peterson graduated with a B.S. in Finance from Creighton University.  Our Board of Directors has determined that Mr. Peterson’s 16 years’ experience in business operations, investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Joshua P. Weisenburger, age 37, has served as our Chief Financial Officer, Secretary and Treasurer since June 2017. Mr. Weisenburger, who joined us in 2016, has also served as our Chief Accounting Officer and our Controller. Mr. Weisenburger also serves as the Chief Financial Officer of Yellowstone Acquisition Company, a special purpose acquisition company which trades on the NASDAQ Capital Market and in which one of our subsidiaries serves as sponsor. From July 2011 through June 2016, Mr. Weisenburger was employed by Ecolab, Inc., a global leader in water, hygiene and energy technologies and services. At Ecolab, Mr. Weisenburger served first as a finance manager and then as a finance controller throughout various divisions within the company.  Prior to his time at Ecolab, Mr. Weisenburger was employed from June 2005 through August 2009 by Kiewit Corporation, a construction, engineering and mining services company, and held several different treasury roles.  Mr. Weisenburger graduated with a B.S. in Finance from Creighton University and an MBA from the University of Minnesota - Carlson School of Management.

Bradford B. Briner, age 44, has served as a member of our Board of Directors since April 2016.  Mr. Briner is also currently a member of our Audit and Risk Committee and Compensation Committee. Mr. Briner joined Willett Advisors in 2012 and is the Co-Chief Investment Officer.  Willett Advisors is the investment management arm of the Bloomberg Family and for Bloomberg Philanthropies.  Previously, Mr. Briner was the Managing Director of Private Investments for Morgan Creek Capital, a $10 billion fund of funds that he co-founded in 2004.  Mr. Briner graduated from the University of North Carolina at Chapel Hill as a Morehead Scholar with a degree in economics with distinction.  Mr. Briner also received an MBA with distinction from Harvard Business School.  Our Board of Directors has determined that Mr. Briner’s 22 years’ experience in real estate, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Brendan J. Keating, age 39, has served as a member of our Board of Directors since February 2016. Since August 2015, Mr. Keating has been Manager and CEO of Logic Real Estate Companies, LLC, a company based in Las Vegas, Nevada and formed in 2015 which provides commercial property brokerage and property management services. A trust controlled by members of Mr. Keating’s family owns a majority of the membership interest in Logic Real Estate Companies, LLC.  From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.  Our Board of Directors has determined that Mr. Keating’s 16 years’ experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Frank H. Kenan II, age 39, has served as a member of our Board of Directors since June 2017. Mr. Kenan is also currently a member of our Compensation Committee and Nominating and Corporate Governance Committee. Since August 2014, Mr. Kenan has served as the Co-Founder and Principal of KD Capital Management, LLC. From September 2011 to December 2014, Mr. Kenan served as an Investment Analyst at Boulderado Group, LLC. From January 2006 to January 2008, Mr. Kenan served as a Development Associate at Edens & Avant. From May 2005 to January 2006, Mr. Kenan served as an Analyst at Vivum Group. Mr. Kenan currently serves as a member of the Board of Directors for Flagler Systems, Inc. a hospitality and real estate company. Mr. Kenan also serves on the board of advisors for the University of North Carolina’s Kenan-Flagler Business School and the Family Enterprise Center at Kenan-Flagler Business School. Mr. Kenan holds a B.S. from the College of Charleston and an M.B.A. from the University of North Carolina at Chapel Hill – Kenan-Flagler Business School. Our Board of Directors has determined that Mr. Kenan’s 16 years’ experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Jeffrey C. Royal, age 44, has served as a member of our Board of Directors since January 2019. Mr. Royal is also currently a member of our Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Since January 2006, Mr. Royal has been the President of Dundee Bank located in Omaha, Nebraska and also serves as the Chairman and a director of Mackey Banco, Inc. (the holding company for Dundee Bank). Prior to joining Dundee Bank, he was Second Vice President of First National Bank of Omaha. Mr. Royal has also served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market, since October 2017. Since June 2018, Mr. Royal has served as a Director of Bridges Investment Fund, Inc., a mutual fund which trades on The NASDAQ Stock Market. Mr. Royal has served on the Board of Directors of each of Eagle Bank and Tri-Valley Bank since 2009 and 2013, respectively.  These banks merged in January 2021 and Mr. Royal serves as the non-executive Chairman of the combined entities, now operating as Riverstone Bank.  Mr. Royal has also served as a Director of Brunswick State Bank since 2007. Mr. Royal received both his Bachelor’s and Master’s degree in Business Administration from Creighton University and completed the Stonier Graduate School of Banking at Georgetown University and the University of Pennsylvania. Our Board of Directors has determined that Mr. Royal’s 15 years’ experience in banking qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Vishnu Srinivasan, age 42, has served as a member of our Board of Directors since June 2017. Mr. Srinivasan is also currently a member of our Audit and Risk Committee and Nominating and Corporate Governance Committee. Mr. Srinivasan joined The Ohio State University as its Chief Investment Officer in May 2020. Previously, he was employed by Ganesh Investments, L.L.C., which is focused on public and private equity investments as a Vice President and then a Managing Director from 2012 through May 2020. Ganesh Investments provides investment advisory services to members of the Pritzker family and their charitable foundations. From November 2009 to October 2012, Mr. Srinivasan was an Analyst at Alyeska Investment Group, a long/short hedge fund. From August 2002 until October 2009, Mr. Srinivasan was a Principal and held various other roles at Berkshire Partners, a private equity fund. Mr. Srinivasan graduated summa cum laude from the Wharton School at the University of Pennsylvania with a degree in economics. Mr. Srinivasan also received an MBA from Harvard Business School. Our Board has determined that Mr. Srinivasan’s 19 years’ experience in public and private equity, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Significant Employees

In addition to our Executive Officers, we also employ the following significant employees:

W. Scott LaFoy, age 59, joined Link in May 2018 to manage Link's merger and acquisition activities and was named Chief Executive Officer in April 2020. From 2015 to 2018, Mr. LaFoy served as general manager for the Chattanooga division of Fairway Outdoor Advertising.  From 1999 until its acquisition by Fairway Outdoor Advertising in 2015, Mr. LaFoy owned and operated LaFoy Outdoor Advertising.  From 1996 until 1999, he served as Regional President for Clear Channel Outdoor/Eller Media and Regional Director for its predecessor Universal Outdoor.  Mr. LaFoy has more than 35 years' experience in management of outdoor advertising businesses. Mr. LaFoy holds a B.A. in Interdisciplinary Studies and a Minor in History from the University of Central Florida.

Dave Herman, age 36, has served as President of GIG since August 2019 and previously served as GIG's Chief Operating Officer since January 2019. Prior to joining GIG, Mr. Herman owned Anthros Consulting, Inc., a company that combined business strategy with software systems, data visualization, and analytics expertise from May 2015 through December 2018. From February 2013 through May 2015, Mr. Herman was employed by McKinsey and Company, specializing in operations, supply chain, and strategic turnarounds. Mr. Herman holds a Ph.D. in Materials Science and Engineering from Northwestern University, a certificate of Management for Scientists and Engineers from the Kellogg School of Management at Northwestern University, and a B.S. in Materials Science and Engineering and Minor in Engineering Management from Cornell University.

Robert Thomas, age 57, was appointed as President of UCS in August 2019 and previously served as UCS' Chief Operating Officer from October 2017 to August 2019. From April 2011 through March 2017, Mr. Thomas served as President of Hanover Surety and previously served as President of Argo Surety from March 2008 through March 2011. Mr. Thomas has been employed in the surety insurance industry since 2001 and the reinsurance industry from 1987 through 2001. Mr. Thomas holds a B.A. in Business Administration and Management from the University of Saint Thomas.

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

Members of the Board discussed various business matters informally on numerous occasions throughout the year and held 11 formal telephonic Board meetings and six unanimous written consents of directors in lieu of meetings. All current directors attended at least 75% of the aggregate of the meetings of our Board of Directors and the meetings held by committees of the Board on which they served. Independent directors endeavor to meet on a regular basis as often as necessary to fulfill their responsibilities.

Our Board of Directors currently has seven members, including four independent directors. Messrs. Peterson and Rozek are designated by MCF and BP, and Mr. Keating is affiliated with Logic, in which we own a 30% interest, and 24th Street Holding Company, LLC, in which we own a 49.9% interest, both directly and indirectly through our ownership in Logic, and therefore none of Messrs. Peterson, Rozek, or Keating are considered independent. Other than members elected by the holders of our Class B common stock, members of the Board of Directors are elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.  Under the terms of our certificate of incorporation, the holders of our Class B common stock elect two members to our Board of Directors, which members currently are Mr. Rozek and Mr. Peterson.

Director Independence. The Company’s Class A common stock is listed on the NASDAQ Capital Market stock exchange. The Board considers the status of its members pursuant to the independence requirements set forth in the applicable NASDAQ rules and applicable federal securities laws. Our Board of Directors has affirmatively determined that each of Bradford B. Briner, Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan is an independent director under the applicable rules of NASDAQ and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. As of December 31, 2020, the members of the Audit and Risk Committee, Compensation Committee and Nominating and Corporate Governance Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and applicable NASDAQ listing requirements.

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

Our Audit and Risk Committee currently consists of Bradford B. Briner, Jeffrey C. Royal, and Vishnu Srinivasan, with Mr. Briner serving as chair of the committee. The Audit and Risk Committee assists the Board of Directors in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. The Audit and Risk Committee was formed in June 2017, and held four meetings and acted by unanimous written consent one time during fiscal 2020. The Board has determined that each of the members of the Audit and Risk Committee meets the criteria for independence under the applicable listing standards of NASDAQ, and that, due to his experience as described in the section entitled “Executive Officers and Directors,” Mr. Briner also qualifies as an “audit committee financial expert” and “independent” as defined by the applicable rules adopted by the SEC and NASDAQ. Our Board of Directors has adopted a written charter under which the Audit and Risk Committee operates, and which was amended and restated on February 21, 2020. A copy of the Audit and Risk Committee charter is available on our website at https://www.bostonomaha.com/documents/81/1bc381bf3541d2da6b7c080b1ee114ec.pdf.

Our Compensation Committee currently consists of Bradford B. Briner, Frank H. Kenan II, and Jeffrey C. Royal, with Mr. Kenan serving as chair of the committee. The Compensation Committee of the Board of Directors is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers and evaluate our executive officers’ performance and advise on salary, bonus and other incentive and equity compensation. The Compensation Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. In 2020, no compensation consultant was engaged for employee or executive compensation. The Compensation Committee was created in June 2017 and held one meeting and acted by unanimous written consent twice during fiscal 2020. The Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the applicable NASDAQ listing standards. Our Board of Directors has adopted a written charter under which the Compensation Committee operates, and which was amended and restated on May 30, 2019. A copy of the Compensation Committee charter is available on our website at https://www.bostonomaha.com/documents/81/d636071762fda9fcadbd82bc7cca4b92.pdf.

Our Nominating and Corporate Governance Committee currently consists of Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan, with Mr. Srinivasan serving as chair of the committee. The Nominating and Corporate Governance Committee is primarily concerned with identifying individuals qualified to become members of our Board of Directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our Board of Directors and the development of our corporate governance guidelines and principles. The Nominating and Corporate Governance Committee was created in June 2017 and held two meetings and acted by unanimous written consent five times in fiscal 2020. Our Board of Directors has adopted a written charter under which the Nominating and Corporate Governance Committee operates, and which was amended and restated on May 30, 2019. A copy of the Nominating and Corporate Governance Committee charter is available on our website at https://www.bostonomaha.com/documents/81/0f0db6ab6083bb4fc913fcbbb592f366.pdf.

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

Pursuant to the Amended and Restated Bylaws, a stockholder who, in accordance with Rule 14a-8, under the Exchange Act, wants to present a proposal for inclusion in the Company’s proxy statement and proxy card relating to either the Company’s annual stockholders’ meeting or a special stockholders’ meeting must submit the proposal to the Company and, pursuant to Article I, Sections 2 and 3 of our Amended and Restated Bylaws, the notice of the proposal must be delivered to or mailed and received at the principal executive offices of the Company (i) not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day in advance of the anniversary of the previous year’s annual meeting if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year’s annual meeting or not later than 70 days after the anniversary of the previous year’s annual meeting; and (ii) with respect to any other annual meeting of stockholders, no later than the close of business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. However, if the date of our 2021 Annual Meeting of Stockholders occurs more than 30 days before or 70 days after the anniversary of the 2020 Annual Meeting of Stockholders, a stockholder notice will be timely if it is received at our principal executive office no later than the close of business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. The Company expects to announce shortly a date in the late summer or early fall for its 2021 Annual Meeting of Stockholders.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.bostonomaha.com. We will furnish to any person without charge, upon written request, a copy of our code of business conduct and ethics and requests may be directed to Co-Chief Executive Officer of Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website as referenced above.

Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of NASDAQ, as applicable, that serve as a flexible framework within which our Board of Directors and its committees will operate. These guidelines cover a number of areas, including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agendas, roles of the Co-Chairman and Co-Chief Executive Officers, executive sessions, standing Board committees, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website at www.bostonomaha.com.

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

Based upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that our executive officers and directors, and ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our principal executive officers and the other most highly compensated executive officer other than our principal executive officers for the Company’s last two completed fiscal years:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($) (1)	Total ($)
Alex B. Rozek	2020	$286,000	-	-	$286,000
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2019	$275,000	-	-	$275,000

Adam K. Peterson	2020	$286,000	-	$6,197	$292,197
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2019	$23,660	-	-	$23,660

Joshua P. Weisenburger	2020	$250,000	$135,000	$10,741	$395,741
Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer	2019	$220,000	$125,000	$8,763	$353,763

(1)	Employer contribution to 401(k) plan.

Director and Officer Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards to directors or officers at December 31, 2020.  We do not currently have any equity incentive plans established and, as a result, none of our officers or directors is a party to any equity incentive plan with the Company.

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

Name	Year	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Bradford B. Briner	2020	$10,000	-	$10,000
Brendan J. Keating	2020	$10,000	-	$10,000
Frank H. Kenan II	2020	$10,000	-	$10,000
Vishnu Srinivasan	2020	$10,000	-	$10,000
Jeffrey C. Royal	2020	$10,000	-	$10,000

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee members currently are Frank H. Kenan II, Bradford B. Briner and Jeffrey C. Royal, and none of the Compensation Committee members was, during the fiscal year, an officer or employee of the Company, or was formerly an officer of the Company. Except as described below, none of our executive officers serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.  Entities controlled by Mr. Keating serve as the Manager of Logic and 24th Street Holding Company, LLC.  None of the current members of the Compensation Committee of our Board has ever been an employee of the Company.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Rozek and Peterson Employment Agreements. On August 1, 2015, we entered into employment agreements with each of Alex B. Rozek and Adam K. Peterson. Mr. Rozek and Mr. Peterson each serve as a Co-Chief Executive Officer and as a Co-President. Each of the employment agreements has a one-year term, with automatic successive one-year renewal terms unless we or the executive decline to renew the agreement. Each of the employment agreements provides for a base salary at federal minimum wage per year through December 31, 2015, and an annualized base salary of $275,000 thereafter. However, each of these agreements was amended to delay an increase in the base salary from federal minimum wage until such time as approved by the Compensation Committee. On January 2, 2019, the Compensation Committee approved compensating Mr. Rozek at the base salary of $275,000 per year. On December 27, 2019, the Compensation Committee approved compensating Mr. Peterson at the base salary of $275,000 per year, effective January 1, 2020. On February 3, 2020, the Compensation Committee approved increases to the base salaries of Mr. Rozek and Mr. Peterson from $275,000 to $286,000, effective retroactively to January 1, 2020 and on March 25, 2021 increased the base salaries for each of Mr. Peterson and Mr. Rozek to $425,000 per year, effective January 1, 2021. Each of the employment agreements also provides for certain severance payments to the executives in the event their employment is terminated by us without “cause” or if the executive terminates his employment for “good reason.”

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

None of our officers receive salary or other compensation as officers and/or directors of Yellowstone.

Herman Employment Agreement.  On January 1, 2019, we hired David Herman to serve as the Chief Operating Officer of our wholly-owned subsidiary General Indemnity Group, LLC. On August 9, 2019, Mr. Herman became President of General Indemnity Group, LLC. In connection with the employment of Mr. Herman, General Indemnity Group, LLC and Mr. Herman entered into an employment letter agreement, pursuant to which Mr. Herman currently receives an annual base salary of $300,000 per year. In addition, Mr. Herman is eligible to receive an annual cash bonus, based on achievement of certain performance metrics determined within 30 days of the commencement of each fiscal year, that are tied to personal performance goals, overall company performance measured by growth of gross written premium, and a discretionary amount determined by the Company’s senior management. In the event Mr. Herman’s employment is terminated by General Indemnity Group, LLC without “Cause” or by Mr. Herman for “Good Reason,” Mr. Herman will be eligible to receive severance pay equal to twelve months’ base salary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 26, 2021 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of each of our Class A common Stock and our Class B Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared under applicable law. MCF has warrants to purchase 52,778 shares of our Class B common stock and BP has warrants to purchase 51,994 shares of our Class B common stock. All Class B common stock is convertible to Class A common stock at the option of the holder. Unless otherwise indicated, the address of each person named in the table is c/o Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102.

	Class A common stock		Class B common stock
Name of Beneficial Owner	Shares	Percentage of Outstanding Class of Stock	Shares	Percentage of Outstanding Class of Stock	Percentage of Aggregate Voting Power of Class A common stock and Class B common stock (1)	Percentage of Aggregate Economic Interest of Class A common stock and Class B common stock (2)
5% stockholders:
Magnolia Capital Fund, L.P. (3)	-	-	580,558	50.03%	15.37%	2.12%
Magnolia BOC I, LP	7,960,095	30.41%			21.07%	29.12%
Magnolia BOC II, LP (4)	2,070,328	7.91%			5.48%	7.57%
The Magnolia Group, LLC	93,176	*			*	*
Boulderado Partners, LLC (5)	515,151	1.97%	579,774	49.97%	16.71%	4.01%
T. Rowe Price Associates, Inc.	2,101,876	8.03%			5.56%	7.69%
Named executive officers and directors:
Adam K. Peterson (3)(6)	10,220,936	39.05%	580,558	50.03%	42.42%	39.51%
Alex B. Rozek (5)(7)	796,429	3.04%	579,774	49.97%	17.45%	5.03%
Bradford B. Briner (8)	20,000	*			*	*
Brendan J. Keating (9)	100,000	*			*	*
Frank H. Kenan II (10)	181,666	*			*	*
Vishnu Srinivasan	7,000	*			*	*
Jeffrey C. Royal	5,000	*			*	*
Joshua P. Weisenburger	3,400	*			*	*
All directors and officers as a group (8 persons)	11,334,431	43.30%	1,160,332	100.00%	60.72%	45.71%

_______________________

*	Less than 1%
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

(8)	Represents 10,000 shares of Class A common stock held by a limited liability company of which Mr. Briner is the Managing Member and 10,000 shares of Class A common stock held by Mr. Briner.
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

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at December 31, 2020.  We do not currently have any compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, and, as a result, none of our officers and directors is a party to any equity compensation or incentive plan with the Company.

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

On February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement for the 2018 private placement, pursuant to which the Company sold to MBOC I, MBOC II, and BBOC $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement.  MBOC I and MBOC II are entities managed by Magnolia, and BBOC, which subsequently contributed all of its shares of Class A common stock to MBOC I, was an entity managed by Boulderado Group, LLC. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The closing of the first tranche of shares to be sold under the agreement occurred on March 6, 2018, consisting of a total of 3,300,000 shares resulting in total gross proceeds of $76,890,000.  The closing of the second tranche of shares sold under the agreement occurred on May 15, 2018, consisting of a total of 3,137,768 shares resulting in total gross proceeds of approximately $73,110,000. The limited partners of each of MBOC I and MBOC II have the right to receive an in-kind distribution of their interests in the partnerships upon written request. On March 6, 2018, Magnolia BOC I and Magnolia BOC II entered into a registration rights agreement with the Company pursuant to which the Company is obligated at any time after March 6, 2021 to register up to 6,437,768 shares of Class A common stock held by Magnolia BOC I and Magnolia BOC II upon demand and which also grant the holders of these shares piggyback registration rights as described in the registration rights agreement. Such registration rights expire upon the earlier of March 31, 2033 or the date all such shares may be freely sold without restriction under Rule 144.

Mr. Peterson and Mr. Rozek also receive compensation from Magnolia and Boulderado for their roles as managers of Magnolia and Boulderado, respectively.

Two of our investments in affiliates, Logic and 24th Street Holding Company, LLC, are managed by Brendan Keating, a member of our board of directors. During fiscal 2020, we invested $6,000,000 in 24th Street Fund I, LLC and 24th Street Fund II, LLC. The funds are managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC, and will focus on opportunities within secured lending and direct investments in commercial real estate.

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

Item 14. Principal Accountant Fees and Services.

During fiscal 2020 and fiscal 2019, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31,
	2020	2019
Audit Fees (1)	$535,560	$641,000
Audit-Related Fees (2)	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q, as well as associated consents and comfort letters.
(2)	Fees for audit-related services include fees associated with audits for our various acquisitions.

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

Changes in Independent Registered Accounting Firm

 On August 17, 2020 (“Dismissal Date”) the Audit Committee approved the dismissal of MaloneBailey, LLP ("MaloneBailey") as the Company’s independent registered public accounting firm.

The reports of MaloneBailey on the financial statements for the fiscal years ended December 31, 2019 and 2018 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that MaloneBailey’s report on internal control over financial reporting expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2018. The material weaknesses identified related to the design and operating effectiveness of process controls over the review and approval of journal entries and the approval and authorization of expenditures. For the fiscal year ended December 31, 2019, MaloneBailey expressed an opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During the fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through the Dismissal Date, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MaloneBailey would have caused MaloneBailey to make reference thereto in its reports on the Company’s financial statements for such years.  During the fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through the Dismissal Date, there have been no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses described above, all of which were subsequently remediated as of December 31, 2019.

On August 17, 2020, the accounting firm of KPMG LLP (“KPMG”) was engaged by the Committee as the Company’s new independent registered public accounting firm to perform independent audit services for the Company for the fiscal year ending December 31, 2020 (including with respect to the Company's quarterly period ending September 30, 2020), effective immediately.

During the fiscal year ended December 31, 2019 and December 31, 2018 and through the subsequent interim period as of August 17, 2020, neither the Company, nor any party on behalf of the Company, consulted with KPMG with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered with respect to the Company's consolidated financial statements, and no written report or oral advice was provided to the Company by KPMG that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Item 16. Form 10-K Summary.

The Company has determined not to include a summary of information required by this Item 16 of the Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1 (*)	Asset Purchase and Contribution Agreement by and among Utah Broadband, LLC, FIF Utah, LLC and certain other parties dated December 12, 2021 filed as Exhibit 2.1 to the Company’s Current report on form 8-K as filed with the Commission on December 17, 2020.

3.1 (*)	Certificate of Incorporation of the Company, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2015.

3.2 (*)	Bylaws of the Company, filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2015.

3.3 (*)	Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2015.

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

3.8 (*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Boston Omaha Corporation dated June 2, 2020., filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2020.

3.9 (*)	Amended and Restated Bylaws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8- K filed with the Commission on April 1, 2020.

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

10.3 (*)

Form of Indemnification Agreement by and among the Company and each of its current directors, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

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

10.9 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.11 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.12 (*)	$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC in favor of First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.13 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.14 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

10.15 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.16(*)	Term Loan 2 Promissory Note dated August 31, 2020 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 4, 2020.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1 (#)	Schedule of Subsidiaries of the Company.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

March 29, 2021

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

March 29, 2021

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 29, 2021
	Alex B. Rozek	(Principal Executive Officer)

/s/	Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 29, 2021
	Adam K. Peterson	(Principal Executive Officer)

/s/	Bradford B. Briner	Director	March 29, 2021
Bradford B. Briner

/s/	Brendan J. Keating	Director	March 29, 2021
Brendan J. Keating

/s/	Frank H. Kenan II	Director	March 29, 2021
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	March 29, 2021
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	March 29, 2021
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	March 29, 2021
	Joshua P. Weisenburger	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boston Omaha Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Boston Omaha Corporation and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill for the insurance brokerage operations and insurance carrier operations reporting units.

As discussed in Note 15 to the consolidated financial statements, the goodwill balance related to the General Indemnity Group, LLC reportable segment as of December 31, 2020 was $8,719,294, which relates to the insurance brokerage operations and insurance carrier operations reporting units (collectively, “insurance reporting units”). As discussed in Note 2, the Company performs a goodwill impairment test annually at the reporting unit level and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This involves estimating the fair value of each reporting unit and comparing it to the carrying amount of the reporting unit. The Company employs a third-party valuation expert for its review of the reporting units.

We identified the evaluation of the goodwill impairment test for the insurance reporting units as a critical audit matter. Specifically, the forecasts of premiums earned and net sales and the determination of discount rates, used to estimate the fair value of the reporting units involved a high degree of auditor judgment and specialized skills and knowledge. As such assumptions represented subjected determinations of future industry and economic conditions subjective auditor judgment was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of the Company’s internal control related to the Company’s goodwill impairment process, specifically the control related to the development of the forecasts of premiums earned and net sales. We evaluated the reasonableness of the forecasts of premiums earned and net sales, by (1) comparing current and past performance of the reporting units, (2) comparing the Company’s historical forecasts to actual results to assess the Company’s ability to accurately forecast, and (3) performing sensitivity analyses to assess the impact of changes in those assumptions on the Company’s determination of fair value. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used in the estimate by comparing the inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rates.

Evaluating the fair value of the Customer Relationship Intangible Assets acquired in the FibAire Communications, LLC and Utah Broadband, LLC Acquisitions.

As discussed in Note 6 to the consolidated financial statements, FIF AireBeam LLC (AireBeam), a wholly-owned subsidiary of the Company, acquired substantially all of the business assets of FibAire Communications, LLC (FibAire) on March 10, 2020, for an aggregate purchase price of $13,712,491 that was paid 90% in cash and with the issuance of 10% of the outstanding equity of AireBeam to the seller. The Company acquired, among other tangible and intangible assets, a customer relationship intangible asset for $1,480,000. Separately, FIF Utah LLC (FIF Utah) a wholly-owned subsidiary of the Company, acquired substantially all of the business assets of Utah Broadband, LLC (UBB) on December 29, 2020, for an aggregate purchase price of $26,603,700 that was paid 80% in cash and with the issuance of 20% of the outstanding equity of FIF Utah to the seller. The fair value allocation is preliminary and as of December 31, 2020 the Company is in the process of obtaining a final third-party valuation of the tangible and intangible assets. The Company acquired, among other tangible and intangible assets, a customer relationship intangible asset for $7,400,000.

We identified the evaluation of the initial measurement of the customer relationship intangible assets acquired as a critical audit matter. The forecasted financial data used in the discounted cash flow models to estimate the acquisition date fair value of the customer relationship intangible assets required a high degree of auditor judgment. Specifically, subjective auditor judgment was required to evaluate the following assumptions included in the discounted cash flow models, which had limited observable market information, as the estimated fair values of such assets were sensitive to possible changes to these assumptions:

-	Forecasted revenue

-	Customer retention factors

-	Forecasted operating performance margins

-	Discount rates.

The following are the primary procedures we performed to address this critical audit matter. For the FibAire and UBB customer relationship intangible assets acquired, we performed the following procedures. We compared the Company’s forecasted revenue and operating performance margin assumptions to those of comparable companies using data publicly available. We assessed the Company’s forecasted revenue, customer retention factor and forecasted operating performance margin assumptions for comparison to those of a market participant, including consideration of recent similar market transactions. We compared the Company’s forecasted revenue, customer retention factor and forecasted operating performance margin assumptions to the respective acquired company’s historical results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge to assist in the evaluation of the discount rates used in the valuations, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable companies.

We have served as the Company’s auditor since 2020.

Omaha, Nebraska
March 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Boston Omaha Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Boston Omaha and its subsidiaries (collectively, the “Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 , and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2012.

Houston, Texas

March 13, 2020

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,
	2020	2019

Current Assets:
Cash and cash equivalents	$43,543,778	$16,028,514
Restricted cash	280,269	343,518
Accounts receivable, net	4,041,563	4,190,543
Interest receivable	286,768	456,827
Short-term investments	7,050,675	6,547,171
Note receivable from affiliate	20,000,000	-
Marketable equity securities	64,036,482	55,907,927
U. S. Treasury securities	37,767,945	75,409,199
Funds held as collateral assets	10,006,075	1,858,161
Prepaid expenses	1,794,155	1,422,637

Total Current Assets	188,807,710	162,164,497

Property and Equipment, net	48,508,272	36,825,019

Other Assets:
Goodwill	124,446,446	106,272,501
Intangible assets, net	44,373,909	32,271,581
Investments	24,234,782	42,638,240
Investments in unconsolidated affiliates	25,315,696	771,805
Deferred policy acquisition costs	690,555	2,349,699
Right of use assets	52,849,492	53,249,985
Other	427,023	364,883

Total Other Assets	272,337,903	237,918,694

Total Assets	$509,653,885	$436,908,210

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	December 31,
	2020	2019

Current Liabilities:
Accounts payable and accrued expenses	$6,361,778	$5,675,096
Short-term payables for business acquisitions	771,916	416,166
Lease liabilities	4,354,664	3,801,727
Funds held as collateral	10,006,075	1,858,161
Unearned premiums	3,955,363	8,035,756
Current maturities of long-term debt	1,282,504	504,170
Deferred revenue	1,915,031	1,390,154

Total Current Liabilities	28,647,331	21,681,230

Long-term Liabilities:
Asset retirement obligations	2,282,273	2,044,705
Lease liabilities	47,581,933	48,199,652
Long-term debt, less current maturities	21,775,146	17,555,830
Other long-term liabilities	116,104	398,750
Deferred tax liability	57,000	57,000

Total Liabilities	100,459,787	89,937,167

Redeemable Noncontrolling interest	6,318,389	1,730,058

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 26,175,555 and 22,455,100 shares issued and outstanding, respectively	26,176	22,455
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	424,204,641	367,029,421
Accumulated deficit	(21,356,164)	(21,811,947)

Total Stockholders' Equity	402,875,709	345,240,985

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$509,653,885	$436,908,210

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

Revenues:
Billboard rentals, net	$28,260,964	$28,429,167
Broadband services	3,836,537	-
Premiums earned	11,723,886	10,944,313
Insurance commissions	1,494,379	1,567,331
Investment and other income	427,697	448,327

Total Revenues	45,743,463	41,389,138

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	11,272,349	11,321,149
Cost of broadband revenues (exclusive of depreciation and amortization)	546,106	-
Cost of insurance revenues (exclusive of depreciation and amortization)	6,690,203	6,290,218
Employee costs	13,041,388	11,945,895
Professional fees	3,530,278	3,664,370
General and administrative	6,283,582	6,346,698
Amortization	3,987,003	10,471,973
Depreciation	3,704,700	3,102,168
Loss on disposition of assets	199,555	223,890
Bad debt expense	373,649	299,881
Accretion	140,704	134,992

Total Costs and Expenses	49,769,517	53,801,234

Net Loss from Operations	(4,026,054)	(12,412,096)

Other Income (Expense):
Interest income	1,661,680	3,198,527
Dividend income	1,074,539	710,169
Equity in income of unconsolidated affiliates	5,187,159	479,366
Unrealized (loss) gain on securities	(8,260,941)	6,273,337
Gain on disposition of investments	5,701,909	572,181
Interest expense	(841,828)	(302,749)

Net Income (Loss) Before Income Taxes	496,464	(1,481,265)
Income Tax (Provision) Benefit	-	-

Net Income (Loss)	496,464	(1,481,265)
Noncontrolling interest in subsidiary income	(40,681)	(5,658)

Net Income (Loss) Attributable to Common Stockholders	$455,783	$(1,486,923)

Basic and Diluted Net Income (Loss) per Share	$0.02	$(0.07)
Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	25,738,225	22,778,405

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders' equity January 1, 2019	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

Stock issued for cash	1,391,103	-	1,391	-	32,203,341	-	32,204,732

Stock issued for business acquisition	34,673	-	35	-	710,068		710,103

Increase in redeemable noncontrolling interest	-	-	-	-	(378,821)	-	(378,821)

Offering costs	-	-	-	-	(1,023,490)	-	(1,023,490)

Net loss attributable to common stockholders, December 31, 2019	-	-	-	-	-	(1,486,923)	(1,486,923)

Stockholders' equity December 31, 2019	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

Stock issued for cash	3,720,455	-	3,721	-	59,546,030	-	59,549,751

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	323,649	-	323,649

Decrease in redeemable noncontrolling interest	-	-	-	-	434,281	-	434,281

Contributions from noncontrolling interest	-	-	-	-	299,615	-	299,615

Offering costs	-	-	-	-	(3,428,355)	-	(3,428,355)

Net income attributable to common stockholders, December 31, 2020	-	-	-	-	-	455,783	455,783

Stockholders' equity December 31, 2020	26,175,555	1,055,560	$26,176	$1,056	$424,204,641	$(21,356,164)	$402,875,709

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$496,464	$(1,481,265)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of right of use assets	3,972,875	3,621,195
Depreciation, amortization, and accretion	7,832,407	13,709,133
Loss on disposition of assets	199,555	223,890
Bad debt expense	373,649	299,881
Equity in earnings of unconsolidated affiliates	(5,187,159)	(479,366)
Unrealized losses (gains) on securities	8,260,941	(6,273,337)
Gain on disposition of investments	(5,701,909)	(572,181)
Changes in operating assets and liabilities:
Accounts receivable	(23,669)	(25,980)
Interest receivable	170,059	(423,275)
Prepaid expenses	(353,930)	(593,537)
Distributions from unconsolidated affiliates	1,433,480	541,108
Deferred policy acquisition costs	1,659,144	(937,451)
Other assets	(24,790)	(89,651)
Accounts payable and accrued expenses	276,806	1,988,287
Lease liabilities	(3,855,126)	(3,408,812)
Unearned premiums	(4,080,393)	3,100,446
Deferred revenue	124,877	414,464
Net Cash Provided by Operating Activities	5,573,281	9,613,549

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(500)	(1,964,990)
Proceeds from disposition of assets	-	44,275
Business acquisitions, net of cash acquired	(33,624,202)	(7,473,891)
Purchase of Yellowstone warrants	(7,719,779)	-
Purchase of preferred units	-	(12,000,000)
Redemption of preferred units	12,000,000	-
Investment in unconsolidated affiliates	(5,715,625)	(264,834)
Purchases of equipment and related assets	(8,573,296)	(2,812,228)
Issuance of note receivable from affiliate	(20,000,000)	-
Proceeds from sales of investments	513,815,641	1,153,720,175
Purchase of investments	(488,315,757)	(1,189,875,105)
Net Cash Used in Investing Activities	(38,133,518)	(60,626,598)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2020	2019

Cash Flows from Financing Activities:
Proceeds from issuance of stock	59,549,751	32,204,732
Contributions from non-controlling interest	299,615	-
Purchase of non-controlling interest in subsidiary	(1,406,409)	-
Proceeds from long-term debt	5,500,000	18,060,000
Principal payments of long-term debt	(502,350)	-
Offering costs	(3,428,355)	(1,023,490)
Net Cash Provided by Financing Activities	60,012,252	49,241,242

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	27,452,015	(1,771,807)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	16,372,032	18,143,839
Cash, Cash Equivalents, and Restricted Cash, End of Year	$43,824,047	$16,372,032

Interest Paid in Cash	$823,715	$236,654
Income Taxes Paid in Cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2020	2019

Payable as consideration for business acquisition	-	779,296

Asset retirement obligations	-	85,294

Class A common stock issued for business acquisition	-	710,103

Increase (decrease) in redeemable noncontrolling interest of subsidiary	(757,930)	378,821

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 1.	ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, and (iv) our minority investments primarily in real estate services, homebuilding, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, and our broadband operations are conducted through our subsidiary, Fiber is Fast, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through 2020, we have completed seventeen additional acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From July through November 2017 we completed the acquisition of two surety brokerage businesses and acquired a majority stake in a third surety brokerage business, thus expanding our operations in insurance. During the first quarter of 2020, we purchased the non-controlling interest in our third surety brokerage business from the non-controlling owner.

On March 10, 2020, we completed the acquisition of a rural broadband internet provider located in Arizona.  On December 29, 2020, we completed the acquisition of a second broadband internet provider located in Utah.

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

Surety Support Services, Inc. which we refer to as “SSS”

South Coast Surety Insurance Services, LLC which we refer to as “SCS”

Boston Omaha Investments, LLC which we refer to as “BOIC”

Boston Omaha Asset Management, LLC which we refer to as “BOAM”

BOAM BFR LLC which we refer to as "BOAM BFR"

BOC DFH, LLC which we refer to as “BOC DFH”

BOC OPS LLC which we refer to as "BOC OPS"

BOC Yellowstone LLC which we refer to as "BOC Yellowstone"

BOC Yellowstone II LLC which we refer to as “BOC Yellowstone II”

Fiber is Fast, LLC which we refer to as "FIF"

FIF AireBeam LLC, which we refer to as “AireBeam”

FIF Utah LLC, which we refer to as “FIF Utah”

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

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

Accounts Receivable

Billboard Rentals

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $217,871 and $127,635, respectively.

Insurance

Accounts receivable consists of premiums and anticipated salvage. All of the receivables have payment terms of less than twelve months.

Anticipated salvage is the amount we expect to receive from principals pursuant to indemnification agreements.

Broadband

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected.  As of December 31, 2020, the allowance for doubtful accounts was $110,651.

Table
of Contents

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

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

Property and Equipment

Property and equipment are carried at cost less depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from four years to twenty years as follows:

Years

Structures	15
Digital displays and electrical	10
Static and tri-vision displays	10 to 15
Fiber, towers, and broadband equipment	5 to 20
Vehicles, equipment, and furniture	4 to 7

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group before interest expense. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Acquisitions

For transactions that meet the definition of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements.  For transactions which meet the definition of asset purchases, we proportionally allocate the purchase price to the assets based on their relative fair value acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition.

The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset, adjusted for an estimated reduction in fair value due to age of the asset, and the economic useful life. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future cash flows. Key assumptions utilized in estimating the future cash flows expected to be generated by each reporting unit primarily relate to forecasted revenues and premiums earned.

Goodwill

Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is subject to an annual impairment test. We designated October 1 as the date of our annual goodwill impairment test. We are required to identify our reporting units and determine the carrying value of each reporting unit. We analyze financial information of our operations to identify discrete segments that constitute a reporting unit. We assign assets acquired and liabilities assumed in business combinations to those reporting units. We have identified four reporting units: billboard operations, broadband operations, insurance brokerage operations, and insurance carrier operations. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to book an impairment loss. For our annual review of reporting units, we employ a third party valuation expert.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill (Continued)

We conduct a qualitative assessment by examining relevant events and circumstances which could have a negative impact on our goodwill, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, our market capitalization and other relevant events specific to us. If, after assessing the totality of events or circumstances described above, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will perform a quantitative impairment test.  If industry and economic conditions deteriorate, we may be required to assess goodwill impairment before the next annual test, which could result in impairment charges. The discounted cash flow approach that we use for valuing goodwill as part of the impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate.

We performed our annual measurement for impairment of the goodwill of our reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on October 1, 2020 and 2019; therefore, we were not required to recognize an impairment loss.

During 2020 and 2019, goodwill of more than $18,150,000 and $3,500,000, respectively, was recorded in connection with acquisitions in our billboard and broadband segments.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two and fifty years as follows:

Years

Customer relationships	3 to 10
Permits, licenses, and lease acquisition costs	10 to 50
Noncompetition and nonsolicitation agreements	2 to 5
Technology, trade names, and trademarks	2 to 20
Site location	15

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

Asset Retirement Obligations

We are required to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which the obligation is incurred. The liability is capitalized as part of the long-lived asset’s carrying amount. With the passage of time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. Our asset retirement obligations relate to the dismantlement, removal, site reclamation, and similar activities related to the decommissioning of our billboard structures and broadband towers.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments, Short-term and Long-term

Investments include certificates of deposits, U.S Treasury securities, marketable equity securities, investments in corporate bonds, and equity investments as discussed below. U.S. Treasury securities held by our insurance entities are classified as held-to-maturity and are accounted for at amortized cost. We have both the intent and ability to hold the bonds to maturity. U.S. Treasury securities held by non-insurance entities are classified as trading securities and are accounted for at fair value. Unrealized holding gains and losses during the period are included in earnings. Marketable equity securities are stated at fair value. Certificates of deposit are accounted for at carrying value with no adjustments for changes in fair value. Premiums and discounts are amortized or accreted over the lives of the related fixed maturities as an adjustment to the yield using the effective interest method. Dividend and interest income are recognized when earned. Realized investment gains and losses are included in earnings.

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

Fair Value Measurements

We determine the fair value of our financial instruments using the fair value hierarchy, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Subsequent Events

We have performed an evaluation of subsequent events through the date on which the financial statements are issued.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

The majority of our advertising revenues are derived from contracts for advertising space on billboard structures and are accounted for under Financial Accounting Standards Board, which we refer to as the “FASB,” Accounting Standards Codification, which we refer to as “ASC,” 606, Revenue from Contracts with Customers. Contracts which began prior to  January 1, 2019 are accounted for under ASC 840, Leases and will continue to be accounted for as a lease until the contract ends or is modified. Contract revenues, under ASC 840, Leases and ASC 606, Revenue from Contracts with Customers, are recognized ratably over their contract life. The majority of our advertising space contracts do not meet the definition of a lease under ASC 842, Leases.

Premium revenues derived from our insurance operations are subject to ASC 944, Financial Services – Insurance.

Revenue Recognition

Billboard Rentals

We generate revenue from outdoor advertising through the leasing of advertising space on billboards. The terms of the contracts range from less than one month to three years and are generally billed monthly. Revenue for advertising space rental is recognized on a straight-line basis over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for operations. Payments received in advance of being earned are recorded as deferred revenue.

Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606, Revenue from Contracts with Customers. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized in 2020 and in 2019 was $1,373,339 and $1,341,995, respectively.

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

For the Years Ended  December 31, 2020 and 2019

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $595,750 and $726,764 for the years ended December 31, 2020 and 2019, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital.

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

Our current operations for the years ended  December 31, 2020 and 2019 include the outdoor advertising industry, the broadband services industry, and the insurance industry.

Tab
le of Contents

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic income (loss) per common share is computed by dividing the net income (loss) available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the years ended December 31, 2020 and 2019, we had potentially dilutive securities in the form of stock warrants.

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

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2020 and 2019, we recognized no interest and penalties. As of December 31, 2020 and 2019, we had no accruals for interest and penalties.

COVID-19 Impact

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic in 2020 by the World Health Organization, affecting the populations of the United States as well as many foreign countries. The recent COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future operations and financial position is uncertain. The outbreak of COVID-19 may have materially negatively impacted, and may continue to materially negatively impact our business, financial performance and condition, operating results and cash flows and the value of our investments in other businesses. However, the significance, extent and duration of such impact remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States and other regions in which we operate, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted.  The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

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

On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses, including real estate operations, and related pro forma financial information. As noted in the final rule, the amendments “are intended to improve for investors the financial information about acquired or disposed businesses, facilitate more timely access to capital, and reduce the complexity and costs to prepare the disclosure.” Among other changes, the final rule modifies the significance tests and improves the disclosure requirements for (i) acquired or to be acquired businesses, (ii) real estate operations, and (iii) pro forma financial information.  The final rule is applicable for a registrant’s fiscal year beginning after December 31, 2020. We adopted this guidance effective January 1, 2020.

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

NOTE 3.	RESTRICTED CASH

Restricted cash consists of the following:

	December 31,
	2020	2019

Insurance premium escrow	$280,269	$343,518

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	December 31,
	2020	2019

Cash and cash equivalents	$43,543,778	$16,028,514
Restricted cash	280,269	343,518

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$43,824,047	$16,372,032

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2020	2019

Trade accounts	$3,537,864	$3,346,215
Premiums	832,221	971,963
Allowance for doubtful accounts	(328,522)	(127,635)

Total Accounts Receivable, net	$4,041,563	$4,190,543

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2020	2019

Structures and displays	$42,858,525	$41,320,458
Fiber, towers, and broadband equipment	11,358,650	-
Vehicles and equipment	2,522,810	1,245,210
Office furniture and equipment	2,150,729	990,810
Accumulated depreciation	(10,382,442)	(6,731,459)

Total Property and Equipment, net	$48,508,272	$36,825,019

Depreciation expense for the years ended  December 31, 2020 and 2019 was $3,704,700, and $3,102,168 respectively. During the years ended December 31, 2020 and 2019, we incurred losses on the disposition of assets in the amount of $199,555 and $223,890, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 6.     BUSINESS ACQUISITIONS

2020 Acquisitions

During the year ended December 31, 2020, we completed two acquisitions of  broadband service providers and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Broadband Acquisitions

FIF AireBeam

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

The following is a summary of the allocation of the purchase price, which includes the final fair value allocation of the assets acquired and liabilities assumed:

December 31, 2020
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

AireBeam's results of operations are recognized from March 10, 2020, the date of acquisition, through December 31, 2020. For the year ended  December 31, 2020, revenues and earnings recognized from the date of acquisition in our consolidated statement of operations were $3,772,109 and $364,125, respectively. Acquisition costs of $287,934 were expensed in professional fees during the year. Included in our property, plant, and equipment caption are fiber, tower, and broadband equipment assets acquired in the transaction which have useful lives ranging from five to twenty years. The intangible assets include customer relationships and permits (ten year useful life) and trade names and trademarks (twenty year useful life).

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2020 Acquisitions (Continued)

Broadband Acquisitions

FIF Utah

On December 29, 2020, FIF Utah, our wholly-owned subsidiary, acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as “UBB”, a broadband services provider, as well as other assets used in the business operations owned by entities related to UBB. Under the terms of the Agreement, FIF Utah will assume only certain liabilities of UBB. The total purchase price of $26,603,700 was paid 80% in cash and the remaining 20% of the purchase price was paid by issuing to UBB 20% of the outstanding equity of FIF Utah. A portion of the cash purchase price will be held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of UBB under the Agreement. At any time, UBB has the option, but not the obligation, to sell FIF Utah its entire ownership interest in FIF Utah. FIF Utah would be obligated to purchase the units and pay for the purchase over a three-year period if UBB elects to exercise this option. Subject to the occurrence of certain future events, FIF Utah has the option, but not the obligation, to purchase UBB’s ownership interest in FIF Utah, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.

Due to the timing of the transaction, the initial accounting for the business combination is incomplete. In order to develop our preliminary fair values, we utilized asset information received from UBB and fair value allocation benchmarks from similar completed transactions. We are currently in the process of assessing UBB’s documentation of contracts related to customer relationships, detailed structure reports, operating leases, and asset retirement obligations; and therefore the initial allocation of the purchase price is subject to refinement.

The purchase was recorded at fair value and preliminarily allocated as follows:

December 31, 2020
Assets Acquired
Property, plant and equipment	$6,170,000
Customer relationships	7,400,000
Permits	330,000
Trade names and trademarks	1,910,000
Goodwill	11,030,000
Right of use assets	3,226,355
Other	201,000

Total Assets Acquired	30,267,355

Liabilities Assumed
Accounts payable and deferred revenue	437,300
Lease liabilities	3,226,355

Total Liabilities Assumed	3,663,655

Total	$26,603,700

FIF Utah's results of operations are recognized from December 29, 2020, the date of acquisition, through December 31, 2020. For the year ended  December 31, 2020, revenues and earnings recognized from the date of acquisition in our consolidated statement of operations were $64,428 and $21,340, respectively.  Acquisition costs of $352,998 were expensed in professional fees during the year. Included in our property, plant, and equipment caption are fiber, tower, and broadband equipment assets acquired in the transaction which have useful lives ranging from five to twenty years. The intangible assets include customer relationships and permits (ten year useful life) and trade names and trademarks (twenty year useful life).

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2019 Acquisitions

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

For the Years Ended  December 31, 2020 and 2019

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2019. For all of the business acquisitions depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual or preliminary acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to twenty years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	For the Year Ended
	December 31,
	2020	2019

Revenue	$55,925,700	$55,824,936

Net Income Attributable to Common Stockholders	$2,933,789	$1,775,851

Basic and Diluted Net Income per Share	$0.11	$0.08

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	25,738,225	22,801,394

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted for 2019 to include the stock issued in connection with the acquisition of Image.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$46,740,483	$(20,558,751)	$26,181,732	$37,743,900	$(17,890,487)	$19,853,413
Permits, licenses, and lease acquisition costs	11,053,673	(2,412,313)	8,641,360	10,305,521	(1,443,337)	8,862,184
Site location	849,347	(193,462)	655,885	849,347	(136,839)	712,508
Noncompetition agreements	626,000	(386,934)	239,066	626,000	(269,318)	356,682
Technology	1,128,000	(212,250)	915,750	138,000	(138,000)	-
Trade names and trademarks	3,602,202	(369,175)	3,233,027	722,200	(267,900)	454,300
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	4,507,089	-	4,507,089	2,032,494	-	2,032,494

Total	$68,534,794	$(24,160,885)	$44,373,909	$52,445,462	$(20,173,881)	$32,271,581

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 7.	INTANGIBLE ASSETS (Continued)

The future amortization associated with the intangible assets is as follows:

	December 31,
	2021	2022	2023	2024	2025	Thereafter	Total

Customer relationships	$3,132,966	$3,132,966	$3,132,966	$3,132,966	$3,132,966	$10,516,902	$26,181,732
Permits, licenses and lease acquisition costs	1,012,947	1,012,947	1,012,947	1,012,947	999,939	3,589,633	8,641,360
Site location	56,623	56,623	56,623	56,623	56,623	372,770	655,885
Noncompetition agreements	101,200	90,366	46,100	1,400	-	-	239,066
Technology	99,000	99,000	99,000	99,000	99,000	420,750	915,750
Trade names and trademarks	208,900	208,900	208,900	208,900	208,900	2,188,527	3,233,027

Total	$4,611,636	$4,600,802	$4,556,536	$4,511,836	$4,497,428	$17,088,582	$39,866,820

Amortization expense for the years ended  December 31, 2020 and 2019 was $3,987,003 and $10,471,973, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	100
Permits, licenses, and lease acquisition costs	102
Site location	139
Noncompetition agreements	26
Technology	111
Trade names and trademarks	186

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds.  Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as trading and reported at fair value, with any unrealized holding gains and losses during the period included in earnings. For the year ended December 31, 2020, gains on redemptions of U.S. Treasury securities held to maturity were $13,159.

	December 31,
	2020	2019

Certificates of deposit	$1,035,827	$987,599
Corporate bonds classified as trading	1,020,000	910,000
U.S. Treasury notes and corporate bond held to maturity	4,994,848	4,649,572

Total	$7,050,675	$6,547,171

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Marketable Equity Securities

During 2019, we began investing in marketable equity securities. Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  December 31, 2020 and 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, December 31, 2020	$68,205,548	$(4,169,066)	$64,036,482

Marketable equity securities, December 31, 2019	$49,554,926	$6,353,001	$55,907,927

U.S. Treasury Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading and available for sale as of  December 31, 2020 and 2019 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury trading securities, December 31, 2020	$37,766,133	$1,812	$37,767,945

U.S. Treasury securities available for sale, December 31, 2019	$75,488,863	$(79,664)	$75,409,199

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

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

Long-term investments consist of the following:

	December 31,
	2020	2019

U.S. Treasury securities, held to maturity	$286,015	$1,094,983
Certificates of deposit	-	380,753
Preferred stock	104,019	104,019
Non-voting preferred units of Dream Finders Holdings, LLC	-	12,000,000
Non-voting common units of Dream Finders Holdings, LLC	-	10,000,000
Yellowstone Acquisition Company warrants	4,786,263	-
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$24,234,782	$42,638,240

Equity Investments

During May 2018, we invested $19,058,485 in voting common stock of CB&T Holding Corporation, which we refer to as “CBT,” the privately held parent company of Crescent Bank & Trust. Our investment represents 14.99% of CBT’s outstanding common stock. CBT is a closely held corporation, whose majority ownership rests with one family.

In late December 2017, we invested $10 million in non-voting common units of Dream Finders Holdings LLC, which we refer to as “DFH”, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. During the first quarter of 2020, we obtained additional non-voting shares of DFH which increased our ownership in the company to approximately 5.6%. As a result, we began applying the equity method of accounting for our investment in DFH prospectively from January 1, 2020, the date we obtained the additional shares.

In May 2019, our subsidiary BOC DFH, LLC invested an additional $12 million in DFH through the purchase of preferred units. DFH was required to pay to us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units were convertible, at our option, into non-voting common units after May 29, 2020 and the remaining preferred units were convertible, at our option, into non-voting common units after May 29, 2021. The mandatory 14% preferred return increased if the preferred units purchased were not redeemed or converted within one year of purchase. Also, we obtained additional beneficial conversion terms if the preferred units were not redeemed by May 29, 2021. During the twelve months ended December 31, 2020, DFH redeemed all $12 million of the preferred units purchased in May 2019.

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

We reviewed our investments as of  December 31, 2020 and 2019 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $6,687,707 as of December 31, 2020, are managed by an entity controlled by a member of our board of directors.

24th Street Fund I & 24th Street Fund II

During 2020, we invested a total of $6,000,000 in two funds, 24th Street Fund I, LLC, and 24th Street Fund II, LLC, that are managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC.  The funds will focus on opportunities within secured lending and direct investments in commercial real estate.

Yellowstone Special Purpose Acquisition Company

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

Prior to the filing of the Yellowstone's Registration Statement on Form S-1, BOC Yellowstone purchased 5,750,000 shares of Yellowstone's Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. Between October 9, 2020, and December 31, 2020, BOC Yellowstone surrendered 2,350,276 shares of Class B common stock to Yellowstone for no consideration, resulting in an aggregate of 3,399,724 shares of Yellowstone's Class B common stock outstanding as of December 31, 2020. The shares of Class B common stock will automatically convert into shares of Yellowstone's Class A common stock on a one-for-one basis at the time of Yellowstone's initial business combination and are subject to certain transfer restrictions.

On October 26, 2020, Yellowstone consummated its initial public offering (the “IPO") of 12,500,000 units (the “Units”). Each Unit consisted of one share of Class A common stock of Yellowstone, par value $0.0001 per share, and one-half of one redeemable warrant of Yellowstone, each whole warrant entitling the holder thereof to purchase one whole share of Yellowstone's Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to Yellowstone of $125,000,000, and trade on the NASDAQ Stock Market, LLC under the ticker symbol “YSACU”.  After the securities comprising the units began separate trading, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “YSAC” and “YSACW,” respectively.

Also on October 26, 2020, simultaneously with the closing of the IPO, BOC Yellowstone purchased 7,500,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, for a total purchase price of $7,500,000. In the event that Yellowstone does not consummate a business combination within 15 months of its initial public offering, our shares of Yellowstone's Class B common stock and Private Placement Warrants will be used to redeem the shares of Class A common stock sold to the public (see Note 9 for discussion of Private Placement Warrant valuation).

On November 16, 2020, BOC Yellowstone transferred to BOC Yellowstone II LLC, which we refer to as “BOC Yellowstone II”, 206,250 shares of Class B common stock for no consideration. All other shares of Class B common stock are owned by BOC Yellowstone.  BOC Yellowstone sold to the lead investor in Yellowstone’s IPO a membership interest in BOC Yellowstone II for a purchase price of $309,375. Upon the completion of any business combination, BOC Yellowstone has agreed to transfer the 206,250 shares of Class B common stock to this investor. Any Class B common stock ultimately distributed to the investor is subject to all restrictions imposed on BOC Yellowstone, including but not limited to, waiver of redemption rights in connection with completion of any initial business combination and rights to liquidating distributions from Yellowstone's trust account if Yellowstone fails to complete an initial business combination. Any shares held by such investor will be subject to the anti-dilution provisions for the Class B common stock and the impact thereof. BOC Yellowstone is the sole managing member of BOC Yellowstone II. In connection with the underwriter's exercise of the over-allotment option on December 1, 2020, BOC Yellowstone purchased private placement warrants at a price of $1.00 per whole warrant to purchase an additional 219,779 shares of Class A common stock at a price of $11.50 per share.

As a result of Yellowstone's IPO, we ceased having a controlling financial interest in Yellowstone as of October 26, 2020. Additionally, as our retained investment in Yellowstone qualifies for equity-method accounting, we were required to remeasure our retained interest at fair value and include any resulting adjustments as part of a gain or loss recognized on deconsolidation. The fair value calculation related to our retained interest in Yellowstone is dependent upon company-specific adjustments applied to both the observable trading price of Yellowstone's Class A common stock and the transaction price of the November 16, 2020 sale to the lead investor in Yellowstone's IPO for a lack of marketability and the related risk of forfeiture should Yellowstone not consummate a business combination. As a result of the remeasurement of our retained interest in Yellowstone, a gain of $5,074,587 is included within "Unrealized gain (loss) on securities" within our consolidated statement of operations.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	December 31,
	2020	2019

Beginning of year	$771,805	$568,713
Additional investments in unconsolidated affiliates	16,025,000	264,834
Distributions received	(1,433,480)	(541,108)
Unrealized gain on initial investment in affiliate	5,074,587	-
Sale of interest in affiliate	(309,375)	-
Equity in income of unconsolidated affiliates	5,187,159	479,366

End of year	$25,315,696	$771,805

Combined summarized financial data for these affiliates is as follows:

	December 31,
	2020	2019

Revenue	$1,147,735,494	$19,374,109
Gross profit	176,953,564	6,731,623
Income from continuing operations	82,604,418	1,806,620
Net income	86,473,464	1,859,438

Note Receivable from Affiliate

On October 2, 2020, we provided an unsecured term loan of $20,000,000 to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on the term loan is approximately 14% and the loan matures on May 1, 2021.  Interest on unpaid principal accrues each calendar month and is due and payable monthly in arrears, on the first day of the next calendar month.  Monthly interest payments began on November 1, 2020 and will continue on the first day of each month until May 1, 2021, when the note matures. Beginning February 1, 2021, and on the first day of each month thereafter, payments of $5,000,000 are due such that all outstanding principal and interest is paid by the maturity date. Other than during the existence of an event of default, all monthly payments are applied first to the payment of unpaid and accrued interest, and finally to the payment of outstanding principal due.  Dream Finders Holdings, LLC has the right to prepay all or any portion of the note, but would be required to pay an amount equal to the excess of the interest which would have been due and payable if the note had not been prepaid prior to the maturity date.  Any prepayments require no less than ten days notice and must identify the aggregate principal amount of the note to be prepaid on such date as well as the related interest to be paid on the prepayment date.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 9.	FAIR VALUE

The fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value into three broad levels:

Level 1 — Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly, including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its own assumptions.

At December 31, 2020 and 2019, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At December 31, 2020 , the estimated fair value of our long-term debt was $23,839,007 which exceeds the carrying amount of $23,057,650.

As discussed within Note 8, in connection with Yellowstone's initial public offering, BOC Yellowstone purchased an aggregate 7,719,779 Private Placement Warrants at a price of $1.00 per whole warrant.  Each Private Placement Warrant is exercisable for one share of Yellowstone's Class A common stock at a price of $11.50 per share, and as such meet the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Private Placement Warrants are recorded at fair value and are classified in long-term "Investments" on the consolidated balance sheet.  The fair value of the Private Placement Warrants is classified as level 3 in the fair value hierarchy as the calculation is dependent upon company specific adjustments to the observable trading price of Yellowstone's public warrants for lack of marketability and related risk of forfeiture should no business combination occur. Subsequent changes in fair value will be recorded in the income statement during the period of the change.  As of December 31, 2020, our re-measurement resulted in an unrealized loss of $2,933,516 and is included within "Unrealized gain (loss) on securities" within our consolidated statement of operations.

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Realized Gains	Current Period
	Dec. 31, 2020	Assets	and (Losses)	Earnings (Loss)

Marketable equity securities, U.S. Treasury trading securities, and corporate bonds	$102,824,427	$102,824,427	$5,688,750	$(10,402,013)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 10.	INCOME TAX BENEFIT

The components of the income tax (provision) benefit for the years ended December 31, and the tax effects of temporary differences that give rise to deferred taxes at December 31, are as follows:

	December 31,
	2020	2019

Income tax (provision) benefit:
Current federal income tax expense (benefit)	$-	$513,201
Current state income tax expense (benefit)	-	161,781
Deferred federal income tax expense (benefit)	-	1,470,099
Deferred state income tax expense (benefit)	-	463,432

Total Income Tax Benefit Before Valuation Allowance	-	2,608,513

Valuation allowance	-	(2,608,513)

Deferred tax assets:
Net operating loss carryforward - all as of December 31, 2019	$-	$8,576,397
Net operating loss carryforward - federal as of December 31, 2020	5,252,159	-
Net operating loss carryforward - state as of December 31, 2020	1,825,565	-
2020 Tax credit carryforwards as of December 31, 2020	366,366	-
Intangibles	47,731	-
Lease liabilities	14,064,430	-
Premium adjustments and IBNR	776,456	-
Unrealized loss on securities	546,813	-
Valuation allowance	(6,616,758)	(6,642,866)

Net Deferred Tax Assets	$16,262,762	$1,933,531

Deferred tax liabilities:
Property and equipment	$(1,754,929)	$-
Right of use assets	(14,311,642)	-
Deferred acquisition costs	(187,002)	-
Investment in unconsolidated subsidiaries	(9,189)	-
Unrealized loss on securities	-	(1,732,696)
Other	-	(200,835)

Total Deferred Tax Liabilities	(16,262,762)	(1,933,531)

Net Deferred Tax Assets/Liabilities	$-	$-

Deferred taxes in the consolidated balance sheet are classified based upon the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability, are classified based upon the estimated period of reversal. The tax effects of temporary differences that give rise to deferred taxes are as follows:

At December 31, 2020, we have available federal tax operating loss carry forwards of approximately $25.0 million. This amount takes into consideration the reduction of $1.3 million that was the result of an IRS audit which concluded late summer of 2019. Of the $25.0 million, $10.8 million arose in years beginning before 2018. Tax operating loss carry forwards generated in years prior to 2018   may be applied against future taxable income and expire in 2035 through 2037. Tax operating loss carryovers arising in years after 2017 may be carried forward indefinitely. Tax years open to examination by federal taxing authorities include 2017 forward. We have available state tax operating loss carry forwards of approximately $30.0 million, which are available to reduce future taxable income and expire at various times and amounts.

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. Because of the historical losses before income taxes, management’s ability to rely on future expectations of taxable income is reduced and, therefore, in management’s judgment, the realization of its deferred tax assets is not more likely than not. As a result of the IPO of Dream Finders Homes, Inc. on  January 20, 2021 (see further discussion within Note 18), we expect the valuation allowance recorded related to our deferred tax assets as of  December 31, 2020 to be reversed in the first quarter of 2021.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 10.	INCOME TAX BENEFIT (Continued)

The reconciliation of the income tax provision, calculated at the U.S. Corporate tax rate of 21%, to our effective income tax rate is as follows:

	For the Year Ended December 31,
	2020	2019

Tax at statutory rate	$95,715	$-
Increase (decrease):
Permanent differences	5,422	-
State income tax expense (benefit), net of federal income taxes	27,712	-
Other	(102,741)	-
Less: valuation allowance	(26,108)	-
Income tax benefit	$-	$-

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date. None of our federal or state income tax returns are currently under examination by the Internal Revenue Service or state authorities. However, 2017 and later tax years remain subject to examination by either the Internal Revenue Service or respective states.

NOTE 11.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, January 1, 2019	1,824,419
Additions	85,294
Accretion expense	134,992
Liabilities settled	-
Balance, December 31, 2019	$2,044,705
Additions	96,864
Accretion expense	140,704
Liabilities settled	-
Balance, December 31, 2020	$2,282,273

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 12.	CAPITAL STOCK

In February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective by the SEC on February 9, 2018. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through August 20, 2019, we sold through Cowen an aggregate of 2,141,452 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $49,999,625. For the period from January 1 through August 20, 2019, we sold through Cowen 942,223 shares of our Class A common stock under this at-the-market offering, resulting in gross proceeds to us of $22,753,943 and net proceeds of $22,059,015 after offering costs of $694,928.

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we may offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. During the first half of fiscal 2020, we sold under the new "at the market" offering 40,455 shares of our Class A common stock for gross proceeds of $669,751. During the third and fourth quarters of fiscal 2020, we did not sell any shares of our Class A common stock under the new "at the market" offering. The shelf registration statement subsequently expired in February 2021.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 12.	CAPITAL STOCK (Continued)

At December 31, 2020, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. A summary of warrant activity for the years ended December 31, 2020 and December 31, 2019, is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of January 1, 2019	105,556	$9.95	6.5	$1,419,728
Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2019	105,556	$9.95	5.5	$1,170,616

Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2020	105,556	$9.95	4.5	$1,868,341

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 13.	LONG-TERM DEBT

On August 12, 2019, Link Media Holdings, Inc., (“Link”), a wholly owned subsidiary of Boston Omaha Corporation (“BOC”), which owns and operates BOC’s billboard businesses, entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $23,560,000 under the term loan portion of the facility and $5,000,000 under the revolving credit line of the facility (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses.

As of December 31, 2020, Link has borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021.

Long-term debt included within our consolidated balance sheet as of December 31, 2020 consists of Term Loan 1 and Term Loan 2 borrowings of $23,057,650, of which $1,282,504 is classified as current.  There were no amounts outstanding related to the revolving line of credit as of December 31, 2020.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending  December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters, with testing that commenced as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of December 31, 2020 and 2019.

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

The aggregate minimum principal payments required on long-term debt as of December 31, 2020 were as follows: $1,282,504 in 2021, $1,236,787 in 2022, $1,288,398 in 2023, $1,339,956 in 2024, $1,398,138 in 2025 and $16,511,867 thereafter.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

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

Operating Lease Cost

Operating lease cost for the year ended  December 31, 2020 is as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2020	December 31, 2019	Statement of Operations Classification

Lease cost	$6,328,994	$5,989,314	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	467,797	1,019,486	Cost of billboard revenues and general and administrative

Total Lease Cost	$6,796,791	$7,008,800

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2020	December 31, 2019

Cash payments for operating leases	$6,211,256	$5,776,931
New operating lease assets obtained in exchange for operating lease liabilities	$881,610	$6,551,279

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 14.	LEASES (Continued)

Operating Lease Assets and Liabilities

	December 31, 2020	December 31, 2019	Balance Sheet Classification

Lease assets	$52,849,492	$53,249,985	Other Assets: Right of use assets

Current lease liabilities	$4,354,664	$3,801,727	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	47,581,933	48,199,652	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$51,936,597	$52,001,379

Maturity of Operating Lease Liabilities

December 31, 2020

2021	$6,553,589
2022	6,058,577
2023	5,682,235
2024	5,197,230
2025	4,909,502
Thereafter	49,903,069

Total lease payments	78,304,202
Less imputed interest	(26,367,605)

Present Value of Lease Liabilities	$51,936,597

As of  December 31, 2020 our operating leases have a weighted-average remaining lease term of 17.64 years and a weighted-average discount rate of 4.84%.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

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

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona and Utah.

					Total
Year Ended December 31, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$13,645,962	$28,260,964	$3,836,537	$-	$45,743,463
Segment gross profit	6,955,759	16,988,615	3,290,431	-	27,234,805
Segment (loss) income from operations	(197,377)	607,542	388,960	(4,825,179)	(4,026,054)
Capital expenditures	-	4,354,770	43,806,659	734,749	48,896,178
Depreciation and amortization	484,495	6,636,205	571,003		7,691,703

					Total
Year Ended December 31, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$12,959,971	$28,429,167	$-	$-	$41,389,138
Segment gross profit	6,669,753	17,108,018	-	-	23,777,771
Segment loss from operations	(2,216,421)	(5,765,105)	-	(4,430,570)	(12,412,096)
Capital expenditures	46,868	11,728,650	-	-	11,775,518
Depreciation and amortization	1,179,450	12,394,691	-	-	13,574,141

					Total
As of December 31, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,160,424	$2,633,711	$247,428	$-	$4,041,563
Goodwill	8,719,294	97,572,994	18,154,158		124,446,446
Total assets	54,536,523	219,607,150	48,496,371	187,013,841	509,653,885

					Total
As of December 31, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,213,823	$2,976,720	$-	$-	$4,190,543
Goodwill	8,719,294	97,553,207	-	-	106,272,501
Total assets	45,956,410	224,258,311	-	166,693,489	436,908,210

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 16.	RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

	2020	2019
Losses and LAE at beginning of year	$1,203,493	$360,514

Provision for losses and LAE claims arising in:
Current year	2,221,844	1,590,858
Prior year	694,002	123,044
Total incurred	2,915,846	1,713,902
Losses and LAE payments for claims arising in:
Current year	1,182,375	856,778
Prior years	444,630	14,145
Total payments	1,627,005	870,923

Losses and LAE at end of year	$2,492,334	$1,203,493

For the year ended December 31, 2020, $444,630 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $168,846 favorable prior year development during the year ended December 31, 2020. Reserves remaining as of December 31, 2020 for prior years are $694,002 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2019, $14,145 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $223,137 favorable prior year development during the year ended December 31, 2019.

Reserves remaining as of December 31, 2019 for prior years were $123,044 as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables of $100,620 and $120,000 are included within Loss and Loss Adjustment Reserves as of December 31, 2020 and 2019, respectively.

NOTE 17.	CUSTODIAL RISK

As of December 31, 2020, we had approximately $50,117,343 in excess of federally insured limits on deposit with financial institutions.

NOTE 18.	SUBSEQUENT EVENTS

On January 20, 2021, Dream Finders Homes, Inc. announced the pricing of its initial public offering of 9,600,000 shares of Class A common stock at the initial public offering price of $13.00 per share. Shares of Class A common stock began trading on the NASDAQ Global Select Market under the symbol “DFH” on Thursday, January 21, 2021. Concurrent with the closing of the initial public offering, all of the outstanding non-voting common units and Series A preferred units of DFH were converted into shares of Class A common stock of Dream Finders Homes, Inc., and all of the outstanding common units of DFH LLC were converted into shares of Class B common stock of Dream Finders Homes, Inc. As a result, our previous equity interest in DFH was converted into 4,681,099 shares of DFH Class A common stock, which will no longer be accounted for under the equity method but marked to market each reporting period consistent with the other publicly traded equity securities we hold. In addition, one of our subsidiaries purchased 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering. At March 26, 2021, our total investment in DFH, based on its closing price on such date, was valued at over $111 million, before applying any required fair value adjustments or discounts related to the lack of marketability associated with our lock-up period. Any decrease in the value of DFH common stock before we can liquidate our holdings in DFH could materially adversely impact our operating results and our stockholders’ equity.

On January 25, 2021, DFH repaid the note receivable in full including the future scheduled interest payments prior to the maturity of the note.  The total prepayment amount, including interest which would have been due had the note not been prepaid, was $20,567,776.

On January 26, 2021, our subsidiary, LMH, acquired certain billboard assets and easements in Kansas from Thomas Outdoors, LLC. The purchase price for the acquired assets was $6,102,508.

Subsequent to December 31, 2020, Boston Omaha Corporation sold approximately $34,600,000 of its marketable equity securities.