Form 10-K/A
period 2020-12-31
BOSTON OMAHA Corp
filed 2021-05-24
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 28,520,555 shares of Class A common stock and 1,055,560 shares of Class B common stock as of May 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Boston Omaha Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the year then ended, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2021 (the “Original Filing”). Except as described below, no other information included in the Original Filing is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Filing.

Restatement Background

In the second quarter of 2021, the Company re-evaluated its accounting for its investment in Yellowstone Acquisition Company (“Yellowstone”), the special purpose acquisition company which the Company sponsored, and determined that it should consolidate Yellowstone pursuant to Accounting Standards Codification 810 “Consolidation” rather than account for it as an equity-method investee under ASC 323 “Equity Method and Joint Ventures.”

As a result of the foregoing, on May 13, 2021, the Board of Directors of the Company (the “Board”), concluded that the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020  (collectively, the “Non-Reliance Periods”), included in the Annual Report filed with the SEC on March 29, 2021 should no longer be relied upon due to the absence of the consolidated financial information of Yellowstone within the financial statements of the Company for the period from the date of Yellowstone's initial public offering on October 26, 2020  through December 31, 2020.

Accordingly on May 18, 2021, the Company announced that it would restate its historical financial results for the Non-Reliance Periods to reflect the change in accounting treatment for its investment in Yellowstone. Yellowstone’s accounts are included in the financial statements restated herein.  In connection with the restatement, the Company’s management reassessed the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 related to its risk assessment and controls over the accounting and financial reporting for the formation of Yellowstone Acquisition Company.  Specifically, the Company did not design and implement effective controls addressing the technical accounting complexities associated with the formation of a special purpose acquisition company. For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting, and the related material weakness see Part II, Item 9.A, “Controls and Procedures” of this Form 10-K/A.

The following items included in the Original Filing are amended by this Amendment:

Part I, Item 1. Business

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9.A. Controls and Procedures

Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence

Part IV, Item 15. Exhibits

In addition, the Company is including with this Form 10-K/A currently dated certifications from its principal executive officers and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

Except for the error described above and an additional error correction outlined in Note 2 to the financial statements, no other information included in the Original Filing is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

●	We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock;

●	Our investments in securities of other companies involve a substantial degree of risk;

●	Certain of our stockholders have the right to require the registration of up to 6,437,768 shares of our Class A common stock;

●	Our public warrants for shares of Yellowstone’s Class A common stock are accounted for as liabilities and the changes in the value of the warrants could have a material impact on our financial results; and

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

●

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as “BOC Yellowstone,” served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as “Yellowstone.”  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share.  BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owns approximately 20% of Yellowstone's issued and outstanding common stock. The purpose of the offering is to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance and broadband services businesses. Yellowstone allows us to pursue a minority interest in larger companies in other industries without diluting the equity interests of our Boston Omaha shareholders. Yellowstone is currently focusing on acquisition candidates in the homebuilding, home materials, financial services and commercial real estate management industries but is also able to pursue acquisition opportunities in other industries.  As of December 31, 2020, Yellowstone is consolidated within the financial statements included within this Form 10-K as we have concluded that Yellowstone is a Variable Interest Entity of which we are the primary beneficiary.  As such, our investment in Yellowstone, consisting of the Class B common stock (Founders Shares) and private placement warrants, is eliminated in consolidation.

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

●

Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and private placement warrants to purchase 7,719,779 shares of Class A common stock of Yellowstone. BOC Yellowstone is the sponsor of Yellowstone and under the terms of Yellowstone’s initial public offering completed in October 2020, which we refer to as the “Yellowstone IPO”, owns approximately 20% of Yellowstone’s issued and outstanding common stock. Following the Yellowstone IPO, BOC Yellowstone transferred 206,250 shares of Class B common stock to BOC Yellowstone II LLC, which we refer to as “BOC Yellowstone II”, and subsequently sold a membership interest in BOC Yellowstone II to an unaffiliated private investor in the initial public offering. This membership interest provides the investor the right to receive 206,250 of the Class B common shares held in BOC Yellowstone II upon release of the Class B common shares following a business combination. The investor paid $309,375 for its membership interest in BOC Yellowstone II. In the event that Yellowstone does not consummate a qualifying business combination on or before January 25, 2022, all Class A common stock sold in the initial public offering will be redeemed at $10.20 per share. As of December 31, 2020, Yellowstone is consolidated within the financial statements included within this Form 10-K as we have concluded that Yellowstone is a Variable Interest Entity of which we are the primary beneficiary.  As such, our investment in Yellowstone, consisting of the Class B common stock (Founders Shares) and private placement warrants, is eliminated in consolidation.

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

●

The 7,719,779 private placement warrants held by BOC Yellowstone were purchased at a price of $1.00 per whole warrant in a private placement that occurred simultaneously with the initial closing of the Yellowstone initial public offering. Each whole private placement warrant is exercisable for one whole share of Yellowstone Class A common stock at $11.50 per share. We have agreed that no officer or director of Boston Omaha Corporation will be eligible to receive any such warrants. These warrants will not, subject to certain limited exceptions, be transferable or saleable until 30 days after the completion of any business combination. The private placement warrants may also be exercised by BOC Yellowstone or its permitted transferees for cash or on a cashless basis. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in Yellowstone’s IPO, including as to exercise price, exercisability and exercise period, and may be redeemed by Yellowstone for shares of Class A common stock. As of December 31, 2020, Yellowstone is consolidated within the financial statements included within this Form 10-K/A as we have concluded that Yellowstone is a Variable Interest Entity of which we are the primary beneficiary.  As such, our private placement warrants as well as our Class B common stock are eliminated in consolidation.

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

As of December 31, 2020, we had approximately $45 million in unrestricted cash and $38 million short-term treasury securities. We also expect to continue to sell additional shares of our Class A common stock in the “at the market” offering if we deem the pricing attractive relative to our potential uses of capital. We currently expect that our current cash will be sufficient to fund existing operations for at least the next 12 months. Depending on the amount of significant acquisitions and investments we make, we may need to raise additional financing to make additional acquisitions and/or investments and expect to file a new shelf registration statement.

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

In 2020, we acted as the sponsor for the initial public offering of Yellowstone, a SPAC. We purchased Yellowstone Class B common stock and private placement warrants at a cost of approximately $7.8 million. As of December 31, 2020, Yellowstone is consolidated within the financial statements included within this Form 10-K as we have concluded that Yellowstone is a Variable Interest Entity of which we are the primary beneficiary.  As such, our investment in Yellowstone, consisting of the Class B common stock and private placement warrants, is eliminated in consolidation. Under the terms of the Yellowstone IPO, we are required to consummate a business combination by January 25, 2022. If we are unsuccessful in consummating a business combination by that date, we would likely lose our entire investment. If we do consummate a business combination by January 25, 2022, our Class B common stock remains subject to a lockup of at least 150 days following the completion of the business combination and there can be no assurance that any completed business combination will be successful.

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

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities that collectively own 42.1% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. As of December 31, 2020, we had minority investments totaling $655,784 in Logic, $53,494 in 24th Street Holding Co., $2,978,429 in 24th Street Fund I, and $3,000,000 in 24th Street Fund II. Brendan J. Keating, who is one of our directors, is the Manager of both Logic and 24th Street Holding Co. In addition, Alex B. Rozek and Adam K. Peterson, both of whom are our directors, are also directors of Yellowstone.

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

Warrants issued by Yellowstone are accounted for as liabilities and the changes in value of these warrants could have a material effect on our financial results.

The statement issued by the staff of the SEC in April 2021 (the "SEC Statement")  regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing the warrants issued by Yellowstone. In response to the SEC Statement, and in light of the inclusion of Yellowstone’s financial results in our consolidated financial statements, we reevaluated the accounting treatment of Yellowstone’s warrants issued to the public in Yellowstone’s initial public offering, and determined to classify the public warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within the public warrants issued by Yellowstone. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on these Yellowstone warrants each reporting period until such time as these warrants are no longer outstanding or we are no longer required to include Yellowstone’s financial results in our consolidated financial statements and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting in connection with our accounting for certain complex features associated with our ownership in Yellowstone, a special purpose acquisition company. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that the Company did not design and implement effective controls addressing the technical accounting complexities associated with the formation of and financial reporting for a special purpose acquisition company. This material weakness resulted in the restatement of our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.  Additionally, this material weakness could result in a misstatement of the recorded Yellowstone warrant liability, Yellowstone Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.  As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, and have and continue to regularly engage independent outside accounting firms to review these and other complex accounting matters, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include performing an assessment of risks of material misstatement associated with the accounting and financial reporting for the special purpose acquisition company and evaluating the assignment of responsibilities associated with the accounting for the Company's investment in Yellowstone, including considering hiring additional resources and providing additional training to existing resources. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to a significant and unusual transaction related to us sponsoring a special purpose acquisition company and our accounting for our investment in Yellowstone, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain effective internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

●

In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share.  BOC Yellowstone as the sponsor of Yellowstone and under the terms of the public offering, owns approximately 20% of the issued and outstanding common stock. The purpose of the offering is to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance and broadband services businesses. Yellowstone allows us to pursue a minority interest in larger companies in other industries without diluting the equity interests of our Boston Omaha shareholders. Yellowstone is currently focusing on acquisition candidates in the homebuilding, home materials, financial services and commercial real estate management industries but is also able to pursue acquisition opportunities in other industries. As of December 31, 2020, Yellowstone is consolidated within the financial statements included within this Form 10-K as we have concluded that Yellowstone is a Variable Interest Entity of which we are the primary beneficiary.  As such, our investment in Yellowstone, consisting of the Class B common stock (Founders Shares) and private placement warrants, is eliminated in consolidation.

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

●	Investment and other income at UCS decreased 4.6% in fiscal 2020 from $448,327 in fiscal 2019 due to the decline in interest rates over the past year.

Expenses.  For fiscal 2020 and fiscal 2019, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2020 (As Restated)		2019		2020 vs 2019
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$11,272,349	24.7%	$11,321,149	27.4%	$(48,800)
Cost of broadband revenues	546,106	1.2%	-	-	546,106
Cost of insurance revenues	6,690,203	14.6%	6,290,218	15.2%	399,985
Employee costs	13,041,388	28.5%	11,945,895	28.9%	1,095,493
Professional fees	4,186,841	9.2%	3,664,370	8.9%	522,471
General and administrative	6,595,872	14.4%	6,346,698	15.3%	249,174
Amortization	3,987,003	8.7%	10,471,973	25.3%	(6,484,970)
Depreciation	3,704,700	8.1%	3,102,168	7.5%	602,532
Loss on disposition of assets	199,555	0.4%	223,890	0.5%	(24,335)
Bad debt expense	373,649	0.8%	299,881	0.7%	73,768
Accretion	140,704	0.3%	134,992	0.3%	5,712
Total Costs and Expenses	$50,738,370	110.9%	$53,801,234	130.0%	$(3,062,864)

During fiscal 2020, we had total costs and expenses of $50,738,370, as compared to total costs and expenses of $53,801,234 in fiscal 2019. Total costs and expenses as a percentage of revenues decreased to 110.9% in fiscal 2020 from 130.0% in fiscal 2019. This improvement reflects our increase in total revenues and a reduction in amortization expense due to extending the amortization period from three years to ten years for customer relationships within our billboard segment during the fourth quarter of fiscal 2019. In fiscal 2020, cost of billboard revenues, cost of insurance revenues, employee costs, general and administrative expenses and amortization expense decreased as a percentage of total revenues when compared to fiscal 2019. Loss on disposition of assets, bad debt expense and accretion, primarily associated with our billboard business, remained relatively constant as a percentage of revenues.

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

●

Professional fees in fiscal 2020 were $4,186,841, or 9.2% of total revenues, as compared to $3,664,370, or 8.9% of total revenues, in fiscal 2019. Professional fees mainly include costs associated with third-party accounting, audit, legal, and acquisition related expenses. In addition, the consolidation of Yellowstone added $656,563 in professional fees in fiscal 2020.

●

General and administrative expenses in fiscal 2020 increased $249,174 from fiscal 2019. The increase was mainly driven by the consolidation of Yellowstone, which added $312,290 in general and administrative expenses, and the addition of our broadband services business in fiscal 2020. These increases were partially offset by lower general and administrative expenses within our billboard and insurance businesses.

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

Net Loss from Operations.  Net loss from operations in fiscal 2020 was $4,994,907, or 10.9% of total revenues, as compared to a net loss from operations of $12,412,096, or 30.0% of total revenues, in fiscal 2019. The decrease in net loss from operations in dollars was primarily due to increased revenue within our insurance operations, the addition of our broadband services operations, as well as a decrease in amortization expense after extending the amortization period from three years to ten years for customer relationships within our billboard segment. Our net loss from operations included $7,832,407 from non-cash amortization, depreciation and accretion expenses in fiscal 2020, as compared to $13,709,133 in fiscal 2019.

Other Income (Expense).  In fiscal 2020, we had net other income of $2,566,655. Net other income included $5,714,207 in realized gains mainly from the sale of large publicly traded equity securities held at Boston Omaha, $5,575,571 in equity in income of unconsolidated affiliates, interest income of $1,661,680 primarily derived from our DFH preferred units, interest on our short term loan to DFH, as well as from our investments in short-term treasury securities, and $1,074,539 in dividend income from public equity securities held by Boston Omaha. These items were partially offset by $10,399,932 from unrealized losses mainly on large publicly traded equity securities held by Boston Omaha as well as UCS and interest expense of $841,828 mainly incurred under Link's term loan which commenced in August 2019. During fiscal 2019, we had net other income of $10,930,831, which included $6,273,337 in unrealized gains on securities, $3,198,527 of interest income, $710,169 in dividend income, $572,181 in realized gains on disposition of investments, $479,366 in equity in income of unconsolidated affiliates, and $302,749 in interest expense.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. As stated above, we experienced unrealized losses of $10,399,932 in the value of our securities during fiscal 2020. This contrasts with unrealized gains in the value of our securities of $6,273,337 during fiscal 2019. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Loss Attributable to Common Stockholders.  We had a net loss attributable to common stockholders in the amount of $49,089 in fiscal 2020, or a loss per share of $0.00, based on 25,675,820 weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $1,486,923 in fiscal 2019, or a loss per share of $0.07, based on 22,778,405 weighted average shares outstanding.

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

Cash Flows

Cash Flows for Fiscal 2020 compared to Fiscal 2019. The table below summarizes our cash flows in dollars for fiscal 2020 and fiscal 2019:

	2020 (As Restated)	2019
Net cash provided by operating activities	$5,174,446	$9,613,549
Net cash used in investing activities	(169,399,964)	(60,626,598)
Net cash provided by financing activities	202,805,802	49,241,242
Net increase (decrease) in cash, cash equivalents, and restricted cash	$38,580,284	$(1,771,807)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $5,174,446 for fiscal 2020 compared to a net cash inflow of $9,613,549 for fiscal 2019. The net cash provided by operating activities for fiscal 2020 was primarily attributable to improved operating results within our billboard and insurance businesses, the addition of our broadband services business, and interest income and dividend income earned at Boston Omaha, which was offset primarily by a decrease in unearned premiums at UCS and an increase in interest expense incurred under Link's term loan which commenced in August 2019.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $169,399,964 for fiscal 2020 as compared with net cash used in investing activities of $60,626,598 for fiscal 2019. The net cash used in investing activities for fiscal 2020 is primarily attributable to our investments in U.S. Treasury trading securities, investments held in trust for Yellowstone, the purchase of certain billboard assets and easements in Nevada for $1,995,832, commencing our broadband services business with the acquisition of substantially all of the assets of FibAire for a cash purchase price of $12,341,242, the acquisition of substantially all of the assets of UBB for a cash purchase price of $21,282,960, investing $6,000,000 in 24th Street Fund I, LLC and 24th Street Fund II, LLC, the $20,000,000 loan to DFH to assist in financing an acquisition, and $113,201,966 in net outflows from sales and purchases of publicly traded equity securities mainly held at Boston Omaha and investments held in trust for Yellowstone. These investments were partially offset by DFH's $12,000,000 redemption of a portion of the preferred units.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $202,805,802 during fiscal 2020 as compared to net cash provided by financing activities of $49,241,242 during fiscal 2019. During fiscal 2020, net cash provided by financing activities mainly consisted of $135,988,980 in gross proceeds raised through Yellowstone's initial public offering, $58,880,000 in gross proceeds raised through our public offering of Class A common stock on June 2, 2020, $5,500,000 borrowed under Link's credit facility on August 31, 2020, gross proceeds of $669,751 raised through our “at the market" offering during April 2020 and collateral proceeds received at GIG of $10,006,075, offset by offering costs of $3,428,355 related to Boston Omaha's public offering and "at the market" offering, offering costs of $3,201,505 related to Yellowstone's initial public offering, and the purchase of the remaining thirty percent interest in SCS for $1,406,409.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016 and 2017, a surety insurance company we acquired in December 2016, broadband services providers whose assets we acquired in March 2020 and December 2020 and minority investments in several real estate management entities, a builder of residential homes, and a bank holding entity whose primary source of revenue is in subprime automobile lending. At December 31, 2020, we had approximately $45 million in unrestricted cash and approximately $38 million in U.S. Treasury trading securities. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and private placement warrants to purchase 7,719,779 shares of Class A common stock of Yellowstone. BOC Yellowstone is the sponsor of Yellowstone and under the terms of Yellowstone’s initial public offering completed in October 2020, which we refer to as the “Yellowstone IPO”, owns approximately 20% of Yellowstone’s issued and outstanding common stock. As of December 31, 2020, Yellowstone is consolidated within the financial statements included within this Form 10-K as we have concluded that Yellowstone is a Variable Interest Entity of which we are the primary beneficiary.  As such, our investment in Yellowstone, consisting of the Class B common stock (Founders Shares) and private placement warrants, is eliminated in consolidation.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. We have also taken steps to suspend the future issuance of certain rental surety bonds issued by UCS and have taken other steps to reduce certain costs of our operations. At December 31, 2020, we had approximately $45 million in unrestricted cash, $38 million in U.S. treasury securities and $64 million in marketable equity securities.

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

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and our consolidated subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest and variable interest entities in which we are the primary beneficiary in accordance with ASC 810, Consolidation. The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets.

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

Class A Common Stock Subject to Possible Redemption

As discussed in Note 18, all of the 13,598,898 Class A Common Stock sold as part of the Units in Yellowstone's Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with Yellowstone's liquidation, if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to Yellowstone's amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

Yellowstone recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are reflected as charges against additional paid in capital and accumulated deficit.

Warrants Accounting

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for warrants for shares of Yellowstone's common stock that are not indexed to Yellowstone's own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in our statement of operations as a non-cash gain or loss on the statements of operations. The fair value of the warrants was initially estimated using a binomial lattice model and is subsequently valued based upon the warrants' observable trading price (see Note 10).  There are no warrants for shares of Yellowstone's common stock that are indexed to Yellowstone's own stock.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 31, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020. Based upon their evaluation at that earlier time, our Chief Executive Officers and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with the participation of our Chief Executive Officers and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 because of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, the Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, under the supervision and with the participation of the Company’s principal executive officers and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013) (“COSO 2013 Framework”).

We completed the acquisitions of AireBeam and Utah Broadband in March and December of 2020, respectively. The acquired businesses are included in our 2020 consolidated financial statements and constitute 2.8% and 4.7% of consolidated total assets, respectively, and 1.6% and 2.1% of consolidated net assets (excluding goodwill and intangibles acquired), respectively, as of December 31, 2020.  AireBeam and Utah Broadband constitute 8.3% and less than 1% of consolidated revenues for the year ended December 31, 2020, respectively. As the acquisitions occurred in March and December of 2020, we excluded the acquisitions’ internal control over financial reporting from the scope of our assessment of the effectiveness of our internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of internal control over financial reporting of a recently acquired business may be omitted from our scope in the year of acquisition if specified conditions are satisfied.

Based on our assessment of the Company's internal control over financial reporting, the following control deficiencies in internal control over financial reporting were identified as of December 31, 2020.

The Company did not design and implement effective controls addressing the technical accounting complexities associated with the formation of and financial reporting for a special purpose acquisition company.  This deficiency was due to insufficient knowledge and experience of the Company’s personnel with respect to accounting complexities associated with the corporate governance and capital structure of special purpose acquisition companies, and the fact that the Company did not perform an effective risk assessment to identify and evaluate relevant risks of material misstatement associated with sponsoring and financial reporting for a special purpose acquisition company.

The control deficiency described above resulted in misstatements to the Company’s consolidated financial statements that were corrected after the issuance of the annual consolidated financial statements. This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting and, therefore, that our internal control over financial reporting was not effective as of December 31, 2020.

Management has been implementing and continues to implement measures designed to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. The remediation actions include performing an assessment of risks of material misstatement associated with the accounting and financial reporting for the special purpose acquisition company, evaluating the assignment of responsibilities associated with the accounting for the Company's investment in Yellowstone, including considering hiring additional resources and providing additional training to existing resources.

Management believes that these actions, and the improvements achieved as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As a result of the material weakness noted above, the Company completed additional substantive procedures prior to filing this Form 10-K/A for the year ended December 31, 2020. Based on these procedures, management believes that the Company’s consolidated financial statements included in this Form 10-K/A have been prepared in accordance with generally accepted accounting principles. The Company’s principal executive officers and principal financial officer have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this Form 10-K/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K/A. In addition, management developed a remediation plan for the identified material weakness, which is described above.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year, other than as described above related to the consolidation of Yellowstone, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting subsequent to the Original Filing.

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

10.9 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.11 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.12 (*)	$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC in favor of First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.13 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.14 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

10.15 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.16(*)	Term Loan 2 Promissory Note dated August 31, 2020 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 4, 2020.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1 (#)	Schedule of Subsidiaries of the Company.

23.1 (#)	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.

23.2 (#)	Consent of MaloneBailey, LLP, Independent Registered Public Accounting Firm.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

May 24, 2021

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

May 24, 2021

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

May 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	May 24, 2021
	Alex B. Rozek	(Principal Executive Officer)

/s/	Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	May 24, 2021
	Adam K. Peterson	(Principal Executive Officer)

/s/	Bradford B. Briner	Director	May 24, 2021
Bradford B. Briner

/s/	Brendan J. Keating	Director	May 24, 2021
Brendan J. Keating

/s/	Frank H. Kenan II	Director	May 24, 2021
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	May 24, 2021
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	May 24, 2021
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	May 24, 2021
	Joshua P. Weisenburger	(Principal Financial and Accounting Officer)

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

Correction of Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct certain misstatements.

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

As discussed in Note 16 to the consolidated financial statements, the goodwill balance related to the General Indemnity Group, LLC reportable segment as of December 31, 2020 was $8,719,294, which relates to the insurance brokerage operations and insurance carrier operations reporting units (collectively, “insurance reporting units”). As discussed in Note 3, the Company performs a goodwill impairment test annually at the reporting unit level and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This involves estimating the fair value of each reporting unit and comparing it to the carrying amount of the reporting unit. The Company employs a third-party valuation expert for its review of the reporting units.

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

As discussed in Note 7 to the consolidated financial statements, FIF AireBeam LLC (AireBeam), a wholly-owned subsidiary of the Company, acquired substantially all of the business assets of FibAire Communications, LLC (FibAire) on March 10, 2020, for an aggregate purchase price of $13,712,491 that was paid 90% in cash and with the issuance of 10% of the outstanding equity of AireBeam to the seller. The Company acquired, among other tangible and intangible assets, a customer relationship intangible asset for $1,480,000. Separately, FIF Utah LLC (FIF Utah) a wholly-owned subsidiary of the Company, acquired substantially all of the business assets of Utah Broadband, LLC (UBB) on December 29, 2020, for an aggregate purchase price of $26,603,700 that was paid 80% in cash and with the issuance of 20% of the outstanding equity of FIF Utah to the seller. The fair value allocation is preliminary and as of December 31, 2020 the Company is in the process of obtaining a final third-party valuation of the tangible and intangible assets. The Company acquired, among other tangible and intangible assets, a customer relationship intangible asset for $7,400,000.

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

Omaha, Nebraska
March 29, 2021, except for the effect of the restatement disclosed in Note 2, as to which the date is May 24, 2021

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

Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31
	(As Restated)
	2020	2019

Current Assets:
Cash and cash equivalents	$44,665,972	$16,028,514
Restricted cash	280,269	343,518
Investments held in trust - special purpose acquisition company	138,716,226	-
Accounts receivable, net	4,041,563	4,190,543
Interest receivable	286,768	456,827
Short-term investments	7,050,675	6,547,171
Note receivable from affiliate	20,000,000	-
Marketable equity securities	64,036,482	55,907,927
U. S. Treasury securities	37,767,945	75,409,199
Funds held as collateral assets	10,006,075	1,858,161
Prepaid expenses	2,197,342	1,422,637

Total Current Assets	329,049,317	162,164,497

Property and Equipment, net	48,508,272	36,825,019

Other Assets:
Goodwill	124,446,446	106,272,501
Intangible assets, net	44,373,909	32,271,581
Investments	19,448,519	42,638,240
Investments in unconsolidated affiliates	20,913,896	771,805
Deferred policy acquisition costs	690,555	2,349,699
Right of use assets	52,849,492	53,249,985
Other	427,020	364,883

Total Other Assets	263,149,837	237,918,694

Total Assets	$640,707,426	$436,908,210

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	December 31,
	(As Restated)
	2020	2019

Current Liabilities:
Accounts payable and accrued expenses	$6,825,081	$5,675,096
Short-term payables for business acquisitions	771,916	416,166
Lease liabilities	4,354,664	3,801,727
Funds held as collateral	10,006,075	1,858,161
Unearned premiums	3,955,363	8,035,756
Current maturities of long-term debt	1,282,504	504,170
Deferred underwriting fee payable	4,759,615	-
Deferred revenue	1,915,031	1,390,154

Total Current Liabilities	33,870,249	21,681,230

Long-term Liabilities:
Asset retirement obligations	2,282,273	2,044,705
Lease liabilities	47,581,933	48,199,652
Long-term debt, less current maturities	21,775,146	17,555,830
Other long-term liabilities	116,104	398,750
Warrants liability	8,431,315	-
Deferred tax liability	57,000	57,000

Total Liabilities	114,114,020	89,937,167

Redeemable Noncontrolling interest	145,027,149	1,730,058

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 26,175,555 and 22,455,100 shares issued and outstanding, respectively	26,176	22,455
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	424,204,641	367,029,421
Accumulated deficit	(42,665,616)	(21,811,947)

Total Stockholders' Equity	381,566,257	345,240,985

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$640,707,426	$436,908,210

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	(As Restated)
	2020	2019

Revenues:
Billboard rentals, net	$28,260,964	$28,429,167
Broadband services	3,836,537	-
Premiums earned	11,723,886	10,944,313
Insurance commissions	1,494,379	1,567,331
Investment and other income	427,697	448,327

Total Revenues	45,743,463	41,389,138

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	11,272,349	11,321,149
Cost of broadband revenues (exclusive of depreciation and amortization)	546,106	-
Cost of insurance revenues (exclusive of depreciation and amortization)	6,690,203	6,290,218
Employee costs	13,041,388	11,945,895
Professional fees	4,186,841	3,664,370
General and administrative	6,595,872	6,346,698
Amortization	3,987,003	10,471,973
Depreciation	3,704,700	3,102,168
Loss on disposition of assets	199,555	223,890
Bad debt expense	373,649	299,881
Accretion	140,704	134,992

Total Costs and Expenses	50,738,370	53,801,234

Net Loss from Operations	(4,994,907)	(12,412,096)

Other Income (Expense):
Interest income	1,661,680	3,198,527
Dividend income	1,074,539	710,169
Equity in income of unconsolidated affiliates	5,575,571	479,366
Unrealized (loss) gain on securities	(10,399,932)	6,273,337
Gain on disposition of investments	5,714,207	572,181
Remeasurement of warrant liability	(217,582)	-
Interest expense	(841,828)	(302,749)

Net Loss Before Income Taxes	(2,428,252)	(1,481,265)
Income Tax (Provision) Benefit	-	-

Net Loss	(2,428,252)	(1,481,265)
Noncontrolling interest in subsidiary loss (income)	2,379,163	(5,658)

Net Loss Attributable to Common Stockholders	$(49,089)	$(1,486,923)

Basic and Diluted Net Loss per Share	$(0.00)	$(0.07)
Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	25,675,820	22,778,405

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Stockholders' equity January 1, 2019	21,029,324	1,055,560	$21,029	$1,056	$335,518,323	$(20,325,024)	$315,215,384

Stock issued for cash	1,391,103	-	1,391	-	32,203,341	-	32,204,732

Stock issued for business acquisition	34,673	-	35	-	710,068		710,103

Increase in redeemable noncontrolling interest	-	-	-	-	(378,821)	-	(378,821)

Offering costs	-	-	-	-	(1,023,490)	-	(1,023,490)

Net loss attributable to common stockholders, December 31, 2019	-	-	-	-	-	(1,486,923)	(1,486,923)

Stockholders' equity December 31, 2019	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

Stock issued for cash	3,720,455	-	3,721	-	59,546,030	-	59,549,751

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	323,649	-	323,649

Decrease in redeemable noncontrolling interest of broadband subsidiary	-	-	-	-	434,281	-	434,281

Contributions from noncontrolling interest	-	-	-	-	299,615	-	299,615

Offering costs	-	-	-	-	(3,428,355)	-	(3,428,355)

Adjustment to increase NCI to maximum redemption value (As Restated)	-	-	-	-	-	(20,804,580)	(20,804,580)

Net loss attributable to common stockholders, December 31, 2020 (As Restated)	-	-	-	-	-	(49,089)	(49,089)

Stockholders' equity December 31, 2020 (As Restated)	26,175,555	1,055,560	$26,176	$1,056	$424,204,641	$(42,665,616)	$381,566,257

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	(As Restated)
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(2,428,252)	$(1,481,265)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	3,972,875	3,621,195
Depreciation, amortization, and accretion	7,832,407	13,709,133
Loss on disposition of assets	199,555	223,890
Bad debt expense	373,649	299,881
Equity in earnings of unconsolidated affiliates	(5,575,571)	(479,366)
Unrealized losses (gains) on securities	10,399,932	(6,273,337)
Remeasurement of warrant liability	217,582	-
Issuance costs related to warrant liability	509,899	-
Gain on disposition of investments	(5,714,207)	(572,181)
Changes in operating assets and liabilities:
Accounts receivable	(23,669)	(25,980)
Interest receivable	170,059	(423,275)
Prepaid expenses	(757,117)	(593,537)
Distributions from unconsolidated affiliates	1,433,480	541,108
Deferred policy acquisition costs	1,659,144	(937,451)
Other assets	(24,790)	(89,651)
Accounts payable and accrued expenses	740,112	1,988,287
Lease liabilities	(3,855,126)	(3,408,812)
Unearned premiums	(4,080,393)	3,100,446
Deferred revenue	124,877	414,464
Net Cash Provided by Operating Activities	5,174,446	9,613,549

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(500)	(1,964,990)
Proceeds from disposition of assets	-	44,275
Business acquisitions, net of cash acquired	(33,624,202)	(7,473,891)
Purchase of preferred units	-	(12,000,000)
Redemption of preferred units	12,000,000	-
Investment in unconsolidated affiliates	(6,000,000)	(264,834)
Purchases of equipment and related assets	(8,573,296)	(2,812,228)
Issuance of note receivable from affiliate	(20,000,000)	-
Proceeds from sales of investments	779,815,640	1,153,720,175
Purchase of investments	(893,017,606)	(1,189,875,105)
Net Cash Used in Investing Activities	(169,399,964)	(60,626,598)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	(As Restated)
	2020	2019

Cash Flows from Financing Activities:
Proceeds from issuance of stock	59,549,751	32,204,732
Proceeds from issuance of stock within SPAC	135,988,980	-
Contributions from non-controlling interest	299,615	-
Purchase of non-controlling interest in subsidiary	(1,406,409)	-
Proceeds from long-term debt	5,500,000	18,060,000
Principal payments of long-term debt	(502,350)	-
Receipt of funds held as collateral	10,006,075	-
Offering costs within SPAC	(3,201,505)	-
Offering costs	(3,428,355)	(1,023,490)
Net Cash Provided by Financing Activities	202,805,802	49,241,242

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	38,580,284	(1,771,807)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	16,372,032	18,143,839
Cash, Cash Equivalents, and Restricted Cash, End of Year	$54,952,316	$16,372,032

Interest Paid in Cash	$823,715	$236,654
Income Taxes Paid in Cash	$-	$-

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

On September 25, 2020, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of units of a special purpose acquisition company (“SPAC”) named Yellowstone Acquisition Company, which we refer to as “Yellowstone”. Yellowstone completed its initial public offering on October 26, 2020 (see Note 18 for further discussion).

NOTE 2.	Restatement of Previously Issued Financial Statements

We previously accounted for our investment in Yellowstone under the equity method of accounting.  In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC dated April 12, 2021 (the “SEC Staff Statement”), the Company re-evaluated its accounting for its investment in Yellowstone under Accounting Standards Codification 810, Consolidation.

Based on our evaluation of the facts and circumstances, we concluded that our investment in Yellowstone, which provides us with the right, among others, to appoint the board members of Yellowstone, represents a controlling financial interest in the entity requiring consolidation of the entity.  As a result, we are reclassifying our investment in Yellowstone to reflect the full consolidation of Yellowstone. Our previously recognized investment in Yellowstone, which consisted of shares of Yellowstone's Class B common stock accounted for under the equity method of accounting as well as warrants to purchase shares of Yellowstone's Class A common stock which were accounted for as derivative assets recorded at fair value, is now eliminated in consolidation.

We are also correcting an error within our Statement of Cash Flows relating to the reporting of funds held as collateral to present them as restricted cash with the associated cash inflows included within cash flows from financing activities.  The funds held as collateral reside within money market accounts and we are restricted as to their use, but the funds meet the definition of cash and cash equivalents and should be reported within the statement of cash flows.

The below table summarizes the effect of the restatement on each financial statement line item as of the date, and for the period, indicated.  The effects of the restatement are incorporated within Notes 3, 4, 7, 9, 10, 11, 16, 18 and 19 to the financial statements.

	December 31, 2020
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Cash and cash equivalents	$43,543,778	$1,122,194	$44,665,972
Investments held in trust - special purpose acquisition company	-	138,716,226	138,716,226
Prepaid expenses	1,794,155	403,187	2,197,342
Total Current Assets	188,807,710	140,241,607	329,049,317
Investments	24,234,782	(4,786,263)	19,448,519
Investments in unconsolidated affiliates	25,315,696	(4,401,800)	20,913,896
Total Other Assets	272,337,903	(9,188,066)	263,149,837
Total Assets	509,653,885	131,053,541	640,707,426
Accounts payable and accrued expenses	6,361,778	463,303	6,825,081
Deferred underwriting fee payable	-	4,759,615	4,759,615
Total Current Liabilities	28,647,331	5,222,918	33,870,249
Warrants liability	-	8,431,315	8,431,315
Total liabilities	100,459,787	13,654,233	114,114,020
Redeemable Noncontrolling interest	6,318,389	138,708,760	145,027,149
Accumulated deficit	(21,356,164)	(21,309,452)	(42,665,616)
Total Stockholders' Equity (Deficit)	$402,875,709	$(21,309,452)	$381,566,257

Statement of Operations
Professional fees	$3,530,278	$656,563	$4,186,841
General and administrative	6,283,582	312,290	6,595,872
Total Costs and Expenses	49,769,517	968,853	50,738,370
Net Loss from Operations	(4,026,054)	(968,853)	(4,994,907)
Equity in income (loss) of unconsolidated affiliates	5,187,159	388,412	5,575,571
Unrealized (loss) gain on securities	(8,260,941)	(2,138,991)	(10,399,932)
Gain on disposition of investments	5,701,909	12,298	5,714,207
Remeasurement of warrant liability	-	(217,582)	(217,582)
Income (Loss) Before Income Taxes	496,464	(2,924,716)	(2,428,252)
Noncontrolling interest in subsidiary (income) loss	(40,681)	2,419,844	2,379,163
Net income (loss) Attributable to Common Stockholders	455,783	(504,872)	(49,089)
Basic and Diluted Net Loss per Share	$0.02	$(0.02)	$0.00

Statement of Cash Flows
Net income (loss)	$496,464	$(2,924,716)	$(2,428,252)
Equity in earnings of unconsolidated affiliates	(5,187,159)	(388,412)	(5,575,571)
Unrealized losses (gains) on securities	8,260,941	2,138,991	10,399,932
Remeasurement of warrant liability	-	217,582	217,582
Issuance costs related to warrant liability	-	509,899	509,899
Gain on disposition of investments	(5,701,909)	(12,298)	(5,714,207)
Prepaid expenses	(353,930)	(403,187)	(757,117)
Accounts payable and accrued expenses	276,806	463,306	740,112
Net Cash Provided by Operating Activities	5,573,281	(398,835)	5,174,446
Purchase of Yellowstone warrants	(7,719,779)	7,719,779	-
Investment in unconsolidated affiliates	(5,715,625)	(284,375)	(6,000,000)
Proceeds from sales of investments	513,815,641	265,999,999	779,815,640
Purchase of investments	(488,315,757)	(404,701,849)	(893,017,606)
Net Cash Used in Investing Activities	(38,133,518)	(131,266,446)	(169,399,964)
Proceeds from issuance of stock within SPAC	-	135,988,980	135,988,980
Receipt of funds held as collateral	-	10,006,075	10,006,075
Offering costs within SPAC	-	(3,201,505)	(3,201,505)
Net Cash Provided by Financing Activities	60,012,252	142,793,550	202,805,802
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$27,452,015	$11,128,269	$38,580,284

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated)

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and our consolidated subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest and a variable interest entity, Yellowstone, in which we are the primary beneficiary in accordance with ASC 810, Consolidation. The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets.  All significant intercompany profits, losses, transactions and balances have been eliminated in consolidation.

Variable Interest Entities (VIEs)

We determine whether an entity is a VIE and, if so, whether it should be consolidated by utilizing judgments and estimates that are inherently subjective. Our determination of whether an entity in which we hold a direct or indirect variable interest is a VIE is based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

We analyze any investments in VIEs to determine if we are the primary beneficiary. In evaluating whether we are the primary beneficiary, we evaluate our direct and indirect economic interests in the entity. A reporting entity is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE. Determining which reporting entity, if any, has a controlling financial interest in a VIE is primarily a qualitative approach focused on identifying which reporting entity has both: (i) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of that analysis requires the exercise of judgment.

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually.

Our consolidated subsidiaries include:

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

BOC Yellowstone II LLC which we refer to as “BOC Yellowstone II”

Fiber is Fast, LLC which we refer to as "FIF"

FIF AireBeam LLC, which we refer to as “AireBeam”

FIF Utah LLC, which we refer to as “FIF Utah”

Yellowstone Acquisition Company, which we refer to as "Yellowstone"

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated) (Continued)

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated) (Continued)

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated) (Continued)

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated) (Continued)

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

The more significant areas requiring the use of management estimates relate to allocation of asset acquisition price between tangible and intangible assets, useful lives for depreciation, amortization and accretion, impairment of goodwill, valuation of insurance loss reserves, and the valuation of deferred tax assets and liabilities. Accordingly, actual results could differ from those estimates. During the fourth quarter of 2019, management extended the useful lives of certain intangible assets (see further discussion within Note 8).

Fair Value Measurements

We determine the fair value of our financial instruments using the fair value hierarchy, which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Subsequent Events

We have performed an evaluation of subsequent events through the date on which the financial statements are issued.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated) (Continued)

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated) (Continued)

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

Redeemable Noncontrolling Interest (As Restated)

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. At December 31, 2020, Redeemable Noncontrolling Interests recorded within our Consolidated Balance Sheets relate to our Broadband subsidiaries (see Note 7) and our Special Purpose Acquisition Company (see Note 18).  At December 31, 2019, the Redeemable Noncontrolling Interest recorded within our Consolidated Balance Sheets relates to one of our Insurance subsidiaries which was redeemed during 2020.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated) (Continued)

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

Class A Common Stock Subject to Possible Redemption (As Restated)

As discussed in Note 18, all of the 13,598,898 Class A Common Stock sold as part of the Units in Yellowstone's Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with Yellowstone's liquidation, if there is a stockholder vote or tender offer in connection with a business combination and in connection with certain amendments to Yellowstone's second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are effected by charges against additional paid in capital and accumulated deficit. At December 31, 2020, Yellowstone's Class A Common Stock subject to possible redemption is included within "Redeemable noncontrolling Interest" in our Consolidated Balance Sheets.

Warrants Liability (As Restated)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for warrants for shares of Yellowstone's common stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in our statement of operations. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the warrants was estimated using a binomial lattice model (see Note 10), with subsequent measurement based on observable trading prices of the warrants.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (As Restated) (Continued)

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

NOTE 4.	RESTRICTED CASH (As Restated)

Restricted cash consists of the following:

	December 31,
	2020	2019

Insurance premium escrow	$280,269	$343,518

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	December 31,
	(As Restated)
	2020	2019

Cash and cash equivalents	$44,665,972	$16,028,514
Funds held as collateral	10,006,075	-
Restricted cash	280,269	343,518

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$54,952,316	$16,372,032

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2020	2019

Trade accounts	$3,537,864	$3,346,215
Premiums	832,221	971,963
Allowance for doubtful accounts	(328,522)	(127,635)

Total Accounts Receivable, net	$4,041,563	$4,190,543

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2020	2019

Structures and displays	$42,858,525	$41,320,458
Fiber, towers, and broadband equipment	11,358,650	-
Vehicles and equipment	2,522,810	1,245,210
Office furniture and equipment	2,150,729	990,810
Accumulated depreciation	(10,382,442)	(6,731,459)

Total Property and Equipment, net	$48,508,272	$36,825,019

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

NOTE 7.     BUSINESS ACQUISITIONS (As Restated)

2020 Acquisitions

During the year ended December 31, 2020, we completed two acquisitions of  broadband service providers and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Broadband Acquisitions

FIF AireBeam

On March 10, 2020, FIF AireBeam, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire", a broadband services provider, as well as other assets used in the business operations owned by entities related to FibAire. The acquisition was accounted for as a business combination under the provisions of ASC 805. Under the terms of the asset purchase agreement, all purchased assets were sold on a debt-free basis to AireBeam. The total purchase price of $13,712,491 was paid 90% in cash and the remaining 10% of the purchase price was paid by issuing to FibAire 10% of the outstanding equity of AireBeam. $1,851,186 of the cash proceeds will be held in escrow for a minimum of one year from the closing to provide indemnification for certain representations and warranties made by FibAire in the asset purchase agreement. At any time, FibAire has the option, but not the obligation, to sell AireBeam its entire ownership interest in AireBeam. AireBeam would be obligated to purchase the units and pay for the purchase over a three-year period if FibAire elects to exercise this option. At any time after December 31, 2023, AireBeam has the option, but not the obligation, to purchase FibAire’s ownership interest in AireBeam, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses. The 10% interest outstanding owned by FibAire is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheet.

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

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 7.     BUSINESS ACQUISITIONS (As Restated) (Continued)

2020 Acquisitions (Continued)

Broadband Acquisitions

FIF Utah

On December 29, 2020, FIF Utah, our wholly-owned subsidiary, acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as “UBB”, a broadband services provider, as well as other assets used in the business operations owned by entities related to UBB. Under the terms of the Agreement, FIF Utah will assume only certain liabilities of UBB. The total purchase price of $26,603,700 was paid 80% in cash and the remaining 20% of the purchase price was paid by issuing to UBB 20% of the outstanding equity of FIF Utah. A portion of the cash purchase price will be held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of UBB under the Agreement. At any time, UBB has the option, but not the obligation, to sell FIF Utah its entire ownership interest in FIF Utah. FIF Utah would be obligated to purchase the units and pay for the purchase over a three-year period if UBB elects to exercise this option. Subject to the occurrence of certain future events, FIF Utah has the option, but not the obligation, to purchase UBB’s ownership interest in FIF Utah, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.  The 20% interest outstanding owned by UBB is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheet.

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

NOTE 7.     BUSINESS ACQUISITIONS (As Restated) (Continued)

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

NOTE 7.     BUSINESS ACQUISITIONS (As Restated) (Continued)

Pro Forma Information (Restated)

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

	For the Year Ended
	December 31,
	(As Restated)
	2020	2019

Revenue	$55,925,700	$55,824,936

Net Income Attributable to Common Stockholders	$2,428,915	$1,775,851

Basic and Diluted Net Income per Share	$0.09	$0.08

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	25,675,820	22,801,394

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted for 2019 to include the stock issued in connection with the acquisition of Image.

NOTE 8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$46,740,483	$(20,558,751)	$26,181,732	$37,743,900	$(17,890,487)	$19,853,413
Permits, licenses, and lease acquisition costs	11,053,673	(2,412,313)	8,641,360	10,305,521	(1,443,337)	8,862,184
Site location	849,347	(193,462)	655,885	849,347	(136,839)	712,508
Noncompetition agreements	626,000	(386,934)	239,066	626,000	(269,318)	356,682
Technology	1,128,000	(212,250)	915,750	138,000	(138,000)	-
Trade names and trademarks	3,602,202	(369,175)	3,233,027	722,200	(267,900)	454,300
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	4,507,089	-	4,507,089	2,032,494	-	2,032,494

Total	$68,534,794	$(24,160,885)	$44,373,909	$52,445,462	$(20,173,881)	$32,271,581

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 8.	INTANGIBLE ASSETS (Continued)

The future amortization associated with the intangible assets is as follows:

	December 31,
	2021	2022	2023	2024	2025	Thereafter	Total

Customer relationships	$3,132,966	$3,132,966	$3,132,966	$3,132,966	$3,132,966	$10,516,902	$26,181,732
Permits, licenses and lease acquisition costs	1,012,947	1,012,947	1,012,947	1,012,947	999,939	3,589,633	8,641,360
Site location	56,623	56,623	56,623	56,623	56,623	372,770	655,885
Noncompetition agreements	101,200	90,366	46,100	1,400	-	-	239,066
Technology	99,000	99,000	99,000	99,000	99,000	420,750	915,750
Trade names and trademarks	208,900	208,900	208,900	208,900	208,900	2,188,527	3,233,027

Total	$4,611,636	$4,600,802	$4,556,536	$4,511,836	$4,497,428	$17,088,582	$39,866,820

Amortization expense for the years ended  December 31, 2020 and 2019 was $3,987,003 and $10,471,973, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	100
Permits, licenses, and lease acquisition costs	102
Site location	139
Noncompetition agreements	26
Technology	111
Trade names and trademarks	186

NOTE 9.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (As Restated)

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 9.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (As Restated) (Continued)

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 9.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (As Restated) (Continued)

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

Long-term investments consist of the following:

	December 31,
	(As Restated)
	2020	2019

U.S. Treasury securities, held to maturity	$286,015	$1,094,983
Certificates of deposit	-	380,753
Preferred stock	104,019	104,019
Non-voting preferred units of Dream Finders Holdings, LLC	-	12,000,000
Non-voting common units of Dream Finders Holdings, LLC	-	10,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$19,448,519	$42,638,240

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 9.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (As Restated) (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $687,707 as of December 31, 2020, are managed by an entity controlled by a member of our board of directors.

24th Street Fund I & 24th Street Fund II

During 2020, we invested a total of $6,000,000 in two funds, 24th Street Fund I, LLC, and 24th Street Fund II, LLC, that are managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC.  The funds will focus on opportunities within secured lending and direct investments in commercial real estate.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 9.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (As Restated) (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	December 31,
	(As Restated)
	2020	2019

Beginning of year	$771,805	$568,713
Additional investments in unconsolidated affiliates	16,000,000	264,834
Distributions received	(1,433,480)	(541,108)
Equity in income of unconsolidated affiliates	5,575,571	479,366

End of year	$20,913,896	$771,805

Combined summarized financial data for these affiliates is as follows:

	December 31,
	(As Restated)
	2020	2019

Revenue	$1,147,735,494	$19,374,109
Gross profit	176,953,564	6,731,623
Income from continuing operations	82,992,830	1,806,620
Net income	86,847,498	1,859,438

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 10.	FAIR VALUE (As Restated)

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

At December 31, 2020 and 2019, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, accounts payable, liability-classified warrants, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At December 31, 2020 , the estimated fair value of our long-term debt was $23,839,007 which exceeds the carrying amount of $23,057,650.

Warrants

We have determined that the public warrants issued in connection with Yellowstone's initial public offering in October 2020 are subject to treatment as a liability. We utilized a binomial lattice model to value the warrants as of their issuance date, and subsequently marked them to market based upon their observable trading price with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability at October 26, 2020 was determined using Level 2 and Level 3 inputs. The key assumptions in the option pricing model utilized relate to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of Yellowstone's Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

Our re-measurement of the public warrants from Yellowstone’s IPO date to December 31, 2020 resulted in a loss of $217,582 which is included within "Remeasurement of warrant liability" within our consolidated statement of operations. The warrants were classified as Level 1 instruments as of December 31, 2020.

Marketable Equity Securities, U.S. Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

Total Changes
	Total Carrying	Quoted Prices		in Fair Values
	Amount in	in Active		Included in
	Consolidated	Markets for	Realized Gains	Current Period
	Balance Sheet	Identical	and (Losses)	Earnings (Loss)
	Dec. 31, 2020	Assets	(As Restated)	(As Restated)

Marketable equity securities, U.S. Treasury trading securities, and corporate bonds	$102,824,427	$102,824,427	$5,701,048	$(10,399,932)

NOTE 11.	INCOME TAXES (As Restated)

The components of the income tax (provision) benefit for the years ended December 31, and the tax effects of temporary differences that give rise to deferred taxes at December 31, are as follows:

	December 31,
	(As Restated)
	2020	2019

Income tax (provision) benefit:
Current federal income tax expense (benefit)	$(44,486)	$513,201
Current state income tax expense (benefit)	(12,894)	161,781
Deferred federal income tax expense (benefit)	(1,579,511)	1,470,099
Deferred state income tax expense (benefit)	2,224,254	463,432

Total Income Tax Benefit Before Valuation Allowance	587,363	2,608,513

Valuation allowance	(587,363)	(2,608,513)

Deferred tax assets:
Net operating loss carryforward - all as of December 31, 2019	$-	$8,576,397
Net operating loss carryforward - federal as of December 31, 2020	5,278,699	-
Net operating loss carryforward - state as of December 31, 2020	1,833,257	-
2020 Tax credit carryforwards as of December 31, 2020	366,366	-
Intangibles	47,731	-
Lease liabilities	14,064,430	-
Premium adjustments and IBNR	776,456	-
Unrealized loss on securities	1,126,052	-
Valuation allowance	(7,230,229)	(6,642,866)

Net Deferred Tax Assets	$16,262,762	$1,933,531

Deferred tax liabilities:
Property and equipment	$(1,754,929)	$-
Right of use assets	(14,311,642)	-
Deferred acquisition costs	(187,002)	-
Investment in unconsolidated subsidiaries	(9,189)	-
Unrealized loss on securities	-	(1,732,696)
Other	-	(200,835)

Total Deferred Tax Liabilities	(16,262,762)	(1,933,531)

Net Deferred Tax Assets/Liabilities	$-	$-

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 11.	INCOME TAXES (As Restated) (Continued)

The reconciliation of the income tax provision, calculated at the U.S. Corporate tax rate of 21%, to our effective income tax rate is as follows:

	For the Year Ended December 31,
	(As Restated)
	2020	2019

Tax at statutory rate	$(280,069)	$-
Increase (decrease):	-
Permanent differences	5,422	-
State income tax expense (benefit), net of federal income taxes	(12,894)	-
Other	(299,822)	-
Less: valuation allowance	587,363	-
Income tax benefit	$-	$-

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

NOTE 12.	ASSET RETIREMENT OBLIGATIONS

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 13.	CAPITAL STOCK

The authorized common stock of the Company includes up to 38,838,884 shares of Class A common stock and 1,161,116 shares of Class B Common Stock.  Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and other economic rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

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

A summary of warrant activity for the years ended December 31, 2020 and December 31, 2019, is presented in the following table:

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 16.	INDUSTRY SEGMENTS (As Restated)

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

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona and Utah.

					Total
Year Ended December 31, 2020 (As Restated)	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$13,645,962	$28,260,964	$3,836,537	$-	$45,743,463
Segment gross profit	6,955,759	16,988,615	3,290,431	-	27,234,805
Segment (loss) income from operations	(197,377)	607,542	388,960	(5,794,032)	(4,994,907)
Capital expenditures	-	4,354,770	43,806,659	734,749	48,896,178
Depreciation and amortization	484,495	6,636,205	571,003		7,691,703

					Total
Year Ended December 31, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$12,959,971	$28,429,167	$-	$-	$41,389,138
Segment gross profit	6,669,753	17,108,018	-	-	23,777,771
Segment loss from operations	(2,216,421)	(5,765,105)	-	(4,430,570)	(12,412,096)
Capital expenditures	46,868	11,728,650	-	-	11,775,518
Depreciation and amortization	1,179,450	12,394,691	-	-	13,574,141

					Total
As of December 31, 2020 (As Restated)	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,160,424	$2,633,711	$247,428	$-	$4,041,563
Goodwill	8,719,294	97,572,994	18,154,158		124,446,446
Total assets	54,536,523	219,607,150	48,496,371	318,067,382	640,707,426

					Total
As of December 31, 2019	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,213,823	$2,976,720	$-	$-	$4,190,543
Goodwill	8,719,294	97,553,207	-	-	106,272,501
Total assets	45,956,410	224,258,311	-	166,693,489	436,908,210

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2020 and 2019

NOTE 17.	RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

NOTE 18.	SPECIAL PURPOSE ACQUISITION COMPANY (As Restated)

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

Prior to the filing of Yellowstone's Registration Statement on Form S-1, BOC Yellowstone purchased 5,750,000 shares of Yellowstone's Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. Between October 9, 2020, and December 31, 2020, BOC Yellowstone surrendered 2,350,276 shares of Class B common stock to Yellowstone for no consideration, resulting in an aggregate of 3,399,724 shares of Yellowstone's Class B common stock outstanding as of December 31, 2020. The shares of Class B common stock will automatically convert into shares of Yellowstone's Class A common stock on a one-for-one basis at the time of Yellowstone's initial business combination and are subject to certain transfer restrictions.

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

Also on October 26, 2020, simultaneously with the closing of the IPO, BOC Yellowstone purchased 7,500,000 warrants at a purchase price of $1.00 per warrant, for a total purchase price of $7,500,000. In the event that Yellowstone does not consummate a business combination within 15 months of its initial public offering, our shares of Yellowstone's Class B common stock and warrants will be used to redeem the shares of Class A common stock sold to the public.

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

On December 1, 2020, the underwriters' over-allotment option was exercised resulting in the purchase of an additional 1,098,898 Units. In connection with the underwriter's exercise of the over-allotment option on December 1, 2020, BOC Yellowstone purchased warrants at a price of $1.00 per whole warrant to purchase an additional 219,779 shares of Class A common stock at a price of $11.50 per share.

All of the 13,598,898 shares of Class A Common Stock sold as part of the Units in Yellowstone's public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with a business combination and in connection with certain amendments to Yellowstone’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company classifies all shares of Yellowstone's Class A Common Stock as redeemable noncontrolling interest within temporary equity and recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable noncontrolling interest to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are effected through charges against accumulated deficit. Earnings and losses are shared pro rata between Yellowstone's Class A common stock and Class B common stock.

Yellowstone’s assets that are measured at fair value on a recurring basis at December 31, 2020 are comprised of $138,716,226 of marketable U.S. treasury securities held in the Trust Account, all of which are classified as Level 1 instruments within the fair value hierarchy.

NOTE 19.	CUSTODIAL RISK (As Restated)

As of December 31, 2020, we had approximately $50,982,625 in excess of federally insured limits on deposit with financial institutions.

NOTE 20.	SUBSEQUENT EVENTS

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

On April 1, 2021, our subsidiary, GIG, acquired 100% of the membership units of an insurance brokerage company for a purchase price $2,225,000. The membership units were acquired for the purpose of expanding our presence in the surety and fidelity insurance business in the United States.

On April 6, 2021, we closed on the previously announced underwritten public offering of our Class A common stock, par value $0.001 per share (“Class A common stock”), at a price to the public of $25.00 per share, for a total of 2,645,000 shares, of which 2,345,000 shares were sold by us, including 345,000 shares issued as a result of the underwriters’ exercise in full of their option to purchase additional shares, and 300,000 shares were sold by a selling stockholder. The offering results in total gross proceeds to us of approximately $58.6 million, before deducting the underwriting discount and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholder.