Form 10-Q
period 2021-03-31
BOSTON OMAHA Corp
filed 2021-05-24
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

FOR THE PERIOD ENDED March 31, 2021

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2021 and 2020

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2021	2020

Current Assets:
Cash and cash equivalents	$84,312,352	$44,665,972
Restricted cash	308,458	280,269
Investments held in trust - special purpose acquisition company	138,730,613	138,716,226
Accounts receivable, net	3,599,835	4,041,563
Interest receivable	9,238	286,768
Short-term investments	5,359,719	7,050,675
Note receivable from affiliate	-	20,000,000
Marketable equity securities	143,990,739	64,036,482
U. S. Treasury securities	54,499,260	37,767,945
Funds held as collateral assets	9,903,614	10,006,075
Prepaid expenses	2,338,669	2,197,342

Total Current Assets	443,052,497	329,049,317

Property and Equipment, net	51,311,183	48,508,272

Other Assets:
Goodwill	127,064,878	124,446,446
Intangible assets, net	44,759,735	44,373,909
Investments	19,445,630	19,448,519
Investments in unconsolidated affiliates	6,575,423	20,913,896
Deferred policy acquisition costs	664,982	690,555
Right of use assets	56,676,028	52,849,492
Other	553,888	427,020

Total Other Assets	255,740,564	263,149,837

Total Assets	$750,104,244	$640,707,426

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2021	2020

Current Liabilities:
Accounts payable and accrued expenses	$7,057,708	$6,825,081
Short-term payables for business acquisitions	364,416	771,916
Lease liabilities	4,024,439	4,354,664
Funds held as collateral	9,903,614	10,006,075
Unearned premiums	3,784,864	3,955,363
Current maturities of long-term debt	1,195,128	1,282,504
Deferred underwriting fee payable	4,759,615	4,759,615
Deferred revenue	2,140,859	1,915,031

Total Current Liabilities	33,230,643	33,870,249

Long-term Liabilities:
Asset retirement obligations	2,095,703	2,282,273
Lease liabilities	51,659,325	47,581,933
Long-term debt, less current maturities	21,568,147	21,775,146
Other long-term liabilities	116,105	116,104
Warrants liability	6,255,493	8,431,315
Deferred tax liability	20,574,225	57,000

Total Liabilities	135,499,641	114,114,020

Redeemable Noncontrolling Interest	149,259,571	145,027,149

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 26,175,555 shares issued and outstanding	26,176	26,176
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	423,545,789	424,204,641
Retained earnings (accumulated deficit)	41,772,011	(42,665,616)

Total Stockholders' Equity	465,345,032	381,566,257

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$750,104,244	$640,707,426

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2021	2020

Revenues:
Billboard rentals, net	$7,153,685	$7,215,766
Broadband services	3,795,037	267,251
Premiums earned	1,786,564	3,454,058
Insurance commissions	400,177	332,791
Investment and other income	69,556	140,314

Total Revenues	13,205,019	11,410,180

Costs and Expenses:

Cost of billboard revenues (exclusive of depreciation and amortization)	2,861,747	2,950,554
Cost of broadband revenues (exclusive of depreciation and amortization)	756,213	75,423
Cost of insurance revenues (exclusive of depreciation and amortization)	1,129,210	1,503,862
Employee costs	4,242,147	3,133,145
Professional fees	1,093,983	1,287,155
General and administrative	2,167,680	1,718,304
Amortization	1,165,172	951,821
Depreciation	1,146,804	831,510
Loss on disposition of assets	35,567	18,919
Bad debt expense	60,183	84,697
Accretion	32,091	34,762

Total Costs and Expenses	14,690,797	12,590,152

Net Loss from Operations	(1,485,778)	(1,179,972)

Other Income (Expense):
Interest income	601,652	509,479
Dividend income	132,495	390,791
Equity in income of unconsolidated affiliates	140,297	465,665
Unrealized gain (loss) on securities	104,467,952	(24,745,513)
Gain on disposition of investments	2,840,170	26,268
Remeasurement of warrant liability	2,175,824	-
Interest expense	(235,326)	(194,415)

Net Income (Loss) Before Income Taxes	108,637,286	(24,727,697)
Income tax (provision) benefit	(20,517,226)	-

Net Income (Loss)	88,120,060	(24,727,697)
Noncontrolling interest in subsidiary income	(3,682,433)	(6,541)

Net Income (Loss) Attributable to Common Stockholders	$84,437,627	$(24,734,238)

Basic and Diluted Net Income (Loss) per Share	$3.09	$(1.05)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	27,299,946	23,510,660

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning balance, December 31, 2019	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

Offering costs	-	-	-	-	(2,252)	-	(2,252)

Decrease in noncontrolling interest due to redemption	-	-	-	-	323,649	-	323,649

Net loss attributable to common stockholders, March 31, 2020	-	-	-	-	-	(24,734,238)	(24,734,238)

Ending balance, March 31, 2020	22,455,100	1,055,560	$22,455	$1,056	$367,350,818	$(46,546,185)	$320,828,144

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning balance, December 31, 2020	26,175,555	1,055,560	$26,176	$1,056	$424,204,641	$(42,665,616)	$381,566,257

Offering costs	-	-	-	-	(108,863)	-	(108,863)

Increase in redeemable noncontrolling interest	-	-	-	-	(549,989)	-	(549,989)

Net income attributable to common stockholders, March 31, 2021	-	-	-	-	-	84,437,627	84,437,627

Ending balance, March 31, 2021	26,175,555	1,055,560	$26,176	$1,056	$423,545,789	$41,772,011	$465,345,032

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$88,120,060	$(24,727,697)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of right of use assets	1,115,663	1,002,379
Depreciation, amortization, and accretion	2,344,067	1,818,093
Deferred income taxes	20,517,226	-
Loss on disposition of assets	35,567	18,919
Bad debt expense	60,183	84,697
Equity in earnings of unconsolidated affiliates	(140,297)	(465,665)
Change in warrant liability	(2,175,824)	-
Unrealized (gain) loss on securities	(104,467,952)	24,745,513
Gain on disposition of investments	(2,840,170)	(26,268)
Changes in operating assets and liabilities:
Accounts receivable	392,013	(726,680)
Interest receivable	277,530	163,775
Prepaid expenses	(49,284)	246,685
Distributions from unconsolidated affiliates	1,598,623	98,100
Deferred policy acquisition costs	25,573	77,606
Other assets	(3,007)	99,729
Accounts payable and accrued expenses	232,627	(1,301,124)
Lease liabilities	(1,067,943)	(1,037,464)
Unearned premiums	(170,499)	(532,148)
Deferred revenue	225,828	350,666

Net Cash Provided by (Used in) Operating Activities	4,029,984	(110,884)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(407,500)	(500)
Business acquisitions, net of cash acquired	(6,102,508)	(14,310,533)
Proceeds from redemption of preferred units	-	6,000,000
Principal payments received on note receivable from affiliate	20,000,000	-
Investment in unconsolidated affiliate	-	(1,500,000)
Purchase of non-controlling interest in subsidiary	-	(1,406,409)
Purchases of equipment and related assets	(2,624,259)	(599,059)
Proceeds from sales of investments	543,408,036	265,921,609
Purchase of investments	(518,225,946)	(218,274,275)

Net Cash Provided by Investing Activities	36,047,823	35,830,833

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Three Months Ended
	March 31,
	2021	2020

Cash Flows from Financing Activities:
Principal payments of long-term debt	$(294,375)	$-
Return of funds held as collateral	(102,461)	-
Offering costs	(108,863)	(2,252)

Net Cash Used in Financing Activities	(505,699)	(2,252)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	39,572,108	35,717,697
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	54,952,316	16,372,032

Cash, Cash Equivalents, and Restricted Cash, End of Period	$94,524,424	$52,089,729

Interest Paid in Cash	$232,212	$194,415

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Three Months Ended
	March 31,
	2021	2020

Increase in redeemable noncontrolling interest of broadband subsidiary	$549,989	$1,397,790

(Decrease) in redeemable noncontrolling interest of insurance subsidiary	-	(323,649)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

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

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through 2021, we have completed eighteen additional acquisitions of outdoor advertising businesses.

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

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited consolidated financial position and the unaudited consolidated results of operations for interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended  December 31, 2020 and 2019 as reported in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which we refer to as the “SEC,” on March 29, 2021, have been omitted.

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

BOC Yellowstone which we refer to as "BOC Yellowstone"

BOC Yellowstone II LLC which we refer to as “BOC Yellowstone II”

Fiber is Fast, LLC which we refer to as "FIF"

FIF AireBeam LLC, which we refer to as “AireBeam”

FIF Utah LLC, which we refer to as “FIF Utah”

Yellowstone Acquisition Company, which we refer to as "Yellowstone"

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $152,255 and $100,114 for the three months ended March 31, 2021 and 2020, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions. We determine whether we are the primary beneficiary of a VIE at the time we become involved with a variable interest entity and reconsider that conclusion continually. We consolidate any VIE of which we are the primary beneficiary.

Income Taxes

We compute our year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pre-tax income or loss and adjust the provision for discrete tax items recorded in the period.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 18, all of the 13,598,898 Class A Common Stock sold as part of the Units in Yellowstone's Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Yellowstone's liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to Yellowstone's second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

Yellowstone recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. Yellowstone's Common A Common Stock subject to redemption is included within "Redeemable Noncontrolling Interest" within our consolidated Balance Sheets.

Warrants Liability

We account for warrants for shares of Yellowstone's common stock that are not indexed to Yellowstone's own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in our statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants issued in connection with Yellowstone's Public Offering has been measured based on the listed market price of such Warrants (see Note 9).

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	March 31,	December 31,
	2021	2020

Insurance premium escrow	$308,458	$280,269

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$84,312,352	$44,665,972
Funds held as collateral	9,903,614	10,006,075
Restricted cash	308,458	280,269

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$94,524,424	$54,952,316

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2021	2020

Trade accounts	$2,992,647	$3,537,864
Premiums	854,971	832,221
Allowance for doubtful accounts	(247,783)	(328,522)

Total Accounts Receivable, net	$3,599,835	$4,041,563

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2021	2020

Structures and displays	$44,440,750	$42,858,525
Fiber, towers, and broadband equipment	13,222,378	11,358,650
Vehicles and equipment	2,887,970	2,522,810
Office furniture and equipment	2,265,098	2,150,729
Accumulated depreciation	(11,505,013)	(10,382,442)

Total Property and Equipment, net	$51,311,183	$48,508,272

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1,146,804 and $831,510, respectively. For the three months ended March 31, 2021 and 2020, we realized losses on the disposition of assets in the amount of $35,567 and $18,919 , respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2021 Acquisitions

During the first quarter of 2021, we completed one acquisition of billboard assets accounted for as a business combination under the provisions of ASC 805. A summary of the acquisition is provided below.

Billboard Acquisition

On January 26, 2021, our subsidiary, LMH, acquired from Thomas Outdoors, LLC, which we refer to as “Thomas”, 238 billboard structures and related assets located in Kansas for a purchase price of $6,102,508 paid in cash. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Midwestern United States. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for structures and permits.  Our preliminary purchase price allocation related to Thomas includes property, plant and equipment, intangibles and goodwill of $1,706,708, $1,551,000 and $2,618,431, respectively, as well as other net assets of $226,369.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2020 Acquisitions

During the year ended December 31, 2020, we completed two acquisitions of  broadband service providers and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Broadband Acquisitions

FIF AireBeam

On March 10, 2020, FIF AireBeam, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire", a broadband services provider, as well as other assets used in the business operations owned by entities related to FibAire. The acquisition was accounted for as a business combination under the provisions of ASC 805. Under the terms of the asset purchase agreement, all purchased assets were sold on a debt-free basis to AireBeam. The total purchase price of $13,712,491 was paid 90% in cash and the remaining 10% of the purchase price was paid by issuing to FibAire 10% of the outstanding equity of AireBeam. $1,851,186 of the cash proceeds will be held in escrow for a minimum of one year from the closing to provide indemnification for certain representations and warranties made by FibAire in the asset purchase agreement. At any time, FibAire has the option, but not the obligation, to sell AireBeam its entire ownership interest in AireBeam. AireBeam would be obligated to purchase the units and pay for the purchase over a three-year period if FibAire elects to exercise this option. At any time after December 31, 2023, AireBeam has the option, but not the obligation, to purchase FibAire’s ownership interest in AireBeam, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses. The 10% interest outstanding owned by FibAire is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheets.

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

FIF Utah

On December 29, 2020, FIF Utah, our wholly-owned subsidiary, acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as “UBB”, a broadband services provider, as well as other assets used in the business operations owned by entities related to UBB. Under the terms of the Agreement, FIF Utah will assume only certain liabilities of UBB. The total purchase price of $26,603,700 was paid 80% in cash and the remaining 20% of the purchase price was paid by issuing to UBB 20% of the outstanding equity of FIF Utah. A portion of the cash purchase price will be held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of UBB under the Agreement. At any time, UBB has the option, but not the obligation, to sell FIF Utah its entire ownership interest in FIF Utah. FIF Utah would be obligated to purchase the units and pay for the purchase over a three-year period if UBB elects to exercise this option. Subject to the occurrence of certain future events, FIF Utah has the option, but not the obligation, to purchase UBB’s ownership interest in FIF Utah, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses. The 20% interest outstanding owned by UBB is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheets.

Due to the timing of the transaction, the initial accounting for the business combination is incomplete. In order to develop our preliminary fair values, we utilized asset information received from UBB and fair value allocation benchmarks from similar completed transactions. We are currently in the process of assessing UBB’s documentation of contracts related to customer relationships, detailed structure reports, operating leases, and asset retirement obligations, and also assessing the fair value of the 20% interest issued to UBB; and therefore the initial allocation of the purchase price is subject to refinement.

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

For the Three Months Ended March 31, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2020. For all of the business acquisitions depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	For the Three Months Ended
	March 31,
	2021	2020

Revenue	$13,285,225	$14,992,668

Net Income (Loss) Attributable to Common Stockholders	$84,462,282	$(23,861,040)

Basic and Diluted Earnings (Loss) per Share	$3.09	$(1.01)

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	27,299,946	23,510,660

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$48,087,482	$(21,353,075)	$26,734,407	$46,740,483	$(20,558,751)	$26,181,732
Permits, licenses, and lease acquisition costs	11,257,673	(2,665,384)	8,592,289	11,053,673	(2,412,313)	8,641,360
Site location	849,347	(207,426)	641,921	849,347	(193,462)	655,885
Noncompetition agreements	626,000	(414,405)	211,595	626,000	(386,934)	239,066
Trade names and trademarks	3,602,202	(421,107)	3,181,095	3,602,202	(369,175)	3,233,027
Technology	1,128,000	(236,661)	891,339	1,128,000	(212,250)	915,750
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	4,507,089	-	4,507,089	4,507,089	-	4,507,089

Total	$70,085,793	$(25,326,058)	$44,759,735	$68,534,794	$(24,160,885)	$44,373,909

Future Amortization

The future amortization associated with the intangible assets is as follows:

	March 31,
	2021	2022	2023	2024	2025	Thereafter	Total

Customer relationships	$3,267,666	$3,267,666	$3,267,666	$3,267,666	$3,267,666	$10,396,077	$26,734,407
Permits, licenses, and lease acquisition costs	1,033,348	1,033,348	1,033,348	1,033,348	1,013,202	3,445,695	8,592,289
Site location	56,623	56,623	56,623	56,623	56,623	358,806	641,921
Noncompetition agreements	97,450	83,462	29,843	840	-	-	211,595
Trade names and trademarks	208,900	208,900	208,900	208,900	208,900	2,136,595	3,181,095
Technology	99,000	99,000	99,000	99,000	99,000	396,339	891,339

Total	$4,762,987	$4,748,999	$4,695,380	$4,666,377	$4,645,391	$16,733,512	$40,252,646

Amortization expense for the three months ended March 31, 2021 and 2020 was $1,165,172 and $951,821, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	98
Permits, licenses, and lease acquisition costs	100
Site location	136
Noncompetition agreements	23
Trade names and trademarks	183
Technology	108

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds.  Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as trading and reported at fair value, with any unrealized holding gains and losses during the period included in earnings. For the three months ended March 31, 2021, losses on redemptions of U.S. Treasury securities held to maturity were $23,904.

	March 31,	December 31,
	2021	2020

Certificates of deposit	$417,625	$1,035,827
Corporate bonds available for sale	-	1,020,000
U.S. Treasury notes and corporate bond	4,942,094	4,994,848

Total	$5,359,719	$7,050,675

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy, with the exception of our DFH shares (see Note 9 below). Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  March 31, 2021 and December 31, 2020 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, March 31, 2021	$43,684,885	$100,305,854	$143,990,739

Marketable equity securities, December 31, 2020	$68,205,548	$(4,169,066)	$64,036,482

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of March 31, 2021 and December 31, 2020 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury securities, March 31, 2021	$54,494,536	$4,724	$54,499,260

U.S. Treasury securities, December 31, 2020	$37,766,133	$1,812	$37,767,945

U.S. Treasury Securities held in Trust

Yellowstone's U.S. treasury securities held in the Trust Account are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate.

Long-term Investments

Long-term investments consist of certificates of deposit having maturity dates in excess of twelve months, U.S. Treasury securities, and certain equity investments. The certificates of deposit and U.S. Treasury securities have maturity dates ranging from 2022 through 2023. We have the intent and the ability to hold the certificates of deposit and U.S. Treasury securities to maturity. Certificates of deposit and U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	March 31,	December 31,
	2021	2020

U.S. Treasury securities, held to maturity	$283,126	$286,015
Preferred stock	104,019	104,019
Voting common stock of CBT Holding Corporation	19,058,485	19,058,485

Total	$19,445,630	$19,448,519

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

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

We reviewed our investments as of March 31, 2021 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $560,579 on March 31, 2021, are managed by an entity controlled by a member of our board of directors.

Dream Finders Homes, Inc.

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

In May 2019, our subsidiary BOC DFH, LLC invested an additional $12 million in DFH through the purchase of preferred units. DFH was required to pay to us a mandatory preferred return of at least 14% per annum on such preferred units and 25% of our preferred units were convertible, at our option, into non-voting common units after May 29, 2020 and the remaining preferred units were convertible, at our option, into non-voting common units after May 29, 2021. The mandatory 14% preferred return increased if the preferred units purchased were not redeemed or converted within one year of purchase. Also, we obtained additional beneficial conversion terms if the preferred units were not redeemed by May 29, 2021. During 2020, DFH redeemed all $12 million of the preferred units purchased in May 2019.

On January 20, 2021, Dream Finders Homes, Inc. announced the pricing of its initial public offering of 9,600,000 shares of Class A common stock at the initial public offering price of $13.00 per share. Shares of Class A common stock began trading on the NASDAQ Global Select Market under the symbol “DFH” on Thursday, January 21, 2021. Concurrent with the closing of the initial public offering, all of the outstanding non-voting common units and Series A preferred units of DFH were converted into shares of Class A common stock of Dream Finders Homes, Inc., and all of the outstanding common units of DFH LLC were converted into shares of Class B common stock of Dream Finders Homes, Inc. As a result, our previous equity interest in DFH was converted into 4,681,099 shares of DFH Class A common stock, which are no longer accounted for under the equity method but marked to market each reporting period consistent with the other publicly traded equity securities we hold. In addition, one of our subsidiaries purchased 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering. At  March 31, 2021, our total investment in DFH, based on its closing price on such date, was valued at over $115 million, before applying any required fair value adjustments or discounts related to the lack of marketability associated with our lock-up period.

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

24th Street Fund I & 24th Street Fund II

During 2020, we invested a total of $6,000,000 in two funds, 24th Street Fund I, LLC, and 24th Street Fund II, LLC, that are managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC, which we currently own approximately 49.9% of both directly and indirectly through our ownership in Logic.  The funds will focus on opportunities within secured lending and direct investments in commercial real estate.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	March 31,	December 31,
	2021	2020

Beginning of period	$20,913,896	$771,805
Additional investment in unconsolidated affiliates	-	16,000,000
Distributions received	(1,598,623)	(1,433,480)
Reclassificaton of investment in affiliate to marketable securities	(12,880,147)	-
Equity in income of unconsolidated affiliates	140,297	5,575,571

End of period	$6,575,423	$20,913,896

Combined summarized financial data for these affiliates is as follows:

	March 31,
	2021	2020

Revenue	$9,416,765	$191,751,459
Gross profit	6,637,948	25,787,988
Income from continuing operations	20,713	7,382,036
Net (loss) income	$(453,471)	$6,517,748

Note Receivable from Affiliate

On October 2, 2020, we provided an unsecured term loan of $20,000,000 to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on the term loan is approximately 14% with a scheduled maturity of May 1, 2021. Monthly interest payments began on November 1, 2020 and were scheduled to continue on the first day of each month until May 1, 2021.  On January 25, 2021, DFH repaid the note receivable in full including the future scheduled interest payments prior to the maturity of the note.  The total prepayment, including future scheduled interest, was $20,567,776.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

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

At March 31, 2021 and December 31, 2020, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At March 31, 2021, the estimated fair value of our long-term debt was $23,512,618 which exceeds the carrying amount of $22,763,275.

Warrants

We have determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 are subject to treatment as a liability. We utilized a binomial lattice model to value the warrants as of their issuance date, and subsequently mark them to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from  December 31, 2020 to March 31, 2021 resulted in a gain of $2,175,824 which is included within "Remeasurement of warrant liability" within our Consolidated Statements of Operations. The Warrants were classified as Level 1 as of March 31, 2021 and December 31, 2020.

DFH Class A Common Stock

The fair value calculation related to our shares of DFH’s Class A common stock is dependent upon Level 3 adjustments applied to the observable trading price of the shares for a lack of marketability related to our lock-up period pursuant to Rule 144A of the Securities Act of 1933. As a result of the adjustment, a discount of $5,633,703 is included within "Unrealized gain (loss) on securities" within our consolidated statement of operations.  The lock-up period specific to Rule 144A will expire during the second quarter of 2021.

Investments Held in Trust - Special Purpose Acquisition Company

Assets held in the Trust Account related to Yellowstone are comprised of $138,730,613 of marketable U.S. treasury securities, all of which are classified as Level 1 within the fair value hierarchy.

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Other than as described above related to our shares of DFH's Class A common stock, substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Realized Gains	Current Period
	March 31, 2021	Assets	and (Losses)	Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$198,489,999	$204,123,702	$2,864,074	$104,467,952

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2020	$2,282,273
Additions	92,574
Liabilities settled	(311,235)
Accretion expense	32,091

Balance, March 31, 2021	$2,095,703

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 11.     CAPITAL STOCK

In February 2018, we filed a shelf registration statement with the SEC allowing us to sell up to $200,000,000 of our securities. This registration statement was declared effective by the SEC on February 9, 2018. This shelf registration expired in February 2021. We subsequently entered into a Sales Agreement with Cowen and Company, LLC, which we refer to as “Cowen,” relating to the sale of shares of our Class A common stock to be offered. In accordance with the terms of the Sales Agreement, we may offer and sell from time to time up to $50,000,000 of shares of our Class A common stock through Cowen acting as our agent. Cowen is not required to sell any specific amount of securities, but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between Cowen and us. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement will be an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From March 2018 through August 20, 2019, we sold through Cowen an aggregate of 2,141,452 shares of our Class A common stock under this “at the market” offering, resulting in gross proceeds to us of $49,999,625. For the period from January 1, through August 20, 2019, we sold through Cowen 942,223 shares of our Class A common stock under this at-the-market offering, resulting in gross proceeds to us of $22,753,943 and net proceeds of $22,059,015 after offering costs of $694,928.

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

On March 30, 2021, we filed a new shelf registration statement on Form S-3ASR (Registration No. 333-254870) which was effective upon filing with the SEC. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. The shelf registration statement may also be used by one or more selling security holders to be identified in the future of our securities. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

Our Board of Directors also authorized us to enter into written trading plans under Rule 10b5- 1 of the Securities Exchange Act of 1934, which we refer to as the “Exchange Act.” Adopting a trading plan that satisfies the conditions of Rule 10b5- 1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. Under any Rule 10b5- 1 trading plan, our third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase our Class A common stock in accordance with the terms of the plan. We may from time to time, enter into Rule 10b5- 1 trading plans to facilitate the repurchase of our Class A common shares pursuant to our Repurchase Program.

At March 31, 2021, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the three months ended March 31, 2021 is presented in the following table.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 11.     CAPITAL STOCK (Continued)

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2020	105,556	$9.95	4.50	$1,868,341

Issued	-
Exercised	-
Expired	-

Outstanding as of March 31, 2021	105,556	$9.95	4.25	$2,069,953

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

As of March 31, 2021, Link has borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021.

Long-term debt included within our consolidated balance sheet as of March 31, 2021 consists of Term Loan 1 and Term Loan 2 borrowings of $22,763,275, of which $1,195,128 is classified as current.  There were no amounts outstanding related to the revolving line of credit as of March 31, 2021.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending  December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters, with testing that commenced as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of March 31, 2021.

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

For the Three Months Ended March 31, 2021 and 2020

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

Operating Lease Cost

Operating lease cost for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020	Statement of Operations Classification

Lease cost	$1,747,633	$1,611,303	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	97,046	157,246	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,844,679	$1,768,549

Supplemental cash flow information related to operating leases is as follows:

Three Months
Ended
March 31, 2021

Cash payments for operating leases	$1,699,913
New operating lease assets obtained in exchange for operating lease liabilities	$7,553,810

Operating Lease Assets and Liabilities

	March 31, 2021	December 31, 2020	Balance Sheet Classification

Lease assets	$56,676,028	$52,849,492	Other Assets: Right of use assets

Current lease liabilities	$4,024,439	$4,354,664	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	51,659,325	47,581,933	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$55,683,764	$51,936,597

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 13.      LEASES (Continued)

Maturity of Operating Lease Liabilities

March 31, 2021

2021	$6,491,462
2022	6,154,292
2023	5,840,813
2024	5,408,772
2025	5,263,616
Thereafter	55,168,967

Total lease payments	84,327,922
Less imputed interest	(28,644,158)

Present Value of Lease Liabilities	$55,683,764

As of March 31, 2021, our operating leases have a weighted-average remaining lease term of 17.39 years and a weighted-average discount rate of 4.74%.

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

For the Three Months Ended March 31, 2021 and 2020

NOTE 14.     INDUSTRY SEGMENTS (Continued)

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia, and Wisconsin.

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona and Utah.

					Total
Three Months Ended March 31, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$2,256,297	$7,153,685	$3,795,037	$-	$13,205,019
Segment gross profit	1,127,087	4,291,938	3,038,824	-	8,457,849
Segment income (loss) from operations	(787,487)	106,049	777,426	(1,581,766)	(1,485,778)
Capital expenditures	-	6,563,517	2,040,190	123,059	8,726,766
Depreciation and amortization	40,378	1,697,028	559,755	14,815	2,311,976

					Total
Three Months Ended March 31, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$3,927,163	$7,215,766	$-	$267,251	$11,410,180
Segment gross profit	2,423,301	4,265,212	-	191,828	6,880,341
Segment loss from operations	300,386	72,118	-	(1,552,476)	(1,179,972)
Capital expenditures	-	599,059		12,341,242	12,940,301
Depreciation and amortization	141,946	1,641,385	-	-	1,783,331

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

NOTE 14.     INDUSTRY SEGMENTS (Continued)

					Total
As of March 31, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$924,966	$2,483,411	$184,558	$6,900	$3,599,835
Goodwill	8,719,294	100,191,426	18,154,158	-	127,064,878
Total assets	56,258,429	225,518,495	67,724,449	400,602,871	750,104,244

					Total
As of December 31, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,160,424	$2,633,711	$247,428	$-	$4,041,563
Goodwill	8,719,294	97,572,994	18,154,158	-	124,446,446
Total assets	54,536,523	219,607,150	48,496,371	318,067,382	640,707,426

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the three months ended March 31:

	2021	2020
Losses and LAE at January 1	$2,492,334	$1,203,493

Provision for losses and LAE claims arising in:
Current year	249,778	575,685
Prior year	340,087	40,806
Total incurred	589,865	616,491
Losses and LAE payments for claims arising in:
Current year	228,305	74,192
Prior years	310,553	379,891
Total payments	538,858	454,083

Losses and LAE at March 31	$2,543,341	$1,365,901

For the three months ended March 31, 2021, $310,553 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $191,000 favorable prior year development during the three months ended March 31, 2021. Reserves remaining as of March 31, 2021 for prior years are $340,087 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended  March 31, 2020, $379,891 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $157,000 favorable prior year development during the three months ended March 31, 2020.

Reserves remaining as of March 31, 2020 for prior years were $40,806 as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables of ($12,074) and $120,000 are included within Loss and Loss Adjustment Reserves as of March 31, 2021 and 2020, respectively.

NOTE 16.     CUSTODIAL RISK

As of March 31, 2021, we had approximately $89,411,470 in excess of federally insured limits on deposit with financial institutions.

NOTE 17.     SPECIAL PURPOSE ACQUISITION COMPANY

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

We have determined that (i) Yellowstone is a Variable Interest Entity, (ii) we are the primary beneficiary, and (iii) it is appropriate to consolidate Yellowstone under applicable accounting guidance outlined within ASC 810, Consolidation.  As a result, both the Founders Shares and Private Placement Warrants now eliminate in consolidation.

NOTE 18.     INCOME TAXES

In the first quarter 2021, management considered new evidence, both positive and negative that could affect its view of the future realization of deferred tax assets.  At March 31, 2021 we released the valuation allowance against our U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $7,171,096.  In making the determination to release the valuation allowance against U.S. federal and state deferred tax assets, we considered our movement into a cumulative income position for the most recent three-year period when considering Q1 2021 income as well as tax planning strategies available to us specific to unrealized gains in our marketable equity portfolio.

NOTE 19.     SUBSEQUENT EVENTS

On April 1, 2021, our subsidiary, GIG, acquired 100% of the membership units of an insurance brokerage company for a purchase price $2,225,000. The membership units were acquired for the purpose of expanding our presence in the surety and fidelity insurance business in the United States.

On April 6, 2021, we closed on the previously announced underwritten public offering of our Class A common stock, par value $0.001 per share (“Class A common stock”), at a price to the public of $25.00 per share, for a total of 2,645,000 shares, of which 2,345,000 shares were sold by us, including 345,000 shares issued as a result of the underwriters’ exercise in full of their option to purchase additional shares, and 300,000 shares were sold by a selling stockholder. The offering resulted in total gross proceeds to us of approximately $58.6 million, before deducting the underwriting discount and offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholder.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2020 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (the "SEC") ON MARCH 29, 2021, AS AMENDED ON FORM 10-K/A AS FILED WITH THE SEC ON MAY 24, 2021.   Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2021 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Overview

We are currently engaged in outdoor billboard advertising, surety insurance and related brokerage businesses, and broadband services businesses. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and serve as sponsor of Yellowstone Acquisition Company ("Yellowstone"), a publicly-traded special purpose acquisition company ("SPAC").

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin.  During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards.  In addition, we have made additional billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest.  As of March 31, 2021, we operate approximately 3,200 billboards with approximately 6,000 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services: In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire and provide these services to over 7,000 customers located in Arizona. On December 29, 2020, we acquired substantially all of the business assets of UBB and provide broadband services to over 10,000 subscribers throughout Utah. We hope to continue to expand in Arizona, Utah, and other locales.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 commencing in the first quarter of fiscal 2020 have impacted different parts of our business in different ways.

●	Our billboard business incurred some overall smaller reductions in revenue but is returning to more normal levels, with revenues for the first quarter of fiscal 2021 at or near the same levels in most of the markets we serve. As most of our billboards are on roads and highways and not in airports and other mass transit hubs, shopping centers and sports arenas, our revenues for billboards were not as significantly impacted as those of certain of our competitors. As a result, billboard revenues in the first quarter of fiscal 2021 were down 0.9% from the same period in 2020.

●	Our surety insurance business was primarily impacted by the decision we implemented in the second quarter of fiscal 2020 to cease issuing rental insurance bonds. We made this decision due to concern about the potential for increasing default rates by residential tenants. Revenues from these prepaid surety bonds are recognized over the life of the bond (typically one year) so the impact to revenues was delayed. Our surety insurance revenues in the first quarter of fiscal 2021 decreased by 48.3%, or approximately $1.7 million, from the first quarter of fiscal 2020. The other elements of our surety business were primarily impacted by a smaller decrease in demand for new bonds but claims experience to date for other contract and commercial bonds has been unaffected. We do not currently expect to issue rental insurance bonds in the future. In addition to the loss of revenues, we also significantly increased our loss reserves to provide funding for potential claims. Our losses and loss reserves increased by approximately $0.2 million in the first quarter of 2021 from the first quarter of fiscal 2020.

●	Our broadband business was generally unaffected by COVID-19 and we continued to expand that business in 2020 and 2021 through an acquisition in Utah in late 2020 and expansion in capital spending to expand our footprint and serve additional customers in both Arizona and Utah.

●	Our investment in Dream Finders Homes was also unaffected as Dream Finders Home’s business has increased during this period and it successfully completed an initial public offering in January 2021. Our investment in Crescent Bank and Trust, which primarily provides loans to consumers purchasing automobiles, was somewhat impacted by the pandemic but has returned to normal levels of business. Our investment in Logic Real Estate was somewhat impacted by the demand for commercial rental property in the Las Vegas market but has also returned to normal levels during the first quarter of fiscal 2021.

●	Our business operations were generally unaffected by COVID-19.

●	Despite the pandemic, we generated positive cash flow from operating activities in the first quarter of fiscal 2021 of approximately $4.0 million compared to negative cash flow from operations of approximately $0.1 million in the first quarter of fiscal 2020.

●	In April 2021, we completed a public offering of our Class A common stock and raised an additional $58.6 million in gross proceeds from the offering. Our billboard business is in compliance with its loan covenants under its term loans with its secured lender and we believe we have adequate financial resources to meet our operating and anticipated expansion and acquisition opportunities for the foreseeable future.

●	As of March 31, 2021, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the three months ended March 31, 2021.

We have observed an improvement in business activity beginning in the second half of 2020 and accelerating in 2021 as government-imposed restrictions on travel were relaxed, businesses which were temporarily closed or limited are fully reopening, more of the population has been vaccinated and unemployment rates are dropping. Accordingly, we are not actively pursuing additional cost saving measures, and are resuming acquisition activities and spending on capital projects.

We cannot predict the length or strength of the recovery in demand for our billboard, surety insurance and broadband businesses due to continued impact of the pandemic on the U.S. economy.  Any significant resurgence of the pandemic could adversely impact our business in the future.   We will continue to evaluate the impact of the COVID-19 pandemic on our business and we may access the debt and/or equity capital markets for additional liquidity, if necessary.  We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and customers.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following is a comparison of our results of operations for the three months ended March 31, 2021, which we refer to as the “first quarter of fiscal 2021,” compared to the three months ended March 31, 2020, which we refer to as the “first quarter of fiscal 2020.”

Revenues. For the first quarter of fiscal 2021 and the first quarter of fiscal 2020, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$7,153,685	54.2%	$7,215,766	63.2%	$(62,081)
Broadband services	3,795,037	28.8%	$267,251	2.4%	3,527,786
Premiums earned	1,786,564	13.5%	3,454,058	30.3%	(1,667,494)
Insurance commissions	400,177	3.0%	332,791	2.9%	67,386
Investment and other income	69,556	0.5%	140,314	1.2%	(70,758)
Total Revenues	$13,205,019	100.0%	$11,410,180	100.0%	$1,794,839

We realized total revenues of $13,205,019 during the first quarter of fiscal 2021, an increase of 15.7% over revenues of $11,410,180 during the first quarter of fiscal 2020. The increase in total revenues was largely driven by our acquisition of FibAire in March 2020 and was partially offset by lower revenue within our UCS insurance subsidiary, mainly due to the suspension of its rental guarantee bond program. Due to the current disruption in this market, we have suspended issuing new rental guarantee bonds, which could reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals in the first quarter of fiscal 2021 decreased 0.9% from the first quarter of fiscal 2020, reflecting a reduction in rental and occupancy rates across a number of our markets due to the ongoing COVID-19 pandemic. The decline due to COVID-19 was partially offset by the acquisition of billboards from Thomas in the first quarter of fiscal 2021, which accounted for approximately 2.6% of our billboard revenues in the first quarter of fiscal 2021.

●

Revenue from broadband services was $3,795,037 in the first quarter of fiscal 2021 up from $267,251 in the first quarter of fiscal 2020, mainly reflecting the FibAire acquisition completed in March 2020.

●

Premiums earned from our UCS insurance subsidiary decreased 48.3% in the first quarter of fiscal 2021, when compared to the first quarter of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of issuing new bonds under the rental guarantee bond program.

●	Revenues from insurance commissions generated by our surety brokerage operations increased by 20.2%, mainly reflecting an increase in bonds sold through other insurance carriers.

●

Investment and other income at UCS decreased 50.4% in the first quarter of fiscal 2021 from $140,314 in the first quarter of fiscal 2020 due to the decline in interest rates as well as a decline in dividends received over the past year.

Expenses. For the first quarter of fiscal 2021 and the first quarter of fiscal 2020, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$2,861,747	21.7%	$2,950,554	25.8%	$(88,807)
Cost of broadband revenues	756,213	5.7%	75,423	0.7%	680,790
Cost of insurance revenues	1,129,210	8.6%	1,503,862	13.2%	(374,652)
Employee costs	4,242,147	32.1%	3,133,145	27.4%	1,109,002
Professional fees	1,093,983	8.3%	1,287,155	11.3%	(193,172)
General and administrative	2,167,680	16.4%	1,718,304	15.1%	449,376
Amortization	1,165,172	8.8%	951,821	8.3%	213,351
Depreciation	1,146,804	8.7%	831,510	7.3%	315,294
Accretion	32,091	0.2%	34,762	0.3%	(2,671)
Loss (gain) on disposition of assets	35,567	0.3%	18,919	0.2%	16,648
Bad debt expense	60,183	0.5%	84,697	0.7%	(24,514)
Total Costs and Expenses	$14,690,797	111.3%	$12,590,152	110.3%	$2,100,645

During the first quarter of fiscal 2021, we had total costs and expenses of $14,690,797, as compared to total costs and expenses of $12,590,152 in the first quarter of fiscal 2020. Total costs and expenses as a percentage of total revenues increased from 110.3% in the first quarter of fiscal 2020 to 111.3% in the first quarter of fiscal 2021. In the first quarter of fiscal 2021, cost of billboard revenues, cost of insurance revenues and professional fees decreased as a percentage of total revenues as compared to the first quarter of fiscal 2020. Employee costs, depreciation, amortization, and general and administrative expenses increased as a percentage of total revenues mainly due to the addition of our broadband services business in March 2020 and the decline in premiums earned at UCS. Loss on disposition of assets, accretion and bad debt expense, primarily associated with our billboard business, remained relatively constant as a percentage of total revenues.

●

During the first quarter of fiscal 2021, cost of billboard revenues decreased by $88,807, or 3.0%, when compared to the first quarter of fiscal 2020. The decrease is mainly related to lower ground rent expense, commissions paid and other cost of revenues during the first quarter of fiscal 2021.

●

During the first quarter of fiscal 2021, cost of insurance revenues decreased by $374,652, or 24.9%, when compared to the first quarter of fiscal 2020. The decrease was driven by lower commissions paid due to decreased revenues within UCS both from third-party agents and the sale of certain rental guarantee bonds which generally provide a higher commission structure and was partially offset by an increase in loss reserves at UCS related to its rental guarantee bond program due to the uncertainty caused by COVID-19 which has led to higher losses and loss adjustment expense.

●

Employee costs increased $1,109,002 from the first quarter of fiscal 2020. The increase was mainly driven by the addition of our broadband services business in March 2020 and was partially offset by lower employee costs within our billboard and insurance businesses.

●

Professional fees in the first quarter of fiscal 2021 were $1,093,983, or 8.3% of total revenues, as compared to $1,287,155, or 11.3% of total revenues, in the first quarter of fiscal 2020. Professional fees mainly include costs associated with preparing our Annual Report, audit fees, legal fees, acquisition related expenses as well as fees associated with Yellowstone.

●

General and administrative expenses increased from $1,718,304 in the first quarter of fiscal 2020 to $2,167,680 in the first quarter of fiscal 2021, an increase of 26.2%. The increase was mainly driven by the addition of our broadband services business in March 2020 and the consolidation of Yellowstone and was partially offset by lower general and administrative expenses within our billboard business.

●

Non-cash expenses in the first quarter of fiscal 2021 included $1,165,172 in amortization expense, $1,146,804 in depreciation expense, and $32,091 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation and amortization expense was mainly driven by the addition of our broadband services business in March 2020.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2021 was $1,485,778, or 11.3% of total revenues, as compared to a net loss from operations of $1,179,972, or 10.3% of total revenues, in the first quarter of fiscal 2020. The increase in net loss from operations in dollars was primarily due to decreased revenue within our insurance operations, which was partially offset by the addition of our broadband services operations. Our net loss from operations included $2,344,067 from non-cash amortization, depreciation and accretion expenses in the first quarter of fiscal 2021, as compared to $1,818,093 in the first quarter of fiscal 2020

Other Income (Expense). During the first quarter of fiscal 2021, we had net other income of $110,123,064. Net other income included $104,467,952 from unrealized gains mainly on our investment in DFH after its initial public offering on January 25, 2021, $2,840,170 in realized gains mainly from the sale of large publicly traded equity securities held at Boston Omaha, $2,175,824 related to the remeasurement of Yellowstone's public warrants, interest income of $601,652 primarily derived from our short term loan to DFH, $140,297 in equity in income of unconsolidated affiliates, and $132,495 in dividend income mainly from public equity securities held by Boston Omaha. These items were partially offset by interest expense of $235,326 mainly incurred under Link's term loan. During the first quarter of fiscal 2020, we had net other expense of $23,547,725, which included $24,745,513 from unrealized losses mainly on large publicly traded equity securities held by Boston Omaha and UCS, interest income of $509,479, $465,665 in equity in income of unconsolidated affiliates, $390,791 in dividend income, $26,268 in realized gains on disposition of investments and interest expense of $194,415 incurred under Link's term loan.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. As stated above, we experienced unrealized gains of $104,467,952 in the value of our public equity securities during the first quarter of fiscal 2021. This contrasts with unrealized losses in the value of our securities of $24,745,513 during the first quarter of fiscal 2020. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $84,437,627 in the first quarter of fiscal 2021, or income per share of $3.09, based on 27,299,946 weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $24,734,238 in the first quarter of fiscal 2020, or a loss per share of $1.05, based on 23,510,660 weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following two segments in which we operate, billboards and insurance, for the first quarter of fiscal 2021 and the first quarter of fiscal 2020:

Results of Billboard Operations

	For the Three Months Ended March 31,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$7,153,685	100.0%	$7,215,766	100.0%
Cost of Revenues
Ground rents	1,557,858	21.8%	1,581,546	21.9%
Utilities	313,140	4.4%	326,762	4.5%
Commissions paid	698,799	9.8%	702,756	9.8%
Other costs of revenues	291,950	4.0%	339,490	4.7%
Total cost of revenues	2,861,747	40.0%	2,950,554	40.9%
Gross margin	4,291,938	60.0%	4,265,212	59.1%
Other Operating Expenses
Employee costs	1,478,572	20.6%	1,517,401	21.0%
Professional fees	211,547	3.0%	152,890	2.1%
General and administrative	694,503	9.7%	743,316	10.3%
Amortization	837,101	11.7%	815,426	11.3%
Depreciation	859,927	12.0%	825,959	11.4%
Accretion	28,694	0.4%	34,762	0.5%
Loss on disposition of assets	32,295	0.5%	18,919	0.3%
Bad debt expense	43,250	0.6%	84,421	1.2%
Total expenses	4,185,889	58.5%	4,193,094	58.1%
Segment Income from Operations	106,049	1.5%	72,118	1.0%
Interest expense, net	(229,280)	(3.2%)	(192,790)	(2.7%)
Net Loss Attributable to Common Stockholders	$(123,231)	(1.7%)	$(120,672)	(1.7%)

Comparison of the First Quarter of Fiscal 2021 to the First Quarter of Fiscal 2020. In the first quarter of fiscal 2021, net billboard revenues decreased by 0.9% from the first quarter of fiscal 2020, reflecting a reduction in rental and occupancy rates across a number of our markets due to the ongoing COVID-19 pandemic. The decline due to COVID-19 was partially offset by the acquisition of billboards from Thomas in the first quarter of fiscal 2021, which accounted for approximately 2.6% of our billboard revenues in the first quarter of fiscal 2021. The key factors affecting our billboard operations results during the first quarter of fiscal 2021 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 21.9% in the first quarter of fiscal 2020 to 21.8% in the first quarter of fiscal 2021.

●	Commissions paid as a percentage of total segment operating revenues were relatively flat at 9.8% of total segment operating revenues in the first quarter of fiscal 2021 and the first quarter of fiscal 2020.

●	Employee costs in the first quarter of fiscal 2021 decreased 2.6% when compared to the first quarter of fiscal 2020.

●	General and administrative expenses in the first quarter of fiscal 2021 decreased 6.6% when compared to the first quarter of fiscal 2020. The decrease was primarily driven by a reduction in travel related expenses as well as other cost savings initiatives due to COVID-19.

●	Amortization expense increased by $21,675 from the first quarter of fiscal 2020. The increase is primarily due to the Thomas acquisition in the first quarter of fiscal 2021.

●	Net interest expense of $229,280 in the first quarter of fiscal 2021 compared to net interest expense of $192,790 in the first quarter of fiscal 2020. The increase in interest expense was related to Link's $18 million and $5.5 million term loans, which commenced in August 2019 and August 2020, respectively.

Results of Insurance Operations

	For the Three Months Ended March 31,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$1,786,564	79.2%	$3,454,058	87.9%
Insurance commissions	400,177	17.7%	332,791	8.5%
Investment and other income	69,556	3.1%	140,314	3.6%
Total operating revenues	2,256,297	100.0%	3,927,163	100.0%
Cost of Revenues
Commissions paid	464,654	20.6%	1,043,799	26.6%
Premium taxes, fees, and assessments	74,673	3.3%	65,697	1.7%
Losses and loss adjustment expense	589,883	26.1%	394,366	10.0%
Total cost of revenues	1,129,210	50.0%	1,503,862	38.3%
Gross margin	1,127,087	50.0%	2,423,301	61.7%
Other Operating Expenses
Employee costs	1,185,051	52.5%	1,239,517	31.6%
Professional fees	112,585	5.0%	169,062	4.3%
General and administrative	575,616	25.5%	572,114	14.6%
Amortization	34,645	1.6%	136,395	3.5%
Depreciation	5,733	0.3%	5,551	0.1%
Bad debt expense	944	0.0%	276	0.0%
Total expenses	1,914,574	84.9%	2,122,915	54.1%
Segment Income (Loss) from Operations	(787,487)	(34.9%)	300,386	7.6%
Interest expense, net	(1,998)	(0.1%)	(376)	(0.0%)
Unrealized gain (loss) on securities	3,179,251	140.9%	(5,264,407)	(134.1%)
Gain (loss) on sale of investments	(23,904)	(1.0%)	2,284	0.1%
Net Income (Loss) Attributable to Common Stockholders	$2,365,862	104.9%	$(4,962,113)	(126.4%)

Comparison of the First Quarter of Fiscal 2021 to the First Quarter of Fiscal 2020. In the first quarter of fiscal 2021, total operating revenues declined by 42.5% as compared to the first quarter of fiscal 2020, mainly due to the suspension of UCS's rental guarantee bond program. The key factors affecting our insurance operations results during the first quarter of fiscal 2021 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the first quarter of fiscal 2021 decreased 48.3% from the first quarter of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of its rental guarantee bond program.

●	Our brokerage operations realized a 20.2% increase in insurance commissions from other insurance carriers in the first quarter of fiscal 2021 when compared to the first quarter of fiscal 2020.

●

Commissions paid in the first quarter of fiscal 2021 decreased by $579,145 from the first quarter of fiscal 2020 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure.

●

Our losses and loss adjustment expense as a percentage of insurance revenues increased from 10.0% in the first quarter of fiscal 2020 to 26.1% in the first quarter of fiscal 2021. Starting in the second quarter of fiscal 2020, UCS increased its loss reserves related to its rental guarantee bond program due to the uncertainty caused by COVID-19.

●	Employee costs in the first quarter of fiscal 2021 decreased 4.4% when compared to the first quarter of fiscal 2020.

●	Amortization expense in the first quarter of fiscal 2021 decreased by $101,750 when compared to the first quarter of fiscal 2020.

●

During the first quarter of fiscal 2021, our segment loss from insurance operations of $787,487 was reduced by unrealized gains of $3,179,251 from our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Three Months Ended March 31,
	2021		2020
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Broadband revenues	$3,795,037	100.0%	$267,251	100.0%
Cost of Revenues
Network operations and data costs	503,334	13.2%	40,400	15.1%
Programming costs	26,087	0.7%	8,247	3.1%
Cell site rent and utilities	138,918	3.7%	1,653	0.6%
Other costs of revenues	87,874	2.3%	25,123	9.4%
Total cost of revenues	756,213	19.9%	75,423	28.2%
Gross margin	3,038,824	80.1%	191,828	71.8%
Other Operating Expenses
Employee costs	1,218,732	32.1%	93,331	34.9%
Professional fees	58,520	1.6%	1,000	0.4%
General and administrative	401,733	10.6%	32,087	12.0%
Amortization	293,426	7.7%	-	-
Depreciation	266,329	7.0%	-	-
Accretion	3,397	0.1%	-	-
Loss on disposition of assets	3,272	0.1%	-	-
Bad debt expense	15,989	0.4%	-	-
Total expenses	2,261,398	59.6%	126,418	47.3%
Segment Income from Operations	777,426	20.5%	65,410	24.5%
Interest expense, net	(2,103)	(0.1% )	-	-
Noncontrolling interest in subsidiary income	(138,263)	(3.6% )	(6,541)	(2.5% )
Net Income Attributable to Common Stockholders	$637,060	16.8%	$58,869	22.0%

Comparison of First Quarter of Fiscal 2021 to the First Quarter of Fiscal 2020. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. In December 2020, we acquired substantially all of the business assets of UBB. Therefore, comparisons of our broadband results for the first quarter of fiscal 2021 to the first quarter of fiscal 2020 may not be meaningful.

Cash Flows

Cash Flows for the First Three Months of Fiscal 2021 compared to the First Three Months of Fiscal 2020

The table below summarizes our cash flows, in dollars, for the first three months of fiscal 2021 and the first three months of fiscal 2020:

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$4,029,984	$(110,884)
Net cash provided by investing activities	36,047,823	35,830,833
Net cash used in operating activities	(505,699)	(2,252)
Net increase in cash, cash equivalents, and restricted cash	$39,572,108	$35,717,697

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was $4,029,984 for the first three months of fiscal 2021 compared to a net cash outflow of $110,884 for the first three months of fiscal 2020. The net cash provided by operating activities for the first three months of fiscal 2021 was primarily attributable to $1,598,623 in distributions from unconsolidated affiliates, consistent cash flow generation within our billboard business, and the addition of our broadband services business, which was partially offset by the decline in operating results within our insurance business.

Net Cash Provided by Investing Activities.  Net cash provided by investing activities was $36,047,823 for the first three months of fiscal 2021 as compared with net cash provided by investing activities of $36,047,823 for the first three months of fiscal 2020. The investing cash inflow during the first three months of fiscal 2021 was primarily attributable to the sale of some of our public equity security holdings and DFH's repayment of its $20,000,000 term loan. In addition, during the first three months of fiscal 2021, we acquired from Thomas 238 billboard structures and related assets located in Kansas for a purchase price of $6,108,508 paid in cash.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $505,699 during the first three months of fiscal 2021 as compared to net cash provided used in financing activities of $2,252 during the first three months of fiscal 2020. During the first three months of fiscal 2021, net cash used in financing activities consisted of $294,375 in principal payments on Link's term loans, offering costs of $108,863, and $102,461 in returns of funds held as collateral.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, a surety insurance company we acquired in December 2016, broadband services providers whose assets we acquired in March 2020 and December 2020 and minority investments in several real estate management entities and a bank holding entity whose primary source of revenue is in subprime automobile lending. At March 31, 2021, we had approximately $84 million in unrestricted cash and approximately $54 million in U.S. Treasury trading securities. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link may borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses. As of March 31, 2021, Link had borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. We may not borrow additional funds under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and on October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. During the first three years of the term loans, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 2.0% and 0.5%. After three years, there is no prepayment penalty. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum. The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021. Long-term debt included within our consolidated balance sheet as of March 31, 2021 consists of Term Loan 1 and Term Loan 2 borrowings of $22,763,275, of which $1,195,128 is classified as current. There were no amounts outstanding related to the revolving line of credit as of March 31, 2021.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of March 31, 2021.

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

On October 2, 2020, we provided a term loan of $20,000,000 to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on this term loan is approximately 14% and matured on May 1, 2021. This loan was repaid with interest in early 2021.

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

On March 31, 2021, we entered into an underwriting agreement, which we refer to as the “underwriting agreement,” with Wells Fargo Securities, LLC for a public offering of 2,300,000 shares, which we refer to as the “firm shares,” of our Class A common stock, of which 2,000,000 shares were sold by Boston Omaha and 300,000 shares were sold by a selling stockholder, at a public offering price of $25.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 345,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.” On April 6, 2021, we announced the completion of the public offering for a total of 2,345,000 shares, including both the firm shares and all of the option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58,625,000. We raised this capital to fund the planned expansion of our fiber-to-the-home broadband business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3ASR (File No. 333-254870) that was declared effective on March 30, 2021.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. We have also taken steps to suspend the future issuance of certain rental surety bonds issued by UCS and have taken other steps to reduce certain costs of our operations. At March 31, 2021, we had approximately $84 million in unrestricted cash, $54 million in U.S. treasury securities, and $144 million in marketable equity securities.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2021, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions, including the impact of the COVID-19 pandemic, believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 29, 2021. We believe that at March 31, 2021, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 related to its risk assessment of the formation of Yellowstone Acquisition Company. Specifically, the Company did not design and implement effective controls addressing the technical accounting complexities associated with SPAC formations.   This material weakness resulted in the restatement of our financial statements for the year ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the recorded warrant liability, Yellowstone's Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Remediation Plan

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

Management believes that these actions, and the improvements achieved as a result, will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 29, 2021.

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

3.3 (*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2020.

3.4 (*)	Amended and Restated Bylaws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2020.

10.1 (*)

Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.2 (*)

Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.3 (*)

Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.4 (*)

$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC in favor of First National Bank of Omaha, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.5 (*)

$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.6 (*)

Term Loan 2 Note dated August 31, 2020 issued by Link Media Holdings, LLC to First National Bank of Omaha, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2020.

10.7 (*)	First Amendment to Credit Agreement dated October 25, 2019 by and between Link Media Holdings, LLC and First National Bank of Omaha, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 29, 2019.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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