Form 10-Q
period 2021-06-30
BOSTON OMAHA Corp
filed 2021-08-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,520,555 shares of Class A common stock and 1,055,560 shares of Class B common stock as of August 12, 2021.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2021

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Six Months Ended June 30, 2021 and 2020

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	June 30,	December 31,
	2021	2020

Current Assets:
Cash and cash equivalents	$57,133,444	$44,665,972
Restricted cash	210,880	280,269
Investments held in trust - special purpose acquisition company	138,725,782	138,716,226
Accounts receivable, net	5,572,532	4,041,563
Interest receivable	32,904	286,768
Short-term investments	4,679,129	7,050,675
Note receivable from affiliate	-	20,000,000
Marketable equity securities	155,377,917	64,036,482
U. S. Treasury trading securities	131,639,759	37,767,945
Funds held as collateral assets	8,349,537	10,006,075
Prepaid expenses	2,825,713	2,197,342

Total Current Assets	504,547,597	329,049,317

Property and Equipment, net	54,401,594	48,508,272

Other Assets:
Goodwill	129,576,746	124,446,446
Intangible assets, net	44,621,196	44,373,909
Investments	19,921,460	19,448,519
Investments in unconsolidated affiliates	6,888,638	20,913,896
Deferred policy acquisition costs	602,939	690,555
Right of use assets	56,047,540	52,849,492
Other	564,600	427,020

Total Other Assets	258,223,119	263,149,837

Total Assets	$817,172,310	$640,707,426

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2021	2020

Current Liabilities:
Accounts payable and accrued expenses	$9,289,433	$6,825,081
Short-term payables for business acquisitions	346,166	771,916
Lease liabilities	4,092,876	4,354,664
Funds held as collateral	8,349,537	10,006,075
Unearned premiums	4,216,607	3,955,363
Current maturities of long-term debt	1,207,502	1,282,504
Deferred underwriting fee payable	4,759,615	4,759,615
Deferred revenue	2,190,136	1,915,031

Total Current Liabilities	34,451,872	33,870,249

Long-term Liabilities:
Asset retirement obligations	2,129,351	2,282,273
Lease liabilities	50,923,080	47,581,933
Long-term debt, less current maturities	21,263,432	21,775,146
Other long-term liabilities	1,669,291	116,104
Warrants liability	5,371,565	8,431,315
Deferred tax liability	22,023,912	57,000

Total Liabilities	137,832,503	114,114,020

Redeemable Noncontrolling Interest	149,319,976	145,027,149

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 28,520,555 and 26,175,555 shares issued and outstanding, respectively	28,521	26,176
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	479,580,680	424,204,641
Retained earnings (accumulated deficit)	50,409,574	(42,665,616)

Total Stockholders' Equity	530,019,831	381,566,257

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$817,172,310	$640,707,426

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:
Billboard rentals, net	$7,952,832	$6,654,032	$15,106,517	$13,869,798
Broadband services	3,760,454	1,164,082	7,555,491	1,431,333
Premiums earned	1,736,158	3,203,581	3,522,722	6,657,639
Insurance commissions	658,703	349,729	1,058,880	682,520
Investment and other income	71,734	121,140	141,290	261,454

Total Revenues	14,179,881	11,492,564	27,384,900	22,902,744

Costs and Expenses:

Cost of billboard revenues (exclusive of depreciation and amortization)	3,073,530	2,741,352	5,935,277	5,691,906
Cost of broadband revenues (exclusive of depreciation and amortization)	854,429	174,236	1,610,642	249,659
Cost of insurance revenues (exclusive of depreciation and amortization)	872,605	2,104,918	2,001,815	3,608,780
Employee costs	4,526,049	3,097,815	8,768,196	6,230,960
Professional fees	1,024,181	665,202	2,118,164	1,952,357
General and administrative	2,411,053	1,526,386	4,638,916	3,329,387
Amortization	1,205,537	1,029,015	2,370,709	1,980,836
Depreciation	1,250,663	934,194	2,397,467	1,765,704
Loss on disposition of assets	22,859	50,015	58,426	68,934
Accretion	32,447	34,740	64,538	69,502

Total Costs and Expenses	15,273,353	12,357,873	29,964,150	24,948,025

Net Loss from Operations	(1,093,472)	(865,309)	(2,579,250)	(2,045,281)

Other Income (Expense):
Interest income	19,250	270,521	620,902	780,000
Dividend income	83,475	470,357	215,970	861,148
Equity in income of unconsolidated affiliates	435,988	597,660	576,285	1,063,325
Unrealized gain (loss) on securities	11,377,475	(487,365)	115,845,427	(25,232,878)
Gain on disposition of investments	-	3,643,607	2,840,170	3,669,875
Remeasurement of warrant liability	883,928	-	3,059,752	-
Interest expense	(233,659)	(194,020)	(468,985)	(388,435)

Net Income (Loss) Before Income Taxes	11,472,985	3,435,451	120,110,271	(21,292,246)
Income tax provision	(1,449,686)	-	(21,966,912)	-

Net Income (Loss)	10,023,299	3,435,451	98,143,359	(21,292,246)
Noncontrolling interest in subsidiary income	(1,385,736)	(33,143)	(5,068,169)	(39,684)

Net Income (Loss) Attributable to Common Stockholders	$8,637,563	$3,402,308	$93,075,190	$(21,331,930)

Basic Net Income (Loss) per Share	$0.29	$0.14	$3.27	$(0.89)

Diluted Net Income (Loss) per Share	$0.29	$0.14	$3.26	$(0.89)

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,421,500	24,672,411	28,474,872	24,091,535

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,492,765	24,716,371	28,545,034	24,091,535

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning Balance, December 31, 2019	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

Offering costs	-	-	-	-	(2,252)	-	(2,252)

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	323,649	-	323,649

Net loss attributable to common stockholders, March 31, 2020	-	-	-	-	-	(24,734,238)	(24,734,238)

Ending Balance March 31, 2020	22,455,100	1,055,560	22,455	1,056	367,350,818	(46,546,185)	320,828,144

Stock issued for cash	3,720,455	-	3,721	-	59,546,030	-	59,549,751

Offering costs	-	-	-	-	(3,415,071)	-	(3,415,071)

Net income attributable to common stockholders, June 30, 2020	-	-	-	-	-	3,402,308	3,402,308

Ending Balance June 30, 2020	26,175,555	1,055,560	$26,176	$1,056	$423,481,777	$(43,143,877)	$380,365,132

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2020	26,175,555	1,055,560	$26,176	$1,056	$424,204,641	$(42,665,616)	$381,566,257

Offering costs	-	-	-	-	(108,863)	-	(108,863)

Increase in redeemable noncontrolling interest	-	-	-	-	(549,989)	-	(549,989)

Net income attributable to common stockholders, March 31, 2021	-	-	-	-	-	84,437,627	84,437,627

Ending Balance, March 31, 2021	26,175,555	1,055,560	26,176	1,056	423,545,789	41,772,011	465,345,032

Stock issued for cash	2,345,000	-	2,345	-	58,622,655	-	58,625,000

Offering costs	-	-	-	-	(3,248,681)	-	(3,248,681)

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	706,837	-	706,837

Increase in redeemable noncontrolling interest	-	-	-	-	(45,920)	-	(45,920)

Net income attributable to common stockholders, June 30, 2021	-	-	-	-	-	8,637,563	8,637,563

Ending Balance June 30, 2021	28,520,555	1,055,560	$28,521	$1,056	$479,580,680	$50,409,574	$530,019,831

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$98,143,359	$(21,292,246)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	2,258,598	1,986,749
Depreciation, amortization, and accretion	4,832,714	3,816,042
Deferred income taxes	21,966,912	-
Loss on disposition of assets	58,426	68,934
Bad debt expense	22,565	217,761
Equity in earnings of unconsolidated affiliates	(576,285)	(1,063,325)
Unrealized (gain) loss on securities	(115,845,427)	25,232,878
Remeasurement of warrant liability	(3,059,752)	-
Gain on disposition of investments	(2,840,170)	(3,669,875)
Changes in operating assets and liabilities:
Accounts receivable	(1,136,985)	(133,003)
Interest receivable	253,864	175,709
Prepaid expenses	(535,545)	(85,202)
Distributions from unconsolidated affiliates	1,721,397	98,100
Deferred policy acquisition costs	87,616	791,041
Other assets	(13,717)	(18,042)
Accounts payable and accrued expenses	1,690,772	(669,679)
Unearned premiums	261,244	(2,228,514)
Deferred revenue	275,105	221,727
Operating lease obligations	(2,274,578)	(2,187,689)

Net Cash Provided by Operating Activities	5,290,113	1,261,366

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(425,750)	(500)
Principal payments received on note receivable from affiliate	20,000,000	-
Business acquisitions, net of cash acquired	(8,020,702)	(12,314,701)
Proceeds from redemption of preferred units	-	6,000,000
Investment in unconsolidated affiliate	-	(1,500,000)
Purchases of equipment and related assets	(6,703,448)	(3,821,800)
Proceeds from sales of investments	831,685,219	357,868,608
Purchase of investments	(883,443,675)	(377,804,068)

Net Cash Used in Investing Activities	(46,908,356)	(31,572,461)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows from Financing Activities:
Proceeds from issuance of stock	$58,625,000	$59,549,751
Contributions from noncontrolling interest	-	153,366
Principal payments of long-term debt	(586,716)	-
Purchase of non-controlling interest in subsidiary	(664,414)	(1,406,409)
(Return) receipt of funds held as collateral, net	(1,656,538)	1,310,178
Offering costs	(3,357,544)	(3,417,323)

Net Cash Provided by Financing Activities	52,359,788	56,189,563

Net Increase in Cash, Cash Equivalents, and Restricted Cash	10,741,545	25,878,468
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	54,952,316	18,230,193

Cash, Cash Equivalents, and Restricted Cash, End of Period	$65,693,861	$44,108,661

Interest Paid in Cash	$466,484	$388,435

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Six Months Ended
	June 30,
	2021	2020

Increase in redeemable noncontrolling interest of broadband subsidiary	$595,908	$1,397,790

Decrease in redeemable noncontrolling interest of broadband subsidiary due to redemption	(706,837)	-

Contingent consideration associated with business acquisition	1,230,000	-

Payable as consideration for business acquisition	222,500	-

Decrease in redeemable noncontrolling interest of insurance subsidiary due to redemption	-	(323,649)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

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

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From 2017 through 2021, we completed four additional acquisitions of surety brokerage businesses.

On March 10, 2020, we completed the acquisition of a rural broadband internet provider located in Arizona.  On December 29, 2020, we completed the acquisition of a second broadband internet provider located in Utah.

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited consolidated financial position and the unaudited consolidated results of operations for interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended  December 31, 2020 and 2019 as reported in our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission, which we refer to as the “SEC,” on May 24, 2021, have been omitted.

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

BOC OPS LLC which we refer to as "BOC OPS"

BOC Yellowstone which we refer to as "BOC Yellowstone"

BOC Yellowstone II LLC which we refer to as “BOC Yellowstone II”

Fiber is Fast, LLC which we refer to as "FIF"

FIF AireBeam LLC which we refer to as “AireBeam”

FIF Utah LLC which we refer to as “FIF Utah”

Fiber Fast Homes, LLC which we refer to as "FFH"

Yellowstone Acquisition Company which we refer to as "Yellowstone"

American Contracting Services, Inc. which we refer to as "ACS"

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $322,953 and $254,610 for the six months ended June 30, 2021 and 2020, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Six Months Ended June 30, 2021 and 2020

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

Class A Common Stock Subject to Possible Redemption

As discussed in Note 17, all of the 13,598,898 Class A Common Stock sold as part of the Units in Yellowstone's Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Yellowstone's liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to Yellowstone's second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

Yellowstone recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are effected by charges against additional paid in capital and accumulated deficit. Yellowstone's Class A Common Stock subject to redemption is included within "Redeemable Noncontrolling Interest" within our consolidated Balance Sheets.

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

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	June 30,	December 31,
	2021	2020

Insurance premium escrow	$203,319	$280,269
Cash held in trust	7,561	-

	$210,880	$280,269

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	June 30,	December 31,
	2021	2020

Cash and cash equivalents	$57,133,444	$44,665,972
Funds held as collateral	8,349,537	10,006,075
Restricted cash	210,880	280,269

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$65,693,861	$54,952,316

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2021	2020

Trade accounts	$4,645,139	$3,537,864
Premiums	1,078,857	832,221
Allowance for doubtful accounts	(151,464)	(328,522)

Total Accounts Receivable, net	$5,572,532	$4,041,563

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2021	2020

Structures and displays	$44,901,136	$42,858,525
Fiber, towers, and broadband equipment	15,310,068	11,358,650
Vehicles and equipment	3,960,164	2,522,810
Office furniture and equipment	2,955,725	2,150,729
Accumulated depreciation	(12,725,499)	(10,382,442)

Total Property and Equipment, net	$54,401,594	$48,508,272

Depreciation expense for the six months ended June 30, 2021 and 2020 was $2,397,467 and $1,765,704, respectively. For the six months ended June 30, 2021 and 2020, we realized losses on the disposition of assets in the amount of $58,426 and $68,934, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2021 Acquisitions

During the first six months of 2021, we completed the acquisition of billboard assets located in Kansas as well as the acquisition of a surety brokerage company located in Ohio, both accounted for as a business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisition

On January 26, 2021, our subsidiary, LMO, acquired from Thomas Outdoor Advertising, Inc., which we refer to as “Thomas”, 238 billboard structures and related assets located in Kansas for a purchase price of $6,102,508 paid in cash. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Midwestern United States. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for structures and permits.  Our preliminary purchase price allocation related to Thomas includes property, plant and equipment, intangibles and goodwill of $1,706,708, $1,551,000 and $2,618,431, respectively, as well as other net assets of $226,369.  The intangible assets include customer relationships and permits which have useful lives of fifteen years and ten years, respectively.

Insurance Acquisition

On April 1, 2021, our subsidiary, GIG, acquired 100% of the stock of American Contracting Services, Inc., which we refer to as "ACS", a surety brokerage company located in Ohio, for a purchase price of $3,455,000. The membership units were acquired for the purpose of expanding our presence in the surety and fidelity insurance business in the United States.  The total purchase price consists of $2,225,000 of cash, ten percent of which was held back by GIG and will be disbursed, subject to any claims for indemnification, over an 18-month period, and $1,230,000 in contingent consideration.  The fair value of the contingent consideration, classified in other long-term liabilities in the consolidated balance sheet, is dependent on the probability of ACS achieving certain financial performance targets. The contingent consideration ranges between zero and $1,275,000 and is payable twenty four months following the closing date.

Due to the timing of the transaction, the initial accounting for the business combination is incomplete. In order to develop our preliminary fair values, we utilized asset information received from ACS and fair value allocation benchmarks from similar completed transactions. We are currently in the process of assessing ACS's documentation of contracts related to customer relationships; and therefore the initial allocation of the purchase price is subject to refinement.  Our preliminary purchase price allocation related to ACS includes property, plant and equipment, intangibles and goodwill of $87,780, $970,000 and $2,339,628, respectively, as well as other net assets of $57,592.  The intangible assets include customer relationships and trade names and trademarks, each of which have a fifteen year useful life.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2020 Acquisitions

During the year ended December 31, 2020, we completed two acquisitions of  broadband service providers and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Broadband Acquisitions

FIF AireBeam

On March 10, 2020, FIF AireBeam, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire", a broadband services provider, as well as other assets used in the business operations owned by entities related to FibAire. The acquisition was accounted for as a business combination under the provisions of ASC 805. Under the terms of the asset purchase agreement, all purchased assets were sold on a debt-free basis to AireBeam. The total purchase price of $13,712,491 was paid 90% in cash and the remaining 10% of the purchase price was paid by issuing to FibAire 10% of the outstanding equity of AireBeam. During the second quarter of 2021, we purchased the non-controlling interest in AireBeam from the non-controlling owner for $664,414. The 10% interest previously owned by FibAire is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheets as of December 31, 2020.

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

Included in our property, plant, and equipment caption are fiber, tower, and broadband equipment assets acquired in the transaction which have useful lives ranging from five to twenty years. The intangible assets include customer relationships and permits ( ten year useful life) and trade names and trademarks ( twenty year useful life).

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

FIF Utah

On December 29, 2020, FIF Utah, our wholly-owned subsidiary, acquired substantially all of the business assets of Utah Broadband, LLC, a broadband services provider, which we refer to as “UBB”, as well as other assets used in the business operations owned by entities related to UBB. Under the terms of the Agreement, FIF Utah will assume only certain liabilities of UBB. The total purchase price of $26,603,700 was paid 80% in cash and the remaining 20% of the purchase price was paid by issuing to UBB 20% of the outstanding equity of FIF Utah. A portion of the cash purchase price was held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of UBB under the Agreement. At any time, UBB has the option, but not the obligation, to sell FIF Utah its entire ownership interest in FIF Utah. FIF Utah would be obligated to purchase the units and pay for the purchase over a three-year period if UBB elects to exercise this option. Subject to the occurrence of certain future events, FIF Utah has the option, but not the obligation, to purchase UBB’s ownership interest in FIF Utah, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses. The 20% interest outstanding owned by UBB is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheets.

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

UBB
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

For the Six Months Ended June 30, 2021 and 2020

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$15,006,879	$14,071,788	$28,292,104	$29,064,456

Net Income (Loss) Attributable to Common Stockholders	$8,569,311	$4,054,775	$93,031,593	$(19,806,265)

Basic Net Income (Loss) per Share	$0.29	$0.16	$3.27	$(0.82)

Diluted Net Income (Loss) per Share	$0.29	$0.16	$3.26	$(0.82)

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,421,500	24,672,411	28,474,872	24,091,535

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,492,765	24,716,371	28,545,034	24,091,535

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$48,883,484	$(22,180,979)	$26,702,505	$46,740,483	$(20,558,751)	$26,181,732
Permits, licenses, and lease acquisition costs	11,278,673	(2,923,192)	8,355,481	11,053,673	(2,412,313)	8,641,360
Site location	849,347	(221,541)	627,806	849,347	(193,462)	655,885
Noncompetition agreements	626,000	(439,638)	186,362	626,000	(386,934)	239,066
Technology	1,128,000	(261,343)	866,657	1,128,000	(212,250)	915,750
Trade names and trademarks	3,852,200	(476,904)	3,375,296	3,602,202	(369,175)	3,233,027
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	4,507,089	-	4,507,089	4,507,089	-	4,507,089

Total	$71,152,793	$(26,531,597)	$44,621,196	$68,534,794	$(24,160,885)	$44,373,909

Future Amortization

The future amortization associated with the intangible assets is as follows:

	June 30,
	2022	2023	2024	2025	2026	Thereafter	Total

Customer relationships	$3,323,266	$3,323,266	$3,323,266	$3,323,266	$3,323,266	$10,086,175	$26,702,505
Permits, licenses, and lease acquisition costs	1,035,448	1,035,448	1,035,448	1,035,448	1,005,737	3,207,952	8,355,481
Site location	56,623	56,623	56,623	56,623	56,623	344,691	627,806
Noncompetition agreements	96,200	76,482	13,339	341	-	-	186,362
Technology	99,000	99,000	99,000	99,000	99,000	371,657	866,657
Trade names and trademarks	225,567	225,567	225,567	225,567	225,567	2,247,461	3,375,296

Total	$4,836,104	$4,816,386	$4,753,243	$4,740,245	$4,710,193	$16,257,936	$40,114,107

Amortization expense for the six months ended June 30, 2021 and 2020 was $2,370,709 and $1,980,836, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	96
Permits, licenses, and lease acquisition costs	97
Site location	133
Noncompetition agreements	23
Technology	105
Trade names and trademarks	180

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds.  Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as trading and reported at fair value, with any unrealized holding gains and losses during the period included in earnings. For the six months ended June 30, 2021, losses on redemptions of U.S. Treasury securities held to maturity were $23,904. For the six months ended June 30, 2020, gains on redemptions of U.S. Treasury securities held to maturity were $3,794.

	June 30,	December 31,
	2021	2020

Certificates of deposit	$417,898	$1,035,827
Corporate bonds classified as trading	-	1,020,000
U.S. Treasury notes and corporate bond held to maturity	4,261,231	4,994,848

Total	$4,679,129	$7,050,675

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  June 30, 2021 and December 31, 2020 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, June 30, 2021	$43,684,885	$111,693,032	$155,377,917

Marketable equity securities, December 31, 2020	$68,205,548	$(4,169,066)	$64,036,482

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of   June 30, 2021  and December 31, 2020 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, June 30, 2021	$131,644,005	$(4,246)	$131,639,759

U.S. Treasury trading securities, December 31, 2020	$37,766,133	$1,812	$37,767,945

U.S. Treasury Securities held in Trust

Yellowstone's U.S. treasury securities held in the Trust Account are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate.

Long-term Investments

Long-term investments consist of U.S. Treasury securities and certain equity investments.  We have the intent and the ability to hold the U.S. Treasury securities to maturity, which ranges from 2022 to 2023. Our U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	June 30,	December 31,
	2021	2020

U.S. Treasury securities, held to maturity	$758,956	$286,015
Preferred stock	104,019	104,019
Voting common stock of CBT Holding Corporation	19,058,485	19,058,485

Total	$19,921,460	$19,448,519

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

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

We reviewed our investments as of June 30, 2021 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $769,165 as of  June 30, 2021, are managed by an entity controlled by a member of our board of directors.

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

For the Six Months Ended June 30, 2021 and 2020

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	June 30,	December 31,
	2021	2020

Beginning of period	$20,913,896	$771,805
Additional investment in unconsolidated affiliates	-	16,000,000
Distributions received	(1,721,397)	(1,433,480)
Reclassification of investment in affiliate to marketable securities	(12,880,146)	-
Equity in income of unconsolidated affiliates	576,285	5,575,571

End of period	$6,888,638	$20,913,896

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30.
	2021	2020	2021	2020

Revenue	$7,597,715	$196,181,780	$17,014,480	$387,933,239
Gross profit	2,581,114	28,973,220	9,219,062	54,761,208
Income from continuing operations	1,567,702	10,545,792	1,588,415	17,927,828
Net income	1,647,927	11,214,670	1,194,456	17,732,418

Note Receivable from Affiliate

On October 2, 2020, we provided an unsecured term loan of $20,000,000 to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on the term loan was approximately 14% with a scheduled maturity of May 1, 2021. Monthly interest payments began on November 1, 2020 and were scheduled to continue on the first day of each month until May 1, 2021. On January 25, 2021, DFH repaid the note receivable in full including the future scheduled interest payments prior to the maturity of the note.  The total prepayment, including future scheduled interest, was $20,567,776.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

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

At June 30, 2021 and December 31, 2020, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  June 30, 2021, the estimated fair value of our long-term debt was $23,183,469 which exceeds the carrying amount of $22,470,934.

Warrants

We have determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 are subject to treatment as a liability. We utilized a binomial lattice model to value the warrants as of their issuance date, and subsequently mark them to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from  December 31, 2020 to June 30, 2021 resulted in a gain of $3,059,752 which is included within "Remeasurement of warrant liability" within our Consolidated Statements of Operations. The Warrants were classified as Level 1 as of June 30, 2021 and December 31, 2020.

DFH Class A Common Stock

During the second quarter of 2021, we removed the discount previously placed on our shares of DFH's Class A Common Stock for the lack of marketability related to our lock-up period pursuant to Rule 144 of the Securities Act of 1933. Our shares of DFH's Class A Common Stock are included within "Marketable equity securities" within our June 30, 2021 Consolidated Balance Sheet.

Investments Held in Trust - Special Purpose Acquisition Company

Assets held in the Trust Account related to Yellowstone are comprised of $138,725,782 of marketable U.S. treasury securities, all of which are classified as Level 1 within the fair value hierarchy.

Contingent Consideration associated with Business Combination

The contingent consideration recorded in conjunction with our acquisition of ACS as discussed further in Note 6 was classified as Level 3 in the fair value hierarchy as the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. In future reporting periods, we will remeasure the estimated fair value of the contingent consideration liability until settled, with subsequent changes in value reported in earnings for the respective period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying	Quoted Prices		Total Changes
	Amount in	in Active		in Fair Values
	Consolidated	Markets for		Included in
	Balance Sheet	Identical	Realized Gains	Current Period
	June 30, 2021	Assets	and (Losses)	Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$287,017,676	$287,017,676	$2,864,074	$115,845,427

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2020	$2,282,273
Additions	93,775
Liabilities settled	(311,235)
Accretion expense	64,538

Balance, June 30, 2021	$2,129,351

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

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

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 11.     CAPITAL STOCK (Continued)

On April 6, 2021, we sold 2,645,000 shares of our Class A common stock, par value $.001 per share, at a price of $25.00 per share, of which 2,345,000 shares were sold by us through Wells Fargo Securities acting as our agent. Shares sold included 345,000 shares issued as a result of the underwriters’ exercise in full of their option to purchase additional shares, and 300,000 shares were sold by a selling stockholder. The offering resulted in total gross proceeds to us of $58,625,000.  We did not receive any of the proceeds from the sale of shares by the selling stockholder. The compensation to Wells Fargo Securities for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 5.5% of the gross proceeds.  Net proceeds to us after underwriting commissions were $55,400,625. Other offering costs incurred were $133,169. The shares were sold in the offering pursuant to an automatically effective shelf registration statement that was filed with the SEC on March 30, 2021.

At June 30, 2021, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the six months ended June 30, 2021 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2020	105,556	$9.95	4.50	$1,868,341

Issued	-
Exercised	-
Expired	-

Outstanding as of June 30, 2021	105,556	$9.95	4.00	$2,296,899

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 12.    LONG-TERM DEBT

On August 12, 2019, Link Media Holdings, Inc., (“Link”), a wholly owned subsidiary of Boston Omaha Corporation (“BOC”), which owns and operates BOC’s billboard businesses, entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $23,560,000 under the term loan portion of the facility and $5,000,000 under the revolving credit line of the facility (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests in each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses.

As of June 30, 2021, Link has borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021.

Long-term debt included within our consolidated balance sheet as of June 30, 2021 consists of Term Loan 1 and Term Loan 2 borrowings of $22,470,934, of which $1,207,502 is classified as current.  There were no amounts outstanding related to the revolving line of credit as of June 30, 2021.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending  December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters, with testing that commenced as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of June 30, 2021.

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

For the Six Months Ended June 30, 2021 and 2020

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

Operating Lease Cost

Operating lease cost for the three and six months ended June 30, 2021 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020	Statement of Operations Classification

Lease cost	$1,773,596	$1,573,054	$3,521,229	$3,184,357	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	185,100	129,499	282,146	286,745	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,958,696	$1,702,553	$3,803,375	$3,471,102

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Cash payments for operating leases	$1,852,342	$1,738,914	$3,552,255	$3,385,303
New operating lease assets obtained in exchange for operating lease liabilities	$350,182	$221,192	$7,903,992	$664,946

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	June 30, 2021	December 31, 2020	Balance Sheet Classification

Lease assets	$56,047,540	$52,849,492	Other Assets: Right of use assets

Current lease liabilities	$4,092,876	$4,354,664	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	50,923,080	47,581,933	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$55,015,956	$51,936,597

Maturity of Operating Lease Liabilities

June 30, 2021

2022	$6,516,795
2023	6,192,685
2024	5,775,555
2025	5,427,910
2026	5,270,900
Thereafter	53,886,003

Total lease payments	83,069,848
Less imputed interest	(28,053,892)

Present Value of Lease Liabilities	$55,015,956

As of June 30, 2021, our operating leases have a weighted-average remaining lease term of 17.24 years and a weighted-average discount rate of 4.73%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 14.     INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, ACS and UCS. SSS clients are multi-state and UCS, SCS, ACS and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, ACS and UCS and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH advertisers are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia, and Wisconsin.

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona and Utah.

					Total
Three Months Ended June 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$2,466,595	$7,952,832	$3,760,454	$-	$14,179,881
Segment gross profit	1,593,990	4,879,302	2,906,025	-	9,379,317
Segment income (loss) from operations	(432,117)	866,378	488,431	(2,016,164)	(1,093,472)
Capital expenditures	3,044,246	839,122	3,016,219	550,297	7,449,884
Depreciation and amortization	56,115	1,755,935	618,820	25,330	2,456,200

					Total
Three Months Ended June 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$3,674,450	$6,654,032	$1,164,082	$-	$11,492,564
Segment gross profit	1,569,532	3,912,680	989,846	-	6,472,058
Segment income (loss) from operations	(184,734)	(118,493)	331,425	(893,507)	(865,309)
Capital expenditures	-	117,851	1,139,482	-	1,257,333
Depreciation and amortization	142,250	1,648,509	172,450	-	1,963,209

					Total
Six Months Ended June 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$4,722,892	$15,106,517	$7,555,491	$-	$27,384,900
Segment gross profit	2,721,077	9,171,240	5,944,849	-	17,837,166
Segment income (loss) from operations	(1,219,604)	972,427	1,265,857	(3,597,930)	(2,579,250)
Capital expenditures	3,044,246	7,402,639	5,056,409	673,356	16,176,650
Depreciation and amortization	96,493	3,452,963	1,178,575	40,145	4,768,176

					Total
Six Months Ended June 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$7,601,613	$13,869,798	$1,431,333	$-	$22,902,744
Segment gross profit	3,992,833	8,177,892	1,181,674	-	13,352,399
Segment income (loss) from operations	115,652	(46,375)	396,835	(2,511,393)	(2,045,281)
Capital expenditures	-	2,715,381	14,818,910	-	17,534,291
Depreciation and amortization	284,196	3,289,894	172,450	-	3,746,540

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

NOTE 14.     INDUSTRY SEGMENTS (Continued)

					Total
As of June 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$2,464,780	$2,882,508	$225,244	$-	$5,572,532
Goodwill	11,058,922	100,363,666	18,154,158	-	129,576,746
Total assets	58,069,791	225,704,835	68,605,213	464,792,471	817,172,310

					Total
As of December 31, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,160,424	$2,633,711	$247,428	$-	$4,041,563
Goodwill	8,719,294	97,572,994	18,154,158		124,446,446
Total assets	54,536,523	219,607,150	48,496,371	318,067,382	640,707,426

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the six months ended June 30:

	2021	2020
Losses and LAE at January 1	$2,492,334	$1,203,493

Provision for losses and LAE claims arising in:
Current year	491,320	1,283,212
Prior year	517,087	139,499
Total incurred	1,008,407	1,422,711
Losses and LAE payments for claims arising in:
Current year	1,038,694	232,937
Prior years	745,574	323,921
Total payments	1,784,268	556,858

Losses and LAE at June 30	$1,716,473	$2,069,346

For the six months ended June 30, 2021, $745,574 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $640,973 favorable prior year development during the six months ended June 30, 2021. Reserves remaining as of  June 30, 2021 for prior years are $517,087 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2020, $323,921 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $138,921 unfavorable prior year development during the six months ended June 30, 2020.

Reserves remaining as of June 30, 2020 for prior years were $139,499 as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables were $102,016 and $120,000 as of June 30, 2021 and 2020, respectively.

NOTE 16.     CUSTODIAL RISK

As of June 30, 2021, we had approximately $60,068,721 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020

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

We have determined that (i) Yellowstone is a Variable Interest Entity, (ii) we are the primary beneficiary, and (iii) it is appropriate to consolidate Yellowstone under applicable accounting guidance outlined within ASC 810, Consolidation.  As a result, both the Founders Shares and Private Placement Warrants are eliminated in consolidation.

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

NOTE 19.     SUBSEQUENT EVENTS

On August 2, 2021, Yellowstone announced it has entered into a business combination agreement with Sky Harbour LLC (“SHG”), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. Upon closing of the business combination, SHG will become a publicly traded company, and it is expected that its common stock will be listed on the NASDAQ exchange. The combined company will have an implied pro forma equity market value of approximately $777 million at closing.

We have agreed to provide $55 million of financing in support of the transaction, which will be funded prior to the closing of the business combination, assuming SHG successfully raises at least $80 million in a private activity bond offering. This additional equity investment will initially be directly into SHG, and upon the successful consummation of the business combination will convert into 5,500,000 shares of the post-combination public company’s Class A common stock, at a price of $10 per share. In the event the business combination is not consummated, our investment will remain as Series B Preferred units of SHG. In addition, the parties will seek to raise additional funding to support the business combination through a private placement investment (“PIPE”) to be consummated at the closing of the transaction of $100 million. In addition to the $55 million of financing support, we have also agreed to provide to SHG a backstop valued at up to an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share if needed to meet the minimum investment condition of $150 million in cash and securities to SHG at the closing.

The combined company expects to receive up to $238 million in gross proceeds, assuming no redemptions of Yellowstone’s existing public stockholders. This amount excludes additional funds which may be raised in the PIPE. All SHG equityholders are retaining 100% of their equity in the combined company. The cash proceeds are expected to be used to fund the completion of four initial airport hangar campuses in addition to expansion at SHG’s location currently in operation.

The transaction has been unanimously approved by the Yellowstone Board of Directors, as well as the Board of Managers and all equityholders of SHG, and is subject to the satisfaction of customary closing conditions, including the approval of the shareholders of Yellowstone and the receipt by SHG of at least $80 million in a private activity bond financing currently expected to close in September.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin.  During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards.  In addition, we have made additional billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest.  As of June 30, 2021, we operate approximately 3,200 billboards with approximately 6,000 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 commencing in the first quarter of fiscal 2020 has impacted different parts of our business in different ways:

●

Our billboard business incurred some overall reductions in revenue during the first half of fiscal 2020 but has returned to more normal levels in the first half of fiscal 2021. As most of our billboards are on roads and highways and not in airports and other mass transit hubs, shopping centers and sports arenas, our revenues for billboards were not as significantly impacted as those of certain of our competitors. As a result, billboard revenues in the first half of fiscal 2021 were up 8.9% from the same period in 2020.

●	Our surety insurance business was primarily impacted by the decision we implemented in the second quarter of fiscal 2020 to cease issuing rental insurance bonds. We made this decision due to concern about the potential for increasing default rates by residential tenants. Revenues from these prepaid surety bonds are recognized over the life of the bond (typically one year) so the impact to revenues was delayed. Our surety insurance revenues in the first half of fiscal 2021 decreased by 37.9%, or approximately $2.9 million, from the first half of fiscal 2020. The other elements of our surety business were primarily impacted by a smaller decrease in demand for new bonds but claims experience to date for other contract and commercial bonds has been unaffected. We do not currently expect to issue rental insurance bonds in the future. In addition to the loss of revenues, we also significantly increased our loss reserves to provide funding for potential claims.

●	Our broadband business was generally unaffected by COVID-19 and we continued to expand that business in 2020 and 2021 through an acquisition in Utah in late 2020 and expansion in capital spending to expand our footprint and serve additional customers in both Arizona and Utah.

●	Our investment in Dream Finders Homes was also unaffected as Dream Finders Home’s business has increased during this period and it successfully completed an initial public offering in January 2021. Our investment in Crescent Bank and Trust, which primarily provides loans to consumers purchasing automobiles, was somewhat impacted by the pandemic but has returned to normal levels of business. Our investment in Logic Real Estate was somewhat impacted by the demand for commercial rental property in the Las Vegas market but has also returned to normal levels during the first half of fiscal 2021.

●	Our business operations were generally unaffected by COVID-19.

●	Despite the pandemic, we generated positive cash flow from operating activities in the first half of fiscal 2021 of approximately $5.3 million compared to $1.3 million in cash flow from operations in the first half of fiscal 2020.

●	In April 2021, we completed a public offering of our Class A common stock and raised an additional $58.6 million in gross proceeds from the offering. Our billboard business is in compliance with its loan covenants under its term loans with its secured lender and we believe we have adequate financial resources to meet our operating and anticipated expansion and acquisition opportunities for the foreseeable future.

●

As of June 30, 2021, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the six months ended June 30, 2021.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following is a comparison of our results of operations for the three months ended June 30, 2021, which we refer to as the “second quarter of fiscal 2021,” compared to the three months ended June 30, 2020, which we refer to as the “second quarter of fiscal 2020.”

Revenues. For the second quarter of fiscal 2021 and the second quarter of fiscal 2020, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$7,952,832	56.1%	$6,654,032	57.9%	$1,298,800
Broadband services	3,760,454	26.5%	1,164,082	10.1%	2,596,372
Premiums earned	1,736,158	12.3%	3,203,581	27.9%	(1,467,423)
Insurance commissions	658,703	4.6%	349,729	3.0%	308,974
Investment and other income	71,734	0.5%	121,140	1.1%	(49,406)
Total Revenues	$14,179,881	100.0%	$11,492,564	100.0%	$2,687,317

We realized total revenues of $14,179,881 during the second quarter of fiscal 2021, an increase of 23.4% over revenues of $11,492,564 during the second quarter of fiscal 2020. The increase in total revenues was largely driven by our acquisition of UBB in December 2020 and growth within our billboard business after being negatively impacted from the COVID-19 pandemic during the second quarter of fiscal 2020. These increases in revenue were partially offset by lower revenue within our UCS insurance subsidiary, mainly due to the suspension of its rental guarantee bond program. Due to the disruption in this market, we have suspended issuing new rental guarantee bonds, which could reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals in the second quarter of fiscal 2021 increased 19.5% from the second quarter of fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the  COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in the first quarter of fiscal 2021 accounted for approximately 3.6% of our billboard revenues in the second quarter of fiscal 2021.

●	Revenue from broadband services in the second quarter of fiscal 2021 was $3,760,454, up from $1,164,082 in the second quarter of fiscal 2020, mainly reflecting the UBB acquisition in December 2020.

●

Premiums earned from our UCS insurance subsidiary decreased 45.8% in the second quarter of fiscal 2021 when compared to the second quarter of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of issuing new bonds under the rental guarantee bond program.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 88.3% in the second quarter of fiscal 2021 when compared to the second quarter of fiscal 2020, mainly reflecting the ACS acquisition in April 2021 as well as an increase in bonds sold through other insurance carriers.

●	Investment and other income at UCS decreased 40.8% in the second quarter of fiscal 2021 from $121,140 in the second quarter of fiscal 2020.

Expenses. For the second quarter of fiscal 2021 and the second quarter of fiscal 2020, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,073,530	21.7%	$2,741,352	23.8%	$332,178
Cost of broadband revenues	854,429	6.0%	174,236	1.5%	680,193
Cost of insurance revenues	872,605	6.2%	2,104,918	18.3%	(1,232,313)
Employee costs	4,526,049	31.9%	3,097,815	27.0%	1,428,234
Professional fees	1,024,181	7.2%	665,202	5.8%	358,979
Depreciation	1,250,663	8.8%	934,194	8.1%	316,469
Amortization	1,205,537	8.5%	1,029,015	9.0%	176,522
General and administrative	2,411,053	17.0%	1,526,386	13.3%	884,667
Loss on disposition of assets	22,859	0.2%	50,015	0.4%	(27,156)
Accretion	32,447	0.2%	34,740	0.3%	(2,293)
Total Costs and Expenses	$15,273,353	107.7%	$12,357,873	107.5%	$2,915,480

During the second quarter of fiscal 2021, we had total costs and expenses of $15,273,353, as compared to total costs and expenses of $12,357,873 in the second quarter of fiscal 2020. Total costs and expenses as a percentage of total revenues increased slightly from 107.5% in the second quarter of fiscal 2020 to 107.7% in the second quarter of fiscal 2021. In the second quarter of fiscal 2021, cost of billboard revenues, cost of insurance revenues and amortization decreased as a percentage of total revenues as compared to the second quarter of fiscal 2020. Employee costs, professional fees, depreciation, and general and administrative expenses increased as a percentage of total revenues mainly due to the acquisition of UBB in December 2020 as well as the decline in premiums earned at UCS. Loss on disposition of assets and accretion, primarily associated with our billboard and broadband services businesses, remained relatively constant as a percentage of total revenues.

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 23.8% in the second quarter of fiscal 2020 to 21.7% in the second quarter of fiscal 2021. The decrease was mainly related to lower ground rent expense as a percentage of billboard revenues.

●

During the second quarter of fiscal 2021, cost of insurance revenues decreased by $1,232,313, or 58.5%, from the second quarter of fiscal 2020. The decrease was driven by lower commissions paid due to decreased revenues within UCS both from third-party agents and the sale of certain rental guarantee bonds which generally provide a higher commission structure as well as a decrease in loss reserves at UCS related to its rental guarantee bond program.

●	Employee costs increased $1,428,234 from the second quarter of fiscal 2020. The increase was mainly driven by the UBB acquisition in December 2020.

●

Professional fees in the second quarter of fiscal 2021 were $1,024,181, or 7.2% of total revenues, as compared to $665,202, or 5.8% of total revenues, in the second quarter of fiscal 2020. Professional fees mainly include costs associated with restating our Annual Report, audit fees, legal fees, acquisition related expenses as well as fees associated with Yellowstone.

●

General and administrative expenses increased from $1,526,386 in the second quarter of fiscal 2020 to $2,411,053 in the second quarter of fiscal 2021, an increase of 58.0%. The increase was mainly driven by the UBB acquisition in December 2020, the consolidation of Yellowstone, and an increase in other corporate related expenses.

●

Non-cash expenses in the second quarter of fiscal 2021 included $1,205,537 in amortization expense, $1,250,663 in depreciation expense, and $32,447 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation and amortization expense was mainly driven by the addition of our broadband services business.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2021 was $1,093,472, or 7.7% of total revenues, as compared to a net loss from operations of $865,309, or 7.5% of total revenues, in the second quarter of fiscal 2020. The increase in net loss from operations in dollars was primarily due to decreased revenue within our insurance operations, the consolidation of Yellowstone, and an increase in other corporate related expenses which were partially offset by improved operations within our billboard business and the addition of our broadband services operations. Our net loss from operations included $2,488,647 from non-cash amortization, depreciation and accretion expenses in the second quarter of fiscal 2021, as compared to $1,997,949 in the second quarter of fiscal 2020.

Other Income (Expense). During the second quarter of fiscal 2021, we had net other income of $12,566,457. Net other income included $11,377,475 from unrealized gains mainly on our investment in DFH after its initial public offering on January 25, 2021, $883,928 related to the remeasurement of Yellowstone's public warrants, $435,988 in equity in income of unconsolidated affiliates, $83,475 in dividend income mainly from public equity securities held by Boston Omaha, and interest income of $19,250. These items were partially offset by interest expense of $233,659 mainly incurred under Link's term loan. During the second quarter of fiscal 2020, we had net other income of $4,300,760, which included $3,643,607 in realized gains from the sale of large publicly traded equity securities mainly held by Boston Omaha, $597,660 in equity in income of unconsolidated affiliates, $470,357 in dividend income, $270,521in interest income, $487,365 in unrealized losses mainly on public equity securities held by Boston Omaha as well as UCS and interest expense of $194,020 mainly incurred under Link's term loan.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. As stated above, we experienced unrealized gains of $11,377,475 in the value of our public equity securities during the second quarter of fiscal 2021. This contrasts with unrealized losses in the value of our securities of $487,365 during the second quarter of fiscal 2020. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $8,637,563 in the second quarter of fiscal 2021, or income per share of $0.29, based on 29,492,765 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $3,402,308 in the second quarter of fiscal 2020, or income per share of $0.14, based on 24,716,371 diluted weighted average shares outstanding.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following is a comparison of our results of operations for the six months ended June 30, 2021, which we refer to as the “first half of fiscal 2021,” compared to the six months ended June 30, 2020, which we refer to as the “first half of fiscal 2020.”

Revenues. For the first half of fiscal 2021 and the first half of fiscal 2020, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$15,106,517	55.1%	$13,869,798	60.6%	$1,236,719
Broadband services	7,555,491	27.6%	1,431,333	6.2%	6,124,158
Premiums earned	3,522,722	12.9%	6,657,639	29.1%	(3,134,917)
Insurance commissions	1,058,880	3.9%	682,520	3.0%	376,360
Investment and other income	141,290	0.5%	261,454	1.1%	(120,164)
Total Revenues	$27,384,900	100.0%	$22,902,744	100.0%	$4,482,156

We realized total revenues of $27,384,900 during the first half of fiscal 2021, an increase of 19.6% over revenues of $22,902,744 during the first half of fiscal 2020. The increase in total revenues was largely driven by our acquisition of FibAire in March 2020, our acquisition of UBB in December 2020, and growth within our billboard business after being negatively impacted from the COVID-19 pandemic during the first half of fiscal 2020. These increases in revenue were partially offset by lower revenue within our UCS insurance subsidiary, mainly due to the suspension of its rental guarantee bond program. Due to the disruption in this market, we have suspended issuing new rental guarantee bonds, which could reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●	Net billboard rentals in the first half of fiscal 2021 increased 8.9% from the first half of fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in the first quarter of fiscal 2021 accounted for approximately 3.1% of our billboard revenues in the first half of fiscal 2021.

●	Revenue from broadband services in the first half of fiscal 2021 was $7,555,491, up from $1,431,333 in the first half of fiscal 2020, mainly reflecting the FibAire acquisition in March 2020 and the UBB acquisition in December 2020.

●	Premiums earned from our UCS insurance subsidiary decreased 47.1% in the first half of fiscal 2021 when compared to the first half of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of issuing new bonds under the rental guarantee bond program.

●	Revenue from insurance commissions generated by our surety brokerage operations increased by 55.1% in the first half of fiscal 2021 when compared to the first half of fiscal 2020, mainly reflecting the ACS acquisition in April 2021 as well as an increase in bonds sold through other insurance carriers.

●	Investment and other income at UCS decreased 46.0% in the first half of fiscal 2021 from $261,454 in the first half of fiscal 2020.

Expenses. For the first half of fiscal 2021 and the first half of fiscal 2020, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$5,935,277	21.7%	$5,691,906	24.8%	$243,371
Cost of broadband revenues	1,610,642	5.9%	249,659	1.1%	1,360,983
Cost of insurance revenues	2,001,815	7.3%	3,608,780	15.8%	(1,606,965)
Employee costs	8,768,196	32.0%	6,230,960	27.2%	2,537,236
Professional fees	2,118,164	7.7%	1,952,357	8.5%	165,807
Depreciation	2,397,467	8.8%	1,765,704	7.7%	631,763
Amortization	2,370,709	8.7%	1,980,836	8.6%	389,873
General and administrative	4,638,916	16.9%	3,329,387	14.6%	1,309,529
Loss on disposition of assets	58,426	0.2%	68,934	0.3%	(10,508)
Accretion	64,538	0.2%	69,502	0.3%	(4,964)
Total Costs and Expenses	$29,964,150	109.4%	$24,948,025	108.9%	$5,016,125

During the first half of fiscal 2021, we had total costs and expenses of $29,964,150, as compared to total costs and expenses of $24,948,025 in the first half of fiscal 2020. Total costs and expenses as a percentage of total revenues increased from 108.9% in the first half of fiscal 2020 to 109.4% in the first half of fiscal 2021. In the first half of fiscal 2021, cost of billboard revenues, cost of insurance revenues and professional fees decreased as a percentage of total revenues as compared to the first half of fiscal 2020. Employee costs, depreciation and general and administrative expenses increased as a percentage of total revenues mainly due to the FibAire acquisition in March 2020 and the UBB acquisition in December 2020. Amortization, loss on disposition of assets and accretion, primarily associated with our billboard and broadband services businesses, remained relatively constant as a percentage of total revenues.

●	Cost of billboard revenues decreased as a percentage of billboard revenues from 24.8% in the first half of fiscal 2020 to 21.7% in the first half of fiscal 2021. The decrease was mainly related to lower ground rent expense as a percentage of billboard revenues.

●	During the first half of fiscal 2021, cost of insurance revenues decreased by $1,606,965, or 44.5%, from the first half of fiscal 2020. The decrease was driven by lower commissions paid due to decreased revenues within UCS both from third-party agents and the sale of certain rental guarantee bonds which generally provide a higher commission structure as well as a decrease in loss reserves at UCS related to its rental guarantee bond program.

●	Employee costs increased $2,537,236 from the first half of fiscal 2020. The increase is mainly driven by the FibAire acquisition in March 2020 and the UBB acquisition in December 2020.

●	Professional fees in the first half of fiscal 2021 were $2,118,164, or 7.7% of total revenues, as compared to $1,952,357, or 8.5% of total revenues, in the first half of fiscal 2020. Professional fees mainly include costs associated with our Annual Report, audit fees, legal fees, acquisition related expenses as well as fees associated with Yellowstone.

●

General and administrative expenses increased from $3,329,387 in the first half of fiscal 2020 to $4,638,916 in the first half of fiscal 2021, an increase of 39.3%. The increase was mainly driven by the FibAire acquisition in March 2020, the UBB acquisition in December 2020, the consolidation of Yellowstone, and an increase in other corporate related expenses.

●	Non-cash expenses in the first half of fiscal 2021 included $2,397,467 in depreciation expense, $2,370,709 in amortization expense, and $64,538 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation and amortization expense was mainly driven by the addition of our broadband services business.

Net Loss from Operations. Net loss from operations for the first half of fiscal 2021 was $2,579,250, or 9.4% of total revenues, as compared to a net loss from operations of $2,045,281, or 8.9% of total revenues, in the first half of fiscal 2020. The increase in net loss from operations in dollars was primarily due to decreased revenue within our insurance operations, the consolidation of Yellowstone, and an increase in other corporate related expenses which were partially offset by improved operations within our billboard business and the addition of our broadband services operations. Our net loss from operations included $4,832,714 from non-cash amortization, depreciation and accretion expenses in the first half of fiscal 2021, as compared to $3,816,042 in the first half of fiscal 2020.

Other Income (Expense). During the first half of fiscal 2021, we had net other income of $122,689,521. Net other income included $115,845,427 from unrealized gains mainly on our investment in DFH after its initial public offering on January 25, 2021, $3,059,752 related to the remeasurement of Yellowstone's public warrants, $2,840,170 in realized gains mainly from the sale of large publicly traded equity securities held at Boston Omaha, interest income of $620,902 primarily derived from our short term loan to DFH, $576,285 in equity in income of unconsolidated affiliates, and $215,970 in dividend income mainly from public equity securities held by Boston Omaha. These items were partially offset by interest expense of $468,985 mainly incurred under Link's term loan. During the first half of fiscal 2020, we had net other expense of $19,246,965, which included $25,232,878 from unrealized losses mainly on public equity securities held by Boston Omaha as well as UCS, $3,669,875 in realized gains from the sale of large publicly traded equity securities mainly held by Boston Omaha, $1,063,325 in equity in income of unconsolidated affiliates, $861,148 in dividend income, $780,000 in interest income, and interest expense of $388,435 mainly incurred under Link's term loan.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. As stated above, we experienced unrealized gains of $115,845,427 in the value of our securities during the first half of fiscal 2021. This contrasts with unrealized losses in the value of our securities of $25,232,878 during the first half of fiscal 2020. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $93,075,190 in the first half of fiscal 2021, or income per share of $3.26, based on 28,545,034 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $21,331,930 in the first half of fiscal 2020, or a loss per share of $0.89, based on 24,091,535 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following three segments in which we operate, billboards, insurance and broadband, for the second quarter of fiscal 2021 and the second quarter of fiscal 2020:

Results of Billboard Operations

	For the Three Months Ended June 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$7,952,832	100.0%	$6,654,032	100.0%
Cost of Revenues
Ground rents	1,620,771	20.4%	1,531,264	23.0%
Utilities	311,242	3.9%	304,853	4.6%
Commissions paid	762,278	9.6%	626,778	9.4%
Other costs of revenues	379,239	4.7%	278,457	4.2%
Total cost of revenues	3,073,530	38.6%	2,741,352	41.2%
Gross margin	4,879,302	61.4%	3,912,680	58.8%
Other Operating Expenses
Employee costs	1,445,171	18.2%	1,431,556	21.5%
Professional fees	95,726	1.2%	109,648	1.6%
Depreciation	895,395	11.3%	828,980	12.5%
Amortization	860,540	10.8%	819,529	12.3%
General and administrative	664,220	8.3%	756,705	11.4%
Accretion	29,013	0.4%	34,740	0.5%
Loss on disposition of assets	22,859	0.3%	50,015	0.8%
Total expenses	4,012,924	50.5%	4,031,173	60.6%
Segment Income (Loss) from Operations	866,378	10.9%	(118,493)	(1.8%)
Interest income (expense), net	(228,018)	(2.9%)	(192,866)	(2.9%)
Net Income (Loss) Attributable to Common Stockholders	$638,360	8.0%	$(311,359)	(4.7%)

Comparison of the Second Quarter of Fiscal 2021 to the Second Quarter of Fiscal 2020. In the second quarter of fiscal 2021, there was a 19.5% increase in net billboard revenues from the second quarter of fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in the first quarter of fiscal 2021 accounted for approximately 3.6% of our billboard revenues in the second quarter of fiscal 2021. The key factors affecting our billboard operations results during the second quarter of fiscal 2020 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 23.0% in the second quarter of fiscal 2020 to 20.4% in the second quarter of fiscal 2021.

●	Commissions paid as a percentage of total segment operating revenues increased slightly from 9.4% in the second quarter of fiscal 2020 to 9.6% in the second quarter of fiscal 2021.

●	Employee costs as a percentage of total segment operating revenues decreased from 21.5% in the second quarter of fiscal 2020 to 18.2% in the second quarter of fiscal 2021.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 11.4% in the second quarter of fiscal 2020 to 8.3% in the second quarter of fiscal 2021.

●

Depreciation and amortization expense increased by $66,415 and $41,011, respectively, from the second quarter of fiscal 2020. The increases are primarily due to the Thomas acquisition in the first quarter of fiscal 2021.

●

Net interest expense of $228,018 in the second quarter of fiscal 2021 compared to net interest expense $192,866 in the second quarter of fiscal 2020. The increase in interest expense was related to Link's $18 million and $5.5 million term loans, which commenced in August 2019 and August 2020, respectively.

Results of Insurance Operations

	For the Three Months Ended June 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$1,736,158	70.4%	3,203,581	87.2%
Insurance commissions	658,703	26.7%	349,729	9.5%
Investment and other income	71,734	2.9%	121,140	3.3%
Total operating revenues	2,466,595	100.0%	3,674,450	100.0%
Cost of Revenues
Commissions paid	492,388	20.0%	995,018	27.1%
Premium taxes, fees, and assessments	63,707	2.6%	81,016	2.2%
Losses and loss adjustment expense	316,510	12.8%	1,028,884	28.0%
Total cost of revenues	872,605	35.4%	2,104,918	57.3%
Gross margin	1,593,990	64.6%	1,569,532	42.7%
Other Operating Expenses
Employee costs	1,261,795	51.1%	974,241	26.5%
Professional fees	72,764	2.9%	190,353	5.2%
Depreciation	7,803	0.3%	5,854	0.1%
Amortization	48,312	2.0%	136,396	3.7%
General and administrative	635,433	25.8%	447,422	12.2%
Total expenses	2,026,107	82.1%	1,754,266	47.7%
Segment Loss from Operations	(432,117)	(17.5%)	(184,734)	(5.0%)
Interest income, net	2	0.0%	6	0.0%
Unrealized gain on securities	750,867	30.4%	1,045,895	28.5%
Gain on sale of investments	-	-	257,975	7.0%
Net Income Attributable to Common Stockholders	$318,752	12.9%	1,119,142	30.5%

Comparison of the Second Quarter of Fiscal 2021 to the Second Quarter of Fiscal 2020. In the second quarter of fiscal 2021, total operating revenues declined by 32.9% as compared to the second quarter of fiscal 2020, mainly due to the suspension of UCS's rental guarantee bond program. The key factors affecting our insurance operations results during the second quarter of fiscal 2021 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the second quarter of fiscal 2021 decreased 45.8% from the second quarter of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of its rental guarantee bond program.

●

Our brokerage operations realized an 88.3% increase in insurance commissions in the second quarter of fiscal 2021 when compared to the second quarter of fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021 as well as an increase in bonds sold through other insurance carriers.

●

Commissions paid in the second quarter of fiscal 2021 decreased by $502,630 from the second quarter of fiscal 2020 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure.

●

Our losses and loss adjustment expense as a percentage of insurance revenues decreased from 28.0% in the second quarter of fiscal 2020 to 12.8% in the second quarter of fiscal 2021. During the second quarter of fiscal 2020, UCS increased its loss reserves related to its rental guarantee bond program due the market disruption caused by COVID-19. Since the second quarter of fiscal 2020, UCS's exposure to the rental guarantee bond program has been significantly reduced as the majority of bonds have since expired.

●	Employee costs in the second quarter of fiscal 2021 increased by 29.5% from the second quarter of fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021.

●

General and administrative expenses in the second quarter of fiscal 2021 increased by 42.0% from the second quarter of fiscal 2020. The increase is mainly due to IT system implementation related expenses and the ACS acquisition completed in April 2021.

●

During the second quarter of fiscal 2021, our segment loss from insurance operations of $432,117 was reduced by unrealized gains of $750,867 from our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Three Months Ended June 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$3,760,454	100.0%	$1,164,082	100.0%
Cost of Revenues
Network operations and data costs	586,610	15.6%	67,391	5.8%
Programming costs	29,711	0.8%	20,288	1.7%
Cell site rent and utilities	140,700	3.7%	28,796	2.5%
Other costs of revenues	97,408	2.6%	57,761	5.0%
Total cost of revenues	854,429	22.7%	174,236	15.0%
Gross margin	2,906,025	77.3%	989,846	85.0%
Other Operating Expenses
Employee costs	1,289,680	34.3%	371,127	31.8%
Professional fees	24,114	0.6%	13,803	1.2%
Depreciation	322,135	8.6%	99,360	8.5%
Amortization	296,685	7.9%	73,090	6.3%
General and administrative	481,546	12.8%	101,041	8.7%
Accretion	3,434	0.1%	-	-
Loss on disposition of assets	-	-	-	-
Total expenses	2,417,594	64.3%	658,421	56.5%
Segment Income from Operations	488,431	13.0%	331,425	28.5%
Interest income (expense), net	(2,866)	(0.1%)	2	0.0%
Noncontrolling interest in subsidiary income	(116,198)	(3.1%)	(33,143)	(2.9%)
Net Income Attributable to Common Stockholders	$369,367	9.8%	$298,284	25.6%

Comparison of the Second Quarter of Fiscal 2021 to the Second Quarter of Fiscal 2020. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. In December 2020, we acquired substantially all of the business assets of UBB. Therefore, comparisons of our broadband results for the second quarter of fiscal 2021 to the second quarter of fiscal 2020 may not be meaningful.

Results of Billboard Operations

	For the Six Months Ended June 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$15,106,517	100.0%	$13,869,798	100.0%
Cost of Revenues
Ground rents	3,178,629	21.0%	3,112,810	22.4%
Utilities	624,382	4.1%	631,615	4.6%
Commissions paid	1,461,077	9.7%	1,329,534	9.6%
Other costs of revenues	671,189	4.5%	617,947	4.4%
Total cost of revenues	5,935,277	39.3%	5,691,906	41.0%
Gross margin	9,171,240	60.7%	8,177,892	59.0%
Other Operating Expenses
Employee costs	2,923,743	19.4%	2,948,957	21.3%
Professional fees	307,273	2.0%	262,538	1.9%
Depreciation	1,755,322	11.6%	1,654,939	11.9%
Amortization	1,697,641	11.2%	1,634,955	11.8%
General and administrative	1,401,973	9.3%	1,584,442	11.4%
Accretion	57,707	0.4%	69,502	0.5%
Loss on disposition of assets	55,154	0.4%	68,934	0.5%
Total expenses	8,198,813	54.3%	8,224,267	59.3%
Segment Income (Loss) from Operations	972,427	6.4%	(46,375)	(0.3%)
Interest expense, net	(457,298)	(3.0%)	(385,656)	(2.8%)
Net Income (Loss) Attributable to Common Stockholders	$515,129	3.4%	$(432,031)	(3.1%)

Comparison of the First Half of Fiscal 2021 to the First Half of Fiscal 2020. In the first half of fiscal 2021, there was an 8.9% increase in net billboard revenues from the first half of fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in the first quarter of fiscal 2021 accounted for approximately 3.1% of our billboard revenues in the first half of fiscal 2021. The key factors affecting our billboard operations results during the first half of fiscal 2020 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 22.4% in the first half of fiscal 2020 to 21.0% in the first half of fiscal 2021.

●	Commissions paid as a percentage of total segment operating revenues increased slightly from 9.6% in the first half of fiscal 2020 to 9.7% in the first half of fiscal 2021.

●	Employee costs as a percentage of total segment operating revenues decreased from 21.3% in the first half of fiscal 2020 to 19.4% in the first half of fiscal 2021.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 11.4% in the first half of fiscal 2020 to 9.3% in the first half of fiscal 2021.

●

Depreciation and amortization expense increased by $100,383 and $62,686, respectively, from the first half of fiscal 2020. The increases are primarily due to the Thomas acquisition in the first quarter of fiscal 2021.

●

Net interest expense of $457,298 in the first half of fiscal 2021 compared to net interest expense of $385,656 the first half of fiscal 2020. The increase in interest expense was related to Link's $18 million and $5.5 million term loans, which commenced in August 2019 and August 2020, respectively.

Results of Insurance Operations

	For the Six Months Ended June 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$3,522,722	74.6%	$6,657,639	87.6%
Insurance commissions	1,058,880	22.4%	682,520	9.0%
Investment and other income	141,290	3.0%	261,454	3.4%
Total operating revenues	4,722,892	100.0%	7,601,613	100.0%
Cost of Revenues
Commissions paid	957,042	20.3%	2,038,817	26.8%
Premium taxes, fees, and assessments	138,380	2.9%	146,713	1.9%
Losses and loss adjustment expense	906,393	19.2%	1,423,250	18.8%
Total cost of revenues	2,001,815	42.4%	3,608,780	47.5%
Gross margin	2,721,077	57.6%	3,992,833	52.5%
Other Operating Expenses
Employee costs	2,446,846	51.8%	2,213,758	29.1%
Professional fees	185,349	3.9%	359,415	4.7%
Depreciation	13,536	0.3%	11,405	0.2%
Amortization	82,957	1.8%	272,791	3.6%
General and administrative	1,211,993	25.6%	1,019,812	13.4%
Total expenses	3,940,681	83.4%	3,877,181	51.0%
Segment Income (Loss) from Operations	(1,219,604)	(25.8%)	115,652	1.5%
Interest expense, net	(1,996)	(0.1%)	(370)	(0.0%)
Unrealized gain (loss) on securities	3,930,118	83.2%	(4,218,512)	(55.5%)
Gain (loss) on sale of investments	(23,904)	(0.5%)	260,259	3.4%
Net Income (Loss) Attributable to Common Stockholders	$2,684,614	56.8%	$(3,842,971)	50.6%

Comparison of the First Half of Fiscal 2021 to the First Half of Fiscal 2020. In the first half of fiscal 2021, total operating revenues declined by 37.9% as compared to the first half of fiscal 2020, mainly due to the suspension of UCS's rental guarantee bond program. The key factors affecting our insurance operations results during the first half of fiscal 2021 were as follows:

●	Premiums earned from our UCS insurance subsidiary in the first half of fiscal 2021 decreased 47.1% from the first half of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of its rental guarantee bond program.

●	Our brokerage operations realized a 55.1% increase in insurance commissions in the first half of fiscal 2021 when compared to the first half of fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021 as well as an increase in bonds sold through other insurance carriers.

●	Commissions paid in the first half of fiscal 2021 decreased by $1,081,775 from the first half of fiscal 2020 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure.

●	Our losses and loss adjustment expense as a percentage of insurance revenues increased from 18.8% in the first half of fiscal 2020 to 19.2% in the first half of fiscal 2021. During the second quarter of fiscal 2020, UCS increased its loss reserves related to its rental guarantee bond program due the market disruption caused by COVID-19. As the rental guarantee bonds continued to earn premium throughout fiscal 2021, the loss reserving rate was maintained at the higher level. Since the second quarter of fiscal 2020, UCS's exposure to the rental guarantee bond program has been significantly reduced as the majority of bonds have since expired.

●	Employee costs in the first half of fiscal 2021 increased by 10.5% from the first half of fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021.

●	General and administrative expenses in the first half of fiscal 2021 increased by 18.8% from the first half of fiscal 2020. The increase is mainly due to IT system implementation related expenses and the ACS acquisition completed in April 2021.

●

During the first half of fiscal 2021, our segment loss from insurance operations of $1,219,604 was reduced by unrealized gains of $3,930,118 from our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Six Months Ended June 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$7,555,491	100.0%	$1,431,333	100.0%
Cost of Revenues
Network operations and data costs	1,089,944	14.4%	107,791	7.5%
Programming costs	55,798	0.7%	28,535	2.0%
Cell site rent and utilities	279,618	3.7%	30,449	2.1%
Other costs of revenues	185,282	2.5%	82,884	5.8%
Total cost of revenues	1,610,642	21.3%	249,659	17.4%
Gross margin	5,944,849	78.7%	1,181,674	82.6%
Other Operating Expenses
Employee costs	2,508,412	33.2%	464,458	32.5%
Professional fees	82,634	1.1%	14,803	1.0%
Depreciation	588,464	7.8%	99,360	6.9%
Amortization	590,111	7.8%	73,090	5.1%
General and administrative	899,268	11.9%	133,128	9.3%
Accretion	6,831	0.1%	-	-
Loss on disposition of assets	3,272	0.0%	-	-
Total expenses	4,678,992	61.9%	784,839	54.8%
Segment Income from Operations	1,265,857	16.8%	396,835	27.8%
Interest income (expense), net	(4,969)	(0.1%)	2	0.0%
Noncontrolling interest in subsidiary income	(254,461)	(3.4%)	(39,684)	(2.8%)
Net Income Attributable to Common Stockholders	$1,006,427	13.3%	$357,153	25.0%

Comparison of the First Half of Fiscal 2021 to the First Half of Fiscal 2020. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. In December 2020, we acquired substantially all of the business assets of UBB. Therefore, comparisons of our broadband results for the first half of fiscal 2021 to the first half of fiscal 2020 may not be meaningful.

Cash Flows

Cash Flows for the First Half of Fiscal 2021 compared to the First Half of Fiscal 2020

The table below summarizes our cash flows, in dollars, for the first half of fiscal 2021 and the first half of fiscal 2020:

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Net cash provided by operating activities	$5,290,113	$1,261,366
Net cash used in investing activities	(46,908,356)	(31,572,461)
Net cash provided by financing activities	52,359,788	56,189,563
Net increase in cash, cash equivalents, and restricted cash	$10,741,545	$25,878,468

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $5,290,113 for the first half of fiscal 2021 compared to a $1,261,366 for the first half of fiscal 2020. The increase in net cash provided by operating activities was primarily due to favorable working capital fluctuations as well as increased distributions from unconsolidated affiliates, increased cash flow generation within our billboard business, and the addition of our broadband services business, which was partially offset by the decline in operating results within our insurance business.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $46,908,356 for the first half of fiscal 2021 as compared with net cash used in investing activities of $31,572,461 for the first half of fiscal 2020. The increase in net cash used in investing activities is primarily attributable to increased net cash outflows within our investment portfolio held at Boston Omaha, most significantly related to purchases of U.S. Treasury trading securities. Partially offsetting the increase in net cash outflows associated with our purchases of U.S. Treasury securities during 2021 was the receipt of $20,000,000 of principal payments on our note receivable from DFH.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $52,359,788 during the first half of fiscal 2021 as compared to net cash provided by financing activities of $56,189,563 during the first half of fiscal 2020. During the first half of fiscal 2021, net cash provided by financing activities mainly consisted of $58,625,000 in gross proceeds raised through our public offering of Class A common stock on April 1, 2021, offset primarily by offering costs of $3,357,544 and net returns of funds held as collateral in the amount of $1,656,538.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, a surety insurance company we acquired in December 2016, broadband services providers whose assets we acquired in March 2020 and December 2020 and minority investments in several real estate management entities and a bank holding entity whose primary source of revenue is in subprime automobile lending. At June 30, 2021, we had approximately $57 million in unrestricted cash and approximately $132 million in U.S. Treasury trading securities. Our strategy is to continue to acquire other billboard locations and insurance businesses as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth. Although we have and continue to enter into non-binding letters of intent to acquire businesses on a regular basis, we do not have current agreements, commitments or understandings for any specific material acquisitions which are probable to be consummated at this time.

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

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link may borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses. As of March 31, 2021, Link had borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. We may not borrow additional funds under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and on October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. During the first three years of the term loans, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 2.0% and 0.5%. After three years, there is no prepayment penalty. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum. The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day LIBOR rate plus an applicable margin ranging between 2.00 and 2.50% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 11, 2021. Long-term debt included within our consolidated balance sheet as of June 30, 2021 consists of Term Loan 1 and Term Loan 2 borrowings of $22,470,934, of which $1,207,502 is classified as current. There were no amounts outstanding related to the revolving line of credit as of June 30, 2021.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of June 30, 2021.

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

On March 30, 2021, we filed a new shelf registration statement on Form S-3ASR (Registration No. 333-254870) which was effective upon filing with the SEC. We may, from time to time, in one or more offerings, offer and sell an indeterminate amount of any combination of Class A common stock or preferred stock, various series of debt securities and/or warrants. The shelf registration statement may also be used by one or more selling security holders to be identified in the future of our securities. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. We have also taken steps to suspend the future issuance of certain rental surety bonds issued by UCS and have taken other steps to reduce certain costs of our operations. At June 30, 2021, we had approximately $57 million in unrestricted cash, $132 million in U.S. treasury trading securities, and $155 million in marketable equity securities.

If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all.

In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities.  In addition to our current credit facility, any other future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Link's existing credit facility imposes restrictions on Link that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard and insurance businesses. Specifically, these restrictions place limits on Link and its subsidiaries' ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our billboard assets. Our credit facility requires us to meet a fixed charge coverage ratio and other financial covenants. Our ability to comply with these loan covenants may be affected by factors beyond our control and a breach of any loan covenants would likely result in an event of default under the credit facility, which would permit the lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks. We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

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

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2021, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions, including the impact of the COVID-19 pandemic, believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on May 24, 2021. We believe that at June 30, 2021, there has been no material change to this information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 related to its risk assessment of the formation of Yellowstone Acquisition Company. Specifically, the Company did not design and implement effective controls addressing the technical accounting complexities associated with SPAC formations. This material weakness resulted in the restatement of our financial statements for the year ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the recorded warrant liability, Yellowstone's Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 24, 2021.

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

10.7 (*)	First Amendment to Credit Agreement dated October 25, 2019 by and between Link Media Holdings, LLC and First National Bank of Omaha, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 29, 2019.

10.8 (*)	Sky Harbour LLC Series B Preferred Unit Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2021)

10.9 (*)	Sky Harbour LLC Voting and Support Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 3, 2021)

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

August 13, 2021

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

August 13, 2021

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

August 13, 2021