Form 10-Q
period 2021-09-30
BOSTON OMAHA Corp
filed 2021-11-12
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,593,952 shares of Class A common stock and 1,055,560 shares of Class B common stock as of November 11, 2021.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2021

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Nine Months Ended September 30, 2021 and 2020

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	September 30,	December 31,
	2021	2020

Current Assets:
Cash and cash equivalents	$115,759,021	$44,665,972
Restricted cash	1,899	280,269
Investments held in trust - special purpose acquisition company	138,742,756	138,716,226
Accounts receivable, net	4,478,191	4,041,563
Other receivables	5,808,864	-
Interest receivable	15,752	286,768
Short-term investments	4,978,644	7,050,675
Note receivable from affiliate	-	20,000,000
Marketable equity securities	80,275,103	64,036,482
U. S. Treasury trading securities	50,997,180	37,767,945
Funds held as collateral assets	8,553,485	10,006,075
Prepaid expenses	2,671,059	2,197,342

Total Current Assets	412,281,954	329,049,317

Property and Equipment, net	56,224,333	48,508,272

Other Assets:
Goodwill	129,357,746	124,446,446
Intangible assets, net	42,675,946	44,373,909
Investments	19,316,769	19,448,519
Investments in unconsolidated affiliates	61,869,228	20,913,896
Deferred policy acquisition costs	686,189	690,555
Right of use assets	56,125,523	52,849,492
Other	2,835,539	427,020

Total Other Assets	312,866,940	263,149,837

Total Assets	$781,373,227	$640,707,426

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2021	2020

Current Liabilities:
Accounts payable and accrued expenses	$8,814,966	$6,825,081
Short-term payables for business acquisitions	346,041	771,916
Lease liabilities	4,035,257	4,354,664
Funds held as collateral	8,553,485	10,006,075
Unearned premiums	4,739,170	3,955,363
Current maturities of long-term debt	1,220,005	1,282,504
Deferred underwriting fee payable	4,759,615	4,759,615
Deferred revenue	2,008,240	1,915,031

Total Current Liabilities	34,476,779	33,870,249

Long-term Liabilities:
Asset retirement obligations	2,161,530	2,282,273
Lease liabilities	51,196,344	47,581,933
Long-term debt, less current maturities	20,955,530	21,775,146
Other long-term liabilities	1,666,824	116,104
Warrants liability	6,391,482	8,431,315
Deferred tax liability	14,054,017	57,000

Total Liabilities	130,902,506	114,114,020

Redeemable Noncontrolling Interest	146,920,362	145,027,149

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 28,520,555 and 26,175,555 shares issued and outstanding, respectively	28,521	26,176
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	479,387,302	424,204,641
Retained earnings (accumulated deficit)	24,133,480	(42,665,616)

Total Stockholders' Equity	503,550,359	381,566,257

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$781,373,227	$640,707,426

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:
Billboard rentals, net	$8,023,065	$7,121,957	$23,129,582	$20,991,755
Broadband services	3,773,729	1,144,343	11,329,220	2,575,676
Premiums earned	2,031,575	2,880,544	5,554,297	9,538,183
Insurance commissions	584,082	382,493	1,642,962	1,065,013
Investment and other income	85,696	77,499	226,986	338,953

Total Revenues	14,498,147	11,606,836	41,883,047	34,509,580

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	2,992,251	2,780,359	8,927,528	8,472,265
Cost of broadband revenues (exclusive of depreciation and amortization)	742,082	129,414	2,352,724	379,073
Cost of insurance revenues (exclusive of depreciation and amortization)	1,029,576	1,758,451	3,031,391	5,367,231
Employee costs	4,544,796	3,311,885	13,312,992	9,542,845
Professional fees	2,552,762	630,604	4,670,926	2,582,961
General and administrative	2,497,301	1,649,056	7,136,217	4,978,443
Amortization	1,137,736	1,031,805	3,508,445	3,012,641
Depreciation	1,668,984	978,672	4,066,451	2,744,376
Loss on disposition of assets	61,478	20,751	119,904	89,685
Accretion	32,179	36,462	96,717	105,964

Total Costs and Expenses	17,259,145	12,327,459	47,223,295	37,275,484

Net Loss from Operations	(2,760,998)	(720,623)	(5,340,248)	(2,765,904)

Other Income (Expense):
Interest income	24,839	104,125	645,741	884,125
Dividend income	106,815	106,716	322,785	967,864
Equity in income of unconsolidated affiliates	359,203	1,342,826	935,488	2,406,151
Other investment income (loss)	(32,990,929)	2,845,323	85,694,668	(18,717,680)
Remeasurement of warrant liability	(1,019,917)	-	2,039,835	-
Interest expense	(233,561)	(212,196)	(702,546)	(600,631)

Net Income (Loss) Before Income Taxes	(36,514,548)	3,466,171	83,595,723	(17,826,075)
Income tax benefit (provision)	7,735,913	-	(14,230,999)	-

Net Income (Loss)	(28,778,635)	3,466,171	69,364,724	(17,826,075)
Noncontrolling interest in subsidiary loss (income)	2,502,541	(2,500)	(2,565,628)	(42,184)

Net Income (Loss) Attributable to Common Stockholders	$(26,276,094)	$3,463,671	$66,799,096	$(17,868,259)

Basic Net Income (Loss) per Share	$(0.89)	$0.13	$2.32	$(0.71)

Diluted Net Income (Loss) per Share	$(0.89)	$0.13	$2.32	$(0.71)

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,576,115	27,231,115	28,751,500	25,145,700

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,576,115	27,271,014	28,825,428	25,145,700

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2020	26,175,555	1,055,560	$26,176	$1,056	$424,204,641	$(42,665,616)	$381,566,257

Offering costs	-	-	-	-	(108,863)	-	(108,863)

Increase in redeemable noncontrolling interest	-	-	-	-	(549,989)	-	(549,989)

Net income attributable to common stockholders, March 31, 2021	-	-	-	-	-	84,437,627	84,437,627

Ending Balance, March 31, 2021	26,175,555	1,055,560	26,176	1,056	423,545,789	41,772,011	465,345,032

Stock issued for cash	2,345,000	-	2,345	-	58,622,655	-	58,625,000

Offering costs	-	-	-	-	(3,248,681)	-	(3,248,681)

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	706,837	-	706,837

Increase in redeemable noncontrolling interest	-	-	-	-	(45,920)	-	(45,920)

Net income attributable to common stockholders, June 30, 2021	-	-	-	-	-	8,637,563	8,637,563

Ending Balance, June 30, 2021	28,520,555	1,055,560	28,521	1,056	479,580,680	50,409,574	530,019,831

Offering costs	-	-	-	-	(90,452)	-	(90,452)

Increase in redeemable noncontrolling interest	-	-	-	-	(102,926)	-	(102,926)

Net loss attributable to common stockholders, September 30, 2021	-	-	-	-	-	(26,276,094)	(26,276,094)

Ending Balance, September 30, 2021	28,520,555	1,055,560	$28,521	$1,056	$479,387,302	$24,133,480	$503,550,359

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$69,364,724	$(17,826,075)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	3,295,966	2,977,876
Depreciation, amortization, and accretion	7,671,614	5,862,981
Deferred income taxes	13,997,017	-
Loss on disposition of assets	119,904	89,685
Bad debt expense	13,981	322,483
Equity in earnings of unconsolidated affiliates	(935,488)	(2,406,151)
Remeasurement of warrant liability	(2,039,835)	-
Other investment (income) loss	(85,694,668)	18,717,680
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(34,060)	282,094
Interest receivable	271,016	391,935
Prepaid expenses	(380,893)	(435,830)
Distributions from unconsolidated affiliates	2,100,010	326,144
Deferred policy acquisition costs	4,366	1,374,423
Other assets	(67,831)	(24,730)
Accounts payable and accrued expenses	1,216,305	(40,677)
Lease liabilities	(3,159,047)	(3,082,000)
Unearned premiums	783,807	(3,260,593)
Deferred revenue	93,209	222,761

Net Cash Provided by Operating Activities	6,620,097	3,492,006

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(425,875)	(500)
Principal payments received on note receivable from affiliate	20,000,000	-
Purchase of preferred units of affiliate	(55,000,000)	-
Business acquisitions, net of cash acquired	(8,020,702)	(12,341,242)
Proceeds from redemption of preferred units	-	12,000,000
Investment in unconsolidated affiliate	-	(3,175,000)
Capital expenditures	(11,464,662)	(6,299,968)
Proceeds from sales of investments	1,307,562,579	420,522,907
Purchase of investments	(1,242,087,233)	(448,185,708)

Net Cash Provided by (Used in) Investing Activities	10,564,107	(37,479,511)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Financing Activities:
Proceeds from issuance of stock	$58,625,000	$59,549,751
Proceeds from issuance of long-term debt	-	5,500,000
Contributions from noncontrolling interest	-	248,229
Purchase of non-controlling interest in subsidiary	(664,414)	(1,406,409)
Collateral release	(1,452,590)	-
Principal payments of long-term debt	(882,115)	(206,998)
Offering costs	(3,447,996)	(3,417,323)

Net Cash Provided by Financing Activities	52,177,885	60,267,250

Net Increase in Cash, Cash Equivalents, and Restricted Cash	69,362,089	26,279,745
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	54,952,316	16,372,032

Cash, Cash Equivalents, and Restricted Cash, End of Period	$124,314,405	$42,651,777

Interest Paid in Cash	$697,699	$585,534

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Nine Months Ended
	September 30,
	2021	2020

Increase in redeemable noncontrolling interest of broadband subsidiary	$698,835	$1,371,249

Decrease in redeemable noncontrolling interest of broadband subsidiary due to redemption	(706,837)	-

Contingent consideration associated with business acquisition	1,230,000	-

Payable as consideration for business acquisition	222,500	-

Decrease in redeemable noncontrolling interest of insurance subsidiary due to redemption	-	(323,649)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

Our consolidated subsidiaries at  September 30, 2021 include:

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

BOC YAC Funding LLC which we refer to as "BOC YAC"

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

For the Nine Months Ended September 30, 2021 and 2020

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $353,813 and $300,679 for the nine months ended September 30, 2021 and 2020 , respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Nine Months Ended September 30, 2021 and 2020

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

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 3.     RESTRICTED CASH

Restricted cash consists of the following:

	September 30,	December 31,
	2021	2020

Insurance premium escrow	$-	$280,269
Cash held in trust	1,899	-

Total Restricted Cash	$1,899	$280,269

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	September 30,	December 31,
	2021	2020

Cash and cash equivalents	$115,759,021	$44,665,972
Funds held as collateral	8,553,485	10,006,075
Restricted cash	1,899	280,269

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$124,314,405	$54,952,316

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2021	2020

Trade accounts	$3,842,133	$3,537,864
Premiums	785,252	832,221
Allowance for doubtful accounts	(149,194)	(328,522)

Total Accounts Receivable, net	$4,478,191	$4,041,563

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2021	2020

Structures and displays	$45,132,713	$42,858,525
Fiber, towers, and broadband equipment	17,861,911	11,358,650
Vehicles and equipment	3,646,803	2,522,810
Office furniture and equipment	3,889,367	2,150,729
Accumulated depreciation	(14,306,461)	(10,382,442)

Total Property and Equipment, net	$56,224,333	$48,508,272

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $4,066,451 and $2,744,376, respectively. For the nine months ended September 30, 2021 and 2020, we realized losses on the disposition of assets in the amount of $119,904 and $89,685, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2021 Acquisitions

During the first nine months of 2021, we completed the acquisition of billboard assets located in Kansas as well as the acquisition of a surety brokerage company located in Ohio, both accounted for as a business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Billboard Acquisition

On January 26, 2021, our subsidiary, LMO, acquired from Thomas Outdoor Advertising, Inc., which we refer to as “Thomas”, 238 billboard structures and related assets located in Kansas for a purchase price of $6,102,508 paid in cash. The acquisition was completed for the purpose of expanding our presence in the outdoor advertising market in the Midwestern United States. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for structures and permits.  Our preliminary purchase price allocation related to Thomas includes property, plant and equipment, intangibles, and goodwill of $1,706,708, $1,551,000 and $2,618,431, respectively, as well as other net assets of $226,369.  The intangible assets include customer relationships and permits which have useful lives of fifteen years and ten years, respectively.

Insurance Acquisition

On April 1, 2021, our subsidiary, GIG, acquired 100% of the stock of American Contracting Services, Inc., which we refer to as "ACS", a surety brokerage company located in Ohio, for a purchase price of $3,455,000. The membership units were acquired for the purpose of expanding our presence in the surety and fidelity insurance business in the United States.  The total purchase price consists of $2,225,000 of cash, ten percent of which was held back by GIG and will be disbursed, subject to any claims for indemnification, over an 18-month period, and $1,230,000 in contingent consideration.  The fair value of the contingent consideration, classified in other long-term liabilities in the consolidated balance sheet, is dependent on the probability of ACS achieving certain financial performance targets. The contingent consideration ranges between zero and $1,275,000 and is payable twenty-four months following the closing date.

Due to the timing of the transaction, the initial accounting for the business combination is incomplete. In order to develop our preliminary fair values, we utilized asset information received from ACS and fair value allocation benchmarks from similar completed transactions. We are currently in the process of assessing ACS's documentation of contracts related to customer relationships; and therefore the initial allocation of the purchase price is subject to refinement.  Our preliminary purchase price allocation related to ACS includes property, plant and equipment, intangibles, and goodwill of $87,780, $970,000 and $2,339,628, respectively, as well as other net assets of $57,592.  The intangible assets include customer relationships and trade names and trademarks, each of which have a fifteen year useful life.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

For the Nine Months Ended September 30, 2021 and 2020

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

Due to the timing of the transaction, the initial accounting for the business combination is incomplete. In order to develop our preliminary fair values, we utilized asset information received from UBB and fair value allocation benchmarks from similar completed transactions. We are currently in the process of assessing UBB’s documentation of contracts related to customer relationships and also assessing the fair value of the 20% interest issued to UBB; and therefore the initial allocation of the purchase price is subject to refinement.

The purchase was recorded at fair value and allocated as follows:

UBB
Assets Acquired
Property, plant and equipment	$7,319,000
Customer relationships	6,800,000
Trade names and trademarks	1,910,000
Goodwill	10,811,000
Right of use assets	3,226,355
Other	201,000

Total Assets Acquired	30,267,355

Liabilities Assumed
Accounts payable and deferred revenue	437,300
Lease liabilities	3,226,355

Total Liabilities Assumed	3,663,655

Total	$26,603,700

During the third quarter of 2021, measurement-period adjustments were recorded to increase the fair value assigned to UBB’s property, plant and equipment by $1,149,000 and to reduce the values assigned to intangible assets and goodwill by $930,000 and $219,000, respectively. Depreciation and amortization expense were not materially impacted by the change.

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

For the Nine Months Ended September 30, 2021 and 2020

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$14,498,147	$15,169,813	$42,790,250	$46,201,767

Net Income (Loss) Attributable to Common Stockholders	$(26,276,094)	$4,123,386	$66,755,499	$(15,668,384)

Basic Net Income (Loss) per Share	$(0.89)	$0.15	$2.32	$(0.62)

Diluted Net Income (Loss) per Share	$(0.89)	$0.15	$2.32	$(0.62)

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,576,115	27,231,115	28,751,500	25,145,700

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,576,115	27,271,014	28,825,428	25,145,700

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$48,283,484	$(22,943,605)	$25,339,879	$46,740,483	$(20,558,751)	$26,181,732
Permits, licenses, and lease acquisition costs	10,948,673	(3,159,510)	7,789,163	11,053,673	(2,412,313)	8,641,360
Site location	849,347	(235,813)	613,534	849,347	(193,462)	655,885
Noncompetition agreements	626,000	(463,884)	162,116	626,000	(386,934)	239,066
Technology	1,128,000	(286,296)	841,704	1,128,000	(212,250)	915,750
Trade names and trademarks	3,852,200	(533,739)	3,318,461	3,602,202	(369,175)	3,233,027
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Easements	4,611,089	-	4,611,089	4,507,089	-	4,507,089

Total	$70,326,793	$(27,650,847)	$42,675,946	$68,534,794	$(24,160,885)	$44,373,909

Future Amortization

The future amortization associated with the intangible assets is as follows:

	September 30,
	2022	2023	2024	2025	2026	Thereafter	Total

Customer relationships	$3,218,366	$3,218,366	$3,218,366	$3,218,366	$3,218,366	$9,248,049	$25,339,879
Permits, licenses, and lease acquisition costs	1,002,448	1,002,448	1,002,448	995,796	968,813	2,817,210	7,789,163
Site location	56,623	56,623	56,623	56,623	56,623	330,419	613,534
Noncompetition agreements	95,208	64,903	2,005	-	-	-	162,116
Technology	99,000	99,000	99,000	99,000	99,000	346,704	841,704
Trade names and trademarks	225,567	225,567	225,567	225,567	225,567	2,190,626	3,318,461

Total	$4,697,212	$4,666,907	$4,604,009	$4,595,352	$4,568,369	$14,933,008	$38,064,857

Amortization expense for the nine months ended September 30, 2021 and 2020 was $3,508,445 and $3,012,641, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	94
Permits, licenses, and lease acquisition costs	93
Site location	130
Noncompetition agreements	20
Technology	102
Trade names and trademarks	177

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds. Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as trading and reported at fair value, with any unrealized holding gains and losses during the period included in earnings. For the nine months ended September 30, 2021, losses on redemptions of U.S. Treasury securities held to maturity were $63,994. For the nine months ended September 30, 2020, gains on redemptions of U.S. Treasury securities held to maturity were $7,318.

	September 30,	December 31,
	2021	2020

Certificates of deposit	$310,044	$1,035,827
Corporate bonds classified as trading	-	1,020,000
U.S. Treasury notes and corporate bond held to maturity	4,668,600	4,994,848

Total	$4,978,644	$7,050,675

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  September 30, 2021 and December 31, 2020 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, September 30, 2021	$31,321,031	$48,954,072	$80,275,103

Marketable equity securities, December 31, 2020	$68,205,548	$(4,169,066)	$64,036,482

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of   September 30, 2021  and December 31, 2020 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, September 30, 2021	$50,995,742	$1,438	$50,997,180

U.S. Treasury trading securities, December 31, 2020	$37,766,133	$1,812	$37,767,945

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

Long-term investments consist of the following:

	September 30,	December 31,
	2021	2020

U.S. Treasury securities, held to maturity	$154,265	$286,015
Preferred stock	104,019	104,019
Voting common stock of CBT Holding Corporation	19,058,485	19,058,485

Total	$19,316,769	$19,448,519

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

We reviewed our investments as of September 30, 2021 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 49.9%. Two of the investments in affiliates, Logic Real Estate Companies, LLC, which we refer to as “Logic”, and 24th Street Holding Company, LLC, having a combined carrying amount of $781,970 as of  September 30, 2021, are managed by an entity controlled by a member of our board of directors.

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

Sky Harbour LLC

On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously-announced investment of $55 million in Series B Preferred units of Sky Harbour LLC (“SHG”). Upon the successful consummation of the proposed business combination between Yellowstone Acquisition Company and SHG, these units will convert into 5,500,000 shares of the post-combination public company’s Class A common stock, at a price of $10 per share. See further discussion within Note 17.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	September 30,	December 31,
	2021	2020

Beginning of period	$20,913,896	$771,805
Additional investment in unconsolidated affiliates	55,000,000	16,000,000
Distributions received	(2,100,010)	(1,433,480)
Reclassification of investment in affiliate to marketable securities	(12,880,146)	-
Equity in income of unconsolidated affiliates	935,488	5,575,571

End of period	$61,869,228	$20,913,896

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$7,055,929	$288,403,203	$24,854,881	$676,336,442
Gross profit	2,464,195	44,856,872	12,467,729	99,618,080
Income from continuing operations	(2,293,107)	23,983,417	(4,687,712)	41,911,245
Net income	(2,538,089)	23,429,704	(6,167,189)	41,162,122

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

For the Nine Months Ended September 30, 2021 and 2020

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

At September 30, 2021 and December 31, 2020, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  September 30, 2021, the estimated fair value of our long-term debt was $22,938,150 which exceeds the carrying amount of $22,175,535.

Warrants

We have determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 are subject to treatment as a liability. We utilized a binomial lattice model to value the warrants as of their issuance date, and subsequently mark them to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from  December 31, 2020 to September 30, 2021 resulted in a gain of $2,039,835 which is included within "Remeasurement of warrant liability" within our Consolidated Statements of Operations. The Warrants were classified as Level 1 as of September 30, 2021 and December 31, 2020.

Marketable Equity Securities

During the second quarter of 2021, we removed the discount previously placed on our shares of DFH's Class A Common Stock for the lack of marketability related to our lock-up period pursuant to Rule 144 of the Securities Act of 1933. Our shares of DFH's Class A Common Stock are included within "Marketable equity securities" within our September 30, 2021 Consolidated Balance Sheet.

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $39,000,000. Of this amount, approximately $34,000,000 and $5,000,000 were realized during the nine months ended September 30, 2021 and 2020, respectively.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Investments Held in Trust - Special Purpose Acquisition Company

Assets held in the Trust Account related to Yellowstone are comprised of $138,742,756 of marketable U.S. treasury securities, all of which are classified as Level 1 within the fair value hierarchy.

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

For the Nine Months Ended September 30, 2021 and 2020

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet September 30, 2021	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$131,272,283	$131,272,283	$37,854,470	$47,904,192

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2020	$2,282,273
Additions	93,775
Liabilities settled	(311,235)
Accretion expense	96,717

Balance, September 30, 2021	$2,161,530

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 11.     CAPITAL STOCK

On May 28, 2020, we entered into an underwriting agreement, which we refer to as the “underwriting agreement,” with Wells Fargo Securities, LLC and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.” Adam Peterson and Alex Rozek, our Co-Chairmen, together with another member of our board of directors and another employee, purchased, directly or through their affiliates, an aggregate of 39,375 shares of Class A common stock in the offering at the public offering price.  On June 2, 2020, we announced the completion of the public offering for a total of 3,680,000 shares, including both the firm shares and all of the option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of approximately $58.9 million. We raised this capital to fund the planned expansion of our recently acquired fiber-to-the-home broadband, telecommunication business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. We did not have current agreements, commitments or understandings for any specific material acquisitions at that time. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020.

On March 30, 2021, we filed a new shelf registration statement on Form S-3ASR (Registration No. 333-254870) which was effective upon filing with the SEC. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. The shelf registration statement may also be used by one or more selling security holders, to be identified in the future, of our securities. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 11.     CAPITAL STOCK (Continued)

On April 6, 2021, we sold 2,645,000 shares of our Class A common stock, par value $.001 per share, at a price of $25.00 per share, of which 2,345,000 shares were sold by us through Wells Fargo Securities acting as the sole book running manager of the public offering. Shares sold included 345,000 shares issued as a result of the underwriters’ exercise in full of their option to purchase additional shares, and 300,000 shares were sold by a selling stockholder. The offering resulted in total gross proceeds to us of $58,625,000. We did not receive any of the proceeds from the sale of shares by the selling stockholder. The compensation to Wells Fargo Securities for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 5.5% of the gross proceeds. Net proceeds to us after underwriting commissions were $55,400,625. Other offering costs incurred were $133,169. The shares were sold in the offering pursuant to an automatically effective shelf registration statement that was filed with the SEC on March 30, 2021.

At September 30, 2021, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the nine months ended September 30, 2021 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2020	105,556	$9.95	4.50	$1,868,341

Issued	-
Exercised	-
Expired	-

Outstanding as of September 30, 2021	105,556	$9.95	3.75	$3,043,179

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

As of September 30, 2021, Link has borrowed $18,060,000 through Term Loan 1 and $5,500,000 through Term Loan 2 under the Credit Facility. Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2023.

Long-term debt included within our consolidated balance sheet as of September 30, 2021 consists of Term Loan 1 and Term Loan 2 borrowings of $22,175,535, of which $1,220,005 is classified as current. There were no amounts outstanding related to the revolving line of credit as of September 30, 2021.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending  December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters, with testing that commenced as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of September 30, 2021.

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

For the Nine Months Ended September 30, 2021 and 2020

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

Operating Lease Cost

Operating lease cost for the three and nine months ended September 30, 2021 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020	Statement of Operations Classification

Lease cost	$1,675,707	$1,574,042	$5,196,936	$4,758,399	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	131,409	41,865	413,555	328,610	Cost of billboard revenues and general and administrative

Total Lease Cost	$1,807,116	$1,615,907	$5,610,491	$5,087,009

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Cash payments for operating leases	$1,507,763	$1,477,218	$5,060,018	$4,862,521
New operating lease assets obtained in exchange for operating lease liabilities	$74,915	$79,451	$7,978,907	$744,397

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	September 30, 2021	December 31, 2020	Balance Sheet Classification

Lease assets	$56,125,523	$52,849,492	Other Assets: Right of use assets

Current lease liabilities	$4,035,257	$4,354,664	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	51,196,344	47,581,933	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$55,231,601	$51,936,597

Maturity of Operating Lease Liabilities

September 30, 2021

2022	$6,448,076
2023	6,216,628
2024	5,788,790
2025	5,482,027
2026	5,269,527
Thereafter	54,161,535

Total lease payments	83,366,583
Less imputed interest	(28,134,982)

Present Value of Lease Liabilities	$55,231,601

As of September 30, 2021, our operating leases have a weighted-average remaining lease term of 17.58 years and a weighted-average discount rate of 4.67%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH billboards are located in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia, and Wisconsin.

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona, Florida and Utah.

					Total
Three Months Ended September 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$2,701,353	$8,023,065	$3,773,729	$-	$14,498,147
Segment gross profit	1,671,777	5,030,814	3,031,647	-	9,734,238
Segment income (loss) from operations	(358,963)	973,146	54,240	(3,429,421)	(2,760,998)
Capital expenditures	-	374,419	2,147,334	2,239,461	4,761,214
Depreciation and amortization	54,865	1,771,135	953,437	27,283	2,806,720

					Total
Three Months Ended September 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$3,340,536	$7,121,957	$1,144,343	$-	$11,606,836
Segment gross profit	1,582,085	4,341,598	1,014,929	-	6,938,612
Segment income (loss) from operations	(100,811)	323,815	26,600	(970,227)	(720,623)
Capital expenditures	-	604,990	1,400,310	160,215	2,165,515
Depreciation and amortization	129,497	1,671,045	209,935	-	2,010,477

					Total
Nine Months Ended September 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$7,424,245	$23,129,582	$11,329,220	$-	$41,883,047
Segment gross profit	4,392,854	14,202,054	8,976,496	-	27,571,404
Segment income (loss) from operations	(1,578,567)	1,945,573	1,320,097	(7,027,351)	(5,340,248)
Capital expenditures	3,044,246	7,777,058	7,203,743	2,912,817	20,937,864
Depreciation and amortization	151,358	5,224,098	2,132,012	67,428	7,574,896

					Total
Nine Months Ended September 30, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$10,942,149	$20,991,755	$2,575,676	$-	$34,509,580
Segment gross profit	5,574,918	12,519,490	2,196,603	-	20,291,011
Segment income (loss) from operations	14,841	277,440	423,435	(3,481,620)	(2,765,904)
Capital expenditures	-	3,760,171	16,252,283	160,215	20,172,669
Depreciation and amortization	413,693	4,960,939	382,385	-	5,757,017

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

NOTE 14.     INDUSTRY SEGMENTS (Continued)

					Total
As of September 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,597,855	$2,621,865	$258,471	$-	$4,478,191
Goodwill	11,058,922	100,363,666	17,935,158	-	129,357,746
Total assets	56,115,005	226,389,587	69,209,029	429,659,606	781,373,227

					Total
As of December 31, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,160,424	$2,633,711	$247,428	$-	$4,041,563
Goodwill	8,719,294	97,572,994	18,154,158		124,446,446
Total assets	54,536,523	219,607,150	48,496,371	318,067,382	640,707,426

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the nine months ended September 30:

	2021	2020
Losses and LAE at January 1	$2,492,334	$1,203,493

Provision for losses and LAE claims arising in:
Current year	693,750	1,182,651
Prior year	578,302	1,054,890
Total incurred	1,272,052	2,237,541
Losses and LAE payments for claims arising in:
Current year	1,065,955	594,600
Prior years	691,410	431,821
Total payments	1,757,365	1,026,421

Losses and LAE at September 30	$2,007,021	$2,414,613

For the nine months ended September 30, 2021, $691,410 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $489,424 favorable prior year development during the nine months ended September 30, 2021. Reserves remaining as of  September 30, 2021 for prior years are $578,302 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2020, $431,821 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $80,600 unfavorable prior year development during the nine months ended September 30, 2020.

Reserves remaining as of September 30, 2020 for prior years were $1,054,890 as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. At September 30, 2021, we did not have any reinsurance recoverables recorded.  Reinsurance recoverables were $120,000 as of September 30, 2020.

NOTE 16.     CUSTODIAL RISK

As of September 30, 2021, we had approximately $92,800,945 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC (“SHG”), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. Upon closing of the business combination, which is subject to a number of closing conditions, including but limited to approval of the transaction by Yellowstone’s shareholders, SHG will become a publicly traded company, and it is expected that its common stock will be listed on the NASDAQ exchange. It is currently anticipated that the combined company will have an implied pro forma equity market value of approximately $777 million at closing, assuming none of Yellowstone’s public shareholders request that their shares be redeemed.

On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously-announced investment of $55 million in Series B Preferred units of SHG. Upon the successful consummation of the business combination, these units will convert into 5,500,000 shares of the post-combination public company’s Class A common stock, at a price of $10 per share. In addition, the parties will seek to raise additional funding to support the business combination through a private placement investment (“PIPE”) to be consummated at the closing of the transaction of $100 million. In addition to our $55 million investment, we have also agreed to provide to SHG a backstop valued at up to an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share if needed to meet the minimum investment condition of $150 million in cash and securities to SHG at the closing. In the event the business combination is not consummated, our investment will remain as Series B Preferred units of SHG.

The combined company expects to receive up to $238 million in gross proceeds, assuming no redemptions of Yellowstone’s existing public stockholders. This amount assumes an additional $45 million is raised in the PIPE. All SHG equityholders are retaining 100% of their equity in the combined company. The cash proceeds are expected to be used to fund the completion of four initial airport hangar campuses in addition to expansion at SHG’s location currently in operation.

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

NOTE 19.     SUBSEQUENT EVENTS

Subsequent to September 30, 2021, Boston Omaha Corporation sold approximately $17.1 million of its marketable equity securities.

Subsequent to September 30, 2021, we sold 73,397 shares of our Class A common stock through our at the market equity offering program with Wells Fargo Securities, resulting in net proceeds of approximately $2.7 million.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made additional billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of September 30, 2021, we operate approximately 3,200 billboards with approximately 6,000 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services: In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire and provide these services to over 7,000 customers located in Arizona. On December 29, 2020, we acquired substantially all of the business assets of UBB and provide broadband services to over 10,000 subscribers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC ("FFH"), which partners with builders, developers and build-to-rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. We hope to continue to expand in Arizona, Utah, and other locales.

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

●

In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share.  BOC Yellowstone as the sponsor of Yellowstone and under the terms of the public offering, owns approximately 20% of the issued and outstanding common stock. On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC ("SHG"), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

●

On August 1, 2021, through one of our subsidiaries, we agreed to invest $55 million directly into SHG and received Series B preferred units ("Sky Series B Preferred Units"). On September 14, 2021, we completed the $55 million transaction, purchasing the Sky Series B Preferred Units. Subject to and conditioned upon the successful consummation of the business combination with Yellowstone, this investment will convert into 5,500,000 shares of the post-combination public company's Class A common stock, valued at $10.00 per share.  In the event the business combination with Yellowstone is not consummated, we will retain our Sky Series B Preferred Units.

●

We recently established a subsidiary within Boston Omaha Asset Management, LLC (“BOAM”) to operate a proposed business, which we refer to as “build for rent”, in which we would develop and own single family detached and/or townhomes for long term rental. We have recently bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We are currently providing 100% of the financing for the initial stages of these projects but may consider a range of financing options in the future, such as raising third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital. In addition to developing and managing these properties, we would also expect to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia.  In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to expand our broadband services in Arizona, Utah and in other locations. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CBT and SHG provides the opportunity for each company to significantly grow its business.  We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our Fiber to the Home, which we refer to as "FTTH", services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 has impacted different parts of our business in different ways:

●

Our billboard business incurred some overall reductions in revenue during the first half of fiscal 2020 but has returned to more normal levels in the first nine months of fiscal 2021. As most of our billboards are on roads and highways and not in airports and other mass transit hubs, shopping centers and sports arenas, our revenues for billboards were not as significantly impacted as those of certain of our competitors. As a result, billboard revenues in the first nine months of fiscal 2021 were up 10.2% from the same period in 2020.

●	Our surety insurance business was primarily impacted by the decision we implemented in the second quarter of fiscal 2020 to cease issuing rental insurance bonds. We made this decision due to concern about the potential for increasing default rates by residential tenants. Revenues from these prepaid surety bonds are recognized over the life of the bond (typically one year) so the impact to revenues was delayed. Our surety insurance revenues in the first nine months of fiscal 2021 decreased by 32.2%, or approximately $3.5 million, from the first nine months of fiscal 2020. The other elements of our surety business were primarily impacted by a smaller decrease in demand for new bonds but claims experience to date for other contract and commercial bonds has been unaffected. We do not currently expect to issue rental insurance bonds in the future. In addition to the loss of revenues, we also significantly increased our loss reserves to provide funding for potential claims.

●	Our broadband business was generally unaffected by COVID-19 and we continued to expand that business in 2020 and 2021 through the UBB acquisition in late 2020, investing capital to expand our footprint and serve additional customers in both Arizona and Utah, and starting our new FFH business.

●	Our investment in Dream Finders Homes was also unaffected as Dream Finders Home’s business has increased during this period and it successfully completed an initial public offering in January 2021. Our investment in Crescent Bank and Trust, which primarily provides loans to consumers purchasing automobiles, was somewhat impacted by the pandemic but has returned to normal levels of business. Our investment in Logic Real Estate was somewhat impacted by the demand for commercial rental property in the Las Vegas market but has also returned to normal levels during the first nine months of fiscal 2021.

●	Our business operations were generally unaffected by COVID-19.

●	Despite the pandemic, we generated positive cash flow from operating activities in the first nine months of fiscal 2021 of approximately $6.6 million compared to $3.5 million in cash flow from operations in the first nine months of fiscal 2020.

●	In April 2021, we completed a public offering of our Class A common stock and raised an additional $58.6 million in gross proceeds from the offering. Our billboard business is in compliance with its loan covenants under its term loans with its secured lender and we believe we have adequate financial resources to meet our operating and anticipated expansion and acquisition opportunities for the foreseeable future.

●

As of September 30, 2021, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the nine months ended September 30, 2021 and 2020.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following is a comparison of our results of operations for the three months ended September 30, 2021, which we refer to as the “third quarter of fiscal 2021,” compared to the three months ended September 30, 2020, which we refer to as the “third quarter of fiscal 2020.”

Revenues. For the third quarter of fiscal 2021 and the third quarter of fiscal 2020, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$8,023,065	55.4%	$7,121,957	61.3%	$901,108
Broadband services	3,773,729	26.0%	1,144,343	9.9%	2,629,386
Premiums earned	2,031,575	14.0%	2,880,544	24.8%	(848,969)
Insurance commissions	584,082	4.0%	382,493	3.3%	201,589
Investment and other income	85,696	0.6%	77,499	0.7%	8,197
Total Revenues	$14,498,147	100.0%	$11,606,836	100.0%	$2,891,311

We realized total revenues of $14,498,147 during the third quarter of fiscal 2021, an increase of 24.9% over revenues of $11,606,836 during the third quarter of fiscal 2020. The increase in total revenues was largely driven by our acquisition of UBB in December 2020 and growth within our billboard business after being negatively impacted from the COVID-19 pandemic during the third quarter of fiscal 2020. These increases in revenue were partially offset by lower revenue within our UCS insurance subsidiary, mainly due to the suspension of its rental guarantee bond program. Due to the disruption in this market, we have suspended issuing new rental guarantee bonds, which could reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals in the third quarter of fiscal 2021 increased 12.7% from the third quarter of fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the  COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in the first quarter of fiscal 2021 accounted for approximately 3.6% of our billboard revenues in the third quarter of fiscal 2021.

●	Revenue from broadband services in the third quarter of fiscal 2021 was $3,773,729, up from $1,144,343 in the third quarter of fiscal 2020, mainly reflecting the UBB acquisition in December 2020.

●

Premiums earned from our UCS insurance subsidiary decreased 29.5% in the third quarter of fiscal 2021 when compared to the third quarter of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of issuing new bonds under the rental guarantee bond program.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 52.7% in the third quarter of fiscal 2021 when compared to the third quarter of fiscal 2020, mainly reflecting the ACS acquisition in April 2021 as well as an increase in bonds sold through other insurance carriers.

●	Investment and other income at UCS increased 10.6% in the third quarter of fiscal 2021 from $77,499 in the third quarter of fiscal 2020.

Expenses. For the third quarter of fiscal 2021 and the third quarter of fiscal 2020, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$2,992,251	20.6%	$2,780,359	24.0%	$211,892
Cost of broadband revenues	742,082	5.1%	129,414	1.1%	612,668
Cost of insurance revenues	1,029,576	7.1%	1,758,451	15.2%	(728,875)
Employee costs	4,544,796	31.4%	3,311,885	28.5%	1,232,911
Professional fees	2,552,762	17.6%	630,604	5.4%	1,922,158
Depreciation	1,668,984	11.5%	978,672	8.4%	690,312
Amortization	1,137,736	7.9%	1,031,805	8.9%	105,931
General and administrative	2,497,301	17.2%	1,649,056	14.2%	848,245
Loss on disposition of assets	61,478	0.4%	20,751	0.2%	40,727
Accretion	32,179	0.2%	36,462	0.3%	(4,283)
Total Costs and Expenses	$17,259,145	119.0%	$12,327,459	106.2%	$4,931,686

During the third quarter of fiscal 2021, we had total costs and expenses of $17,259,145, as compared to total costs and expenses of $12,327,459 in the third quarter of fiscal 2020. Total costs and expenses as a percentage of total revenues increased from 106.2% in the third quarter of fiscal 2020 to 119.0% in the third quarter of fiscal 2021, mainly due to a higher level of professional fees associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha's $55 million Sky Series B Preferred Units investment. In the third quarter of fiscal 2021, cost of billboard revenues, cost of insurance revenues and amortization decreased as a percentage of total revenues as compared to the third quarter of fiscal 2020. Cost of broadband revenues, employee costs, depreciation, and general and administrative expenses increased as a percentage of total revenues mainly due to the acquisition of UBB in December 2020. Loss on disposition of assets and accretion, primarily associated with our billboard and broadband services businesses, remained relatively constant as a percentage of total revenues.

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 39.0% in the third quarter of fiscal 2020 to 37.3% in the third quarter of fiscal 2021. The decrease was mainly related to lower ground rent expense as a percentage of billboard revenues.

●

During the third quarter of fiscal 2021, cost of insurance revenues decreased by $728,875, or 41.4%, from the third quarter of fiscal 2020. The decrease was driven by lower commissions paid due to decreased revenues within UCS from both third-party agents and the sale of certain rental guarantee bonds as well as a decrease in loss reserves at UCS related to its rental guarantee bond program.

●	Employee costs increased $1,232,911 from the third quarter of fiscal 2020. The increase was mainly driven by the UBB acquisition in December 2020 and the ACS acquisition in April 2021.

●

Professional fees in the third quarter of fiscal 2021 were $2,552,762, or 17.6% of total revenues, as compared to $630,604, or 5.4% of total revenues, in the third quarter of fiscal 2020. The increase was mainly driven by professional fees associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha's $55 million Sky Series B Preferred Units investment.

●

General and administrative expenses increased from $1,649,056 in the third quarter of fiscal 2020 to $2,497,301 in the third quarter of fiscal 2021, an increase of 51.4%. The increase was mainly driven by the UBB acquisition in December 2020, the consolidation of Yellowstone, and an increase in other corporate related expenses.

●

Non-cash expenses in the third quarter of fiscal 2021 included $1,668,984 in depreciation expense, $1,137,736 in amortization expense, and $32,179 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation and amortization expense was mainly driven by the UBB acquisition in December 2020.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2021 was $2,760,998, or 19.0% of total revenues, as compared to a net loss from operations of $720,623, or 6.2% of total revenues, in the third quarter of fiscal 2020. The increase in net loss from operations in dollars was primarily due to costs associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha's $55 million Sky Series B Preferred Units investment, decreased revenue within our insurance operations, and an increase in other corporate related expenses which were partially offset by improved operations within our billboard business and the addition of our broadband services operations. Our net loss from operations included $2,838,899 from non-cash amortization, depreciation and accretion expenses in the third quarter of fiscal 2021, as compared to $2,046,939 in the third quarter of fiscal 2020.

Other Income (Expense). During the third quarter of fiscal 2021, we had net other expense of $33,753,550. Net other expense included $32,990,929 in other investment losses related to public equity securities mainly held by Boston Omaha, $1,019,917 related to the remeasurement of Yellowstone's public warrants, and interest expense of $233,561 mainly incurred under Link's term loans. These items were partially offset by $359,203 in equity in income of unconsolidated affiliates, $106,815 in dividend income mainly from public equity securities held by Boston Omaha, and interest income of $24,839. During the third quarter of fiscal 2020, we had net other income of $4,186,794, which included $2,845,323 in other investment income related to public equity securities mainly held by Boston Omaha, $1,342,826 in equity in income of unconsolidated affiliates, $106,716 in dividend income, $104,125 in interest income, and interest expense of $212,196 mainly incurred under Link's term loans.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income (Loss) Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $26,276,094 in the third quarter of fiscal 2021, or loss per share of $0.89, based on 29,576,115 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $3,463,671 in the third quarter of fiscal 2020, or income per share of $0.13, based on 27,271,014 diluted weighted average shares outstanding.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following is a comparison of our results of operations for the nine months ended September 30, 2021, which we refer to as the “first nine months of fiscal 2021,” compared to the nine months ended September 30, 2020, which we refer to as the “first nine months of fiscal 2020.”

Revenues. For the first nine months of fiscal 2021 and the first nine months of fiscal 2020, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$23,129,582	55.2%	$20,991,755	60.8%	$2,137,827
Broadband services	11,329,220	27.1%	2,575,676	7.5%	8,753,544
Premiums earned	5,554,297	13.3%	9,538,183	27.6%	(3,983,886)
Insurance commissions	1,642,962	3.9%	1,065,013	3.1%	577,949
Investment and other income	226,986	0.5%	338,953	1.0%	(111,967)
Total Revenues	$41,883,047	100.0%	$34,509,580	100.0%	$7,373,467

We realized total revenues of $41,883,047 during the first nine months of fiscal 2021, an increase of 21.4% over revenues of $34,509,580 during the first nine months of fiscal 2020. The increase in total revenues was largely driven by our acquisition of FibAire in March 2020, our acquisition of UBB in December 2020, and growth within our billboard business after being negatively impacted from the COVID-19 pandemic during the first nine months of fiscal 2020. These increases in revenue were partially offset by lower revenue within our UCS insurance subsidiary, mainly due to the suspension of its rental guarantee bond program. Due to the disruption in this market, we have suspended issuing new rental guarantee bonds, which could reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●	Net billboard rentals in the first nine months of fiscal 2021 increased 10.2% from the first nine months of fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in the first quarter of fiscal 2021 accounted for approximately 3.3% of our billboard revenues in the first nine months of fiscal 2021.

●	Revenue from broadband services in the first nine months of fiscal 2021 was $11,329,220, up from $2,575,676 in the first nine months of fiscal 2020, mainly reflecting the FibAire acquisition in March 2020 and the UBB acquisition in December 2020.

●	Premiums earned from our UCS insurance subsidiary decreased 41.8% in the first nine months of fiscal 2021 when compared to the first nine months of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of issuing new bonds under the rental guarantee bond program.

●	Revenue from insurance commissions generated by our surety brokerage operations increased by 54.3% in the first nine months of fiscal 2021 when compared to the first nine months of fiscal 2020, mainly reflecting the ACS acquisition in April 2021 as well as an increase in bonds sold through other insurance carriers.

●	Investment and other income at UCS decreased 33.0% in the first nine months of fiscal 2021 from $338,953 in the first nine months of fiscal 2020.

Expenses. For the first half of fiscal 2021 and the first half of fiscal 2020, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2021		2020		2021 vs 2020
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$8,927,528	21.3%	$8,472,265	24.5%	$455,263
Cost of broadband revenues	2,352,724	5.6%	379,073	1.1%	1,973,651
Cost of insurance revenues	3,031,391	7.3%	5,367,231	15.6%	(2,335,840)
Employee costs	13,312,992	31.8%	9,542,845	27.6%	3,770,147
Professional fees	4,670,926	11.2%	2,582,961	7.5%	2,087,965
Depreciation	4,066,451	9.7%	2,744,376	8.0%	1,322,075
Amortization	3,508,445	8.4%	3,012,641	8.7%	495,804
General and administrative	7,136,217	17.0%	4,978,443	14.4%	2,157,774
Loss on disposition of assets	119,904	0.3%	89,685	0.3%	30,219
Accretion	96,717	0.2%	105,964	0.3%	(9,247)
Total Costs and Expenses	$47,223,295	112.8%	$37,275,484	108.0%	$9,947,811

During the first nine months of fiscal 2021, we had total costs and expenses of $47,223,295, as compared to total costs and expenses of $37,275,484 in the first nine months of fiscal 2020. Total costs and expenses as a percentage of total revenues increased from 108.0% in the first nine months of fiscal 2020 to 112.8% in the first nine months of fiscal 2021, mainly due to a higher level of professional fees associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha's $55 million Sky Series B Preferred Units investment. In the first nine months of fiscal 2021, cost of billboard revenues and cost of insurance revenues decreased as a percentage of total revenues as compared to the first nine months of fiscal 2020. Cost of broadband revenues, employee costs, depreciation and general and administrative expenses increased as a percentage of total revenues mainly due to the FibAire acquisition in March 2020, the UBB acquisition in December 2020, and the consolidation of Yellowstone. Amortization, loss on disposition of assets and accretion, primarily associated with our billboard and broadband services businesses, remained relatively constant as a percentage of total revenues.

●	Cost of billboard revenues decreased as a percentage of billboard revenues from 40.4% in the first nine months of fiscal 2020 to 38.6% in the first nine months of fiscal 2021. The decrease was mainly related to lower ground rent expense as a percentage of billboard revenues.

●	During the first nine months of fiscal 2021, cost of insurance revenues decreased by $2,335,840, or 43.5%, from the first nine months of fiscal 2020. The decrease was driven by lower commissions paid due to decreased revenues within UCS from both third-party agents and the sale of certain rental guarantee bonds as well as a decrease in loss reserves at UCS related to its rental guarantee bond program.

●

Employee costs increased $3,770,147 from the first nine months of fiscal 2020. The increase is mainly driven by the FibAire acquisition in March 2020, the UBB acquisition in December 2020, and the ACS acquisition in April 2021.

●	Professional fees in the first nine months of fiscal 2021 were $4,670,926, or 11.2% of total revenues, as compared to $2,582,961, or 7.5% of total revenues, in the first nine months of fiscal 2020. The increase was mainly driven by professional fees associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha's $55 million Sky Series B Preferred Units investment.

●

General and administrative expenses increased from $4,978,443 in the first nine months of fiscal 2020 to $7,136,217 in the first nine months of fiscal 2021, an increase of 43.3%. The increase was mainly driven by the FibAire acquisition in March 2020, the UBB acquisition in December 2020, the consolidation of Yellowstone, and an increase in other corporate related expenses.

●	Non-cash expenses in the first nine months of fiscal 2021 included $4,066,451 in depreciation expense, $3,508,445 in amortization expense, and $96,717 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation and amortization expense was mainly driven by the addition of our broadband services business.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2021 was $5,340,248, or 12.8% of total revenues, as compared to a net loss from operations of $2,765,904, or 8.0% of total revenues, in the first nine months of fiscal 2020. The increase in net loss from operations in dollars was primarily due to costs associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha's $55 million Sky Series B Preferred Units investment, decreased revenue within our insurance operations, and an increase in other corporate related expenses which were partially offset by improved operations within our billboard business and the addition of our broadband services operations. Our net loss from operations included $7,671,613 from non-cash amortization, depreciation and accretion expenses in the first nine months of fiscal 2021, as compared to $5,862,981 in the first nine months of fiscal 2020.

Other Income (Expense). During the first nine months of fiscal 2021, we had net other income of $88,935,971. Net other income included $85,694,668 from in other investment income related to public equity securities mainly held by Boston Omaha, $2,039,835 related to the remeasurement of Yellowstone's public warrants, $935,488 in equity in income of unconsolidated affiliates, interest income of $645,741 primarily derived from our short term loan to DFH, and $322,785 in dividend income mainly from public equity securities held by Boston Omaha. These items were partially offset by interest expense of $702,546 mainly incurred under Link's term loans. During the first nine months of fiscal 2020, we had net other expense of $15,060,171, which included $18,717,680 in other investment losses related to public equity securities mainly held by Boston Omaha, $2,406,151 in equity in income of unconsolidated affiliates, $967,864 in dividend income, $884,125 in interest income, and interest expense of $600,631 mainly incurred under Link's term loans.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $66,799,096 in the first nine months of fiscal 2021, or income per share of $2.32, based on 28,825,428 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $17,868,259 in the first nine months of fiscal 2020, or a loss per share of $0.71, based on 25,145,700 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following three segments in which we operate, billboards, insurance and broadband, for the third quarter of fiscal 2021 and the third quarter of fiscal 2020:

Results of Billboard Operations

	For the Three Months Ended September 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$8,023,065	100.0%	$7,121,957	100.0%
Cost of Revenues
Ground rents	1,587,875	19.8%	1,479,596	20.8%
Utilities	307,646	3.8%	297,782	4.2%
Commissions paid	755,323	9.4%	688,780	9.6%
Other costs of revenues	341,407	4.3%	314,201	4.4%
Total cost of revenues	2,992,251	37.3%	2,780,359	39.0%
Gross margin	5,030,814	62.7%	4,341,598	61.0%
Other Operating Expenses
Employee costs	1,410,669	17.6%	1,364,457	19.2%
Professional fees	112,773	1.4%	202,027	2.8%
Depreciation	910,845	11.3%	843,575	11.9%
Amortization	860,290	10.7%	827,470	11.6%
General and administrative	673,286	8.4%	736,763	10.4%
Accretion	28,712	0.4%	34,740	0.5%
Loss on disposition of assets	61,093	0.8%	8,751	0.1%
Total expenses	4,057,668	50.6%	4,017,783	56.4%
Segment Income from Operations	973,146	12.1%	323,815	4.6%
Interest expense, net	(226,560)	(2.8%)	(209,432)	(3.0%)
Net Income Attributable to Common Stockholders	$746,586	9.3%	$114,383	1.6%

Comparison of the Third Quarter of Fiscal 2021 to the Third Quarter of Fiscal 2020. In the third quarter of fiscal 2021, there was a 12.7% increase in net billboard revenues from the third quarter of fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in the first quarter of fiscal 2021 accounted for approximately 3.6% of our billboard revenues in the third quarter of fiscal 2021. The key factors affecting our billboard operations results during the third quarter of fiscal 2020 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 20.8% in the third quarter of fiscal 2020 to 19.8% in the third quarter of fiscal 2021.

●	Commissions paid as a percentage of total segment operating revenues decreased slightly from 9.6% in the third quarter of fiscal 2020 to 9.4% in the third quarter of fiscal 2021.

●	Employee costs as a percentage of total segment operating revenues decreased from 19.2% in the third quarter of fiscal 2020 to 17.6% in the third quarter of fiscal 2021.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 10.4% in the third quarter of fiscal 2020 to 8.4% in the third quarter of fiscal 2021.

●

Depreciation and amortization expense increased by $67,270 and $32,820, respectively, from the third quarter of fiscal 2020. The increases are primarily due to the Thomas acquisition in the first quarter of fiscal 2021.

●

Net interest expense of $226,560 in the third quarter of fiscal 2021 compared to net interest expense $209,432 in the third quarter of fiscal 2020. Net interest expense was related to Link's $18 million and $5.5 million term loans, which commenced in August 2019 and August 2020, respectively.

Results of Insurance Operations

	For the Three Months Ended September 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$2,031,575	75.2%	$2,880,544	86.2%
Insurance commissions	584,082	21.6%	382,493	11.5%
Investment and other income	85,696	3.2%	77,499	2.3%
Total operating revenues	2,701,353	100.0%	3,340,536	100.0%
Cost of Revenues
Commissions paid	602,180	22.3%	845,380	25.3%
Premium taxes, fees, and assessments	61,735	2.3%	98,243	2.9%
Losses and loss adjustment expense	365,661	13.5%	814,828	24.4%
Total cost of revenues	1,029,576	38.1%	1,758,451	52.6%
Gross margin	1,671,777	61.9%	1,582,085	47.4%
Other Operating Expenses
Employee costs	1,304,238	48.3%	1,072,551	32.1%
Professional fees	65,363	2.4%	69,507	2.1%
Depreciation	7,804	0.3%	5,835	0.2%
Amortization	47,061	1.8%	123,662	3.7%
General and administrative	606,274	22.4%	411,341	12.3%
Total expenses	2,030,740	75.2%	1,682,896	50.4%
Segment Loss from Operations	(358,963)	(13.3%)	(100,811)	(3.0%)
Interest income, net	5	0.0%	5	0.0%
Other investment income (loss)	(1,687,112)	(62.4%)	1,773,862	53.1%
Net Income (Loss) Attributable to Common Stockholders	$(2,046,070)	(75.7%)	$1,673,056	50.1%

Comparison of the Third Quarter of Fiscal 2021 to the Third Quarter of Fiscal 2020. In the third quarter of fiscal 2021, total operating revenues declined by 19.1% as compared to the third quarter of fiscal 2020, mainly due to the suspension of UCS's rental guarantee bond program. The key factors affecting our insurance operations results during the third quarter of fiscal 2021 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the third quarter of fiscal 2021 decreased 29.5% from the third quarter of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of its rental guarantee bond program.

●

Our brokerage operations realized an 52.7% increase in insurance commissions in the third quarter of fiscal 2021 when compared to the third quarter of fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021 as well as an increase in bonds sold through other insurance carriers.

●

Commissions paid in the third quarter of fiscal 2021 decreased by $243,200 from the third quarter of fiscal 2020 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure.

●

Losses and loss adjustment expense as a percentage of insurance revenues decreased from 24.4% in the third quarter of fiscal 2020 to 13.5% in the third quarter of fiscal 2021. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. During fiscal 2020, UCS strengthened its reserving methodology for its rental guarantee bond program in response to market disruptions caused by COVID-19. UCS' exposure to the rental guarantee bond program has been significantly mitigated as a majority of bonds have since expired.

●	Employee costs in the third quarter of fiscal 2021 increased by 21.6% from the third quarter of fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021.

●

General and administrative expenses in the third quarter of fiscal 2021 increased by 47.4% from the third quarter of fiscal 2020. The increase is mainly due to IT system implementation related expenses and the ACS acquisition completed in April 2021.

●

During the third quarter of fiscal 2021, our segment loss from insurance operations of $358,963 was increased by other investment losses of $1,687,112 mainly from unrealized losses on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Three Months Ended September 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$3,773,729	100.0%	$1,144,343	100.0%
Cost of Revenues
Network operations and data costs	438,640	11.6%	64,913	5.7%
Programming costs	31,283	0.8%	23,336	2.0%
Cell site rent and utilities	152,498	4.1%	12,275	1.1%
Other costs of revenues	119,661	3.2%	28,890	2.5%
Total cost of revenues	742,082	19.7%	129,414	11.3%
Gross margin	3,031,647	80.3%	1,014,929	88.7%
Other Operating Expenses
Employee costs	1,402,777	37.2%	557,096	48.7%
Professional fees	42,541	1.1%	10,343	0.9%
Depreciation	723,052	19.2%	129,262	11.3%
Amortization	230,385	6.1%	80,673	7.1%
General and administrative	574,800	15.2%	197,233	17.2%
Accretion	3,467	0.1%	1,722	0.2%
Loss on disposition of assets	385	0.0%	12,000	1.0%
Total expenses	2,977,407	78.9%	988,329	86.4%
Segment Income from Operations	54,240	1.4%	26,600	2.3%
Interest expense, net	(3,324)	(0.1%)	(1,596)	(0.1%)
Noncontrolling interest in subsidiary income	(70,674)	(1.8%)	(2,500)	(0.2%)
Net Income (Loss) Attributable to Common Stockholders	$(19,758)	(0.5%)	$22,504	2.0%

Comparison of the Third Quarter of Fiscal 2021 to the Third Quarter of Fiscal 2020. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. In December 2020, we acquired substantially all of the business assets of UBB. Therefore, comparisons of our broadband results for the third quarter of fiscal 2021 to the third quarter of fiscal 2020 may not be meaningful.

Results of Billboard Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$23,129,582	100.0%	$20,991,755	100.0%
Cost of Revenues
Ground rents	4,766,504	20.6%	4,592,406	21.9%
Utilities	932,028	4.0%	929,397	4.4%
Commissions paid	2,216,400	9.6%	2,018,314	9.6%
Other costs of revenues	1,012,596	4.4%	932,148	4.5%
Total cost of revenues	8,927,528	38.6%	8,472,265	40.4%
Gross margin	14,202,054	61.4%	12,519,490	59.6%
Other Operating Expenses
Employee costs	4,334,412	18.7%	4,313,414	20.6%
Professional fees	420,046	1.8%	464,565	2.2%
Depreciation	2,666,167	11.5%	2,498,514	11.9%
Amortization	2,557,931	11.1%	2,462,425	11.7%
General and administrative	2,075,259	9.0%	2,321,205	11.0%
Accretion	86,419	0.4%	104,242	0.5%
Loss on disposition of assets	116,247	0.5%	77,685	0.4%
Total expenses	12,256,481	53.0%	12,242,050	58.3%
Segment Income from Operations	1,945,573	8.4%	277,440	1.3%
Interest expense, net	(683,858)	(3.0%)	(595,088)	(2.8%)
Net Income (Loss) Attributable to Common Stockholders	$1,261,715	5.4%	$(317,648)	(1.5%)

Comparison of the First Nine Months of Fiscal 2021 to the First Nine Months of Fiscal 2020. In the first nine months of fiscal 2021, there was an 10.2% increase in net billboard revenues from the first nine months of fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in the first quarter of fiscal 2021 accounted for approximately 3.3% of our billboard revenues in the first nine months of fiscal 2021. The key factors affecting our billboard operations results during the first nine months of fiscal 2020 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 21.9% in the first nine months of fiscal 2020 to 20.6% in the first nine months of fiscal 2021.

●	Commissions paid as a percentage of total segment operating revenues remained flat at 9.6% in the first nine months of fiscal 2020 and in the first nine months of fiscal 2021.

●	Employee costs as a percentage of total segment operating revenues decreased from 20.6% in the first nine months of fiscal 2020 to 18.7% in the first nine months of fiscal 2021.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 11.0% in the first nine months of fiscal 2020 to 9.0% in the first nine months of fiscal 2021.

●

Depreciation and amortization expense increased by $167,653 and $95,506, respectively, from the first nine months of fiscal 2020. The increases are primarily due to the Thomas acquisition in the first quarter of fiscal 2021.

●

Net interest expense of $683,858 in the first nine months of fiscal 2021 compared to net interest expense of $595,088 the first nine months of fiscal 2020. Net interest expense was related to Link's $18 million and $5.5 million term loans, which commenced in August 2019 and August 2020, respectively.

Results of Insurance Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$5,554,297	74.8%	$9,538,183	87.2%
Insurance commissions	1,642,962	22.1%	1,065,013	9.7%
Investment and other income	226,986	3.1%	338,953	3.1%
Total operating revenues	7,424,245	100.0%	10,942,149	100.0%
Cost of Revenues
Commissions paid	1,559,222	21.0%	2,884,197	26.4%
Premium taxes, fees, and assessments	200,115	2.7%	244,956	2.2%
Losses and loss adjustment expense	1,272,054	17.1%	2,238,078	20.5%
Total cost of revenues	3,031,391	40.8%	5,367,231	49.1%
Gross margin	4,392,854	59.2%	5,574,918	50.9%
Other Operating Expenses
Employee costs	3,751,084	50.5%	3,286,309	30.0%
Professional fees	250,712	3.4%	428,922	3.9%
Depreciation	21,340	0.3%	17,240	0.2%
Amortization	130,018	1.8%	396,453	3.6%
General and administrative	1,818,267	24.5%	1,431,153	13.1%
Total expenses	5,971,421	80.5%	5,560,077	50.8%
Segment Income (Loss) from Operations	(1,578,567)	(21.3%)	14,841	0.1%
Interest expense, net	(1,991)	(0.0%)	(365)	(0.0%)
Other investment income (loss)	2,219,102	(29.9%)	(2,184,391)	(19.9%)
Net Income (Loss) Attributable to Common Stockholders	$638,544	8.6%	$(2,169,915)	(19.8%)

Comparison of the First Nine Months of Fiscal 2021 to the First Nine Months of Fiscal 2020. In the first nine months of fiscal 2021, total operating revenues declined by 32.2% as compared to the first nine months of fiscal 2020, mainly due to the suspension of UCS's rental guarantee bond program. The key factors affecting our insurance operations results during the first nine months of fiscal 2021 were as follows:

●	Premiums earned from our UCS insurance subsidiary in the first nine months of fiscal 2021 decreased 41.8% from the first nine months of fiscal 2020. The decrease in premiums earned was primarily due to the suspension of its rental guarantee bond program.

●	Our brokerage operations realized a 54.3% increase in insurance commissions in the first nine months of fiscal 2021 when compared to the first nine months of fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021 as well as an increase in bonds sold through other insurance carriers.

●	Commissions paid in the first nine months of fiscal 2021 decreased by $1,324,975 from the first nine months of fiscal 2020 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure.

●	Losses and loss adjustment expenses as a percentage of insurance revenues decreased from 20.5% in the first nine months of fiscal 2020 to 17.1% in the first nine months of fiscal 2021. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. During fiscal 2020, UCS strengthened its reserving methodology for its rental guarantee bond program in response to market disruptions caused by COVID-19. UCS' exposure to the rental guarantee bond program has been significantly mitigated as a majority of bonds have since expired.

●	Employee costs in the first nine months of fiscal 2021 increased by 14.1% from the first nine months of fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021.

●	General and administrative expenses in the first nine months of fiscal 2021 increased by 27.0% from the first nine months of fiscal 2020. The increase is mainly due to IT system implementation related expenses and the ACS acquisition completed in April 2021.

●

During the first nine months of fiscal 2021, our segment loss from insurance operations of $1,578,567 was more than offset by other investment income of $2,219,102 mainly from unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2021		2020
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$11,329,220	100.0%	$2,575,676	100.0%
Cost of Revenues
Network operations and data costs	1,528,584	13.5%	172,704	6.7%
Programming costs	87,081	0.8%	51,871	2.0%
Cell site rent and utilities	432,116	3.8%	42,724	1.7%
Other costs of revenues	304,943	2.7%	111,774	4.3%
Total cost of revenues	2,352,724	20.8%	379,073	14.7%
Gross margin	8,976,496	79.2%	2,196,603	85.3%
Other Operating Expenses
Employee costs	3,911,189	34.5%	1,021,554	39.6%
Professional fees	125,175	1.1%	25,146	1.0%
Depreciation	1,311,516	11.6%	228,622	8.9%
Amortization	820,496	7.2%	153,763	5.9%
General and administrative	1,474,068	13.0%	330,361	12.8%
Accretion	10,298	0.1%	1,722	0.1%
Loss on disposition of assets	3,657	0.0%	12,000	0.5%
Total expenses	7,656,399	67.5%	1,773,168	68.8%
Segment Income from Operations	1,320,097	11.7%	423,435	16.5%
Interest expense, net	(8,293)	(0.1%)	(1,594)	(0.1%)
Noncontrolling interest in subsidiary income	(325,135)	(2.9%)	(42,184)	(1.7%)
Net Income Attributable to Common Stockholders	$986,669	8.7%	$379,657	14.7%

Comparison of the First Nine Months of Fiscal 2021 to the First Nine Months of Fiscal 2020. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. In December 2020, we acquired substantially all of the business assets of UBB. Therefore, comparisons of our broadband results for the first nine months of fiscal 2021 to the first nine months of fiscal 2020 may not be meaningful.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2021 compared to the First Nine Months of Fiscal 2020

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2021 and the first nine months of fiscal 2020:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Net cash provided by operating activities	$6,620,097	$3,492,006
Net cash provided by (used in) investing activities	10,564,107	(37,479,511)
Net cash provided by financing activities	52,177,885	60,267,250
Net increase in cash, cash equivalents, and restricted cash	$69,362,089	$26,279,745

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $6,620,097 for the first nine months of fiscal 2021 compared to a $3,492,006 for the first nine months of fiscal 2020. The increase in net cash provided by operating activities was primarily due to the addition of our broadband services business, increased cash flow generation within our billboard business, increased distributions from unconsolidated affiliates, and favorable working capital fluctuations, which was partially offset by the decline in operating results within our insurance business as well as costs associated with Yellowstone.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $10,564,107 for the first nine months of fiscal 2021 as compared with net cash used in investing activities of $37,479,511 for the first nine months of fiscal 2020. The increase in net cash provided by investing activities is primarily attributable to net proceeds of $65,475,346 related to the sale or maturity of marketable securities and U.S. Treasury trading securities held at Boston Omaha and the receipt of $20,000,000 of principal payments on our note receivable from DFH. Partially offsetting the increase in net cash inflows was our $55,000,000 Sky Series B Preferred Units investment.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $52,177,885 during the first nine months of fiscal 2021 as compared to net cash provided by financing activities of $60,267,250 during the first nine months of fiscal 2020. During the first nine months of fiscal 2021, net cash provided by financing activities mainly consisted of $58,625,000 in gross proceeds raised through our public offering of Class A common stock on April 1, 2021, offset primarily by offering costs of $3,447,996 and net returns of funds held as collateral in the amount of $1,452,590.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, a surety insurance company we acquired in December 2016, broadband services providers whose assets we acquired in March 2020 and December 2020 and minority investments in several real estate management entities and a bank holding entity whose primary source of revenue is in subprime automobile lending. At September 30, 2021, we had approximately $116 million in unrestricted cash and approximately $51 million in U.S. Treasury trading securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

To date, we have raised funds through the sale of our Common Stock in public offerings, sales of our Common Stock in “at the market” programs, term loan financing through our Link subsidiary, proceeds from the sale of publicly traded securities held by us, cash flow from operations, and, prior to 2019, through private placements of our Common Stock.

2020 and 2021 Underwritten Public Offerings

On May 28, 2020, we entered into an underwriting agreement (the “2020 Underwriting Agreement”) with Wells Fargo Securities, LLC (“WFS”) and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.”  On June 2, 2020, we completed the public offering selling a total of 3,680,000 shares, including both the firm shares and all of the option shares, resulting in total gross proceeds to us of $58.9 million. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020 (the “2018 Shelf Registration Statement”).

On March 31, 2021, we entered into an underwriting agreement (the “2021 Underwriting Agreement”) with WFS for a public offering of 2,300,000 shares, which we refer to as the “firm shares,” of our Class A common stock, of which 2,000,000 shares were sold by Boston Omaha and 300,000 shares were sold by a selling stockholder, at a public offering price of $25.00 per share. Under the terms of the 2021 Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 345,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.” On April 6, 2021, we announced the completion of the public offering consisting of  2,345,000 shares, including both the firm shares and all of the option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58.6 million. We raised this capital to fund the planned expansion of our fiber-to-the-home broadband business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. The shares were sold in the offering pursuant to the Company’s universal shelf registration statement on Form S-3ASR (File No. 333-254870) that was declared effective on March 30, 2021 (the “2021 Shelf Registration Statement”).

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

At The Market Offering Programs

Starting in March 2018, we utilized our at the market offering that was part of our 2018 Shelf Registration Statement. This 2018 Shelf Registration Statement, which authorized us to sell up to $200 million through the sales of securities to the public, expired in February 2021 and was superseded by the 2021 Shelf Registration Statement. We sold a total of 2,630,787 shares of Class A common stock and raised gross proceeds of $60.1 million under the 2018 Shelf Registration Statement.

On September 29, 2021, we entered into an at the market equity offering program (the “ATM Program”) pursuant to a Sales Agreement (the “Sales Agreement”) by and between us and WFS. This ATM Program is consistent with our historical practice of having available to management the option to issue stock from time to time in order to continue to fund the growth of its fiber to the home rural broadband business, acquire additional billboards, and make other such investments in assets as needed to seek to grow intrinsic value per share. Our general preference is always to have options available to us from a capital allocation perspective which includes, but is not limited to, having a regularly filed ATM program as well as an authorized share repurchase program.

Pursuant to the terms of the Sales Agreement, we may sell, from time to time, shares (collectively, the “Placement Shares”) of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be at the market offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). As of the date of this Report, we have sold 73,397 shares of our Class A common stock resulting in net proceeds of approximately $2.7 million.

Upon delivery of a placement notice (a “Placement Notice”) and upon the terms and subject to the conditions of the Sales Agreement, WFS will use reasonable efforts consistent with its normal trading and sales practices, applicable laws and the rules of the NASDAQ Capital Market (“NASDAQ”) to sell the Placement Shares from time to time based upon our instructions for the sales, including price, time or size limits specified, and otherwise in accordance with, the terms of such Placement Notice. Pursuant to the Sales Agreement, WFS may sell Placement Shares by any method permitted by law deemed to be an at the market offering as defined in Rule 415 of the Securities Act. WFS may not purchase Placement Shares for its own account as principal unless expressly authorized to do so by us.

We intend to use the net proceeds from the sale of Placement Shares, after deducting WFS’ commissions and our offering expenses, for general corporate purposes, which may include financing its existing businesses and operations, and expanding its businesses and operations through additional acquisitions, minority investments and additional hires. To the extent that we raise additional funds by issuing equity or other securities, our shareholders may experience additional dilution. In the event we are required to obtain additional funds, there is no guarantee that we will be able to raise or obtain the additional funds or that the funds will be available on favorable terms to us.

For sales of Placement Shares through WFS, we will pay WFS a commission at a mutually agreed rate of 3% of the gross sales price per Placement Share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend the offering of Placement Shares under the Sales Agreement.

The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all of the Placement Shares through WFS.

The Placement Shares will be offered and sold pursuant to the 2021 Shelf Registration Statement and a related prospectus supplement dated September 29, 2021 and filed with the SEC on the same date.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 1.1 to the Current Report on Form 8-K as filed with the SEC on September 29, 2021.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link may borrow up to $40 million (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses. Link initially borrowed  approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. Link may not borrow additional funds under the term loan provisions of the Credit Facility. Long-term debt included within our consolidated balance sheet as of September 30, 2021 consists of Link’s Term Loan 1 and Term Loan 2 borrowings of $22,175,535, of which $1,220,005 is classified as current. There were no amounts outstanding related to the revolving line of credit as of September 30, 2021.

Principal amounts under each of Term Loan 1 and Term Loan 2 are payable in monthly installments according to a 15-year amortization schedule. These principal payments commenced on July 1, 2020 for Term Loan 1 and on October 1, 2020 for Term Loan 2. Both term loans are payable in full on August 12, 2026. During the first three years of the term loans, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 2.0% and 0.5%. After three years, there is no prepayment penalty. Term Loan 1 and Term Loan 2 have fixed interest rates of 4.25% and 3.375%, respectively, per annum. The revolving line of credit loan facility has a $5 million maximum availability. Interest payments are based on the U.S. Prime Rate rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2023.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (b) beginning with the fiscal quarter ending December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of September 30, 2021.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on June 30, 2020, and a Third Amendment to Credit Agreement (the “Third Amendment”) with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021.

Loan to Dream Finders Homes

On October 2, 2020, we provided a term loan of $20 million to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on this term loan is approximately 14% and matured on May 1, 2021. This loan was repaid with interest in early 2021.

Investments in Yellowstone Acquisition Company and Sky Harbour LLC

Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and private placement warrants to purchase 7,719,779 shares of Class A common stock of Yellowstone. BOC Yellowstone is the sponsor of Yellowstone and under the terms of Yellowstone’s initial public offering completed in October 2020, which we refer to as the “Yellowstone IPO”, owns approximately 20% of Yellowstone’s issued and outstanding common stock. On September 27, 2021, Yellowstone borrowed $1 million from us which amount, at our option is, payable upon the closing of the business consummation, to purchase additional private placement warrants upon the same terms and conditions as the currently outstanding private placement warrants, or a combination of cash and warrants.

On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC (“SHG”), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. Upon closing of the business combination, SHG will become a publicly traded company, and it is expected that its common stock will be listed on the NASDAQ exchange. The combined company will have an implied pro forma equity market value of approximately $777 million at closing.

On August 1, 2021, we entered into a $55 million Series B Preferred Unit Purchase Agreement (the “Series B Purchase Agreement”) with SHG. On September 14, 2021, we completed the $55 million transaction, purchasing the Series B Preferred Units. This additional equity investment was made directly into SHG, and upon the successful consummation of the business combination, will convert into 5,500,000 shares of the post-combination public company’s Class A common stock, at a price of $10 per share. In the event the business combination is not consummated, our investment will remain as Series B Preferred Units of SHG. In addition, the parties will seek to raise additional funding to support the business combination through a private placement investment (“PIPE”) to be consummated at the closing of the transaction of $100 million. In addition to the $55 million of financing support, we have also agreed to provide to SHG a backstop valued at up to an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share if needed to meet the minimum investment condition of $150 million. This backstop financing is payable in any combination of cash and public securities at our option.

The transaction is subject to the satisfaction of customary closing conditions, including the approval of the shareholders of Yellowstone. As part of its overall financing strategy, on September 14, 2021, SHG completed a private activity tax-exempt bond financing which raised $166 million in gross proceeds in long term debt. The combined company expects to receive up to $238 million in gross proceeds, assuming no redemptions by Yellowstone’s existing public stockholders. This amount excludes additional funds which may be raised in the PIPE. All SHG equityholders are retaining 100% of their equity in the combined company. The cash proceeds are expected to be used to fund the completion of four new airport hangar campuses in addition to expansion at SHG’s location currently in operation.

The foregoing summary of the Series B Purchase Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Series B Purchase Agreement, a copy of which is attached as Exhibit 10.1 to a Form 8-K as filed with the SEC on August 3, 2021. Capitalized terms used herein have the meaning given to such terms in the Series B Purchase Agreement, as applicable.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, any proceeds from the Sale of Placement Shares, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At September 30, 2021, we had approximately $116 million in unrestricted cash, $51 million in U.S. treasury trading securities, and $80 million in marketable equity securities.

If future additional significant acquisition opportunities become available in excess of our currently available cash and U.S. Treasury securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all. In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. In addition to Link’s current credit facility, any future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Link's existing credit facility imposes restrictions on Link that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard, insurance and broadband businesses. Specifically, these restrictions place limits on Link and its subsidiaries' ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our billboard assets. Link’s credit facility requires it to meet a fixed charge coverage ratio and other financial covenants. Link’s ability to comply with these loan covenants may be affected by factors beyond its control and a breach of any loan covenants would likely result in an event of default under the Credit Agreement, which would permit the Lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks.

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

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2021, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions, including the impact of the COVID-19 pandemic, believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on May 24, 2021. We believe that at September 30, 2021, there has been no material change to this information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 related to its risk assessment of the formation of Yellowstone Acquisition Company. Specifically, the Company did not design and implement effective controls addressing the technical accounting complexities associated with SPAC formations. This material weakness resulted in the restatement of our financial statements for the year ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the recorded warrant liability, Yellowstone's Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officers and principal financial and accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

November 12, 2021

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

November 12, 2021

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

November 12, 2021