Form 10-K
period 2021-12-31
BOSTON OMAHA Corp
filed 2022-03-28
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 001-38113

BOSTON OMAHA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-0788438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Dodge Street, Suite 3300, Omaha, Nebraska	68102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (857) 256-0079

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Class A common stock, $0.001 par value per share	BOMN	The New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $615,761,428.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 28,642,801 shares of Class A common stock and 1,055,560 shares of Class B common stock as of March 28, 2022.

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

●

We are currently subject to an agreement prohibiting us from reselling the Class A common stock and warrants we hold in Sky Harbour Group Corporation until certain conditions are met and may continue to be limited in the amount of these shares we can resell after the expiration of the applicable lock-up period;

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

●	We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock;

●	Our investments in securities of other companies involve a substantial degree of risk;

●	Certain of our stockholders have registered 9,698,705 shares of our Class A common stock; and

Regulatory Risks

●

Dependent on the price of certain publicly-traded securities we currently hold, including our ownership of DFH Class A common stock and Sky Class A common stock, we could become subject to registration and regulation under the Investment Company Act;

●

Our business segments are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities; and

●	Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may affect us.

PART I

Item 1.	Business.

Our Company

Boston Omaha Corporation, which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” commenced its current business operations in June 2015 and currently operates three separate lines of business: outdoor billboard advertising, surety insurance and related brokerage activities and broadband services businesses. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, a homebuilding company, and served as the sponsor of Yellowstone Acquisition Company ("Yellowstone"), a publicly-traded special purpose acquisition company ("SPAC"), which in January 2022 consummated a business combination with Sky Harbour, LLC, a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

Outdoor Billboards

In June 2015, we commenced our billboard business operations through acquisitions by our wholly-owned subsidiary, Link Media Holdings, LLC, which we refer to as "Link," of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made additional billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2021, we operate approximately 3,900 billboards with approximately 7,400 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Surety Insurance

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG,” designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of United Casualty and Surety Insurance Company, which we refer to as "UCS," a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. UCS now has licenses to operate in all 50 states and the District of Columbia. In addition, over the last four years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similar economics.

Broadband Services

In March 2020, our subsidiary, FIF AireBeam LLC, which we refer to as "AireBeam," acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire," a rural broadband internet provider. AireBeam provides over 7,000 subscribers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. AireBeam operates in underserved communities in Arizona that need higher speed and greater internet capacity. In December 2020, our subsidiary, FIF Utah LLC, which we refer to as "FIF Utah," and which conducts business as "Utah Broadband," acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as "UBB," an internet provider that provides broadband services to over 10,000 subscribers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC ("FFH"), which partners with builders, developers and build-to-rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. We hope to continue to expand in Arizona, Utah, and other locales.

Minority Investments

Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Co., both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of 24th Street Holding Co. and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, which we refer to as "DFH," the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. At December 31, 2021, we held 2,868,037 shares of DFH Class A common stock. Since DFH’s initial public offering through March 25, 2022, we have sold 2,737,848 shares of DFH Class A common stock for gross proceeds of approximately $51 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T Holding Corporation, which we refer to as "CB&T," the privately-held parent company of Crescent Bank & Trust, Inc., which we refer to as "Crescent." Our investment represents 14.99% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as "BOC Yellowstone," served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share.

●

On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, which we refer to as "SHG," a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination with SHG, which we refer to as the "Sky business combination,"  was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation, which we refer to as “Sky.” Sky’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A Common Stock trade under the symbol “SKYH.WS”. We invested in Sky based upon a number of factors including but not limited to our belief that Sky helps address a large demand by business jet owners for modern hangar space and related services and amenities, limited space for hangar facilities reducing the number of hangars which can service an airport, the experience of the Sky management team, Sky’s receipt of over $160 million of long-term private activity bond financing at attractive rates and payment terms, and the agreement by the existing Sky equity holders prior to the business combination to convert all of their equity interests in Sky for equity interests in the combined entity.

●	In August 2021, through one of our subsidiaries, we agreed to invest $55 million directly into SHG and received Series B preferred units ("Sky Series B Preferred Units"). On September 14, 2021, we completed the $55 million transaction, purchasing the Sky Series B Preferred Units. Upon the successful consummation of the Sky business combination, this investment converted into 5,500,000 shares of Sky's Class A common stock, valued at $10.00 per share. In December 2021, we agreed to provide Sky an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky business combination.

●

We recently established a subsidiary within Boston Omaha Asset Management, LLC (“BOAM”) to operate a proposed business, which we refer to as “build for rent,” in which we would develop and own single family detached and/or townhomes for long term rental. We have recently bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We are currently providing 100% of the financing for the initial stages of these projects but may consider a range of financing options in the future, such as raising third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital. In addition to developing and managing these properties, we would also expect to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments.

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

Our History

Boston Omaha Corporation was originally incorporated as REO Plus, Inc., which we refer to as “REO,” on August 10, 2009. On March 16, 2015, we reincorporated as a Delaware corporation, adopted new bylaws and changed our name to Boston Omaha Corporation. Our principal business address is 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102, and our telephone number is 857-256-0079. We registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” on November 9, 2016. In 2016, we were listed for trading on the OTCQX under the trading symbol “BOMN,” and in June 2017, in connection with our 2017 public offering, we transferred and uplisted to the NASDAQ Capital Market under the trading symbol “BOMN.”  On January 14, 2022, we transferred our listing to the New York Stock Exchange and now trade under the trading symbol “BOC”.

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

On June 18, 2015, we amended and restated our certificate of incorporation and effected a 7:1 reverse stock split of our Class A common stock. We also created an additional series of our stock now named Class B common stock, par value $0.001 per share. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock. There are currently 1,055,560 shares of our Class B common stock outstanding, which shares are owned in equal amounts by each of MCF and BP.

Since 2015, we have raised capital through private investments, public offerings and a bank term loan entered into by Link with a commercial lender.

Between February 2015 and May 2017, we raised $66,872,500 in equity financing, of which $43,305,577 and $11,305,595 were invested by MCF and BP, respectively. We raised these funds primarily in three separate rounds of financing, each of which coincided with pending or anticipated acquisitions.

In June 2017, we commenced an underwritten public offering for 6,538,462 shares of our Class A common stock at $13.00 per share, which we refer to as the “2017 public offering,” that raised gross proceeds of $97,049,446. In the 2017 public offering, MCF and BP invested $44,999,994 and $2,500,004, respectively. We received aggregate net proceeds from the offering of approximately $91,432,110 after deducting underwriting discounts and commissions and offering expenses payable by us.

On February 22, 2018, we entered into a Class A Common Stock Purchase Agreement, which we refer to as the “2018 private placement,” pursuant to which the Company issued and sold to Magnolia BOC I, LP, which we refer to as “MBOC I,” Magnolia BOC II, LP, which we refer to as “MBOC II,” and Boulderado BOC, LP, which we refer to as “BBOC,” $150,000,000 in unregistered shares of Class A common stock at a price of $23.30, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market on the date of the Class A Common Stock Purchase Agreement. MBOC I is currently managed by Magnolia. MBOC II and BBOC distributed all of their shares of Class A common stock to their partners. The Class A Common Stock Purchase Agreement was approved by an independent special committee of our Board of Directors with the advice of independent legal counsel and an independent investment banking firm which provided a fairness opinion to the special committee. The financing took place in two tranches in March and May 2018.

In February 2018, we filed a shelf Registration Statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share (which we refer to as “preferred stock”), debt securities and warrants of the Company for up to $200,000,000. On March 2, 2018, we entered into a Sales Agreement with Cowen, pursuant to which the Company sold from time to time in an “at the market” offering, a total of $49,999,625 of shares of Class A common stock through Cowen as sales agent. Sales under the “at the market” offering were made pursuant to a prospectus supplement, filed with the Securities and Exchange Commission, which we refer to as the “SEC” or the “Commission,” on March 2, 2018, to our shelf Registration Statement on Form S-3. Cowen received a commission equal to 3.0% of the gross sales proceeds of the shares sold through Cowen under the Sales Agreement, and we provided Cowen with customary indemnification and contribution rights.

On August 13, 2019, we entered into a second Sales Agreement with Cowen, relating to the sale of additional shares of our Class A common stock to be offered. In accordance with the terms of the second Sales Agreement, we could offer and sell from time to time up to $75,000,000 of shares of our Class A common stock through Cowen acting as our agent. The compensation to Cowen for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 3% of the gross proceeds of any shares of Class A common stock sold under the Sales Agreement. From August 21, 2019 through December 31, 2019, we sold through Cowen 448,880 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $9,450,789 and net proceeds of $9,122,227, after offering costs of $328,562. During fiscal year 2020, we sold through Cowen 40,455 shares of our Class A common stock under the second “at the market” offering, resulting in gross proceeds to us of $669,751 and net proceeds of $649,659, after offering costs of $20,092. Following a public offering of our Class A common stock in May 2020, we subsequently suspended future sales under the Sales Agreement and the S-3 registration statement filed in February 2018 expired in February 2021.

On March 18, 2020, our Board of Directors authorized and approved a share repurchase program for us to repurchase up to $20,000,000 worth of shares of our Class A common stock, which we refer to as the “Repurchase Program.” Under the Repurchase Program, we could repurchase shares, from time to time, in solicited or unsolicited transactions in the open market, privately-negotiated transactions, or transactions pursuant to a Rule 10b5-1 plan. The Repurchase Program did not obligate us to purchase any particular number of shares and ran through June 30, 2021. Due to improving market conditions following our establishment of the Repurchase Program, we did not repurchase any shares.

On May 28, 2020, we entered into an underwriting agreement (the “2020 Underwriting Agreement”) with Wells Fargo Securities, LLC (“WFS”) and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “2020 firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “2020 option shares.” Adam Peterson and Alex Rozek, our Co-Chairmen, together with another member of our board of directors and another employee, purchased, directly or through their affiliates, an aggregate of 39,375 shares of Class A common stock in the offering at the public offering price.  On June 2, 2020, we announced the completion of the public offering in which we sold a total of 3,680,000 Class A shares, including both the 2020 firm shares and all of the 2020 option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58,880,000. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3, as supplemented by a prospectus supplement dated May 28, 2020.

On March 31, 2021, we entered into an underwriting agreement (the “2021 Underwriting Agreement”) with WFS for a public offering of 2,300,000 shares, which we refer to as the “2021 firm shares,” of our Class A common stock, of which 2,000,000 shares were sold by Boston Omaha and 300,000 shares were sold by a selling stockholder, at a public offering price of $25.00 per share. Under the terms of the 2021 Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 345,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “2021 option shares.” On April 6, 2021, we announced the completion of the public offering consisting of 2,345,000 shares, including both the 2021 firm shares and all of the 2021 option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58,625,000. We raised this capital to fund the planned expansion of our fiber-to-the-home broadband business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. Although we do not have any binding material commitments at this time, we continue to pursue acquisitions in these markets. The shares were sold in the offering pursuant to the Company’s universal shelf registration statement on Form S-3ASR (File No. 333-254870) that was declared effective on March 30, 2021 (the “2021 Shelf Registration Statement”).

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

The Sales Agreement authorized us to sell, from time to time, shares (collectively, the “Placement Shares”) of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be at the market offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). As of the date of this Report, we have sold 122,246 shares of our Class A common stock resulting in gross proceeds of $4,225,213.

Our Relationship with Magnolia and Boulderado

In their roles as general partners of MCF, MBOC I and BP, Magnolia and Boulderado, through their ownership of Class A common stock and all of our Class B common stock, control approximately 48% of the aggregate voting power and, as a result, will for the foreseeable future likely be able to continue to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Adam K. Peterson, our Co-Chief Executive Officer and one of our directors, is a principal in Magnolia and Alex B. Rozek, our other Co-Chief Executive Officer and a director of the Company, is a principal in Boulderado.

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

MCF is a private investment partnership in Omaha, Nebraska, which commenced operations in August 2014. MBOC I is a private investment partnership in Omaha, Nebraska, which commenced operations in February 2018. Adam K. Peterson is the sole manager of Magnolia, an investment adviser registered with the SEC. Magnolia is the general partner and the manager of MCF and MBOC I. BP is a private investment partnership in Boston, Massachusetts, formed in June 2007. Alex B. Rozek is the Managing Member of Boulderado Group, LLC, the management company of Boulderado Partners, LLC. On February 6, 2019, BP returned all outside capital and is continuing operations to manage family investments only. As a result of these distributions, BBOC distributed all of its shares of Class A common stock and was subsequently dissolved. On June 18, 2021, MBOC II distributed all shares of Class A common stock to its limited partner and was subsequently dissolved.

Our Acquisitions and Equity Investments

Since June 2015, we have expended over $435 million in the acquisition of businesses in outdoor billboard advertising, surety insurance and brokerage operations, broadband services, and in the purchase of minority equity interests in various businesses. We anticipate seeking further acquisitions in these business areas and possibly expanding into other businesses that we believe have the potential for durable profitability in a very competitive world.

Link Media Holdings. Since June 2015, through 20 acquisitions, several asset purchases, and one exchange, we have acquired numerous billboard structures, many with multiple faces, related easements, and rights in some instances to construct additional billboards. These billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, Virginia, West Virginia and Wisconsin. We paid a combined purchase price of over $225 million for these billboards and related assets. As of March 25, 2022, we operated approximately 3,900 billboard structures containing approximately 7,400 advertising faces, of which 80 are digital displays.

General Indemnity. Since September 2015, through six acquisitions, we have acquired one insurance company (UCS) and five insurance brokerage firms. We paid a combined purchase price of approximately $21.7 million. Additionally, we have contributed approximately $16.3 million in statutory capital to UCS. UCS is authorized to issue surety insurance in all 50 states and the District of Columbia, is approved by the United States Department of Treasury, and rated "A-" (Excellent) by A.M. Best Company.

Broadband. On March 10, 2020, AireBeam acquired substantially all the business assets of FibAire, a rural broadband internet provider. AireBeam provides over 7,000 subscribers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. AireBeam currently operates in certain underserved Arizona communities that need higher speed and greater internet capacity. We acquired AireBeam for $12.3 million in cash and issued to FibAire’s co-founder and chief executive, 10% of the equity in the newly formed entity. In June 2021, we purchased the 10% equity stake in AireBeam from FibAire's co-founder and chief executive for $664,414. On December 29, 2020, FIF Utah acquired substantially all of the business assets of UBB, a rural broadband internet provider. UBB provides high-speed internet to over 10,000 subscribers in Salt Lake City, Park City, Ogden, Provo and surrounding communities. We acquired UBB for $21.3 million in cash and issued to Alpine Networks, Inc., UBB’s member, 20% of the equity in the newly formed entity. Mr. McGhie, the president of Alpine Networks, Inc. serves as president of FIF Utah and was recently appointed as chief executive officer of FIF.

Minority Investments. Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Co., both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of 24th Street Holding Co. and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units with a mandatory preferred return of 14%. These preferred units were subsequently redeemed by DFH in 2020. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and implemented an internal reorganization (the “Merger”) pursuant to which Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the Merger, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Prior to its initial public offering, we loaned DFH $20,000,000 to assist it in financing an acquisition which was consummated prior to its initial public offering. This loan was repaid in full with interest in early 2021. Our lockup of the shares ended in July 2021 and since that date we have sold a portion of our DFH shares realizing gross proceeds of over $51 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. Our investment represents 14.99% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●	In October 2020, our subsidiary BOC Yellowstone, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC ("SHG"), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation, which we refer to as “Sky”. Sky’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A Common Stock trade under the symbol “SKYH.WS”.

●	In August 2021, through one of our subsidiaries, we agreed to invest $55 million directly into SHG and received Series B preferred units . On September 14, 2021, we completed the $55 million transaction, purchasing the Sky Series B Preferred Units. Upon the successful consummation of the Sky business combination, this investment converted into 5,500,000 shares of Sky’s Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky business combination.

●

We recently established a subsidiary within BOAM to operate a proposed build for rent business in which we would develop and own single family detached and/or townhomes for long term rental. We have recently bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We are currently providing 100% of the financing for the initial stages of these projects but may consider a range of financing options in the future, such as raising third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital. In addition to developing and managing these properties, we would also expect to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments.

Industry Background

We currently operate outdoor billboard advertising services, provide broadband services, and sell surety insurance products and have made minority investments in several commercial real estate management and brokerage companies, a homebuilding company and a bank holding company focused on servicing the automotive loan market.

Outdoor Billboard Advertising. We currently own and operate approximately 3,900 billboard structures in the Southeast and Midwest United States containing approximately 7,400 advertising faces, of which 80 are digital displays. In addition, we hold options to build additional billboards in a few of these states. Over 95% of our billboards reside on leased parcels of property. In 2021, we acquired over 900 additional billboard structures in the Midwest containing approximately 1,800 advertising faces and continue to seek to acquire additional billboards. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large advertising structures consisting of panels, called faces, on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard face.  Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (e.g., one week to three years). We generally lease individually selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital ad displays which generally come with shorter term ad contracts (one to twelve months). Outdoor billboards were estimated as a $4.7 billion market in the U.S. in 2020 based on industry trade journals.  Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for approximately an additional estimated $1.4 billion in revenues in 2020 according to industry sources. There is no concentration of industries to which we lease billboard space.

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

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $6.9 billion surety market, based on 2020 industry reports. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements.  Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties. In addition to acquiring UCS, we have acquired five surety brokerage firms, The Warnock Agency, Inc., which we refer to as “Warnock,” Surety Support Services, Inc., which we refer to as “SSS,” Freestate Bonds, Inc., which we refer to as “Freestate,” South Coast Surety Insurance Services, LLC, which we refer to as “SCS,” and American Contracting Services, Inc., which we refer to as “ACS.” UCS and these brokerage firms provide us with both premium and commission revenue streams.

Broadband Services. Our AireBeam, Utah Broadband and FFH businesses provide fiber connectivity to homes, business and community organizations in certain markets in Arizona, Utah and other locales. Driven by the rising demand for higher bandwidth and faster speed connections for a variety of industrial and residential purposes, fiber optic transmission is becoming more and more common in modern society. Fiber optic cables have a much greater bandwidth than metal cables. The significantly higher amount of information that can be transmitted per unit time of fiber over other transmission media is its most significant advantage.  Also, an optical fiber offers low power loss, which allows for longer transmission distances. Fiber optic is generally less susceptible to electromagnetic interference, has greater capacity and weighs less than traditional metal wire connections. Also, fiber optic is made of glass, which can provide certain cost advantages over traditional copper wire. Optical fiber is more difficult and expensive to install than copper wire and special equipment is required to test optical fiber. Fiber optic is also highly susceptible to becoming cut or damaged during installation or construction activities. We believe that the demand for broadband services has increased significantly since the COVID pandemic began and that this demand will continue to grow as more businesses and consumers rely on remote connectivity for work, learning, telehealth and other connectivity needs and as new technologies expand the ability to digitally share information and services.

Business Overview and Strategy

Since present management took over in February 2015, we have engaged in (i) acquisitions and minority investments in outdoor billboard advertising, surety insurance, broadband service providers, commercial real estate services, homebuilding and a bank holding company, (ii) purchases of publicly traded equity securities and (iii) in October 2020 served as the sponsor for an initial public offering for Yellowstone and its subsequent business combination with Sky in January 2022. Our strategy focuses on investing in companies and lines of business that have consistently demonstrated earnings power over time, with attractive pre-tax historical returns on tangible equity capital, and that we believe are available at a reasonable price.

●

Since present management took over in 2015 and as of December 31, 2021, our acquisitions and operations have been funded by equity investments, including our 2017 public offering, our two “at the market” offerings and our 2020 public offering pursuant to our shelf registration statement, private placements, and debt conversions totaling over $482 million.

●

In addition, in August 2019, our Link subsidiary entered into a bank term loan and revolving credit agreement under which Link and its subsidiaries borrowed approximately $18 million secured by the assets of Link and its subsidiaries and may borrow additional sums under the agreement. In August 2020, additional sums in the amount of $5.5 million were committed under the loan agreement and in August 2021 the term loan was increased to $30 million.

●

We have used a portion of these proceeds from these financings to acquire outdoor billboard assets in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, Virginia, West Virginia and Wisconsin. We expect to continue to seek additional acquisitions in out-of-home advertising when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us. We believe the billboard business offers the potential to provide a durable and growing cash flow stream over time.  In addition, we believe multiple opportunities could exist in time for the industry at large including but not limited to: supply limitations, demand growth, opportunity to convert static billboard faces to digital applications when the economics are favorable, opportunity to purchase perpetual easements or land beneath our structures, and the low relative cost per impression of the advertising medium.

●

We have also used the proceeds of these financings to organize GIG and to complete the acquisitions of Warnock, SSS, Freestate, SCS and ACS, all surety insurance brokerage firms, and to complete the acquisition of UCS, a surety insurance company.

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

●

In 2020, we sponsored and invested approximately $7.8 million in Yellowstone in common stock and warrants and subsequently invested an additional $100 million through the purchase of shares of Class A common stock of Sky in connection with the Sky business combination.

●

In addition, from time to time, we invest a portion of our available cash in public equity securities and shorter-term debt securities. In addition to our existing business lines, we are actively reviewing opportunities to acquire businesses in new fields which have the potential to provide durable revenues, broad customer bases and where ideally the target's business benefits from some business, legal or financial barriers to entry from future competitors.

We source acquisitions both internally via phone calls, research or mailings, business relationships developed over time and also by receipt of target acquisition opportunities from a number of brokers and other professionals. We seek acquisitions consistent with our growth strategy, but there can be no assurance that we will consummate acquisitions pursuant to outstanding letters of intent or acquire any additional billboard assets, surety brokerage firms, broadband service providers, or minority investments in any other businesses. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether, and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. We are also seeking opportunities to acquire other businesses or a significant interest in existing businesses. We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pretax historical returns on tangible equity capital, and that are available at a reasonable price.  However, we may consider minority positions and stock issuances when the economics are favorable. In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

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

Digital displays offer the opportunity to link electronic displays through centralized computer systems to change advertising copy instantaneously and simultaneously on a large number of displays. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. However, digital displays require more capital to construct and maintain compared to traditional bulletins and increase the supply of advertising faces in a market. We currently deploy 80 digital billboards.

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

We typically own the physical structures on which our clients’ advertising copy is displayed. We acquire new structures from third parties on sites we either lease or own or for which we have acquired permanent easements. We generally have limited or no responsibilities to maintain the land on which the billboard is sited. The site lease terms generally range from one to 20 years and often come with renewal options or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases.  In addition to the site lease, we usually need to obtain a permit to build and operate the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal or no fee. Traditional bulletin and poster advertising copy is printed with computer generated graphics to form a single sheet of vinyl.  These advertisements are then transported to the site and wrapped around the face of the structure. Our billboard lease costs in 2021 and 2020 were $6,458,703 and $6,119,523, respectively.

Insurance Operations. UCS has specialized in providing surety bonds since 1989. UCS is an authorized insurance carrier rated A- (“Excellent”) by A.M. Best and is approved by the United States Department of the Treasury (570 Circular). UCS is currently licensed to conduct business in all 50 states and the District of Columbia. In addition to issuing traditional construction bonds for contractors and subcontractors, UCS offers a wide array of miscellaneous, license and permit bonds that protect consumers from the business activities of our customers or provide assurance to counterparties that our insureds will fulfill licensure requirements or faithfully remit monies owed.  We also operate ACS, SCS and Warnock, brokers with clients nationwide, and SSS, another surety insurance brokerage with clients concentrated in several Midwestern states.

We seek to reduce our risk by limiting policy amounts, following extensive underwriting processes, reviewing dashboards of critical metrics, and purchasing reinsurance coverage. Our underwriting process considers a number of factors, including the financial health of the customer, the customer’s operating history, the type of obligation, the geographic territory where the contract is being issued, the language of the bond and the subject contract, and, if appropriate, a customer’s pledge of collateral to reduce the risk in the event of a default. Historically, claims on surety bonds are limited by the extensive underwriting analysis undertaken before a risk is agreed to, forms of security provided upon the bond’s issuance, and by the legal ability to pursue the customer obtaining the surety bond for recovery of amounts paid due to a claim. A significant portion of our business in 2019 and 2020 was selling bonds securing rental payments due to landlords, primarily in the greater New York city area.  Due to the COVID-19 pandemic, we suspended issuing these surety bonds. A surety’s right of indemnification contrasts with property and casualty, or life insurance coverages, where no such recovery right exists. Unlike other insurance, surety insurance losses are commonly limited by the indemnity obligations of the insured, collateral provided by the insured at the time of issuance, or the insurance company’s contractual right to uncollected funds from construction projects on which it has issued a bond and steps in for the insured.

Broadband Services. We seek to capitalize on the growing demand for rural internet access and increased bandwidth capacity as the economy shifts towards increased consumer demand and telecommuting work arrangements. AireBeam and Utah Broadband operate in several underserved communities in Arizona and Utah that need higher speed and greater internet capacity. Our strategy is to grow our presence in the rural broadband business as we expect many more communities to demand increasingly more bandwidth to their homes and businesses than their current service offering can reliably provide. Within certain markets, we believe that fiber-to-the-home has the potential to be a long-lived asset that fits into our objective to invest in what we believe are durable businesses that have the potential to achieve favorable after-tax returns on invested capital. Recent studies suggest that a large proportion of homes in the United States have not connected to high-speed broadband services as their communities lack all-fiber connectivity. We believe that the combination of the rural broadband business models of FibAire and Utah Broadband we acquired together with our stronger balance sheet provides a competitive platform to bring fiber-to-the-home to additional communities in Arizona and Utah and other similarly situated communities in other states. We have already entered into contracts with home builders to bring fiber-to-the-home in large residential developments currently under construction and expect to expand this to additional developments in the future. We believe that the fiber-to-the-home market shares similar qualities with our billboard and surety insurance markets in providing a diversified customer base in markets which impose some obstacles to competitors. We also believe that many broadband systems are owned by a significant number of small operators which may be interested in being acquired, providing us the potential for continued future growth in the broadband internet provider market.

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

Employees

As of March 1, 2022, we had 256 employees, of which 90 were in billboard operations, 112 were in broadband operations, 49 were in insurance services and five were in administrative or corporate related activities. Of the 256 employees, four employees in broadband operations, two employees in insurance services, and one employee in administrative or corporate related activities were part time. The rest of our employees were full time. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

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

GIG and its subsidiaries and/or certain of our designated employees must be licensed to act as agents, brokers and intermediaries by state regulatory authorities in the locations in which we conduct business. Regulations and licensing laws vary by individual state location and are often complex. The applicable licensing laws and regulations in all states are subject to amendment or reinterpretation by regulatory authorities, and such authorities are vested in most cases with relatively broad discretion as to the granting, revocation, suspension and renewal of licenses. We endeavor to monitor the licensing of GIG, its subsidiaries and our employees, but the possibility exists that GIG and its subsidiaries and/or certain of our designated employees could be excluded or temporarily suspended from carrying on some or all of our activities or could otherwise be subjected to penalties by a particular jurisdiction.

Rate and Rule Approvals. GIG’s domestic insurance subsidiaries are subject to each state’s laws and regulations regarding rate, form, and rule approvals. The applicable laws and regulations generally establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to adjust rates and the relative timing of the process is dependent upon each state’s requirements. Many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department.

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

We have raised over $410 million in net proceeds through underwritten public offerings conducted in 2017, 2019, 2020 and 2021, our 2018 Private Placement, and through at the market offerings conducted between 2018 and 2021.

Borrowing of money. On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by Boston Omaha or any of our non-billboard businesses.

Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule with principal payments commencing on January 1, 2022. The Term Loan is payable in full on December 6, 2028. During the first three years of the Term Loan, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 3.0% and 0.5%. After three years, there is no prepayment penalty. The Term Loan has a fixed interest rate of 4.00% per annum.

The revolving line of credit loan facility has a $5 million maximum availability. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2023.

Long-term debt included within our consolidated balance sheet as of December 31, 2021 consists of Link’s Term Loan borrowings of $30,000,000, of which $1,490,427 is classified as current. There were no amounts outstanding related to the revolving line of credit as of December 31, 2021.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ended December 31, 2023 and thereafter of not greater than 3.00 to 1.00. A minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of December 31, 2021.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate.

As of December 31, 2021, we had approximately $73 million in unrestricted cash and $88 million in short-term treasury securities. We also expect to continue to sell additional shares of our Class A common stock in the “at the market” offering if we deem the pricing attractive relative to our potential uses of capital. We currently expect that our current cash will be sufficient to fund existing operations for at least the next 12 months. Depending on the amount of significant acquisitions and investments we make, we may need to raise additional financing to make additional acquisitions and/or investments and expect to file a new shelf registration statement.

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

We have incurred losses from operations in each year since our formation in 2009. Our net loss from operations for the fiscal years ended December 31, 2021 and 2020 was $23.8 million and $5.0 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

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

Some members of our executive management team have limited experience in the day-to-day operations of the industries in which our businesses operate.

Some members of our executive management team have been involved in the day-to-day operation of companies in the outdoor billboard and insurance industries for only six to seven years and in the fiber to the home business for only one to two years. In addition, we may have limited or no operational experience in other industries and markets which we may choose to enter. Our management team relies on the knowledge and talent of the employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us.  An inability to efficiently operate our businesses would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We annually test goodwill for impairment and did so as of October 1, 2021. Based on our review at October 1, 2021, no impairment charge was required. We continue to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For example, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350, Goodwill and Other Intangible Assets and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s financial condition and results of operations.

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

Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock. Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, not be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

We may also raise additional capital pursuant to future shelf registration statements or additional public or private placements based on our capital needs. If we sell shares or other equity securities in one or more other transactions, or issue stock or stock options pursuant to any future employee equity incentive plan, investors may be materially diluted by such subsequent issuances.

We are currently subject to an agreement prohibiting us from reselling the Class A common stock we hold in Sky Harbour Group Corporation until certain conditions are met and may continue to be limited in the number of these shares we can resell after the expiration of the applicable lock-up period.

In 2020, we acted as the sponsor for the initial public offering of Yellowstone, a SPAC. We purchased Yellowstone Class B common stock and private placement warrants at a cost of approximately $7.8 million. On August 1, 2021, Yellowstone entered into an equity purchase agreement with Sky Harbour LLC by which Sky Harbour LLC unitholders would acquire a majority interest in the combined businesses following the completion of a business combination. As part of the equity purchase agreement, and immediately prior to the completion by Sky Harbour LLC of a private activity bond financing raising $160 million in proceeds in September 2021, we purchased Class B Preferred Units in Sky Harbour LLC for a purchase price of $55 million, which Class B Preferred Units converted to 5,500,000 shares of Sky Harbour Group Corporation (“Sky”) Class A common stock upon the closing of the Sky business combination on January 25, 2022. Also, upon the closing of the Sky business combination in January 2022, we purchased an additional 4,500,000 shares of Sky Class A common stock for a purchase price of $45 million. Upon the closing of the Sky business combination, our Class B common stock converted to Class A common stock of Sky and our private placement warrants are now exercisable to purchase 7,719,779 shares of Class A common stock of Sky (the “Sky Warrants”). Each Sky Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment, with each Sky Warrant being exercisable commencing on the date Sky registers the shares underlying these warrants with Sky being required to use its reasonable best efforts to have such registration statement declared effective by April 9, 2022. Our Sky Class A common stock (other than the 4,500,000 shares of Class A common stock purchased on January 25, 2022 and the Sky Warrants and the shares underlying the Sky Warrants) remain subject to a lockup, which we refer to as the "Sky Lockup Period," for a period of at least the first to occur of (A) January 25, 2023, (B) if the last sale price of SHG Corporation’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after January 25, 2022, or (C) the date on which Sky completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Sky stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.  Subsequent to the closing of the Sky business combination, we are distributing 75,000 shares of Sky Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Class A common stock to an investor in the Yellowstone IPO.

To date, we have invested a total of $107.8 million in Sky. In addition to the lock-up restrictions described above, our ownership of Sky Class A common stock and Sky Warrants are currently unregistered. Under the terms of various registration rights agreements with Sky, Sky is required to use its reasonable best efforts to register the Sky Class A common stock and the Sky Warrants we acquired upon the termination of the Sky Lockup Period. Depending upon a number of factors, we could be deemed to be an affiliate of Sky for purposes of Rule 144, and our ability to liquidate all or a portion of our holdings in Sky, if we are deemed to be an affiliate and in the absence of an effective registration statement for our shares, would be subject to the volume trading limitations contained in Rule 144, which generally limits our ability to sell shares in any one quarter to the greater of 1% of the issued and outstanding shares of Class A common stock or the average weekly trading volume of such shares over the four weeks preceding the date of the sale.

Our investments in publicly traded securities involve a substantial degree of risk.

In addition to our investments in privately-held companies and our investment in the Class A common stock and warrants we hold in Sky and the Class A common stock we hold in DFH, we may purchase publicly traded common stock and other equity securities, including warrants and corporate bonds. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also generally experienced significantly more volatility in those returns. The publicly traded securities we acquire may fail to appreciate and may decline in value or become worthless. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities and corporate bonds involve special risks, such as the risk of deferred distributions, credit risk, illiquidity, changes in value based upon interest rates changes and other macroeconomic factors and limited voting rights. At December 31, 2021, we held approximately $71 million in investments in publicly traded securities. On January 25, 2021, DFH completed its initial public offering and our $10 million investment in DFH common units was converted into 4,681,099 shares of Class A common stock of DFH and one of our subsidiaries purchased an additional 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering. At March 25, 2022, our total remaining investment in DFH, based on its closing price on such date, was valued at over $37 million, excluding the $51 million in proceeds we have already realized from the prior sale of a portion of our DFH Class A common stock. At March 25, 2022, our total investment in Sky Class A common stock, based on its closing price on such date, was valued at over $310 million and our total investment in Sky warrants, based on their closing price on such date, was valued at over $15 million. Any decrease in the value of DFH common stock before we can liquidate our holdings in DFH could materially adversely impact our operating results and our stockholders’ equity and any decrease in the value of Sky Class A common stock and Sky warrants before we can liquidate our holdings in Sky could materially adversely impact our operating results and our stockholders’ equity. Under generally accepted accounting principles, we may be required to reflect the value of our securities in publicly-traded companies at their current market value as of the end of each fiscal quarter. As a result, this mark-to-market accounting can change values for these types of securities on our balance sheet as market conditions change. Mark-to-market accounting can become volatile if market prices fluctuate greatly and changes in the fair value of investments could significantly impact our reported results.

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

Link, which operates our billboard businesses, entered into a credit agreement in August 2019 with a commercial bank which provides Link and its subsidiaries the opportunity to borrow through a combination of long-term debt and a line of credit. Link's current borrowings under the bank credit facility as of December 31, 2021 totaled $30,000,000, all of which represents a term loan. In addition, Link may incur additional indebtedness in the future. Accordingly, Link is subject to the risks associated with significant indebtedness, including:

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

Advances under Link's $5 million revolving line of credit bear interest at a variable rate. Although we have not currently borrowed any sums under this line of credit, and this line of credit is currently set to expire in August 2023, we may incur indebtedness under this line of credit in the future. Also, we may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipate based upon historical trends would adversely affect our cash flows and we may not be able to hedge such exposure effectively, if at all.

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

Insurance Operations. Our insurance business operates in an environment that is highly competitive and very fragmented. We will likely compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our surety business. Further, new competitors may regularly enter the market. In 2019 and 2020, we derived a substantial portion of our surety insurance revenues from the sale of apartment and commercial lease rental guarantee bonds. We have suspended issuing these bonds due to the current rental environment and other companies may seek to enter that market. In addition to UCS, we also operate several surety insurance brokerage firms, and the surety insurance brokerage industry has relatively low barriers to entry. We may experience significant competition and our competitors may have greater financial, marketing and human resources than us.

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

Our results of operations are sensitive to changes in overall economic conditions that impact consumer and commercial spending, including discretionary spending and the financial impact to consumers and businesses from the COVID-19 pandemic and inflation. Future economic conditions such as employment levels, business conditions, interest rates and tax rates could reduce our revenues. A general reduction in the level of business activity could adversely affect our financial condition and/or results of operations. For example, in particular, adverse economic conditions, either regionally or nationally, may result in reduced advertising expenditures that could adversely affect our billboard segment of operations. Adverse economic conditions may result in fewer surety transactions and adversely affect our insurance segment of operations. Adverse economic conditions may also affect our investments in homebuilding, auto lending, and commercial real estate management and services.

The outbreak of the novel coronavirus, or COVID-19, has impacted and may materially adversely impact and cause disruption to, and any future outbreak of any other highly infectious or contagious diseases may materially adversely impact and cause disruption to, our business, financial performance and condition, operating results and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

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

●

We suspended issuance of certain surety bonds, particularly bonds guaranteeing rental payments by both consumers and private businesses, which significantly reduced our revenues at UCS as revenues from our rental guarantee bond program accounted for approximately $5.5 million of UCS revenues in fiscal 2020 and approximately $0.6 million in fiscal 2021. As a result, we increased our loss reserves in our UCS business from approximately $1.2 million at December 31, 2019 to $2.5 million at December 31, 2020, which impacted our fiscal 2020 results. At December 31, 2021, our loss reserves in our UCS business were $1.4 million as many of our rental bond guarantee contracts expired without any claims.

●

The market value of our investments in publicly held securities, which was approximately $71 million at December 31, 2021 and over $376 million at March 25, 2022, reflecting primarily our equity stakes in DFH at December 31, 2021 and both DFH and Sky at March 25, 2022, could drop significantly;

●

Revenues and operating income of our minority ownership investments in commercial real estate services and consumer auto loan businesses may drop due to the impact of any future pandemic on these businesses, resulting in a decrease in the value of our investments in these companies;

●	Certain accounts receivable in our business may be more difficult to collect during any future pandemic if businesses and consumers are unable to pay sums due to us;

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

The outbreak of COVID-19 may have materially negatively impacted and may continue to materially negatively impact certain portions of our business, financial performance and condition, operating results and cash flows. However, the significance, extent and duration of such impact remains dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted.

The rapid development and fluidity of this situation over the past two years precludes any prediction as to the ultimate adverse impact of COVID-19 in the future. As a result, while the impact of COVID-19 to this date has not materially adversely affected our business as a whole, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or certain business units. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

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

Risks associated with foreign sourcing, supply interruption, delays in raw material or component delivery, inflation, and supply shortages may adversely affect the availability of products needed to conduct our business and profitability.

We source certain of our materials and components from suppliers outside the U.S., and from suppliers within the U.S. who engage in foreign sourcing. Long lead times or supply interruptions associated with a global supply base may reduce our flexibility and make it more difficult to respond promptly to fluctuations in demand or respond quickly to product quality problems. Changes in exchange rates between the U.S. dollar and other currencies and fluctuations in the price of raw materials and components have impacted and may continue to impact the manufacturing costs of our products and affect our profitability. Protective tariffs, unpredictable changes in duty rates, and changes in trade policies, agreements, relations and regulations have made and may continue to make certain foreign-sourced parts no longer competitively priced. Long supply chains may be disrupted by environmental events, public health crises (such as the ongoing COVID-19 pandemic), political or other factors. Raw materials may become limited in availability from certain regions. Port labor issues may delay shipments. We source a large volume and a variety of electronic components for our broadband business, which exposes us to an increased risk of counterfeit components entering our supply chain. If counterfeit components unknowingly become part of our products, we may need to stop delivery and rework our products. We may be subject to warranty claims and may need to recall products. Shortages, delivery delays and price inflation in a wide variety of raw materials and components (including but not limited to electronic components and billboard materials) and labor and other costs and logistical challenges (including but not limited to increased freight costs, shipping container shortages, trucking shortages, ocean, railway and air freight capacity constraints, labor shortages and port delays) may adversely affect the availability of products needed to conduct our business and profitability.

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

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities that collectively own 28.0% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. As of December 31, 2021, we had minority investments totaling $701,270 in Logic, $16,452 in 24th Street Holding Co., $2,956,991 in 24th Street Fund I, and $2,984,994 in 24th Street Fund II. Brendan J. Keating, who is one of our directors, is the Manager of both Logic and 24th Street Holding Co. In addition, Alex B. Rozek is a director of Sky.

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

In addition, as part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers, consumers and employees, and the success of our operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. We may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on our part or our vendors to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those of our vendors) and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in our incurring potentially substantial costs. Such events could also result in the deterioration of confidence in us by employees, consumers and customers and cause other competitive disadvantages. In addition, a security or data privacy breach could require us to expend significant additional resources to enhance our information security systems and could result in a disruption to our operations. Furthermore, third parties, such as our suppliers and retail consumers, may also rely on information technology and be subject to such cybersecurity breaches. These breaches may negatively impact their businesses, which could in turn disrupt our supply chain and/or our business operations. Due to the potential significant costs, business disruption and reputational damage that typically accompany a cyberattack or cybersecurity breach, any such event could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

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

Insurance Operations. We are subject to maintaining compliance within the highly regulated insurance industry as we continue our pursuit of opportunities in that market, including the maintenance of certain levels of operating capital and reserves. Generally, the extensive regulations are designed to benefit or protect policyholders, rather than our investors, or to reduce systemic financial risk. Failure to comply with these regulations could lead to disciplinary action, the imposition of penalties and the revocation of our authorization to operate in the insurance industry. Changes to the regulatory environment in the insurance industry may cause us to adjust our views or practices regarding regulatory risk management and necessitate changes to our operations that may limit our growth or have an adverse impact on our business.

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

Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders will likely depend in significant part on dividends and other distributions from our subsidiaries, including our insurance subsidiary, UCS. State insurance laws, including the laws of Nebraska, restrict the ability of UCS to declare stockholder dividends and bond rating agencies may also limit our ability to declare dividends if they were to seek to lower our bond rating due to lack of capital. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Consequently, dividend distribution is limited by Nebraska law. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by our insurance subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect. UCS may only declare and pay dividends to us after all of UCS’s obligations and regulatory requirements with the Nebraska Department of Insurance have been satisfied.

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

We have expanded our insurance operations nationwide and seek to continue to grow our revenue, which may create additional burdens on our UCS personnel as we manage potentially significantly larger operations. As a result, we anticipate we will likely need to hire additional personnel to assist the current management team in our expanded surety insurance operations, and we may not be successful in identifying and hiring qualified personnel on a timely basis, if at all.

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

The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting of claims, and the impact of inflation on the cost of services and materials.

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

These and other factors could result in a downgrade of our financial strength rating.  A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

●	causing our current and future brokers and insureds to choose other, more highly-rated competitors;

●	increasing the cost or reducing the availability of reinsurance to us;

●	severely limiting or preventing us from writing new insurance contracts; or

●	giving any future potential lenders the right to accelerate or call any future debt we may incur.

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

We lack operational control over certain companies in which we invest and may lack operational control over companies in which we may invest in the future.

We have made, and may continue to make, certain strategic investments in various businesses without acquiring all or a majority ownership stake in those businesses. To the extent that such investments represent a minority or passive stake in any business, we may have little to no participation, input or control over the management, policies, and operations of such business. Further, we may lack sufficient ownership of voting securities to impact, without the vote of additional equity holders, any matters submitted to stockholders or members of such business for a vote. We currently lack operational control over our two largest investments in Sky and DFH and in our investments in Crescent, 24th Street Holding and Logic.

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

Federal securities laws require us to report on our internal controls over financial reporting, and our business and financial results could be adversely affected if we, or our independent registered public accounting firm, determine that these controls are not effective. If we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to accurately report our financial performance on a timely basis, we may be otherwise unable to comply with the periodic reporting requirements of the SEC and the listing of our Class A common stock on the NYSE could be suspended or terminated, each of which could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace, and the trading price of our Class A common stock. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our committees and as executive officers.

In 2021, we identified a material weakness in our internal control over financial reporting in connection with our accounting for certain complex features associated with our prior ownership in Yellowstone, a special purpose acquisition company. Although this material weakness was subsequently remediated, any future material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Despite our remediation of this material weakness in 2021, any failure in the future to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, this could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Risks Related to Ownership of our Common Stock

Investors should not rely on the accuracy of forward-looking statements made by us.

To the extent that we or any of our officers were to provide any forward-looking statements, investors must recognize that any such forward-looking statements are based upon assumptions and estimates. We cannot make any representations as to the accuracy and reasonableness of such assumptions or the forward-looking statements based thereon. The validity and accuracy of those forward-looking statements will depend in large part on future events that we cannot foresee and may or may not prove to be correct. Consequently, there can be no assurance that our actual operating results will correspond to any of the forward-looking statements. Accordingly, an investment in our common stock should not be made in reliance on forward-looking statements prepared or provided by us.

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

●	our ability to effectively manage our growth;

●	our quarterly or annual earnings or those of other companies in the industries in which we participate;

●	actual or anticipated changes in estimates to or projections of financial results, development timelines or recommendations by securities analysts;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	the public’s potential adverse reaction to our intention not to publish any guidance with respect to future earnings;

●	the public’s reaction to our press releases, other public announcements or our competitors’ businesses;

●	market conditions in the billboard, insurance, broadband, real estate and other sectors in which we may operate as well as general economic conditions;

●	our ability or inability to raise additional capital through the issuance of equity or debt or other arrangements and the terms on which we raise it;

●	trading volume of our Class A common stock;

●	the resale of Class A Common Stock held by our affiliates;

●	changes in accounting standards, policies, guidance or principles;

●	significant lawsuits, including stockholder litigation;

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

Our Class A common stock began trading on the NASDAQ Capital Market on June 16, 2017 and on the New York Stock Exchange on January 14, 2022. There is a risk that an active trading market for our shares may not be maintained. If an active market for our Class A common stock is not maintained, it may be difficult for you to sell your shares without depressing the market price for the shares or at all. The lack of an active market may also impair your ability to sell your shares at a time you wish to sell them or at a price that you consider reasonable and it may reduce the market value of your shares. An inactive trading market may also impair our ability to raise capital, to continue to fund operations by selling shares, and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We will continue to incur increased costs as a result of operating as a public company in the United States.

As a public company in the United States, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses, including costs associated with U.S. public company reporting requirements. We will also incur costs associated with NYSE listing requirements, the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by U.S. public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations would increase our legal and financial compliance costs and make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If a substantial number of shares of our Class A common stock become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price. As of March 25, 2022, we have 28,642,801 shares of Class A common stock outstanding of which 6,989,253 shares are held by a fund managed by Magnolia and 496,429 shares of Class A common stock are held by a fund managed by Boulderado.

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

Sales of our Class A common stock under Rule 144 could reduce the price of our Class A common stock and certain of our stockholders have registered a total of 9,698,705 shares of our Class A common stock.

As of March 25, 2022, 8,324,979 shares of our Class A common stock are “restricted securities” or “controlled securities” within the meaning of Rule 144 under the Securities Act, of which 6,437,768 shares are held by Magnolia BOC I. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. A sale under Rule 144 or under any exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our Class A common stock. Pursuant to the exercise of rights under a registration rights agreement, in September 2021, the Company registered a total of 9,698,705 shares of Class A common stock, including 6,437,768 shares of Class A common stock owned by Magnolia BOC I and beneficially owned by entities associated with the Massachusetts Institute of Technology and the remaining 3,260,937 shares owned directly by certain entities affiliated with the Massachusetts Institute of Technology and also grants them the right to participate in future registrations of securities by us, subject to certain conditions. These registration rights continue until the earlier of March 31, 2033 or the date when an investor may resell the shares of our Class A common stock under Rule 144 as of the date when all registrable securities held by and issued to such investor may be sold under Rule 144 under the Securities Act during any 90 day period.

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

Entities managed by Magnolia and Boulderado currently effectively control all voting matters brought before our stockholders.

Currently, MCF and BP collectively own all of our Class B common stock and entities managed by Magnolia and Boulderado own 26.5% of our Class A common stock, resulting in their holding 47.7% of the aggregate voting power of the company.  As a result, Mr. Peterson and entities managed by Magnolia together control 33.1% of the aggregate voting power, and Mr. Rozek and entities managed by Boulderado together control 15.6% of the aggregate voting power. Moreover, it is possible that entities managed by Boulderado and Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia and Boulderado will likely continue to control virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

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

MCF and BP, the holders of record of the shares of Class B common stock, exclusively and as a separate class, are entitled to elect two directors to our Board of Directors, which we refer to as the “Class B Directors,” which number of Class B Directors may be reduced pursuant to the terms and conditions of the Amended and Restated Voting and First Refusal Agreement between MCF and BP entered into on June 19, 2015, which we refer to as the “Amended and Restated Voting and First Refusal Agreement.” Any Class B Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class B common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders.

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

As of March 25, 2022, we had 10,196,083 shares of Class A common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, subject to applicable laws and NYSE rules, whether in connection with acquisitions, financings or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price and antidilution protection, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Class A common stock could be depressed to some extent by the existence of the preferred stock. As of March 25, 2022, no shares of preferred stock have been issued.

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

As of December 31, 2021, we had NOLs of approximately $25.4 million. We continue to assess the impact of the 2018 private placement, our “at the market” offerings, our 2020 public offering, our 2021 public offering and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and, if so, the limitations on our ability to utilize NOLs. Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may be also at risk of limitation in the event of a future ownership change.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters is located in Omaha, Nebraska.  As of December 31, 2021, we maintained offices in various locations in the United States with leases expiring between 2022 and 2033. In connection with the acquisition of various billboard sites, we own a small percentage of these sites and in most instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained. We also own several parcels in Arizona used by our broadband business for storage of equipment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Since January 14, 2022, our Class A common stock publicly trades on the New York Stock Exchange and currently trades under the trading symbol “BOC”.  From June 16, 2017 through January 13, 2022, our Class A common stock traded on the NASDAQ Capital Market. Prior to this time, our Class A common stock traded on the OTCQX with limited trading volume. Currently, there is no public trading market for our Class B common stock.

As of March 25, 2022, the closing price per share of our common stock was $28.65, as reported by the NYSE.

Holders of Our Common Stock

As of March 25, 2022, there were approximately 78 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.  As of March 25, 2022, there were 28,642,801 shares of Class A common stock outstanding. As of March 25, 2022, we also had 1,055,560 shares of Class B common stock held entirely by MCF and BP, as well as warrants held by MCF to purchase up to an additional 52,778 shares of our Class B common stock, warrants held by BP to purchase up to 51,994 shares of our Class B common stock, and warrants held by an unaffiliated investor to purchase up to 784 shares of our Class A common stock, each at exercise prices ranging from $8.00 to $10.00 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, opportunity set for retained capital, and other considerations that our Board of Directors deems relevant. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UCS insurance operations. In addition, Link’s loan credit facility limits its ability to issue cash dividends to us during any period in which it is in default of any loan covenant. Our Board of Directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.

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

Recent Sales of Unregistered Securities

On March 18, 2020, we announced the authorization of a share repurchase program which allowed us to repurchase up to $20 million of our Class A common stock. We did not repurchase any shares under this program prior to its expiration in 2021. Due to continuing market volatility and geopolitical and economic uncertainty, we intend to reinstate a $30 million share repurchase plan in the immediate future. We cannot predict when or if we will repurchase any shares of Class A common stock as the determination whether to effect any share repurchases will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities.

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

Overview

We are currently engaged in outdoor billboard advertising, surety insurance and related brokerage businesses, and broadband services businesses. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and Sky Harbour Group Inc., a developer and operator of airplane hangars for general aviation.

Billboards. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made additional billboard acquisitions on a smaller scale since that date, including our acquisition of approximately 900 billboards in 2021. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2021, we operate approximately 3,900 billboards with approximately 7,400 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire and provide these services to over 8,000 customers located in Arizona. In December 2020, we acquired substantially all of the business assets of UBB and provide broadband services to over 10,000 subscribers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC (“FFH”), which partners with builders, developers and build-to-rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. We hope to continue to expand in Arizona, Utah, and other locales.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Co., both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of 24th Street Holding Co. and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas, and northern Virginia. In addition to its homebuilding operations, DFH’s subsidiaries provide mortgage loan origination and title insurance services to homebuyers. In May 2019, we invested, through one of our subsidiaries, an additional $12 million in DFH through the purchase of preferred units with a mandatory preferred return of 14%. These preferred units were subsequently redeemed by DFH in 2020. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and implemented an internal reorganization (the “Merger”) pursuant to which Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the Merger, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Prior to its initial public offering, we loaned DFH $20 million to assist it in financing an acquisition which was consummated prior to its initial public offering. This loan was repaid in full with interest in early 2021. Since DFH’s initial public offering through December 31, 2021, we have sold 1,933,062 shares of DFH Class A common stock for gross proceeds of approximately $34.9 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. Our investment represents 14.99% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

In October 2020, we acted as the sponsor for the initial public offering of Yellowstone, a SPAC. We purchased Yellowstone Class B common stock and private placement warrants at a cost of approximately $7.8 million. On August 1, 2021, Yellowstone entered into an equity purchase agreement with Sky Harbour LLC by which Sky Harbour LLC unitholders would acquire a majority interest in the combined businesses following the completion of a business combination. As part of the equity purchase agreement, and immediately prior to the completion by Sky Harbour LLC of a private activity bond financing raising $160 million in proceeds in September 2021, we purchased Class B Preferred Units in Sky Harbour LLC for a purchase price of $55 million, which Class B Preferred Units converted to 5,500,000 shares of Sky Harbour Group Corporation (“Sky” Class A common stock upon the closing of the Sky business combination on January 25, 2022. Also, upon the closing of the Sky business combination in January 2022, we purchased an additional 4,500,000 shares of Sky Class A common stock for a purchase price of $45 million. Upon the closing of the Sky business combination, our Class B common stock converted to Class A common stock of Sky and our private placement warrants are now exercisable to purchase 7,719,779 shares of Class A common stock of Sky (the “Sky Warrants”). Each Sky Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment, with each Sky Warrant being exercisable commencing February 24, 2022. Our Sky Class A common stock (other than the 4,500,000 shares of Class A common stock purchased on January 25, 2022 and the Sky Warrants) remain subject to a lockup for a period of at least the first to occur of (A) January 25, 2023, (B) if the last sale price of SHG Corporation’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after January 25, 2022, or (C) the date on which Sky completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Sky stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Subsequent to the closing of the Sky business combination, we are completing the distribution of 75,000 shares of Sky Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Class A common stock to an investor in the Yellowstone IPO.

●

To date, we have invested a total of $107.8 million in Sky.  Our ownership of Sky Class A common stock and Sky Warrants are currently unregistered although these shares may be registered in the future based upon certain registration rights agreements we have in place with Sky.  In addition to the lock-up restrictions described above, it is possible that, based upon a number of factors, we could be deemed an affiliate of Sky and absent the registration of our Class A common stock and warrants, our ability to liquidate all or a portion of our holdings in Sky could be subject to the volume trading limitations contained in Rule 144, which generally limits the ability to sell shares in any one quarter to the greater of 1% of the issued and outstanding shares of Class A common stock or the average weekly trading volume of such shares over the four weeks preceding the date of the sale.

●

We recently established a subsidiary within Boston Omaha Asset Management, LLC (“BOAM”) to operate a proposed build for rent business in which we would develop and own single family detached and/or townhomes for long term rental. We have recently bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We are currently providing 100% of the financing for the initial stages of these projects but may consider a range of financing options in the future, such as raising third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital. In addition to developing and managing these properties, we would also expect to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments.

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

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and SHG provides the opportunity for each company to significantly grow its business.  We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our Fiber to the Home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following is a comparison of our results of operations for the year ended December 31, 2021, which we refer to as “fiscal 2021,” compared to the year ended December 31, 2020 which we refer to as “fiscal 2020.”

Revenues.  For fiscal 2021 and fiscal 2020, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2021		2020		2021 vs 2020
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$31,499,235	55.3%	$28,260,964	61.8%	$3,238,271
Broadband services	15,234,266	26.7%	3,836,537	8.4%	11,397,729
Premiums earned	7,686,400	13.5%	11,723,886	25.6%	(4,037,486)
Insurance commissions	2,212,849	3.9%	1,494,379	3.3%	718,470
Investment and other income	339,061	0.6%	427,697	0.9%	(88,636)
Total Revenues	$56,971,811	100.0%	$45,743,463	100.0%	$11,228,348

We realized total revenues of $56,971,811 during fiscal 2021, an increase of 24.5% over revenues of $45,743,463 during fiscal 2020. The increase in total revenues was largely driven by our acquisition of FibAire in March 2020, our acquisition of UBB in December 2020, and growth within our billboard business after being negatively impacted from the COVID-19 pandemic during fiscal 2020. These increases in revenue were partially offset by lower revenue within our UCS insurance subsidiary, mainly due to the suspension of its rental guarantee bond program. Due to the disruption in this market, in the second quarter of 2020, we suspended issuing new rental guarantee bonds, which could reduce future revenues at UCS. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Net billboard rentals increased by 11.5% in fiscal 2021, when compared to fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas Outdoor Advertising, Inc. ("Thomas") in January 2021 accounted for approximately 3.4% of our billboard revenues in in fiscal 2021.

●	Revenue from broadband services in fiscal 2021 was $15,234,266, up from $3,836,537 in fiscal 2020, mainly reflecting the FibAire acquisition in March 2020 and the UBB acquisition in December 2020.

●

Premiums earned from our UCS insurance subsidiary decreased 34.4% in fiscal 2021 when compared to fiscal 2020. The decrease in premiums earned was primarily due to the suspension of issuing new bonds under the rental guarantee bond program.

●	Revenue from insurance commissions generated by our surety brokerage operations increased by 48.1% in fiscal 2021 when compared to fiscal 2020, mainly reflecting the ACS acquisition in April 2021.

●	Investment and other income at UCS decreased from $427,697 in fiscal 2020 to $339,061 in fiscal 2021.

Expenses.  For fiscal 2021 and fiscal 2020, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2021		2020		2021 vs 2020
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$12,094,834	21.2%	$11,272,349	24.7%	$822,485
Cost of broadband revenues	3,313,760	5.8%	546,106	1.2%	2,767,654
Cost of insurance revenues	3,182,497	5.6%	6,690,203	14.6%	(3,507,706)
Employee costs	34,245,526	60.1%	13,041,388	28.5%	21,204,138
Professional fees	7,703,901	13.5%	4,186,841	9.2%	3,517,060
General and administrative	9,756,257	17.1%	6,969,521	15.2%	2,786,736
Amortization	4,549,608	8.0%	3,987,003	8.7%	562,605
Depreciation	5,579,026	9.8%	3,704,700	8.1%	1,874,326
Loss on disposition of assets	178,911	0.3%	199,555	0.4%	(20,644)
Accretion	134,360	0.3%	140,704	0.3%	(6,344)
Total Costs and Expenses	$80,738,680	141.7%	$50,738,370	110.9%	$30,000,310

During fiscal 2021, we had total costs and expenses of $80,738,680, as compared to total costs and expenses of $50,738,370 in fiscal 2020. Total costs and expenses as a percentage of revenues increased from 110.9% in fiscal 2020 to 141.7% in fiscal 2021, mainly due to bonuses totaling $7,500,000 to each of our co-Chief Executive Officers under our Management Incentive Bonus Plan and other bonuses totaling $650,000 payable to our Chief Financial Officer and a higher level of professional fees and general and administrative expenses associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha’s $55 million Sky Series B Preferred Units investment. Excluding the above bonus payments and costs associated with Yellowstone, our total costs and expenses as a percentage of revenues would have been 108.7% in fiscal 2021. In fiscal 2021, cost of billboard revenues and cost of insurance revenues decreased as a percentage of total revenues as compared to fiscal 2020. Cost of broadband revenues, employee costs, depreciation and general and administrative expenses increased as a percentage of total revenues mainly due to the FibAire acquisition in March 2020, the UBB acquisition in December 2020, and the consolidation of Yellowstone. Amortization, loss on disposition of assets and accretion, primarily associated with our billboard and broadband services businesses, remained relatively constant as a percentage of total revenues.

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 39.9% in fiscal 2020 to 38.4% in fiscal 2021. The decrease was mainly related to lower ground rent expense as a percentage of billboard revenues.

●

During fiscal 2021, cost of insurance revenues decreased by $3,507,706, or 52.4%, from fiscal 2020. The decrease was driven by lower commissions paid due to decreased revenues within UCS from both third-party agents and the sale of certain rental guarantee bonds as well as a decrease in loss reserves at UCS related to its rental guarantee bond program.

●

Employee costs in fiscal 2021 increased $21,204,138 from fiscal 2020. The increase was mainly driven by the bonus payments under our Management Incentive Bonus Plan, the FibAire acquisition in March 2020, the UBB acquisition in December 2020, and the ACS acquisition in April 2021. The Management Incentive Bonus Plan provides for bonus payments to our senior management based upon increases in book value other than through the issuance of our stock and reflects the $93,163,697 in investment income we recognized in fiscal 2021.

●

Professional fees in fiscal 2021 were $7,703,901, or 13.5% of total revenues, as compared to $4,186,841, or 9.2% of total revenues, in fiscal 2020. The increase was mainly driven by professional fees associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha’s $55 million Sky Series B Preferred Units investment and the preparation of proxy materials and closing documents for the Sky business combination.

●

General and administrative expenses increased from $6,969,521 in fiscal 2020 to $9,756,257 in fiscal 2021, an increase of 40.0%. The increase was mainly driven by the FibAire acquisition in March 2020, the UBB acquisition in December 2020, the consolidation of Yellowstone, and an increase in other corporate related expenses.

●

Non-cash expenses in fiscal 2021 included $5,579,026 in depreciation expense, $4,549,608 in amortization expense, and $134,360 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation and amortization expense was mainly driven by the addition of our broadband services business.

●

We continue to assess the impact that inflation has had and may have in the near future on our costs of operations and our ability to mitigate these increased costs through price increases passed on to our customers.

Net Loss from Operations. Net loss from operations in fiscal 2021 was $23,766,869, or 41.7% of total revenues, as compared to a net loss from operations of $4,994,907, or 10.9% of total revenues, in fiscal 2020. The increase in net loss from operations in dollars was primarily due to the management bonus payments, costs associated with Yellowstone entering into a business combination agreement with SHG as well as Boston Omaha’s $55 million Sky Series B Preferred Units investment, decreased revenue within our insurance operations, an increase in other corporate related expenses which were partially offset by improved operations within our billboard business and the addition of our broadband services operations. Our net loss from operations included $10,262,994 from non-cash amortization, depreciation and accretion expenses in fiscal 2021, as compared to $7,832,407 in fiscal 2020.

Other Income (Expense). In fiscal 2021, we had net other income of $96,940,657. Net other income included $93,163,697 in other investment income related to public equity securities mainly held by Boston Omaha, $2,854,407 related to the remeasurement of Yellowstone’s public warrants, $878,921 in equity in income of unconsolidated affiliates, interest income of $676,618 primarily derived from our short-term loan to DFH, and $323,064 in dividend income mainly from public equity securities held by Boston Omaha. These items were partially offset by interest expense of $956,050 mainly incurred under Link’s term loans. During fiscal 2020, we had net other income of $2,566,655, which included $4,685,725 in other investment losses related to public equity securities mainly held by Boston Omaha, $5,575,571 in equity in income of unconsolidated affiliates, $1,661,680 in interest income, $1,074,539 in dividend income, $217,582 of expense related to the remeasurement of the warrant liability, and interest expense of $841,828 mainly incurred under Link’s term loans.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $52,748,177 in fiscal 2021, or income per share of $1.82, based on 29,046,514 diluted weighted average shares outstanding, primarily as a result of realized and unrealized gains related to our ownership in DFH. This is compared to a net loss attributable to common stockholders of $49,089 in fiscal 2020, or a loss per share of $0.00, based on 25,675,820 weighted average shares outstanding.

The following tables report results for the three segments in which we operate, billboards, insurance and broadband, for fiscal 2021 and fiscal 2020:

Results of Billboard Operations

	For the Years Ended December 31,
	2021		2020
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$31,499,235	100.0%	$28,260,964	100.0%
Cost of Revenues
Ground rents	6,458,703	20.5%	6,119,523	21.7%
Utilities	1,258,236	4.0%	1,220,543	4.3%
Commissions paid	3,005,012	9.5%	2,715,850	9.6%
Other costs of revenues	1,372,883	4.4%	1,216,433	4.3%
Total cost of revenues	12,094,834	38.4%	11,272,349	39.9%
Gross margin	19,404,401	61.6%	16,988,615	60.1%
Other Operating Expenses
Employee costs	5,838,942	18.5%	5,775,915	20.4%
Professional fees	670,897	2.1%	648,889	2.3%
General and administrative	2,840,673	9.0%	3,047,168	10.8%
Amortization	3,428,811	10.9%	3,291,245	11.7%
Depreciation	3,584,767	11.4%	3,344,960	11.8%
Accretion	120,589	0.4%	138,982	0.5%
Loss on disposition of assets	175,254	0.6%	133,914	0.5%
Total expenses	16,659,933	52.9%	16,381,073	58.0%
Segment Income from Operations	2,744,468	8.7%	607,542	2.1%
Interest expense, net	(927,437)	(2.9%)	(833,980)	(2.9%)
Net Income (Loss) Attributable to Common Stockholders	$1,817,031	5.8%	$(226,438)	(0.8%)

Comparison of Fiscal 2021 to Fiscal 2020. In fiscal 2021, net billboard revenues increased by 11.5% from fiscal 2020, reflecting an improvement in rental and occupancy rates across a number of our markets after being negatively impacted by the COVID-19 pandemic in 2020. In addition, the acquisition of billboards from Thomas in January 2021 accounted for approximately 3.4% of our billboard revenues in fiscal 2021. The key factors affecting our billboard operations results during fiscal 2021 were as follows:

●	Ground rent expense as a percentage of total segment operating revenues decreased from 21.7% in fiscal 2020 to 20.5% in fiscal 2021.

●	Commissions paid as a percentage of total segment operating revenues decreased from 9.6% in fiscal 2020 to 9.5% in fiscal 2021.

●	Employee costs as a percentage of total segment operating revenues decreased from 20.4% in fiscal 2020 to 18.5% in fiscal 2021.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 10.8% fiscal 2020 to 9.0% in fiscal 2021.

●	Depreciation and amortization expense increased by $239,807 and $137,566, respectively, from fiscal 2020. The increases are primarily due to the Thomas acquisition in January 2021.

●	Net interest expense of $927,437 in fiscal 2021 compared to net interest expense of $833,980 in fiscal 2020.

Results of Insurance Operations

	For the Years Ended December 31,
	2021		2020
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$7,686,400	75.1%	$11,723,886	85.9%
Insurance commissions	2,212,849	21.6%	1,494,379	11.0%
Investment and other income	339,061	3.3%	427,697	3.1%
Total operating revenues	10,238,310	100.0%	13,645,962	100.0%
Cost of Revenues
Commissions paid	2,071,221	20.2%	3,468,747	25.4%
Premium taxes, fees, and assessments	249,267	2.5%	305,069	2.2%
Losses and loss adjustment expense	862,009	8.4%	2,916,387	21.4%
Total cost of revenues	3,182,497	31.1%	6,690,203	49.0%
Gross margin	7,055,813	68.9%	6,955,759	51.0%
Other Operating Expenses
Employee costs	5,089,464	49.7%	4,322,677	31.7%
Professional fees	315,455	3.1%	459,096	3.3%
General and administrative	2,223,374	21.7%	1,886,868	13.8%
Amortization	177,080	1.7%	461,383	3.4%
Depreciation	29,143	0.3%	23,112	0.2%
Total expenses	7,834,516	76.5%	7,153,136	52.4%
Segment Loss from Operations	(778,703)	(7.6%)	(197,377)	(1.4%)
Interest expense, net	(2,009)	(0.0%)	(359)	(0.0%)
Other investment income	2,670,468	26.1%	178,815	1.3%
Net Income (Loss) Attributable to Common Stockholders	$1,889,756	18.5%	$(18,921)	(0.1%)

Comparison of Fiscal 2021 to Fiscal 2020. In fiscal 2021, total operating revenues declined by 25.0% when compared to fiscal 2020, mainly due to the suspension of UCS's rental guarantee bond program. The key factors affecting our insurance operations results during fiscal 2021 were as follows:

●

Premiums earned from our UCS insurance subsidiary decreased 34.4% in fiscal 2021 when compared to fiscal 2020. The decrease in premiums earned was primarily due to the suspension of issuing new bonds under the rental guarantee bond program.

●	Our brokerage operations realized a 48.1% increase in insurance commissions in fiscal 2021 when compared to fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021.

●

Commissions paid in fiscal 2021 decreased by $1,397,526 from fiscal 2020 primarily due to the suspension of UCS's rental guarantee bond program, which generally provided a higher commission structure, partially offset by increased subagent commissions, mainly due to the ACS acquisition completed in April 2021.

●

Losses and loss adjustment expenses as a percentage of insurance revenues decreased from 21.4% in fiscal 2020 to 8.4% in fiscal 2021. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. During fiscal 2020, UCS adjusted its reserving methodology for its rental guarantee bond program in response to market disruptions caused by COVID-19. Due to the favorable development of losses within UCS throughout fiscal 2021, our actuarial analysis at the end of 2021 indicated that UCS was over-reserved by $741,083. Management released this excess back into income to remain consistent with previous years' reserving methodologies. This adjustment contributed to the lower losses and loss adjustment expense for fiscal 2021. UCS' exposure to the rental guarantee bond program has been significantly mitigated as a majority of bonds have since expired.

●	Employee costs in fiscal 2021 increased by 17.7% from fiscal 2020. The increase is mainly due to the ACS acquisition completed in April 2021.

●

General and administrative expenses in fiscal 2021 increased by 17.8% from fiscal 2020. The increase is mainly due to IT system implementation related expenses and the ACS acquisition completed in April 2021.

●

During fiscal 2021, our segment loss from insurance operations of $778,703 was more than offset by other investment income of $2,670,468 mainly from unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Broadband Operations

	For the Years Ended December 31,
	2021		2020
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Broadband revenues	$15,234,266	100.0%	$3,836,537	100.0%
Cost of Revenues
Network operations and data costs	2,134,938	14.0%	243,980	6.3%
Programming costs	99,868	0.7%	71,500	1.9%
Cell site rent and utilities	594,984	3.9%	65,181	1.7%
Other costs of revenues	483,970	3.2%	165,445	4.3%
Total cost of revenues	3,313,760	21.8%	546,106	14.2%
Gross margin	11,920,506	78.2%	3,290,431	85.8%
Other Operating Expenses
Employee costs	5,754,642	37.8%	1,649,478	43.0%
Professional fees	759,713	5.0%	113,029	2.9%
General and administrative	2,183,466	14.3%	500,598	13.1%
Amortization	943,717	6.2%	234,375	6.1%
Depreciation	1,870,184	12.3%	336,628	8.8%
Accretion	13,771	0.0%	1,722	0.0%
Loss on disposition of assets	3,657	0.0%	65,641	1.7%
Total expenses	11,529,150	75.6%	2,901,471	75.6%
Segment Income from Operations	391,356	2.6%	388,960	10.2%
Interest expense, net	(11,852)	(0.1%)	(3,495)	(0.1%)
Noncontrolling interest in subsidiary income	(374,095)	(2.5%)	(40,681)	(1.1%)
Net Income Attributable to Common Stockholders	$5,409	0.0%	$344,784	9.0%

Comparison of Fiscal 2021 to Fiscal 2020. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the assets of FibAire. In December 2020, we acquired substantially all of the business assets of UBB. Therefore, comparisons of our broadband results for fiscal 2021 to fiscal 2020 may not be meaningful.

Cash Flows

Cash Flows for Fiscal 2021 compared to Fiscal 2020. The table below summarizes our cash flows in dollars for fiscal 2021 and fiscal 2020:

	2021	2020
Net cash provided by operating activities	$7,768,237	$5,174,446
Net cash used in investing activities	(45,670,808)	(169,399,964)
Net cash provided by financing activities	64,644,655	202,805,802
Net increase in cash, cash equivalents, and restricted cash	$26,742,084	$38,580,284

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $7,768,237 during fiscal 2021 as compared to net cash provided by operating activities of $5,174,446 during fiscal 2020. The increase in net cash provided by operating activities was primarily due to the addition of our broadband services business, increased cash flow generation within our billboard business, increased distributions from unconsolidated affiliates, and favorable working capital fluctuations, which was partially offset by the decline in operating results within our insurance business as well as costs associated with Yellowstone.

Net Cash Used in Investing Activities. Net cash used in investing activities was $45,670,808 during fiscal 2021 as compared with net cash used in investing activities of $169,399,964 during fiscal 2020. During fiscal 2021, net cash used in investing activities mainly consisted of our $55,000,000 Sky Series B Preferred Units investment, acquisitions within our billboard and insurance businesses totaling $41,334,711 net of cash acquired, and $21,005,626 in capital expenditures. These investments were partially offset by $52,095,404 related to the sale of marketable securities and maturing U.S. Treasury trading securities mainly held at Boston Omaha as well as the receipt of $20,000,000 of principal payments on our note receivable from DFH.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $64,644,655 during fiscal 2021 as compared to net cash provided by financing activities of $202,805,802 during fiscal 2020. During fiscal 2021, net cash provided by financing activities mainly consisted of $62,850,213 in gross proceeds raised through a public offering of Class A common stock and our "at the market" program, as well as $8,125,402 in proceeds from long-term debt as Link's term loan was increased to $30,000,000, offset primarily by offering costs of $3,663,291.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, Virginia, West Virginia and Wisconsin, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, a surety insurance company we acquired in December 2016, broadband services providers whose assets we acquired in March 2020 and December 2020 and minority investments in several real estate management entities and a bank holding entity whose primary source of revenue is in subprime automobile lending. At December 31, 2021, we had approximately $73 million in unrestricted cash and approximately $88 million in U.S. Treasury trading securities. We subsequently invested an additional $45 million in Sky in January 2022 in connection with the consummation of the Sky business combination. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows and when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

2020 and 2021 Underwritten Public Offerings

On May 28, 2020, we entered into an underwriting agreement, which we refer to as the “2020 Underwriting Agreement,” with Wells Fargo Securities, LLC, which we refer to as “WFS,” and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “2021 firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.”  On June 2, 2020, we completed the public offering selling a total of 3,680,000 shares, including both the 2020 firm shares and all of the 2021 option shares, resulting in total gross proceeds to us of $58.9 million. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020, which we refer to as the “2018 Shelf Registration Statement.”

On March 31, 2021, we entered into an underwriting agreement, which we refer to as the “2021 Underwriting Agreement,” with WFS for a public offering of 2,300,000 shares, which we refer to as the “2021 firm shares,” of our Class A common stock, of which 2,000,000 shares were sold by Boston Omaha and 300,000 shares were sold by a selling stockholder, at a public offering price of $25.00 per share. Under the terms of the 2021 Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 345,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “2021 option shares.” On April 6, 2021, we announced the completion of the public offering consisting of 2,345,000 shares, including both the 2021 firm shares and all of the 2021 option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58.6 million. We raised this capital to fund the planned expansion of our fiber-to-the-home broadband business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. The shares were sold in the offering pursuant to the Company’s universal shelf registration statement on Form S-3ASR (File No. 333-254870) that was declared effective on March 30, 2021, which we refer to as the “2021 Shelf Registration Statement.” The 2021 Shelf Registration Statement will expire upon the filing of this Annual Report as we will no longer qualify as a well-known seasoned issuer as the market float of our Class A common stock held by non-affiliates will be less than $700 million during the 60-day period prior to the filing of this Annual Report.  As a result, we expect to file a new shelf registration statement for the sale of up to $300 million of our securities immediately following the filing of this Annual Report.  Any new shelf registration statement will not be immediately effective and will be subject to review by the SEC.

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

Pursuant to the terms of the Sales Agreement, we could sell, from time to time, shares (collectively, the “Placement Shares”) of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be at the market offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). As of the date of this Report, we have sold 122,246 shares of our Class A common stock resulting in gross proceeds of approximately $4.2 million.

We intend to use the net proceeds from the sale of Placement Shares, after deducting WFS’ commissions and our offering expenses, for general corporate purposes, which may include financing existing businesses and operations, and expanding businesses and operations through additional acquisitions, minority investments and additional hires. To the extent that we raise additional funds by issuing equity or other securities, our shareholders may experience additional dilution. In the event we are required to obtain additional funds, there is no guarantee that we will be able to raise or obtain the additional funds or that the funds will be available on favorable terms to us. Upon the expiration of the 2021 Shelf Registration Statement and upon the effectiveness of the subsequent shelf registration statement which we expect to file with the SEC shortly after the filing of this Annual Report, we expect to enter into a similar sales agreement with WFS for sales of our securities under that new shelf registration statement.

For sales of Placement Shares through WFS, we paid WFS a commission at a mutually agreed rate of 3% of the gross sales price per Placement Share. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 1.1 to the Current Report on Form 8-K as filed with the SEC on September 29, 2021.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30,000,000 and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of December 31, 2021 consists of Link’s Term Loan borrowings of $30,000,000, of which $1,490,427 is classified as current. There were no amounts outstanding related to the revolving line of credit as of December 31, 2021.

Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule with principal payments commencing on January 1, 2022. The Term Loan is payable in full on December 6, 2028. During the first three years of the Term Loan, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 3.0% and 0.5%. After three years, there is no prepayment penalty. The Term Loan has a fixed interest rate of 4.00% per annum. The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2023.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ended December 31, 2023 and thereafter of not greater than 3.00 to 1.00. A minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of December 31, 2021.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement, a copy of which is attached as Exhibit 10.1 to our Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement (the “Third Amendment”) with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, and a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021.

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

Investments in Yellowstone Acquisition Company and Sky Harbour LLC

In 2020, we sponsored and invested approximately $7.8 million in Yellowstone in common stock and warrants. In August 2021, through one of our subsidiaries, we entered into a Series B Purchase Agreement with Sky Harbour under which we agreed to invest $55 million directly into SHG and receive Sky Series B Preferred Units. On September 14, 2021, we completed the $55 million transaction, purchasing the Sky Series B Preferred Units. Upon the consummation of the Sky business combination in January 2022, the Sky Series B Preferred Units converted into 5,500,000 shares of Sky's Class A common stock. In December 2021, we entered into an additional subscription agreement (the "Sky Subscription Agreement") with Sky under which we agreed to provide Sky an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky business combination. As part of the Sky business combination, all SHG equity holders retained 100% of their equity in the combined company. The cash proceeds from the Sky business combination and private activity bonds issued by Sky in September 2021 are expected to be used to fund the completion of four new airport hangar campuses in addition to expansion at SHG’s location currently in operation, the acquisition of a fifth airport hangar, and general working capital purposes.

The foregoing summary of the Series B Purchase Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Series B Purchase Agreement, a copy of which is attached as Exhibit 10.1 to a Form 8-K as filed with the SEC on August 3, 2021 and the additional $45 million investment as evidenced by the Subscription Agreement attached as Exhibit 1.1 to a Form 8-K as fled with the SEC on December 23, 2021. Capitalized terms used herein have the meaning given to such terms in the Series B Purchase Agreement and the Sky Subscription Agreement, as applicable.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, any proceeds from the Sale of Placement Shares, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At December 31, 2021, we had approximately $73 million in unrestricted cash, $88 million in U.S. treasury trading securities, and $71 million in marketable equity securities.

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

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two years and 50 years as follows:

Years

Customer relationships	10 to 15
Permits, licenses, and lease acquisition costs	10 to 50
Noncompetition and nonsolicitation agreements	5
Technology, trade names, and trademarks	10 to 20
Site location	15
Capitalized contract costs	10

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

We have acquired goodwill related to our various business acquisitions. Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill, by reporting unit, is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. For our annual review, we employ a third-party valuation expert. Factors considered in the annual evaluation include deterioration in economic conditions (both macro and geographic), limitations on accessing capital, and market value of our company. Industry and market conditions such as changes in competition, the general state of the industry, regulatory and political developments, and changes in market multiples are additional components of the valuation. Changes in key personnel, strategy, and customer retention are also reviewed. If industry and economic conditions deteriorate, we may be required to assess goodwill impairment before the next annual test, which could result in impairment charges. The discounted cash flow approach that we use for valuing goodwill as part of the impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate.  Key assumptions utilized in estimating the future cash flows expected to be generated by each reporting unit primarily relate to forecasted revenues and premiums earned.

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

The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we estimate the cost to replace the asset with a new asset, adjusted for an estimated reduction in fair value due to age of the asset, and the economic useful life. When determining the fair value of intangible assets acquired, we estimate the applicable discount rate, the timing and amount of future cash flows, the applicable income tax rates, and an appropriate customer attrition rate.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 18, all of the 13,598,898 Class A Common Stock sold as part of the Units in Yellowstone's Public Offering contained a redemption feature which allowed for the redemption of such public shares in connection with Yellowstone's liquidation, if there is a stockholder vote or tender offer in connection with a business combination and in connection with certain amendments to Yellowstone's amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In January 2022, the Sky business combination with Sky was completed and, as a result, the Class A common stock subject to redemption held by public stockholders ceased to exist as all redemption rights terminated upon the closing of the business combination. Upon the closing of the Sky business combination, holders of 12,061,041 shares of Sky Class A common stock exercised their right to redeem those shares for cash at an approximate price of $10.20 per share, for an aggregate of approximately $123 million, which was paid to such holders immediately following the closing of the Sky business combination, and 1,537,857 shares of Class A common stock sold in the Yellowstone initial public offering were not redeemed.

Yellowstone recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are reflected as charges against additional paid in capital and retained earnings.

Warrants Accounting

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for warrants for shares of Yellowstone's common stock that are not indexed to Yellowstone's own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in our statement of operations as a non-cash gain or loss on the statements of operations. The fair value of the warrants was initially estimated using a binomial lattice model and is subsequently valued based upon the warrants' observable trading price (see Note 9).  There are no warrants for shares of Yellowstone's common stock that are indexed to Yellowstone's own stock.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2021, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

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

In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improves consistent application of Generally Accepted Accounting Principles for other areas by clarifying and amending existing guidance. This guidance is effective January 1, 2021. The adoption of this guidance did not have a material impact on our disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321, Investments—Equity Securities, Topic 323, Investments—Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging. This ASU clarifies that when accounting for certain equity securities, a company should consider observable transactions before applying or upon discontinuing the equity method of accounting for the purposes of applying the measurement alternative. This guidance is effective January 1, 2021 and did not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the related notes, together with the Report of Independent Registered Public Accounting Firm (PCAOB ID 185) thereon, are set forth below beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of December 31, 2021, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of as of December 31, 2021.

Remediation of Material Weaknesses

In our amended 2020 Annual Report, filed on May 24, 2021, management identified a material weakness existing as of December 31, 2020. Management, including our Co-Chief Executive Officers and our Chief Financial Officer, has concluded that we have remediated the previously disclosed material weakness related to the design and implementation of controls addressing the technical accounting complexities associated with the formation of and financial reporting for a special purpose acquisition company.  Our remediation efforts involved designing and implementing enhancements to internal control over financial reporting including those related to special purpose acquisition companies, and expanding the use of specialist involvement in highly complex and technical areas of accounting, including transactions related to special purpose acquisition companies. Management has performed testing to verify the effective design and successful operating effectiveness of the new or enhanced controls

Changes in Internal Control over Financial Reporting

Except with respect to the remediated material weakness described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Executive Officers and Directors. The following table lists the current members of our Board of Directors and our executive officers as of March 25, 2022. The address for our directors and officers is c/o Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102.

Name	Age	Position(s)	(1)	(2)	(3)

Alex B. Rozek	43	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Adam K. Peterson	40	Co-Chairperson of the Board, Co-President and Co-Chief Executive Officer

Joshua P. Weisenburger	38	Chief Financial Officer, Secretary, and Treasurer

Bradford B. Briner	45	Director	X	X

Brendan J. Keating	40	Director

Frank H. Kenan II	40	Director		X	X

Jeffrey C. Royal	45	Director	X	X	X

Vishnu Srinivasan	43	Director	X		X

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

Alex B. Rozek, age 43, has been Co-Chairperson of our Board of Directors, Co-Chief Executive Officer and President since February 2015, when he became a member of our Board of Directors.  He also serves as the Managing Member of Boulderado Partners, LLC, a private investment partnership founded in July 2007.  From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group. Prior to 2004, he worked for Hunton & Williams and FedEx. From August 2020 through January 2022, Mr. Rozek served as Co-Chairperson of the Board of Directors and Co-Chief Executive Officer of Yellowstone Acquisition Company, a special purpose acquisition company in which one of our subsidiaries served as sponsor and which entered into a business combination with Sky.  Mr. Rozek continues to serve on the Sky Board of Directors following the completion of the Sky business combination in January 2022.  Mr. Rozek is also one of three appointees from the town of Woodstock to ECFiber, a fiber telecommunications cooperative in east-central Vermont. In March 2022, Mr. Rozek became a Director for Dura Software. Mr. Rozek graduated with a B.S. in Biology and a Minor in Chemistry from the University of North Carolina at Chapel Hill.  Our Board of Directors has determined that Mr. Rozek’s 18 years’ experience in business operations, investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Adam K. Peterson, age 40, has been Co-Chairperson of our Board of Directors since February 2015, when he became a member of our Board of Directors, and has been President since December 2017. Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP, Magnolia BOC I, LP, and Magnolia BOC II, LP. From August 2020 through January 2022, Mr. Peterson served as Co-Chairperson of the Board of Directors and Co-Chief Executive Officer of Yellowstone Acquisition Company, a special purpose acquisition company in which one of our subsidiaries served as sponsor.  Yellowstone entered into a business combination agreement with Sky which was consummated in January 2022 at which point Mr. Peterson resigned as a director. Since June 2017, Mr. Peterson has served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market. In March 2022, Mr. Peterson became a Director for Nelnet, Inc., a publicly traded company on the New York Stock Exchange. From May 2016 through March 2021, Mr. Peterson served as a Director for Brampton Brick Ltd., a publicly traded Canadian company traded on the Toronto Stock Exchange. From November 2005 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities. From May 2004 through June 2006, Mr. Peterson was a financial analyst for Kiewit Corporation. Mr. Peterson graduated with a B.S. in Finance from Creighton University. Our Board of Directors has determined that Mr. Peterson’s 17 years’ experience in business operations, investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Joshua P. Weisenburger, age 38, has served as our Chief Financial Officer, Secretary and Treasurer since June 2017. Mr. Weisenburger, who joined us in 2016, has also served as our Chief Accounting Officer and our Controller. Mr. Weisenburger also serves as the Chief Financial Officer of Yellowstone Acquisition Company, a special purpose acquisition company in which one of our subsidiaries serves as sponsor. From July 2011 through June 2016, Mr. Weisenburger was employed by Ecolab, Inc., a global leader in water, hygiene and energy technologies and services. At Ecolab, Mr. Weisenburger served first as a finance manager and then as a finance controller throughout various divisions within the company.  Prior to his time at Ecolab, Mr. Weisenburger was employed from June 2005 through August 2009 by Kiewit Corporation, a construction, engineering and mining services company, and held several different treasury roles.  Mr. Weisenburger graduated with a B.S. in Finance from Creighton University and an MBA from the University of Minnesota - Carlson School of Management.

Bradford B. Briner, age 45, has served as a member of our Board of Directors since April 2016.  Mr. Briner is also currently a member of our Audit and Risk Committee and Compensation Committee. Mr. Briner joined Willett Advisors in 2012 and is the Co-Chief Investment Officer.  Willett Advisors is the investment management arm of the Bloomberg Family and for Bloomberg Philanthropies.  Previously, Mr. Briner was the Managing Director of Private Investments for Morgan Creek Capital, a $10 billion fund of funds that he co-founded in 2004.  Mr. Briner graduated from the University of North Carolina at Chapel Hill as a Morehead Scholar with a degree in economics with distinction.  Mr. Briner also received an MBA with distinction from Harvard Business School.  Our Board of Directors has determined that Mr. Briner’s 23 years’ experience in real estate, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Brendan J. Keating, age 40, has served as a member of our Board of Directors since February 2016. Since August 2015, Mr. Keating has been Manager and CEO of Logic Real Estate Companies, LLC, a company based in Las Vegas, Nevada and formed in 2015 which provides commercial property brokerage and property management services. A trust controlled by members of Mr. Keating’s family owns a majority of the membership interest in Logic Real Estate Companies, LLC.  From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.  Our Board of Directors has determined that Mr. Keating’s 18 years’ experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Frank H. Kenan II, age 40, has served as a member of our Board of Directors since June 2017. Mr. Kenan is also currently a member of our Compensation Committee and Nominating and Corporate Governance Committee. Since August 2014, Mr. Kenan has served as the Co-Founder and Principal of KD Capital Management, LLC. From September 2011 to December 2014, Mr. Kenan served as an Investment Analyst at Boulderado Group, LLC. From January 2006 to January 2008, Mr. Kenan served as a Development Associate at Edens & Avant. From May 2005 to January 2006, Mr. Kenan served as an Analyst at Vivum Group. Mr. Kenan currently serves as a member of the Board of Directors for Flagler Systems, Inc. a hospitality and real estate company. Mr. Kenan also serves on the board of advisors for the University of North Carolina’s Kenan-Flagler Business School and the Family Enterprise Center at Kenan-Flagler Business School. Mr. Kenan holds a B.S. from the College of Charleston and an M.B.A. from the University of North Carolina at Chapel Hill – Kenan-Flagler Business School. Our Board of Directors has determined that Mr. Kenan’s 17 years’ experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Jeffrey C. Royal, age 45, has served as a member of our Board of Directors since January 2019. Mr. Royal is also currently a member of our Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Since January 2006, Mr. Royal has been the President of Dundee Bank located in Omaha, Nebraska and also serves as the Chairman and a director of Mackey Banco, Inc. (the holding company for Dundee Bank). Prior to joining Dundee Bank, he was Second Vice President of First National Bank of Omaha. Mr. Royal has also served as a Director for Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market, since October 2017. Since June 2018, Mr. Royal has served as a Director of Bridges Investment Fund, Inc., a mutual fund which trades on The NASDAQ Stock Market. Mr. Royal has served on the Board of Directors of each of Eagle Bank and Tri-Valley Bank since 2009 and 2013, respectively.  These banks merged in January 2021 and Mr. Royal serves as the non-executive Chairman of the combined entities, now operating as Riverstone Bank.  Mr. Royal has also served as a Director of Brunswick State Bank since 2007. Mr. Royal received both his Bachelor’s and Master’s degree in Business Administration from Creighton University and completed the Stonier Graduate School of Banking at Georgetown University and the University of Pennsylvania. Our Board of Directors has determined that Mr. Royal’s 16 years’ experience in banking qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Vishnu Srinivasan, age 43, has served as a member of our Board of Directors since June 2017. Mr. Srinivasan is also currently a member of our Audit and Risk Committee and Nominating and Corporate Governance Committee. Mr. Srinivasan joined The Ohio State University as its Chief Investment Officer in May 2020. Previously, he was employed by Ganesh Investments, L.L.C., which is focused on public and private equity investments, as a Vice President and then a Managing Director from 2012 through May 2020. Ganesh Investments provides investment advisory services to members of the Pritzker family and their charitable foundations. From November 2009 to October 2012, Mr. Srinivasan was an Analyst at Alyeska Investment Group, a long/short hedge fund. From August 2002 until October 2009, Mr. Srinivasan was a Principal and held various other roles at Berkshire Partners, a private equity fund. Mr. Srinivasan graduated summa cum laude from the Wharton School at the University of Pennsylvania with a degree in economics. Mr. Srinivasan also received an MBA from Harvard Business School. Our Board has determined that Mr. Srinivasan’s 20 years’ experience in public and private equity, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Significant Employees

In addition to our Executive Officers, we also employ the following significant employees:

W. Scott LaFoy, age 60, joined Link in May 2018 to manage Link's merger and acquisition activities and was named Chief Executive Officer in April 2020. From 2015 to 2018, Mr. LaFoy served as general manager for the Chattanooga division of Fairway Outdoor Advertising.  From 1999 until its acquisition by Fairway Outdoor Advertising in 2015, Mr. LaFoy owned and operated LaFoy Outdoor Advertising.  From 1996 until 1999, he served as Regional President for Clear Channel Outdoor/Eller Media and Regional Director for its predecessor Universal Outdoor.  Mr. LaFoy has more than 35 years' experience in management of outdoor advertising businesses. Mr. LaFoy holds a B.A. in Interdisciplinary Studies and a Minor in History from the University of Central Florida.

Dave Herman, age 37, has served as President of GIG since August 2019 and previously served as GIG's Chief Operating Officer since January 2019. Prior to joining GIG, Mr. Herman owned Anthros Consulting, Inc., a company that combined business strategy with software systems, data visualization, and analytics expertise from May 2015 through December 2018. From February 2013 through May 2015, Mr. Herman was employed by McKinsey and Company, specializing in operations, supply chain, and strategic turnarounds. Mr. Herman holds a Ph.D. in Materials Science and Engineering from Northwestern University, a certificate of Management for Scientists and Engineers from the Kellogg School of Management at Northwestern University, and a B.S. in Materials Science and Engineering and Minor in Engineering Management from Cornell University.

Robert Thomas, age 58, was appointed as President of UCS in August 2019 and previously served as UCS' Chief Operating Officer from October 2017 to August 2019. From April 2011 through March 2017, Mr. Thomas served as President of Hanover Surety and previously served as President of Argo Surety from March 2008 through March 2011. Mr. Thomas has been employed in the surety insurance industry since 2001 and the reinsurance industry from 1987 through 2001. Mr. Thomas holds a B.A. in Business Administration and Management from the University of Saint Thomas.

Steven McGhie, age 55, is the Chief Executive Officer of Fiber Is Fast, Inc., which owns and operates Boston Omaha's broadband operations throughout the United States.  Mr. McGhie joined BOC in 2020 in connection with the acquisition of Utah Broadband, LLC, which he founded in 2002 and continues to serve as its Chief Executive Officer.  Mr. McGhie was subsequently appointed CEO of Fiber is Fast, Inc. on October 1, 2021. Mr. McGhie graduated from Brigham Young University in 1991 with a degree in International Business.

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

Members of the Board discussed various business matters informally on numerous occasions throughout 2021 and held 11 formal Board meetings. All current directors attended at least 75% of the aggregate of the meetings of our Board of Directors and the meetings held by committees of the Board on which they served. Independent directors endeavor to meet on a regular basis as often as necessary to fulfill their responsibilities.

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

Director Independence. The Company’s Class A common stock is listed on the NYSE. The Board considers the status of its members pursuant to the independence requirements set forth in the applicable NYSE rules and applicable federal securities laws. Our Board of Directors has affirmatively determined that each of Bradford B. Briner, Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan is an independent director under the applicable rules of NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. As of December 31, 2021, the members of the Audit and Risk Committee, Compensation Committee and Nominating and Corporate Governance Committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and applicable NASDAQ listing requirements.

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

Our Audit and Risk Committee currently consists of Bradford B. Briner, Jeffrey C. Royal, and Vishnu Srinivasan, with Mr. Briner serving as chair of the committee. The Audit and Risk Committee assists the Board of Directors in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. The Audit and Risk Committee was formed in June 2017 and held five meetings during fiscal 2021. The Board has determined that each of the members of the Audit and Risk Committee meets the criteria for independence under the applicable listing standards of NASDAQ, and that, due to his experience as described in the section entitled “Executive Officers and Directors,” Mr. Briner also qualifies as an “audit committee financial expert” and “independent” as defined by the applicable rules adopted by the SEC and NASDAQ. Our Board of Directors has adopted a written charter under which the Audit and Risk Committee operates, and which was amended and restated on February 21, 2020. A copy of the Audit and Risk Committee charter is available on our website at https://www.bostonomaha.com/documents/81/1bc381bf3541d2da6b7c080b1ee114ec.pdf.

Our Compensation Committee currently consists of Bradford B. Briner, Frank H. Kenan II, and Jeffrey C. Royal, with Mr. Kenan serving as chair of the committee. The Compensation Committee of the Board of Directors is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers and evaluate our executive officers’ performance and advise on salary, bonus and other incentive and equity compensation. The Compensation Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. In 2021, no compensation consultant was engaged for employee or executive compensation. The Compensation Committee was created in June 2017 and held four meetings during fiscal 2021. The Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the applicable NASDAQ listing standards. Our Board of Directors has adopted a written charter under which the Compensation Committee operates, and which was amended and restated on May 30, 2019. A copy of the Compensation Committee charter is available on our website at https://www.bostonomaha.com/documents/81/d636071762fda9fcadbd82bc7cca4b92.pdf.

Our Nominating and Corporate Governance Committee currently consists of Frank H. Kenan II, Jeffrey C. Royal and Vishnu Srinivasan, with Mr. Srinivasan serving as chair of the committee. The Nominating and Corporate Governance Committee is primarily concerned with identifying individuals qualified to become members of our Board of Directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our Board of Directors and the development of our corporate governance guidelines and principles. The Nominating and Corporate Governance Committee was created in June 2017 and held two meetings and acted by unanimous written consent two times in fiscal 2021. Our Board of Directors has adopted a written charter under which the Nominating and Corporate Governance Committee operates, and which was amended and restated on May 30, 2019. A copy of the Nominating and Corporate Governance Committee charter is available on our website at https://www.bostonomaha.com/documents/81/0f0db6ab6083bb4fc913fcbbb592f366.pdf.

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

Pursuant to the Amended and Restated Bylaws, a stockholder who, in accordance with Rule 14a-8, under the Exchange Act, wants to present a proposal for inclusion in the Company’s proxy statement and proxy card relating to either the Company’s annual stockholders’ meeting or a special stockholders’ meeting must submit the proposal to the Company and, pursuant to Article I, Sections 2 and 3 of our Amended and Restated Bylaws, the notice of the proposal must be delivered to or mailed and received at the principal executive offices of the Company (i) not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day in advance of the anniversary of the previous year’s annual meeting if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year’s annual meeting or not later than 70 days after the anniversary of the previous year’s annual meeting; and (ii) with respect to any other annual meeting of stockholders, no later than the close of business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. However, if the date of our 2022 Annual Meeting of Stockholders occurs more than 30 days before or 70 days after the anniversary of the 2021 Annual Meeting of Stockholders, a stockholder notice will be timely if it is received at our principal executive office no later than the close of business on the tenth day following the date of a press release reported by the Dow Jones News Services, The Associated Press or a comparable national news service or in a document filed by the Company with the SEC pursuant to Section 13, 14, or 15(d) of the Exchange Act containing the date of such meeting. The Company expects to announce shortly a date in the late summer or early fall for its 2022 Annual Meeting of Stockholders.

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

Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of NYSE, as applicable, that serve as a flexible framework within which our Board of Directors and its committees will operate. These guidelines cover a number of areas, including the size and composition of the Board, Board membership criteria and director qualifications and responsibilities, Board agendas, roles of the Co-Chairmen and Co-Chief Executive Officers, executive sessions, standing Board committees, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website at www.bostonomaha.com.

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

Based upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that our executive officers and directors, and ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our principal executive officers and the other most highly compensated executive officer other than our principal executive officers for the Company’s last two completed fiscal years:

Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($) (1)	Total ($)
Alex B. Rozek	2021	$425,000	7,500,000	-	$7,925,000
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2020	$286,000	-	-	$286,000

Adam K. Peterson	2021	$425,000	7,500,000	$10,393	$7,935,393
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2020	$286,000	-	$6,197	$292,197

Joshua P. Weisenburger	2021	$265,000	$650,000	$10,913	$925,913
Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer	2020	$250,000	$135,000	$10,741	$395,741

(1)	Employer contribution to 401(k) plan.

Director and Officer Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards to directors or officers at December 31, 2021.  We do not currently have any equity incentive plans established and, as a result, none of our officers or directors is a party to any equity incentive plan with the Company.

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

Name	Year	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Bradford B. Briner	2021	$10,000	-	$10,000
Brendan J. Keating	2021	$10,000	-	$10,000
Frank H. Kenan II	2021	$10,000	-	$10,000
Vishnu Srinivasan	2021	$10,000	-	$10,000
Jeffrey C. Royal	2021	$10,000	-	$10,000

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

Each of Messrs. Rozek and Peterson participate in a management incentive bonus plan, which we refer to as the “MIBP,” effective as of August 1, 2015, under which participants of such plan are eligible to receive cash bonus awards based on achievement by the Company of certain net growth target objectives. Each of Alex B. Rozek and Adam K. Peterson are eligible to participate in the management incentive bonus plan pursuant to their respective employment agreements. The management incentive bonus plan provides for a bonus pool, determined on an annual basis by the Compensation Committee of the Board of Directors, equal to up to 20% of the amount by which our stockholders’ equity for the applicable fiscal year (excluding increases in stockholders’ equity per share resulting from issuances by the Company of its securities or securities of any subsidiary for cash consideration) exceeds 106% of our stockholders’ equity for the preceding fiscal year. On February 27, 2018, the Compensation Committee of the Board of Directors approved changes to the MIBP, effected through an amendment and restatement of the MIBP, including placing certain caps on the total payments under the MIBP through December 2032 and additional annual caps thereafter, as well as establishing a high water mark under the MIBP so that any decrease in adjusted stockholders’ equity per share in any prior year must be first recouped before the 6% hurdle test is applied. Previously, there were no caps on the amounts payable under the MIBP. In accordance with the terms of the MIBP, each of Messrs. Rozek and Peterson earned a $7,500,000 bonus based upon the increase in stockholders' equity in 2021 (excluding increases in stockholders’ equity per share resulting from issuances by the Company of its securities or securities of any subsidiary for cash consideration) which exceeded 106% of our stockholders’ equity for the preceding fiscal year.

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

Herman Employment Agreement.  On January 1, 2019, we hired David Herman to serve as the Chief Operating Officer of our wholly-owned subsidiary General Indemnity Group, LLC. On August 9, 2019, Mr. Herman became President of General Indemnity Group, LLC. In connection with the employment of Mr. Herman, General Indemnity Group, LLC and Mr. Herman entered into an employment letter agreement, pursuant to which Mr. Herman currently receives an annual base salary of $300,000 per year. In addition, Mr. Herman is eligible to receive an annual cash bonus, based on achievement of certain performance metrics determined within 30 days of the commencement of each fiscal year, that are tied to personal performance goals, overall company performance measured by growth of gross written premium, and a discretionary amount determined by the Company’s senior management. Mr. Herman also has an option to purchase up to 5% of the currently issued and outstanding units in GIG. Any purchase of these units are subject to certain put and call provisions. To date, Mr. Herman has not exercised any portion of the option. In the event Mr. Herman’s employment is terminated by General Indemnity Group, LLC without “Cause” or by Mr. Herman for “Good Reason,” Mr. Herman will be eligible to receive severance pay equal to twelve months’ base salary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2022 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of each of our Class A common Stock and our Class B Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group.

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

	Class A common stock		Class B common stock
Name of Beneficial Owner	Shares	Percentage of Outstanding Class of Stock	Shares	Percentage of Outstanding Class of Stock	Percentage of Aggregate Voting Power of Class A common stock and Class B common stock (1)	Percentage of Aggregate Economic Interest of Class A common stock and Class B common stock (2)
5% stockholders:
Magnolia Capital Fund, L.P. (3)	-	-	580,558	50.03%	14.43%	1.95%
Magnolia BOC I, LP	6,989,253	24.40%			17.37%	23.45%
The Magnolia Group, LLC	93,176	*			*	*
Boulderado Partners, LLC (4)	496,429	1.73%	579,774	49.97%	15.64%	3.61%
T. Rowe Price Associates, Inc.	2,781,630	9.71%			6.91%	9.33%
Named executive officers and directors:
Adam K. Peterson (3)(5)	7,511,484	26.22%	580,558	50.03%	33.09%	27.15%
Alex B. Rozek (4)(6)	496,429	1.73%	579,774	49.97%	15.64%	3.62%
Bradford B. Briner (7)	20,000	*			*	*
Brendan J. Keating (8)	100,000	*			*	*
Frank H. Kenan II (9)	181,666	*			*	*
Vishnu Srinivasan	7,000	*			*	*
Jeffrey C. Royal	5,000	*			*	*
Joshua P. Weisenburger	3,400	*			*	*
All directors and officers as a group (8 persons)	8,324,979	29.06%	1,160,332	100.00%	49.52%	31.83%

_______________________

*	Less than 1%
(1)

The percent of Percentage of Aggregate Voting Power of Class A common stock and Class B common stock reflects that each share of Class B common stock has 10 votes for each share of Class A common stock and assumes all outstanding Class B common stock warrants are exercised.

(2)	The percent of aggregate economic interest is based on both our Class A common stock and Class B common stock combined. The Class B common stock converts to Class A common stock on a 1:1 basis.
(3)	Includes warrants to purchase 52,778 shares of our Class B common stock.
(4)	Includes warrants to purchase 51,994 shares of our Class B common stock.
(5)

Represents amount of shares and warrants owned by Adam K. Peterson, Magnolia Capital Fund, L.P., Magnolia BOC I, LP and The Magnolia Group, LLC. Mr. Peterson serves as the manager of The Magnolia Group, LLC, the general partner of each of Magnolia Capital Fund, L.P. and Magnolia BOC I, LP.

(6)

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
(8)

Represents 47,400 shares of Class A common stock held by a trust established for the benefit of Mr. Keating and members of his family, 6,800 shares of Class A common stock held by Mr. Keating, and 45,800 shares of Class A common stock held in retirement and 401(k) accounts for the benefit of Mr. Keating.

(9)

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

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at December 31, 2021.  We do not currently have any compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance, and, as a result, none of our officers and directors is a party to any equity compensation or incentive plan with the Company.

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

On February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement for the 2018 private placement, pursuant to which the Company raised $150,000,00 through the sale to Magnolia BOC I LP ("MBOC I"), Magnolia BOC II LP ("MBOC II"), and BBOC LP ("BBOC") an aggregate of 6,437,768 unregistered shares of our Class A common stock at a price of $23.30 per share, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement.  MBOC I is managed by Magnolia.  BBOC, which subsequently contributed all of its shares of Class A common stock to MBOC I, was an entity managed by Boulderado.  MBOC II was an entity managed by Magnolia until it distributed all of its shares to its partners in June 2021.  The limited partners of MBOC I  have the right to receive an in-kind distribution of their interests in the partnerships upon written request, subject to certain advance notice requirements.  On March 6, 2018, MBOC I, MBOC II and BBOC, entered into a registration rights agreement with the Company pursuant to which the Company became obligated at any time after March 6, 2021 to register up to 6,437,768 shares of Class A common stock held by MBOC I, MBOC II and BBOC upon demand.  The registration rights agreement  also grants the holders of these shares piggyback registration rights. We subsequently agreed to provide these same registration rights for additional shares of Class A common stock acquired by the limited partners of MBOC I and 238 Plan Associates LLC, the welfare and benefit plan maintained by the Massachusetts Institute of Technology.  As a result, 9,698,705 shares of our Class A common stock are eligible for registration and these shares were subsequently registered on September 21, 2021. All of the shares registered are held directly or indirectly for the economic interest of the Massachusetts Institute of Technology and 238 Plan Associates LLC, and no Company officer or director has any economic interest in any of the registered shares.  Such registration rights expire upon the earlier of March 31, 2033 or the date all such shares may be freely sold without restriction under Rule 144.

Mr. Peterson and Mr. Rozek also receive compensation from Magnolia and Boulderado for their roles as managers of Magnolia and Boulderado, respectively.

Two of our investments in affiliates, Logic and 24th Street Holding Company, LLC, are managed by Brendan Keating, a member of our board of directors. During fiscal 2020, we invested $6,000,000 in 24th Street Fund I, LLC and 24th Street Fund II, LLC. The funds are managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC, and focus on opportunities within secured lending and direct investments in commercial real estate.

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

Director Independence

Our Board currently consists of Messrs. Rozek, Peterson, Keating, Briner, Kenan, Royal and Srinivasan.  Currently, we consider only Messrs. Briner, Kenan, Royal and Srinivasan to be “independent”, as Messrs. Rozek and Peterson have a direct employment relationship with us and Mr. Keating serves as the chief executive officer of two companies in which we currently own a 30% and 49.9% equity stake respectively, both directly and indirectly. The majority of our Board of Directors is “independent” in accordance with NYSE rules including, in the judgment of the Board, the requirement that such directors have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The Board has adopted the following standards to assist it in determining whether a director has a material relationship with us. Under these standards, a director will not be considered to have a material relationship with us if he or she is not:

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

Item 14. Principal Accountant Fees and Services.

During fiscal 2021 and fiscal 2020, the aggregate fees that we paid to our independent auditors for professional services were as follows:

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$797,550	$808,105
Audit-Related Fees (2)	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q, as well as associated consents and comfort letters.
(2)	Fees for audit-related services include fees associated with audits for our various acquisitions.

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

10.9 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.11 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.12 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.13 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

10.14 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.15 (*)	Third Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.16 (*)	Fourth Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.17 (*)	Amended and Restated Term Loan Note filed as Exhibit10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1 (#)	Schedule of Subsidiaries of the Company.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

March 28, 2022

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

March 28, 2022

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

March 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 28, 2022
	Alex B. Rozek	(Principal Executive Officer)

/s/	Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 28, 2022
	Adam K. Peterson	(Principal Executive Officer)

/s/	Bradford B. Briner	Director	March 28, 2022
Bradford B. Briner

/s/	Brendan J. Keating	Director	March 28, 2022
Brendan J. Keating

/s/	Frank H. Kenan II	Director	March 28, 2022
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	March 28, 2022
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	March 28, 2022
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	March 28, 2022
	Joshua P. Weisenburger	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boston Omaha Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated reserves for losses and loss adjustment expenses (LAE)

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company employs an actuary to estimate its reserves for losses and LAE. As of December 31, 2021, the Company recorded estimated reserves of $1.4 million. These reserves are included within accounts payable and accrued expenses in the consolidated balance sheet. The reserves for losses and LAE represent the Company’s estimate of the ultimate cost for unpaid claims, which comprise claims that have been reported and claims that have been incurred but not reported and estimated based on past experience of investigating and adjusting claims.

We identified the evaluation of estimated reserves for losses and LAE as a critical audit matter. Assessing the actuarial methods and assumptions that are used to estimate future claim payments involves auditor judgment. Specifically, the evaluation includes the methods used by the Company as well as paid and incurred loss development factor and expected loss ratio assumptions which are primarily driven by historical claims paid and incurred data. Evaluating the actuarial methods and paid and incurred loss development factor and expected loss ratio assumptions required specialized skills and auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We assessed the Company’s estimate of the reserves with the assistance of actuarial professionals with specialized skills and knowledge, by comparing the Company’s actuarial methods to generally accepted actuarial methods and evaluating the Company’s actuarial assumptions related to the paid and incurred loss development factors and expected loss ratios used to develop the estimate of reserves for losses and LAE by comparing them to the Company’s historical claims paid and incurred data and trends.

/s/KPMG LLP

KPMG LLP

We have served as the Company’s auditor since 2020.

Omaha, Nebraska
    March 28, 2022

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31

	2021	2020

Current Assets:
Cash and cash equivalents	$72,508,528	$44,665,972
Restricted cash	-	280,269
Investments held in trust - special purpose acquisition company	138,760,121	138,716,226
Accounts receivable, net	4,468,863	4,041,563
Interest receivable	32,235	286,768
Short-term investments	4,728,995	7,050,675
Note receivable from affiliate	-	20,000,000
Marketable equity securities	70,617,497	64,036,482
U. S. Treasury securities	87,544,904	37,767,945
Funds held as collateral assets	9,185,872	10,006,075
Prepaid expenses	2,862,913	2,197,342

Total Current Assets	390,709,928	329,049,317

Property and Equipment, net	76,455,026	48,867,964

Other Assets:
Goodwill	151,336,976	124,446,446
Intangible assets, net	45,352,052	44,373,909
Investments	19,316,769	19,448,519
Investments in unconsolidated affiliates	61,660,905	20,913,896
Deferred policy acquisition costs	812,898	690,555
Right of use assets	61,252,888	52,849,492
Other	156,351	67,328

Total Other Assets	339,888,839	262,790,145

Total Assets	$807,053,793	$640,707,426

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	December 31,

	2021	2020

Current Liabilities:
Accounts payable and accrued expenses	$25,270,869	$6,825,081
Short-term payables for business acquisitions	1,618,102	771,916
Lease liabilities	4,580,833	4,354,664
Funds held as collateral	9,185,872	10,006,075
Unearned premiums	4,912,538	3,955,363
Current maturities of long-term debt	1,490,427	1,282,504
Deferred underwriting fee payable	4,759,615	4,759,615
Deferred revenue	2,207,427	1,915,031

Total Current Liabilities	54,025,683	33,870,249

Long-term Liabilities:
Asset retirement obligations	3,162,725	2,282,273
Lease liabilities	56,032,547	47,581,933
Long-term debt, less current maturities	28,509,573	21,775,146
Other long-term liabilities	1,399,655	116,104
Warrants liability	5,576,908	8,431,315
Deferred tax liability	17,750,980	57,000

Total Liabilities	166,458,071	114,114,020

Redeemable Noncontrolling Interest	144,270,503	145,027,149

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 28,642,801 and 26,175,555 shares issued and outstanding, respectively	28,643	26,176
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	483,855,423	424,204,641
Retained earnings (accumulated deficit)	12,440,097	(42,665,616)

Total Stockholders' Equity	496,325,219	381,566,257

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$807,053,793	$640,707,426

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,

	2021	2020

Revenues:
Billboard rentals, net	$31,499,235	$28,260,964
Broadband services	15,234,266	3,836,537
Premiums earned	7,686,400	11,723,886
Insurance commissions	2,212,849	1,494,379
Investment and other income	339,061	427,697

Total Revenues	56,971,811	45,743,463

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	12,094,834	11,272,349
Cost of broadband revenues (exclusive of depreciation and amortization)	3,313,760	546,106
Cost of insurance revenues (exclusive of depreciation and amortization)	3,182,497	6,690,203
Employee costs	34,245,526	13,041,388
Professional fees	7,703,901	4,186,841
General and administrative	9,756,257	6,969,521
Amortization	4,549,608	3,987,003
Depreciation	5,579,026	3,704,700
Loss on disposition of assets	178,911	199,555
Accretion	134,360	140,704

Total Costs and Expenses	80,738,680	50,738,370

Net Loss from Operations	(23,766,869)	(4,994,907)

Other Income (Expense):
Interest income	676,618	1,661,680
Dividend income	323,064	1,074,539
Equity in income of unconsolidated affiliates	878,921	5,575,571
Other investment income (loss)	93,163,697	(4,685,725)
Remeasurement of warrant liability	2,854,407	(217,582)
Interest expense	(956,050)	(841,828)

Net Income (Loss) Before Income Taxes	73,173,788	(2,428,252)
Income Tax Provision	(17,693,980)	-

Net Income (Loss)	55,479,808	(2,428,252)
Noncontrolling interest in subsidiary (income) loss	(2,731,631)	2,379,163

Net Income (Loss) Attributable to Common Stockholders	$52,748,177	$(49,089)

Basic Net Income (Loss) per Share	$1.82	$(0.00)

Diluted Net Income (Loss) per Share	$1.82	$(0.00)

Basic Weighted Average Class A and Class B Common Shares Outstanding	28,978,223	25,675,820

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,046,514	25,675,820

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Stockholders' equity January 1, 2020	22,455,100	1,055,560	$22,455	$1,056	$367,029,421	$(21,811,947)	$345,240,985

Stock issued for cash	3,720,455	-	3,721	-	59,546,030	-	59,549,751

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	323,649		323,649

Decrease in redeemable noncontrolling interest of broadband subsidiary	-	-	-	-	434,281	-	434,281

Contribution from noncontrolling interest	-	-	-	-	299,615	-	299,615

Offering costs	-	-	-	-	(3,428,355)	-	(3,428,355)

Adjustment to increase NCI to maximum redemption value	-	-	-	-	-	(20,804,580)	(20,804,580)

Net loss attributable to common stockholders, December 31, 2020	-	-	-	-	-	(49,089)	(49,089)

Stockholders' equity December 31, 2020	26,175,555	1,055,560	$26,176	$1,056	$424,204,641	$(42,665,616)	$381,566,257

Stock issued for cash	2,467,246	-	2,467	-	62,847,746	-	62,850,213

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	706,837	-	706,837

Increase in redeemable noncontrolling interest of broadband subsidiary	-	-	-	-	(240,510)	-	(240,510)

Offering costs	-	-	-	-	(3,663,291)	-	(3,663,291)

Adjustment to decrease NCI to maximum redemption value						2,357,536	2,357,536

Net income attributable to common stockholders, December 31, 2021	-	-	-	-	-	52,748,177	52,748,177

Stockholders' equity December 31, 2021	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$12,440,097	$496,325,219

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$55,479,808	$(2,428,252)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	4,427,921	3,972,875
Depreciation, amortization, and accretion	10,262,994	7,832,407
Deferred income taxes	17,693,980	-
Loss on disposition of assets	178,911	199,555
Bad debt expense	52,334	373,649
Equity in earnings of unconsolidated affiliates	(878,921)	(5,575,571)
Other investment (income) loss	(93,163,697)	4,685,725
Remeasurement of warrant liability	(2,854,407)	217,582
Issuance costs related to warrant liability	-	509,899
Changes in operating assets and liabilities:
Accounts receivable	(63,085)	(23,669)
Interest receivable	254,533	170,059
Prepaid expenses	(367,474)	(757,117)
Distributions from unconsolidated affiliates	2,251,766	1,433,480
Deferred policy acquisition costs	(122,343)	1,659,144
Other assets	34,837	(24,790)
Accounts payable and accrued expenses	17,362,284	740,112
Lease liabilities	(4,030,775)	(3,855,126)
Unearned premiums	957,175	(4,080,393)
Deferred revenue	292,396	124,877
Net Cash Provided by Operating Activities	7,768,237	5,174,446

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(425,875)	(500)
Business acquisitions, net of cash acquired	(41,334,711)	(33,624,202)
Purchase of preferred units of affiliate	(55,000,000)	-
Redemption of preferred units	-	12,000,000
Investment in unconsolidated affiliates	-	(6,000,000)
Capital expenditures	(21,005,626)	(8,573,296)
Principal payments received on (issuance of) note receivable from affiliate	20,000,000	(20,000,000)
Proceeds from sales of investments	1,699,772,597	779,815,640
Purchase of investments	(1,647,677,193)	(893,017,606)
Net Cash Used in Investing Activities	(45,670,808)	(169,399,964)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,

	2021	2020

Cash Flows from Financing Activities:
Proceeds from issuance of stock	62,850,213	59,549,751
Proceeds from issuance of stock within SPAC	-	135,988,980
Contributions from non-controlling interest	-	299,615
Purchase of non-controlling interest in subsidiary	(664,414)	(1,406,409)
Proceeds from long-term debt	8,125,402	5,500,000
Principal payments of long-term debt	(1,183,052)	(502,350)
(Return) receipt of funds held as collateral	(820,203)	10,006,075
Offering costs within SPAC	-	(3,201,505)
Offering costs	(3,663,291)	(3,428,355)
Net Cash Provided by Financing Activities	64,644,655	202,805,802

Net Increase in Cash, Cash Equivalents, and Restricted Cash	26,742,084	38,580,284
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	54,952,316	16,372,032
Cash, Cash Equivalents, and Restricted Cash, End of Year	$81,694,400	$54,952,316

Interest Paid in Cash	$923,376	$823,715
Income Taxes Paid in Cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2021	2020

Payable as consideration for business acquisition	$1,052,540	$-

Decrease in redeemable noncontrolling interest of broadband subsidiary due to redemption	(706,837)	-

Increase (decrease) in redeemable noncontrolling interest of subsidiary	240,510	(757,930)

Contingent consideration associated with business acquisition	1,230,000	-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 1.	ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, Virginia, West Virginia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, and (iv) our minority investments primarily in real estate services, homebuilding, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, and our broadband operations are conducted through our subsidiary, Fiber is Fast, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through 2021, we have completed twenty additional acquisitions of outdoor advertising businesses.

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

On September 25, 2020, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of units of a special purpose acquisition company, which we refer to as the “SPAC,” named Yellowstone Acquisition Company, which we refer to as “Yellowstone.” Yellowstone completed its initial public offering on October 26, 2020 (see Note 17 for further discussion).

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

Link Billboards Oklahoma, LLC which we refer to as "LBO"

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

American Contracting Services, Inc. which we refer to as "ACS"

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

For the Years Ended  December 31, 2021 and 2020

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

Accounts Receivable

Billboard Rentals

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $110,721 and $217,871, respectively.

Insurance

Accounts receivable consists of premiums and anticipated salvage. All of the receivables have payment terms of less than twelve months.

Anticipated salvage is the amount we expect to receive from principals pursuant to indemnification agreements.

Broadband

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected.  As of December 31, 2021 and 2020, the allowance for doubtful accounts was $10,301 and $110,651, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

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

The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we estimate the cost to replace the asset with a new asset, adjusted for an estimated reduction in fair value due to age of the asset, and the economic useful life. When determining the fair value of intangible assets acquired, we estimate the applicable discount rate and the timing and amount of future cash flows. Key assumptions utilized in estimating the future cash flows expected to be generated by each reporting unit primarily relate to forecasted revenues and premiums earned.

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

For the Years Ended  December 31, 2021 and 2020

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

We performed our annual measurement for impairment of the goodwill of our reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on October 1, 2021 and 2020; therefore, we were not required to recognize an impairment loss.

During 2021 and 2020, goodwill of more than $25,400,000 and $18,150,000, respectively, was recorded in connection with acquisitions in our billboard, insurance and broadband segments.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between two and fifty years as follows:

Years

Customer relationships	10 to 15
Permits, licenses, and lease acquisition costs	10 to 50
Noncompetition and nonsolicitation agreements	5
Technology, trade names, and trademarks	10 to 20
Site location	15
Capitalized contract costs	10

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

For the Years Ended  December 31, 2021 and 2020

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

Equity Investments

Our equity investments consist of investment in two private companies in which we do not have the ability to exercise significant influence over their operating and financial activities. These investments are carried at cost as there is no market for the common stock, accordingly, no quoted market price is available. The investments are tested for impairment, at least annually, and more frequently upon the occurrences of certain events. We have adopted the provisions of ASU 2016-01 and use the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Investments in Unconsolidated Entities

We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting. In accordance with ASC 323-30, we account for investments in limited partnerships and limited liability companies using the equity method of accounting when its investment is more than minimal (greater than 3% to 5%). Our share of income (loss) of such entities is recorded as a single amount as equity in income (loss) of unconsolidated affiliates. Dividends, if any, are recorded as a reduction of the investment.

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

For the Years Ended  December 31, 2021 and 2020

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

Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606, Revenue from Contracts with Customers. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized in 2021 and in 2020 was $1,677,415 and $1,373,339, respectively.

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

For the Years Ended  December 31, 2021 and 2020

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $652,885 and $595,750 for the years ended December 31, 2021 and 2020, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. At December 31, 2021, Redeemable Noncontrolling Interests recorded within our consolidated balance sheets relate to our Broadband subsidiaries (see Note 6) and our Special Purpose Acquisition Company (see Note 17).

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. We involve an independent, third-party actuary to assist us in the estimation of reserves for losses and loss adjustment expenses. Estimates are based on paid and incurred loss development factors and expected loss ratios, which are primarily driven by historical claims paid and incurred data and consideration of the level of premiums written during the current and prior year. Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve. The effects of changes in estimated reserves are included within cost of insurance revenues in our consolidated results of operations in the period in which the estimates are updated. The reserves are included within accounts payable and accrued expenses in our consolidated balance sheets.

Segment Information

Operating segments are defined as the components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and growth opportunities of each respective segment.

Our current operations for the years ended  December 31, 2021 and 2020 include the outdoor advertising industry, the broadband services industry, and the insurance industry.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic income (loss) per common share is computed by dividing the net income (loss) available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the years ended December 31, 2021 and 2020, we had potentially dilutive securities in the form of stock warrants.

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

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2021 and 2020, we recognized no interest and penalties. As of December 31, 2021 and 2020, we had no accruals for interest and penalties.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 17, all of the 13,598,898 Class A Common Stock sold as part of the Units in Yellowstone's Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with Yellowstone's liquidation, if there is a stockholder vote or tender offer in connection with the Sky business combination and in connection with certain amendments to Yellowstone's second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

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

Warrants Liability

We account for warrants for shares of Yellowstone's common stock that are not indexed to Yellowstone's own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in our statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants issued in connection with Yellowstone's Public Offering has been measured based on the listed market price of such Warrants (see Note 9 and Note 17 for further discussion).

COVID-19 Impact

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic in 2020 by the World Health Organization, affecting the populations of the United States as well as many foreign countries. The recent COVID-19 outbreak has created significant volatility and economic disruption and the impact on our future operations and financial position is uncertain. The outbreak of COVID-19 may have materially negatively impacted and may continue to materially negatively impact our business, financial performance and condition, operating results and cash flows and the value of our investments in other businesses. However, the significance, extent and duration of such impact remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States and other regions in which we operate, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted.  The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses, including real estate operations, and related pro forma financial information. As noted in the final rule, the amendments “are intended to improve for investors the financial information about acquired or disposed businesses, facilitate more timely access to capital, and reduce the complexity and costs to prepare the disclosure.” Among other changes, the final rule modifies the significance tests and improves the disclosure requirements for (i) acquired or to be acquired businesses, (ii) real estate operations, and (iii) pro forma financial information.  The final rule is applicable for a registrant’s fiscal year beginning after December 31, 2020, with early adoption permitted. We adopted this guidance effective January 1, 2020.

In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improves consistent application of GAAP for other areas by clarifying and amending existing guidance. This guidance is effective January 1, 2021. The adoption of this guidance did not have a material impact on our disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321, Investments—Equity Securities, Topic 323, Investments—Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging. This ASU clarifies that when accounting for certain equity securities, a company should consider observable transactions before applying or upon discontinuing the equity method of accounting for the purposes of applying the measurement alternative. This guidance is effective January 1, 2021 and did not have a material impact on financial statements or disclosures.

NOTE 3.	RESTRICTED CASH

Restricted cash consists of the following:

	December 31,
	2021	2020

Insurance premium escrow	$-	$280,269

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	December 31,

	2021	2020

Cash and cash equivalents	$72,508,528	$44,665,972
Funds held as collateral	9,185,872	10,006,075
Restricted cash	-	280,269

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$81,694,400	$54,952,316

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2021	2020

Trade accounts	$3,688,116	$3,537,864
Premiums	901,769	832,221
Allowance for doubtful accounts	(121,022)	(328,522)

Total Accounts Receivable, net	$4,468,863	$4,041,563

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2021	2020

Structures and displays	$56,087,039	$42,858,525
Fiber, towers, and broadband equipment	20,637,161	11,358,650
Land	7,035,274	359,692
Vehicles and equipment	4,419,615	2,522,810
Office furniture and equipment	4,006,032	2,150,729
Accumulated depreciation	(15,730,095)	(10,382,442)

Total Property and Equipment, net	$76,455,026	$48,867,964

Depreciation expense for the years ended  December 31, 2021 and 2020 was $5,579,026, and $3,704,700 respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS

2021 Acquisitions

During the year ended December 31, 2021, we completed three acquisitions of outdoor advertising businesses and related assets as well as the acquisition of a surety brokerage company. The outdoor advertising businesses were acquired for the purpose of expanding our presence in the outdoor advertising market in the Midwestern United States.  The membership units of the surety brokerage company were acquired for the purpose of expanding our presence in the surety and fidelity insurance business in the United States. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

Insurance Acquisition

American Contracting Services

On April 1, 2021, our subsidiary, GIG, acquired 100% of the stock of American Contracting Services, Inc., which we refer to as "ACS," a surety brokerage company located in Ohio, for a purchase price of $3,455,000. The total purchase price consists of $2,225,000 of cash, ten percent of which was held back by GIG and will be disbursed, subject to any claims for indemnification, over an 18-month period, and $1,230,000 in contingent consideration.  The fair value of the contingent consideration, classified in other long-term liabilities in the consolidated balance sheet, is dependent on the probability of ACS achieving certain financial performance targets. The contingent consideration ranges between zero and $1,275,000 and is payable twenty-four months following the closing date.

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

Outdoor Advertising Acquisitions

Thomas Outdoor

On January 26, 2021, our subsidiary, LMO, acquired from Thomas Outdoor Advertising, Inc., which we refer to as “Thomas,” 238 billboard structures and related assets located in Kansas for a purchase price of $6,102,508 paid in cash. Our purchase price allocation related to Thomas includes property, plant and equipment, intangibles, and goodwill of $1,706,708, $1,551,000 and $2,618,431, respectively, as well as other net assets of $226,369.  The intangible assets include customer relationships and permits which have useful lives of fifteen years and ten years, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2021 Acquisitions (Continued)

Keleher Outdoor

On November 19, 2021, Link Billboards Oklahoma, LLC, our wholly-owned subsidiary, which we refer to as "LBO", purchased the outdoor advertising assets of Keleher Outdoor Advertising, Inc. and Keleher Enterprises, Inc. (together "Keleher"), based in Bartlesville, OK for a purchase price of $12,220,000. Keleher was founded in 1975 and operates over 600 billboard faces in Oklahoma and southeast Kansas. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for structures and permits. The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States.

The following is a summary of the preliminary allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

Keleher
Assets Acquired
Property, plant and equipment	$3,138,245
Customer relationships	975,000
Permits	178,950
Goodwill	8,266,086
Right of use assets	1,634,263
Other	157,864

Total Assets Acquired	14,350,408

Liabilities Assumed
Lease liabilities	1,634,263
Other	496,145

Total Liabilities Assumed	2,130,408

Total	$12,220,000

The intangible assets include customer relationships and permits which have useful lives of fifteen years and ten years, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2021 Acquisitions (Continued)

Missouri Neon

On December 30, 2021, LBO purchased the outdoor advertising assets of  Missouri Neon Outdoor, based in Springfield, MO. Missouri Neon Outdoor previously operated over 800 billboard faces in Missouri, Oklahoma and Arkansas. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for structures and permits. The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States.

The following is a summary of the preliminary allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

Neon
Assets Acquired
Property, plant and equipment	$8,311,014
Customer relationships	1,972,000
Permits	421,250
Goodwill	12,013,144
Right of use assets	4,093,478
Other	205,272

Total Assets Acquired	27,016,158

Liabilities Assumed
Lease liabilities	4,093,478
Other	777,332

Total Liabilities Assumed	4,870,810

Total	$22,145,348

The intangible assets include customer relationships and permits which have useful lives of fifteen years and ten years, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2020 Acquisitions

During the year ended December 31, 2020, we completed two acquisitions of broadband service providers and related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

FIF AireBeam

On March 10, 2020, FIF AireBeam, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire," a broadband services provider, as well as other assets used in the business operations owned by entities related to FibAire. The acquisition was accounted for as a business combination under the provisions of ASC 805. Under the terms of the asset purchase agreement, all purchased assets were sold on a debt-free basis to AireBeam. The total purchase price of $13,712,491 was paid 90% in cash and the remaining 10% of the purchase price was paid by issuing to FibAire 10% of the outstanding equity of AireBeam. During the second quarter of 2021, we purchased the non-controlling interest in AireBeam from the non-controlling owner for $664,414. The 10% interest previously owned by FibAire is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheets as of December 31, 2020.

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

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2020 Acquisitions (Continued)

FIF Utah

On December 29, 2020, FIF Utah, our wholly-owned subsidiary, acquired substantially all of the business assets of Utah Broadband, LLC, a broadband services provider, which we refer to as “UBB,” as well as other assets used in the business operations owned by entities related to UBB. Under the terms of the Agreement, FIF Utah assumed only certain liabilities of UBB. The total purchase price of $26,603,700 was paid 80% in cash and the remaining 20% of the purchase price was paid by issuing to UBB 20% of the outstanding equity of FIF Utah. A portion of the cash purchase price was held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants, and other obligations of UBB under the Agreement. At any time, UBB has the option, but not the obligation, to sell FIF Utah its entire ownership interest in FIF Utah. FIF Utah would be obligated to purchase the units and pay for the purchase over a three-year period if UBB elects to exercise this option. Subject to the occurrence of certain future events, FIF Utah has the option, but not the obligation, to purchase UBB’s ownership interest in FIF Utah, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses. The 20% interest outstanding owned by UBB is included within "Redeemable Noncontrolling Interest" in our consolidated Balance Sheets.

The following is a summary of the allocation of the purchase price, which includes the final fair value allocation of the assets acquired and liabilities assumed:

UBB
Assets Acquired
Property, plant and equipment	$7,319,000
Customer relationships	5,100,000
Trade names and trademarks	1,910,000
Goodwill	12,511,000
Right of use assets	3,226,355
Other	201,000

Total Assets Acquired	30,267,355

Liabilities Assumed
Accounts payable and deferred revenue	437,300
Lease liabilities	3,226,355

Total Liabilities Assumed	3,663,655

Total	$26,603,700

Measurement-period adjustments recorded during 2021 increased the fair value assigned to UBB’s property, plant and equipment and goodwill by $1,149,000 and $1,481,000, respectively, and reduced the values assigned to intangible assets by $2,630,000. Depreciation and amortization expense were not materially impacted by the change.

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

For the Years Ended  December 31, 2021 and 2020

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2020. For all of the business acquisitions depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual or preliminary acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to forty years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	For the Year Ended
	December 31,

	2021	2020

Revenue	$62,867,128	$66,105,808

Net Income Attributable to Common Stockholders	$53,575,855	$3,606,687

Basic and Diluted Net Income per Share	$1.84	$0.14

Basic and Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,046,514	25,675,820

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$49,535,976	$(23,611,856)	$25,924,120	$46,740,483	$(20,558,751)	$26,181,732
Permits, licenses, and lease acquisition costs	11,560,896	(3,413,876)	8,147,020	11,053,673	(2,412,313)	8,641,360
Site location	849,347	(250,085)	599,262	849,347	(193,462)	655,885
Noncompetition agreements	626,000	(488,134)	137,866	626,000	(386,934)	239,066
Technology	1,128,000	(311,250)	816,750	1,128,000	(212,250)	915,750
Trade names and trademarks	3,852,200	(590,575)	3,261,625	3,602,202	(369,175)	3,233,027
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Capitalized contract costs	1,018,600	(16,717)	1,001,883	-	-	-
Easements	5,463,526	-	5,463,526	4,507,089	-	4,507,089

Total	$74,062,545	$(28,710,493)	$45,352,052	$68,534,794	$(24,160,885)	$44,373,909

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 7.	INTANGIBLE ASSETS (Continued)

The future amortization associated with the intangible assets is as follows:

	December 31,
	2022	2023	2024	2025	2026	Thereafter	Total

Customer relationships	$3,245,199	$3,245,199	$3,245,199	$3,245,199	$3,245,199	$9,698,125	$25,924,120
Permits, licenses and lease acquisition costs	1,063,670	1,063,670	1,063,670	1,050,662	1,024,172	2,881,176	8,147,020
Site location	56,623	56,623	56,623	56,623	56,623	316,147	599,262
Noncompetition agreements	90,366	46,100	1,400	-	-	-	137,866
Technology	99,000	99,000	99,000	99,000	99,000	321,750	816,750
Trade names and trademarks	225,567	225,567	225,567	225,567	225,567	2,133,790	3,261,625
Capitalized contract costs	101,860	101,860	101,860	101,860	101,860	492,583	1,001,883

Total	$4,882,285	$4,838,019	$4,793,319	$4,778,911	$4,752,421	$15,843,571	$39,888,526

Amortization expense for the years ended  December 31, 2021 and 2020 was $4,549,608 and $3,987,003, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	96
Permits, licenses, and lease acquisition costs	92
Site location	127
Noncompetition agreements	17
Technology	99
Trade names and trademarks	174
Capitalized contract costs	118

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and corporate bonds.  Certificates of deposit, U.S. Treasury securities and corporate bonds held by UCS are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Other corporate bonds are classified as trading and reported at fair value, with any unrealized holding gains and losses during the period included in earnings. For the year ended December 31, 2021 and 2020, gains (losses) on redemptions of U.S. Treasury securities held to maturity were ($61,103) and $13,159, respectively.

	December 31,
	2021	2020

Certificates of deposit	$310,276	$1,035,827
Corporate bonds classified as trading	-	1,020,000
U.S. Treasury notes and corporate bond held to maturity	4,418,719	4,994,848

Total	$4,728,995	$7,050,675

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  December 31, 2021 and 2020 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, December 31, 2021	$20,893,647	$49,723,850	$70,617,497

Marketable equity securities, December 31, 2020	$68,205,548	$(4,169,066)	$64,036,482

U.S. Treasury Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of  December 31, 2021 and 2020 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain	Value

U.S. Treasury trading securities, December 31, 2021	$87,541,764	$3,140	$87,544,904

U.S. Treasury trading securities, December 31, 2020	$37,766,133	$1,812	$37,767,945

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Securities held in Trust

Yellowstone's U.S. treasury securities held in the Trust Account are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate.

Long-term Investments

Long-term investments consist of U.S. Treasury securities held to maturity and certain equity investments. We have the intent and the ability to hold the U.S. Treasury securities to maturity, which ranges from 2023 to 2024. Our U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

CB&T Holding Corporation

During May 2018, we invested $19,058,485 in voting common stock of CB&T Holding Corporation, which we refer to as “CB&T,” the privately-held parent company of Crescent Bank & Trust. Our investment represents 14.99% of CB&T’s outstanding common stock. CB&T is a closely held corporation, whose majority ownership rests with one family.

Long-term investments consist of the following:

	December 31,

	2021	2020

U.S. Treasury securities, held to maturity	$154,265	$286,015
Preferred stock	104,019	104,019
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$19,316,769	$19,448,519

We reviewed our investments as of  December 31, 2021 and 2020 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, private aviation infrastructure, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC and 24th Street Holding Company, LLC, having a combined carrying amount of $717,722 as of December 31, 2021, are managed by an entity controlled by a member of our board of directors.

Dream Finders Homes, Inc.

In late December 2017, we invested $10 million in non-voting common units of Dream Finders Holdings LLC, which we refer to as “DFH,” the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. During the first quarter of 2020, we obtained additional non-voting shares of DFH which increased our ownership in the company to approximately 5.6%. As a result, we began applying the equity method of accounting for our investment in DFH prospectively from January 1, 2020, the date we obtained the additional shares.

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

On January 20, 2021, Dream Finders Homes, Inc. announced the pricing of its initial public offering of 9,600,000 shares of Class A common stock at the initial public offering price of $13.00 per share. Shares of Class A common stock began trading on the NASDAQ Global Select Market under the symbol “DFH” on January 21, 2021. Concurrent with the closing of the initial public offering, all of the outstanding non-voting common units and Series A preferred units of DFH were converted into shares of Class A common stock of Dream Finders Homes, Inc., and all of the outstanding common units of DFH LLC were converted into shares of Class B common stock of Dream Finders Homes, Inc. As a result, our previous equity interest in DFH was converted into 4,681,099 shares of DFH Class A common stock, which are no longer accounted for under the equity method but marked to market each reporting period consistent with the other publicly traded equity securities we hold. In addition, one of our subsidiaries purchased 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering.

24th Street Fund I & 24th Street Fund II

During 2020, we invested a total of $6,000,000 in two funds, 24th Street Fund I, LLC, and 24th Street Fund II, LLC, that are managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC, of which we currently own approximately 49.9% both directly and indirectly through our ownership in Logic.  The funds are focused on opportunities within secured lending and direct investments in commercial real estate.

Sky Harbour LLC

On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously-announced investment of $55 million in Series B Preferred Units of Sky Harbour LLC (“SHG”). Upon the successful consummation of the proposed Sky business combination, these units will convert into 5,500,000 shares of the post-combination public company’s Class A common stock, at a price of $10 per share. See further discussion within Note 17.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	December 31,

	2021	2020

Beginning of year	$20,913,896	$771,805
Additional investments in unconsolidated affiliates	55,000,000	16,000,000
Distributions received	(2,251,766)	(1,433,480)
Reclassification of investment in affiliate to marketable securities	(12,880,146)	-
Equity in income of unconsolidated affiliates	878,921	5,575,571

End of year	$61,660,905	$20,913,896

Combined summarized financial data for these affiliates is as follows:

	December 31,

	2021	2020

Revenue	$31,071,188	$1,147,735,494
Gross profit	9,562,278	176,953,564
Income from continuing operations	(10,049,214)	82,992,830
Net income	(11,382,572)	86,847,498

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

For the Years Ended  December 31, 2021 and 2020

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

At December 31, 2021 and 2020, our financial instruments included cash, cash equivalents, restricted cash, receivables, marketable securities, investments, accounts payable, liability-classified warrants, and long-term debt. The carrying value of cash, cash equivalents, restricted cash, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments.  As our long-term debt was modified during the fourth quarter of 2021, its interest rate is considered to approximate market rates at December 31, 2021. If our debt was measured at fair value within our consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy.

Warrants

We have determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 are subject to treatment as a liability. We utilized a binomial lattice model to value the warrants as of their issuance date, and subsequently mark them to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the public warrants for the years ended December 31, 2021, and 2020, resulted in income (loss) of $2,854,407 and ($217,582), respectively, which is included within "Remeasurement of warrant liability" within our consolidated statement of operations. The warrants were classified as Level 1 instruments as of December 31, 2021 and 2020.

Marketable Equity Securities, U.S. Trading Securities, and Corporate Bonds

During the second quarter of 2021, we removed the discount previously placed on our shares of DFH's Class A Common Stock for the lack of marketability related to our lock-up period pursuant to Rule 144 of the Securities Act of 1933. Our shares of DFH's Class A Common Stock are included within "Marketable equity securities" within our December 31, 2021 Consolidated Balance Sheet.

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $46,000,000. These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

		Quoted Prices	Realized Gains	Total Changes
	Total Carrying	in Active	and (Losses)	in Fair Values
	Amount in	Markets for	Included in	Included in
	Consolidated	Identical	Current Period	Current Period
	Balance Sheet	Assets	Period Earnings	Earnings (Loss)

Marketable equity securities, U.S. Treasury trading securities, and corporate bonds at December 31, 2021	$158,162,401	$158,162,401	$44,610,838	$48,613,962

Marketable equity securities, U.S. Treasury trading securities, and corporate bonds at December 31, 2020	$102,824,427	$102,824,427	$5,701,048	$(10,399,932)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

NOTE 10.	INCOME TAXES

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities.

The components of income tax expense for the years ended December 31, the tax effects of temporary differences that give rise to deferred taxes at December 31, and the components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020

Income tax (provision) benefit:
Current federal income tax expense (benefit)	$-	$(44,486)
Current state income tax expense (benefit)	-	(12,894)
Deferred federal income tax expense (benefit)	13,322,593	(1,579,511)
Deferred state income tax expense (benefit)	4,371,387	2,224,254

Total Income Tax Expense Before Valuation Allowance	17,693,980	587,363

Valuation allowance	-	(587,363)

Total Income Tax Expense	$17,693,980	$-

Deferred tax assets:
Net operating loss carryforwards	$6,831,339	$7,111,956
Tax credits	366,366	366,366
Intangibles	-	47,731
Lease liabilities	16,636,855	14,064,430
Premium adjustments and IBNR	404,891	776,456
Unrealized loss on securities	-	1,126,052
Other	16,754	-
Valuation allowance	(2,165,808)	(7,230,229)

Net Deferred Tax Assets	$22,090,397	$16,262,762

Deferred tax liabilities:
Property and equipment	$(7,770,312)	$(1,754,929)
Intangibles	(1,480,060)	-
Right of use assets	(16,810,802)	(14,311,642)
Deferred acquisition costs	-	(187,002)
Investment in unconsolidated subsidiaries	(887,327)	(9,189)
Unrealized gain on securities	(12,892,876)	-

Total Deferred Tax Liabilities	(39,841,377)	(16,262,762)

Net Deferred Tax Liabilities	$(17,750,980)	$-

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. During the year ended December 31, 2021, we reversed the overall valuation allowance previously recorded against our net deferred tax asset and only recorded a valuation allowance against certain deferred tax assets that we have determined are not more-likely-than-not realizable. Management's decision to reverse the valuation allowance during the first quarter of 2021 was driven by the recognition of significant pre-tax book income and deferred tax liabilities driven by unrecognized gains on securities during the quarter due to the IPO of Dream Finders Homes, Inc. on January 20, 2021 (see further discussion within Note 8). For the year ended December 31, 2020, we had recorded a full valuation allowance due to historical losses before income taxes which reduced management’s ability to rely on future expectations of taxable income.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 10.	INCOME TAXES (Continued)

As of December 31, 2021, we have available federal tax operating loss carry forwards of approximately $25.4 million. Of the $25.4 million, $6.7 million arose in years beginning before 2018. Tax operating loss carry forwards generated in years prior to 2018 may be applied against future taxable income and expire in 2035 through 2037. Tax operating loss carryovers arising in years after 2017 may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carry forwards of approximately $24.9 million, which are available to reduce future state taxable income and expire at various times and in various amounts.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, annual use of our net operating losses may be limited if it is determined that an ownership shift has occurred. An ownership shift is generally defined as a cumulative change in equity ownership by ‘‘5% shareholders’’ that exceeds 50 percentage points over a rolling three-year period. At this time, a Section 382 study has not been performed to determine if such an ownership shift has occurred.

A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	For the Year Ended December 31,
	2021	2020

Federal income tax at statutory rate	$15,291,464	$(280,069)
State income tax, net of federal benefit	4,498,347	(12,894)
Provision to return adjustments	973,002	-
Nondeductible officer's compensation	3,803,973	-
Warrant income	(1,672,815)	-
Other permanent differences	(56,592)	5,422
Other	(21,978)	(299,822)
Change in valuation allowance	(5,121,421)	587,363
Federal income tax at effective rate	$17,693,980	$-

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

The federal and state statutes of limitation for assessment of tax liability generally lapse within three and four years, respectively, after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized. As of December 31, 2021, we do not have any open exams; however, tax years beginning after December 31, 2018 are subject to examination by the Internal Revenue Service.

NOTE 11.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, January 1, 2020	2,044,705
Additions	96,864
Accretion expense	140,704
Liabilities settled	-
Balance, December 31, 2020	$2,282,273
Additions	1,057,327
Accretion expense	134,360
Liabilities settled	(311,235)
Balance, December 31, 2021	$3,162,725

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended

December 31, 2021 and 2020

NOTE 12.	CAPITAL STOCK

On May 28, 2020, we entered into an underwriting agreement, which we refer to as the “underwriting agreement,” with Wells Fargo Securities, LLC and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “2020 firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “2020 option shares.” Adam Peterson and Alex Rozek, our Co-Chairmen, together with another member of our board of directors and another employee, purchased, directly or through their affiliates, an aggregate of 39,375 shares of Class A common stock in the offering at the public offering price.  On June 2, 2020, we announced the completion of the public offering for a total of 3,680,000 shares, including both the 2020 firm shares and all of the 2020 option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of approximately $58.9 million. We raised this capital to fund the planned expansion of our recently acquired fiber-to-the-home broadband, telecommunication business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. We do not have current agreements, commitments or understandings for any specific material acquisitions at this time. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020.

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

At December 31, 2021, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 12.	CAPITAL STOCK (Continued)

A summary of warrant activity for the years ended December 31, 2021 and 2020, is presented in the following table:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of January 1, 2020	105,556	$9.95	5.5	$1,170,616
Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2020	105,556	$9.95	4.5	$1,868,341

Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2021	105,556	$9.95	3.5	$1,982,342

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

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

On  December 6, 2021, Link entered into a Fourth Amendment to the Credit Agreement with the Lender which modified the original Credit Agreement by merging all outstanding principal amounts under both Term Loan 1 and Term Loan 2 into one term loan (the "Term Loan") having a fixed interest rate of 4.00% per annum, and increasing the total Term Loan borrowing limit to $30,000,000.

As of December 31, 2021, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2023.

Long-term debt included within our consolidated balance sheet as of December 31, 2021 consists of Term Loan borrowings of $30,000,000, of which $1,490,427 is classified as current.  There were no amounts outstanding related to the revolving line of credit as of December 31, 2021.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2019 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2020 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ended December 31, 2021 and thereafter, of not greater than 3.00 to 1.0; minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters, with testing that commenced as of December 31, 2019 based on the December 31, 2019 audited financial statements. The Company was in compliance with these covenants as of December 31, 2021 and 2020.

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

The aggregate minimum principal payments required on long-term debt as of December 31, 2021 were as follows: $1,490,427 in 2022, $1,545,090 in 2023, $1,605,871 in 2024, $1,675,281 in 2025, $1,744,500 in 2026 and $ 21,938,831 thereafter.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

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

Operating Lease Cost

Operating lease cost for the years ended  December 31, 2021 and 2020 is as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2021	December 31, 2020	Statement of Operations Classification

Lease cost	$6,954,708	$6,328,994	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	647,242	467,797	Cost of billboard revenues and general and administrative

Total Lease Cost	$7,601,950	$6,796,791

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2021	December 31, 2020

Cash payments for operating leases	$6,557,563	$6,211,256
New operating lease assets obtained in exchange for operating lease liabilities	$13,987,968	$881,610

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 14.	LEASES (Continued)

Operating Lease Assets and Liabilities

	December 31, 2021	December 31, 2020	Balance Sheet Classification

Lease assets	$61,252,888	$52,849,492	Other Assets: Right of use assets

Current lease liabilities	$4,580,833	$4,354,664	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	56,032,547	47,581,933	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$60,613,380	$51,936,597

Maturity of Operating Lease Liabilities

December 31, 2021

2022	$7,186,289
2023	6,898,168
2024	6,391,603
2025	6,068,409
2026	5,744,706
Thereafter	58,827,623

Total lease payments	91,116,798
Less imputed interest	(30,503,418)

Present Value of Lease Liabilities	$60,613,380

As of  December 31, 2021 our operating leases have a weighted-average remaining lease term of 17.65 years and a weighted-average discount rate of 4.65%.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

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

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, Virginia, West Virginia, and Wisconsin.

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona, Florida and Utah.

					Total
Year Ended December 31, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$10,238,310	$31,499,235	$15,234,266	$-	$56,971,811
Segment gross profit	7,055,813	19,404,401	11,920,506	-	38,380,720
Segment (loss) income from operations	(778,703)	2,744,468	391,356	(26,123,990)	(23,766,869)
Capital expenditures	3,167,342	42,871,326	12,517,328	7,254,134	65,810,130
Depreciation and amortization	206,223	7,013,578	2,813,901	94,932	10,128,634

					Total
Year Ended December 31, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$13,645,962	$28,260,964	$3,836,537	$-	$45,743,463
Segment gross profit	6,955,759	16,988,615	3,290,431	-	27,234,805
Segment (loss) income from operations	(197,377)	607,542	388,960	(5,794,032)	(4,994,907)
Capital expenditures	-	4,354,770	43,806,659	734,749	48,896,178
Depreciation and amortization	484,495	6,636,205	571,003	-	7,691,703

					Total
As of December 31, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,495,664	$2,770,428	$202,771	$-	$4,468,863
Goodwill	11,058,922	120,642,896	19,635,158		151,336,976
Total assets	57,150,042	276,266,829	69,113,699	404,523,223	807,053,793

					Total
As of December 31, 2020	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,160,424	$2,633,711	$247,428	$-	$4,041,563
Goodwill	8,719,294	97,572,994	18,154,158	-	124,446,446
Total assets	54,536,523	219,607,150	48,496,371	318,067,382	640,707,426

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 16.	RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

	2021	2020
Losses and LAE at January 1	$2,492,334	$1,203,493

Provision for losses and LAE claims arising in:
Current year	698,075	2,221,844
Prior year	664,229	794,622
Total incurred	1,362,304	3,016,466
Losses and LAE payments for claims arising in:
Current year	1,259,276	1,182,375
Prior years	873,836	444,630
Total payments	2,133,112	1,627,005

Less reinsurance recoverable	340,000	100,620

Losses and LAE at December 31	$1,381,526	$2,492,334

For the year ended December 31, 2021, $873,836 was paid for incurred losses and loss adjustment expenses attributable to insured events of prior years. There has been a $1,170,001 favorable prior year development during the year ended December 31, 2021. Reserves remaining as of December 31, 2021, for prior years are $664,229 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended December 31, 2020, $444,630 was paid for incurred losses and loss adjustment expenses attributable to insured events of prior years. There was a $167,000 favorable prior year development during the year ended December 31, 2020.

Reserves remaining as of December 31, 2020, for prior years were $794,622 as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year defaults in the default inventory, including the impact of previously identified defaults that cured. Original estimates are increased or decreased as additional information becomes known regarding individual losses. At December 31, 2021 and 2020 reinsurance recoverables were $340,000 and $100,620, respectively.

NOTE 17.	SPECIAL PURPOSE ACQUISITION COMPANY

On September 25, 2020, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of units of a special purpose acquisition company (“SPAC”) named Yellowstone Acquisition Company, which we refer to as “Yellowstone.” Our subsidiary, BOC Yellowstone LLC, which we refer to as “BOC Yellowstone,” served as the sponsor of Yellowstone. The purpose of the offering is to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance and broadband services businesses.

Prior to the filing of Yellowstone's Registration Statement on Form S-1, BOC Yellowstone purchased 5,750,000 shares of Yellowstone's Class B common stock, par value $0.0001 per share, for an aggregate price of $25,000. Between October 9, 2020, and December 31, 2020, BOC Yellowstone surrendered 2,350,276 shares of Class B common stock to Yellowstone for no consideration, resulting in an aggregate of 3,399,724 shares of Yellowstone's Class B common stock outstanding as of December 31, 2021 and 2020. The shares of Class B common stock will automatically convert into shares of Yellowstone's Class A common stock on a one-for-one basis at the time of the closing of the Sky business combination and are subject to certain transfer restrictions.

On October 26, 2020, Yellowstone consummated its initial public offering (the "IPO"), of 12,500,000 units (the “Units”). Each Unit consisted of one share of Class A common stock of Yellowstone, par value $0.0001 per share, and one-half of one redeemable warrant of Yellowstone, each whole warrant entitling the holder thereof to purchase one whole share of Yellowstone's Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to Yellowstone of $125,000,000, and trade on the NASDAQ Stock Market, LLC under the ticker symbol “YSACU”.  After the securities comprising the units began separate trading, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “YSAC” and “YSACW,” respectively.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 17.	SPECIAL PURPOSE ACQUISITION COMPANY (Continued)

On November 16, 2020, BOC Yellowstone transferred to BOC Yellowstone II LLC, which we refer to as “BOC Yellowstone II,” 206,250 shares of Class B common stock for no consideration. All other shares of Class B common stock are owned by BOC Yellowstone.  BOC Yellowstone sold to the lead investor in Yellowstone’s IPO a membership interest in BOC Yellowstone II for a purchase price of $309,375. Upon the completion of any business combination, BOC Yellowstone has agreed to transfer the 206,250 shares of Class B common stock to this investor. Any Class B common stock ultimately distributed to the investor is subject to all restrictions imposed on BOC Yellowstone, including but not limited to, waiver of redemption rights in connection with completion of any initial business combination and rights to liquidating distributions from Yellowstone's trust account if Yellowstone fails to complete an initial business combination. Any shares held by such investor will be subject to the anti-dilution provisions for the Class B common stock and the impact thereof. BOC Yellowstone is the sole managing member of BOC Yellowstone II.

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

On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, which we refer to as “SHG,” a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. Upon closing of the business combination, which is subject to a number of closing conditions, including but limited to approval of the transaction by Yellowstone’s shareholders, SHG will become a publicly traded company, and it is expected that its common stock will be listed on the NYSE exchange. It is currently anticipated that the combined company will have an implied pro forma equity market value of approximately $777 million at closing, assuming none of Yellowstone’s public shareholders request that their shares be redeemed.

On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously-announced investment of $55 million in Series B Preferred Units of SHG. Upon the successful consummation of the business combination, these units will convert into 5,500,000 shares of the post-combination public company’s Class A common stock, at a price of $10 per share. In addition to our $55 million investment, we have also agreed to provide to SHG an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share through a private placement investment (“PIPE”). In the event the business combination is not consummated, our investment will remain as Series B Preferred Units of SHG.

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

The Company classifies all shares of Yellowstone's Class A Common Stock as redeemable noncontrolling interest within temporary equity and recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable noncontrolling interest to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are effected through charges against retained earnings or accumulated deficit. Earnings and losses are shared pro rata between Yellowstone's Class A common stock and Class B common stock.

Yellowstone’s assets that are measured at fair value on a recurring basis at December 31, 2021 are comprised of $69,378,000 of marketable U.S. treasury securities and $69,382,121 of money market funds, both of which are held in the Trust Account, and $11,908,671 of Public and Private Placement warrants issued in connection with Yellowstone's Initial Public Offering, all of which are classified as Level 1 within the fair value hierarchy and are measured using quoted prices in active markets for identical assets or liabilities.

We have determined that (i) Yellowstone is a Variable Interest Entity, (ii) we are the primary beneficiary, and (iii) it is appropriate to consolidate Yellowstone under applicable accounting guidance outlined within ASC 810, Consolidation.  As a result, both the Founders Shares and Private Placement Warrants are eliminated in consolidation.  See further discussion of Yellowstone's proposed business combination with SHG within Note 20.

NOTE 18.	MANAGEMENT INCENTIVE BONUS PLAN

On January 10, 2022, the Board of Directors of Boston Omaha Corporation, based upon the recommendation of the Compensation Committee of the Board of Directors, awarded bonuses to each of its co-chief executive officers pursuant to the Company's Amended and Restated Management Incentive Bonus Plan.  The Bonus Plan is designed to encourage the growth in the Company's "Adjusted Stockholders' Equity", as defined in the Bonus Plan, based upon the increase in the Company's stockholders equity for such fiscal year less any increase arising from the sale of Company securities.   Under the Bonus Plan, the total awards shall equal 20% of the amount by which Adjusted Stockholders’ Equity Per Share for the applicable fiscal year exceeds 106% of Adjusted Stockholders’ Equity Per Share for the preceding fiscal year, subject to any limitation on total amounts payable under the Bonus Plan as may be established by the Bonus Plan and/or the Compensation Committee and in any event subject to a high water mark for the highest level for the Adjusted Stockholders’ Equity Per Share as previously determined by the Compensation Committee based upon the Company’s financial statements as filed with the Securities and Exchange Commission. Based upon these and other factors, the Compensation Committee recommended a bonus for each of the co-chief executive officers of $7,500,000, for a total bonus payment under the Plan of $15,000,000, which was approved by the Board of Directors. At December 31, 2021, the total bonus payment of $15,000,000 was recorded within "Accounts payable and accrued expenses" in our consolidated Balance Sheets.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2021 and 2020

NOTE 19.	CUSTODIAL RISK

As of December 31, 2021, we had approximately $76,696,347 in excess of federally insured limits on deposit with financial institutions.

NOTE 20.	SUBSEQUENT EVENTS

On January 25, 2022, Yellowstone completed the previously announced proposed business combination with SHG following stockholder approval. Following the consummation of the business combination, SHG became a consolidated subsidiary of Yellowstone, which was renamed SHG Corporation, shares of which listed for trading on the New York Stock Exchange under the symbol “SKYH”.  Also in connection with the business combination, SHG Corporation entered into a subscription agreement with BOC YAC, LLC, our wholly-owned subsidiary, pursuant to which SHG Corporation issued to us 4,500,000 shares of Class A common stock at a price of $10 per share, for total cash consideration of $45,000,000.  As a result of the business combination, we will no longer consolidate Yellowstone within our financial statements. At March 25, 2022, our total investment in SHG Corporation, consisting of 13,118,474 shares of Class A common stock, after giving effect of the distribution of 75,000 shares of Sky class A common stock to the Yellowstone outside directors and 206,250 shares of Sky class A common stock to an investor in the Yellowstone IPO, and 7,719,779 Private Placement Warrants, based on its closing price on such date, was valued at approximately $326 million.

In connection with the transaction on January 25, 2022, Yellowstone paid the deferred underwriting fee of $4,759,615 as well as the outstanding note payable to sponsor of $1,000,000 in full.

On February 18, 2022, CB&T repurchased shares from an existing shareholder, increasing our ownership percentage to 15.60%.