Form 10-Q
period 2022-03-31
BOSTON OMAHA Corp
filed 2022-05-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(857) 256-0079

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Class A common stock, $0.001 par value per share	BOC	The New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,642,801 shares of Class A common stock and 1,055,560 shares of Class B common stock as of May 13, 2022.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2022

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2022 and 2021

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2022	2021

Current Assets:
Cash and cash equivalents	$86,605,055	$72,508,528
Investments held in trust - special purpose acquisition company	-	138,760,121
Accounts receivable, net	5,153,577	4,468,863
Interest receivable	66,564	32,235
Short-term investments	16,479,873	4,728,995
Marketable equity securities	47,318,028	70,617,497
U. S. Treasury trading securities	24,290,092	87,544,904
Funds held as collateral assets	15,718,591	9,185,872
Prepaid expenses	3,058,970	2,862,913

Total Current Assets	198,690,750	390,709,928

Property and Equipment, net	79,982,007	76,455,026

Other Assets:
Goodwill	152,090,748	151,336,976
Intangible assets, net	43,477,050	45,352,052
Investments	21,411,080	19,316,769
Investments in unconsolidated affiliates	112,239,534	61,660,905
Deferred policy acquisition costs	819,292	812,898
Right of use assets	61,002,721	61,252,888
Other	906,986	156,351

Total Other Assets	391,947,411	339,888,839

Total Assets	$670,620,168	$807,053,793

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2022	2021

Current Liabilities:
Accounts payable and accrued expenses	$8,423,979	$25,270,869
Short-term payables for business acquisitions	1,166,552	1,618,102
Lease liabilities	4,600,650	4,580,833
Funds held as collateral	15,718,591	9,185,872
Unearned premiums	5,177,851	4,912,538
Current maturities of long-term debt	1,498,670	1,490,427
Deferred underwriting fee payable	-	4,759,615
Deferred revenue	2,437,834	2,207,427

Total Current Liabilities	39,024,127	54,025,683

Long-term Liabilities:
Asset retirement obligations	3,212,657	3,162,725
Lease liabilities	55,764,702	56,032,547
Long-term debt, less current maturities	28,115,244	28,509,573
Other long-term liabilities	1,549,653	1,399,655
Warrants liability	-	5,576,908
Deferred tax liability	24,700,602	17,750,980

Total Liabilities	152,366,985	166,458,071

Redeemable Noncontrolling Interest	5,320,740	144,270,503

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 28,642,801 shares issued and outstanding	28,643	28,643
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	484,160,054	483,855,423
Retained earnings	28,742,690	12,440,097

Total Stockholders' Equity	512,932,443	496,325,219

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$670,620,168	$807,053,793

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2022	2021

Revenues:
Billboard rentals, net	$9,138,149	$7,153,685
Broadband services	4,076,946	3,795,037
Premiums earned	2,288,449	1,786,564
Insurance commissions	697,200	400,177
Investment and other income	92,203	69,556

Total Revenues	16,292,947	13,205,019

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,527,372	2,861,747
Cost of broadband revenues (exclusive of depreciation and amortization)	910,775	756,213
Cost of insurance revenues (exclusive of depreciation and amortization)	1,180,891	1,129,210
Employee costs	5,424,220	4,242,147
Professional fees	2,190,597	1,093,983
General and administrative	2,579,835	2,227,863
Amortization	1,193,193	1,165,172
Depreciation	1,740,071	1,146,804
(Gain) loss on disposition of assets	(54,203)	35,567
Accretion	49,932	32,091

Total Costs and Expenses	18,742,683	14,690,797

Net Loss from Operations	(2,449,736)	(1,485,778)

Other Income (Expense):
Interest and dividend income	45,324	734,147
Equity in (loss) income of unconsolidated affiliates	(3,675,303)	140,297
Other investment income	2,615,323	107,308,122
Gain recognized on deconsolidation of special purpose acquisition company	24,977,740	-
Remeasurement of warrant liability	1,837,211	2,175,824
Interest expense	(301,649)	(235,326)

Net Income Before Income Taxes	23,048,910	108,637,286
Income tax provision	(6,680,139)	(20,517,226)

Net Income	16,368,771	88,120,060
Noncontrolling interest in subsidiary income	(66,178)	(3,682,433)

Net Income Attributable to Common Stockholders	$16,302,593	$84,437,627

Basic Net Income per Share	$0.55	$3.09

Diluted Net Income per Share	$0.55	$3.09

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	27,299,946

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,765,082	27,299,946

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2021	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$12,440,097	$496,325,219

Offering costs	-	-	-	-	(2,551)	-	(2,551)

Decrease in redeemable noncontrolling interest	-	-	-	-	307,182	-	307,182

Net income attributable to common stockholders, March 31, 2022	-	-	-	-	-	16,302,593	16,302,593

Ending Balance, March 31, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,160,054	$28,742,690	$512,932,443

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$16,368,771	$88,120,060
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	1,258,464	1,115,663
Depreciation, amortization, and accretion	2,983,196	2,344,067
Deferred income taxes	6,680,139	20,517,226
(Gain) Loss on disposition of assets	(54,203)	35,567
Bad debt expense	9,886	60,183
Gain on deconsolidation - special purpose acquisition company	(24,977,740)	-
Equity in earnings of unconsolidated affiliates	3,675,303	(140,297)
Remeasurement of warrant liability	(1,837,211)	(2,175,824)
Other investment (income) loss	(2,615,323)	(107,308,122)
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(696,784)	392,013
Interest receivable	(34,329)	277,530
Prepaid expenses	(494,414)	(49,284)
Distributions from unconsolidated affiliates	154,143	1,598,623
Deferred policy acquisition costs	(6,394)	25,573
Other assets	(8,000)	(3,007)
Accounts payable and accrued expenses	(15,323,889)	232,627
Lease liabilities	(1,254,890)	(1,067,943)
Unearned premiums	265,313	(170,499)
Deferred revenue	230,407	225,828

Net Cash (Used in) Provided by Operating Activities	(15,677,555)	4,029,984

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(451,550)	(407,500)
Principal payments received on note receivable from affiliate	-	20,000,000
Business acquisitions, net of cash acquired	-	(6,102,508)
Proceeds from sale of investments - special purpose acquisition company	130,190,277	-
Investment in unconsolidated affiliate	(45,000,000)	-
Capital expenditures	(5,993,790)	(2,624,259)
Proceeds from sales of investments	109,742,332	543,408,036
Purchase of investments	(30,496,420)	(518,225,946)

Net Cash Provided by Investing Activities	157,990,849	36,047,823

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Three Months Ended
	March 31,
	2022	2021

Cash Flows from Financing Activities:
Redemption of non-controlling interest - special purpose acquisition company	$(123,068,515)	$-
Payment of deferred underwriting fee - special purpose acquisition company	(4,759,615)	-
Collateral receipt (release)	6,532,719	(102,461)
Principal payments of long-term debt	(386,086)	(294,375)
Offering costs	(2,551)	(108,863)

Net Cash Used in Financing Activities	(121,684,048)	(505,699)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	20,629,246	39,572,108
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	81,694,400	54,952,316

Cash, Cash Equivalents, and Restricted Cash, End of Period	$102,323,646	$94,524,424

Interest Paid in Cash	$282,099	$232,212

Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Three Months Ended
	March 31,
	2022	2021

(Decrease) Increase in redeemable noncontrolling interest of broadband subsidiary	$(307,182)	$549,989

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 1.     ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Oklahoma, Nevada, Virginia, West Virginia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, and (iv) our minority investments primarily in real estate services, homebuilding, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, and our broadband operations are conducted through our subsidiary, Fiber is Fast, LLC.

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

In our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of unaudited consolidated financial position and the unaudited consolidated results of operations for interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the years ended  December 31, 2021 and 2020 as reported in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which we refer to as the “SEC,” on March 28, 2022, have been omitted.

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

Our consolidated subsidiaries at  March 31, 2022 include:

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

Link Media Omaha, LLC which we refer to as “LMO”

Link Media Properties, LLC which we refer to as “LMP”

Link Media Southeast, LLC which we refer to as “LMSE”

Link Media Services, LLC which we refer to as “LMS”

Link Billboards Oklahoma, LLC which we refer to as "LBO"

General Indemnity Group, LLC which we refer to as “GIG”

American Contracting Services, Inc. which we refer to as "ACS"

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

BOC Yellowstone II LLC which we refer to as “BOC Yellowstone II”

BOC YAC Funding LLC which we refer to as "BOC YAC"

Fiber is Fast, LLC which we refer to as "FIF"

FIF AireBeam LLC which we refer to as “AireBeam”

Fiber Fast Homes, LLC which we refer to as "FFH"

FIF Utah LLC which we refer to as “FIF Utah”

FIF St George, LLC which we refer to as "FIF St George"

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $187,143 and $152,255 for the three months ended March 31, 2022 and 2021, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Three Months Ended March 31, 2022 and 2021

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

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. During the year ended December 31, 2021, we reversed the overall valuation allowance previously recorded against our net deferred tax asset and recorded a valuation allowance against certain deferred tax assets that we have determined are not more-likely-than-not realizable.

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	March 31,	December 31,
	2022	2021

Cash and cash equivalents	$86,605,055	$72,508,528
Funds held as collateral	15,718,591	9,185,872

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$102,323,646	$81,694,400

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2022	2021

Trade accounts	$4,482,671	$3,688,116
Premiums	779,770	901,769
Allowance for doubtful accounts	(108,864)	(121,022)

Total Accounts Receivable, net	$5,153,577	$4,468,863

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021

Structures and displays	$56,740,519	$56,087,039
Fiber, towers, and broadband equipment	24,512,618	20,637,161
Land	7,196,256	7,035,274
Vehicles and equipment	4,883,174	4,419,615
Office furniture and equipment	4,107,642	4,006,032
Accumulated depreciation	(17,458,202)	(15,730,095)

Total Property and Equipment, net	$79,982,007	$76,455,026

Depreciation expense for the three months ended March 31, 2022 and 2021 was $,1,740,071 and $1,146,804, respectively. For the three months ended March 31, 2022 and 2021, we realized (gains) losses on the disposition of assets in the amount of ($54,203) and $35,567, respectively.

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

Insurance Acquisition

American Contracting Services

On April 1, 2021, our subsidiary, GIG, acquired 100% of the stock of American Contracting Services, Inc., which we refer to as "ACS," a surety brokerage company located in Ohio, for a purchase price of $3,455,000. The total purchase price consists of $2,225,000 of cash, ten percent of which was held back by GIG and will be disbursed, subject to any claims for indemnification, over an 18-month period, and $1,230,000 in contingent consideration.  The fair value of the contingent consideration, classified in other long-term liabilities in the consolidated balance sheet, is dependent on the probability of ACS achieving certain financial performance targets. The contingent consideration ranges between zero and $1,275,000 and is payable twenty-four months following the closing date. Our purchase price allocation related to ACS includes property, plant and equipment, intangibles, and goodwill of $87,780, $970,000 and $2,605,844, respectively, as well as other net liabilities of $208,624.  The intangible assets include customer relationships and trade names and trademarks, each of which have a fifteen year useful life.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2021 Acquisitions

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

Keleher

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

The following is a summary of the preliminary allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

Keleher
Assets Acquired
Property, plant and equipment	$3,276,245
Customer relationships	996,000
Permits	179,257
Goodwill	8,065,314
Right of use assets	1,634,263
Other	199,329

Total Assets Acquired	14,350,408

Liabilities Assumed
Lease liabilities	1,634,263
Other	496,145

Total Liabilities Assumed	2,130,408

Total	$12,220,000

The intangible assets include customer relationships and permits which have useful lives of  fifteen years and  ten years, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2021 Acquisitions

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

The following is a summary of the preliminary allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

Neon
Assets Acquired
Property, plant and equipment	$8,419,759
Customer relationships	1,174,000
Permits	422,177
Goodwill	12,701,472
Right of use assets	4,093,478
Other	205,272

Total Assets Acquired	27,016,158

Liabilities Assumed
Lease liabilities	4,093,478
Other	777,332

Total Liabilities Assumed	4,870,810

Total	$22,145,348

The intangible assets include customer relationships and permits which have useful lives of fifteen years and ten years, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2021. For all of the business acquisitions depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	For the Three Months Ended
	March 31,
	2022	2021

Revenue	$16,292,947	$15,398,218

Net Income Attributable to Common Stockholders	$16,302,593	$84,621,494

Basic Net Income per Share	$0.55	$3.10

Diluted Net Income per Share	$0.55	$3.10

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	27,299,946

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,765,082	27,299,946

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$48,758,977	$(24,399,908)	$24,359,069	$49,535,976	$(23,611,856)	$25,924,120
Permits, licenses, and lease acquisition costs	11,562,131	(3,676,181)	7,885,950	11,560,896	(3,413,876)	8,147,020
Site location	849,347	(264,047)	585,300	849,347	(250,085)	599,262
Noncompetition agreements	626,000	(511,866)	114,134	626,000	(488,134)	137,866
Technology	1,128,000	(335,661)	792,339	1,128,000	(311,250)	816,750
Trade names and trademarks	3,852,200	(646,195)	3,206,005	3,852,200	(590,575)	3,261,625
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Capitalized contract costs	1,018,600	(41,833)	976,767	1,018,600	(16,717)	1,001,883
Easements	5,557,486	-	5,557,486	5,463,526	-	5,463,526

Total	$73,380,741	$(29,903,691)	$43,477,050	$74,062,545	$(28,710,493)	$45,352,052

Future Amortization

The future amortization associated with the intangible assets is as follows:

	March 31,
	2023	2024	2025	2026	2027	Thereafter	Total

Customer relationships	$3,193,399	$3,193,399	$3,193,399	$3,193,399	$3,190,151	$8,395,322	$24,359,069
Permits, licenses, and lease acquisition costs	1,063,793	1,063,793	1,063,793	1,043,647	1,017,039	2,633,885	7,885,950
Site location	56,623	56,623	56,623	56,623	56,623	302,185	585,300
Noncompetition agreements	83,451	29,843	840	-	-	-	114,134
Technology	99,000	99,000	99,000	99,000	99,000	297,339	792,339
Trade names and trademarks	225,567	225,567	225,567	225,567	209,564	2,094,173	3,206,005
Capitalized contract costs	101,860	101,860	101,860	101,860	101,860	467,467	976,767

Total	$4,823,693	$4,770,085	$4,741,082	$4,720,096	$4,674,237	$14,190,371	$37,919,564

Amortization expense for the three months ended March 31, 2022 and 2021 was $1,193,193 and $1,165,172, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	92
Permits, licenses, and lease acquisition costs	89
Site location	124
Noncompetition agreements	15
Technology	96
Trade names and trademarks	171
Capitalized contract costs	115

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of certificates of deposit, U.S. Treasury securities, and common stock warrants. The U.S. Treasury securities are held by UCS, classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Our common stock warrants of Sky Harbour Group Corporation are measured at fair value, with any unrealized holding gains and losses during the period included in earnings. For the three months ended March 31, 2022 and 2021, losses on redemptions of U.S. Treasury securities held to maturity were $39,763 and $23,904.

	March 31,	December 31,
	2022	2021

Certificates of deposit	$310,505	$310,276
U.S. Treasury notes held to maturity	4,512,502	4,418,719
Common stock warrants of Sky Harbour Group Corporation	11,656,866	-

Total	$16,479,873	$4,728,995

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  March 31, 2022 and December 31, 2021 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, March 31, 2022	$17,774,465	$29,543,563	$47,318,028

Marketable equity securities, December 31, 2021	$20,893,647	$49,723,850	$70,617,497

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of   March 31, 2022  and December 31, 2021 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, March 31, 2022	$24,444,170	$(154,078)	$24,290,092

U.S. Treasury trading securities, December 31, 2021	$87,541,764	$3,140	$87,544,904

Long-term Investments

Long-term investments consist of U.S. Treasury securities and certain equity investments. We have the intent and the ability to hold the U.S. Treasury securities to maturity, which ranges from 2023 to 2024. Our U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	March 31,	December 31,
	2022	2021

U.S. Treasury securities, held to maturity	$2,248,576	$154,265
Preferred stock	104,019	104,019
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$21,411,080	$19,316,769

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Equity Investments

During May 2018, we invested $19,058,485 in voting common stock of CB&T Holding Corporation, which we refer to as “CB&T,” the privately held parent company of Crescent Bank & Trust. Our investment represents 15.60% of CB&T’s outstanding common stock. CB&T is a closely held corporation, whose majority ownership rests with one family.

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

We reviewed our investments as of March 31, 2022 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in home building, real estate, real estate services, and asset management. Our interest in these affiliates ranges from 5.6% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC, which we refer to as “Logic”, and 24th Street Holding Company, LLC, having a combined carrying amount of $869,679 as of  March 31, 2022, are managed by an entity controlled by a member of our board of directors.

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

On January 20, 2021, Dream Finders Homes, Inc. announced the pricing of its initial public offering of 9,600,000 shares of Class A common stock at the initial public offering price of $13.00 per share. Shares of Class A common stock began trading on the NASDAQ Global Select Market under the symbol “DFH” on Thursday, January 21, 2021. Concurrent with the closing of the initial public offering, all of the outstanding non-voting common units and Series A preferred units of DFH were converted into shares of Class A common stock of Dream Finders Homes, Inc., and all of the outstanding common units of DFH LLC were converted into shares of Class B common stock of Dream Finders Homes, Inc. As a result, our previous equity interest in DFH was converted into 4,681,099 shares of DFH Class A common stock, which are no longer accounted for under the equity method but marked to market each reporting period consistent with the other publicly traded equity securities we hold. In addition, one of our subsidiaries purchased 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering. At  March 31, 2022, we held 1,997,495 shares of DFH Class A common stock.

24th Street Fund I & 24th Street Fund II

During 2020, we invested a total of $6,000,000 in two funds, 24th Street Fund I, LLC, and 24th Street Fund II, LLC, that are managed by 24th Street Asset Management LLC, a subsidiary of 24th Street Holding Company, LLC, which we currently own approximately 49.9% of both directly and indirectly through our ownership in Logic. The funds focus on opportunities within secured lending and direct investments in commercial real estate.

Sky Harbour Group Corporation

On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously-announced investment of $55 million in Series B Preferred units of Sky Harbour LLC, which we refer to as “SHG.” Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, these units converted into 5,500,000 shares of Sky Harbour Group Corporation, which we refer to as "Sky Harbour", Class A common stock, at a price of $10 per share. Also, in connection with the business combination, we entered into a subscription agreement with Sky Harbour, pursuant to which Sky Harbour sold to us 4,500,000 shares of Class A common stock at a price of $10 per share, for total cash consideration of $45,000,000. See further discussion within Note 17.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	March 31,	December 31,
	2022	2021

Beginning of period	$61,660,905	$20,913,896
Additional investment in unconsolidated affiliate	45,000,000	55,000,000
Distributions received	(154,143)	(2,251,766)
Reclassification of marketable securities to investment in affiliate	23,483	-
Reclassification of investment in affiliate to marketable securities	-	(12,880,146)
Transfer of interest	(625,498)	-
Gain on retained interest of deconsolidated affiliate	10,010,090	-
Equity in (loss) income of unconsolidated affiliates	(3,675,303)	878,921

End of period	$112,239,534	$61,660,905

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Revenue	$6,612,827	$9,416,765
Gross profit	3,261,322	6,637,948
Income from continuing operations	(5,134,293)	20,713
Net income	(18,695,284)	(453,471)

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

For the Three Months Ended March 31, 2022 and 2021

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

At March 31, 2022 and December 31, 2021, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). As our long-term debt was modified during the fourth quarter of 2021, its interest rate is considered to approximate market rates at March 31, 2022. If our debt was measured at fair value within our consolidated balance sheets, it would have been classified as level 2 in the fair value hierarchy.

Warrants

We have determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 are subject to treatment as a liability. Prior to the deconsolidation of Yellowstone which occurred on January 25, 2022, we marked the Public Warrants to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from January 1, 2022 to January 25, 2022, and January 1, 2021 to March 31, 2021, resulted in a gain of $1,837,211 and $2,175,824, respectively, which is included within "Remeasurement of warrant liability" within our Consolidated Statements of Operations. The Public Warrants were classified as Level 1 as of  December 31, 2021.

Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, we no longer eliminate our investment in the Private Placement Warrants.  Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $61,000,000. Of this amount, approximately $15,000,000 and $3,000,000 were realized during the three months ended March 31, 2022 and 2021, respectively.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

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

For the Three Months Ended March 31, 2022 and 2021

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet March 31, 2022	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$71,608,120	$71,608,120	$884,303	$1,770,783

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2021	$3,162,725
Additions	-
Liabilities settled	-
Accretion expense	49,932

Balance, March 31, 2022	$3,212,657

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

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

On March 30, 2021, we filed a new shelf registration statement on Form S-3ASR (Registration No. 333-254870) which was effective upon filing with the SEC. This shelf registration expired in March 2022 and we have subsequently filed a new shelf registration in April 2022, which was declared effective by the SEC on May 11, 2022, as described in Note 18.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

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

At March 31, 2022, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for three months ended March 31, 2022 and 2021is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2021	105,556	$9.95	3.50	$1,982,342

Issued	-
Exercised	-
Expired	-

Outstanding as of March 31, 2022	105,556	$9.95	3.25	$1,627,674

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

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

As of March 31, 2022, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2023.

Long-term debt included within our consolidated balance sheet as of March 31, 2022 consists of Term Loan borrowings of $29,613,914, of which $1,498,670 is classified as current. There were no amounts outstanding related to the revolving line of credit as of March 31, 2022.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of March 31, 2022.

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

For the Three Months Ended March 31, 2022 and 2021

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

Operating Lease Cost

Operating lease cost for the three months ended March 31 is as follows:

	For the Three Months Ended
	March 31,
	2022	2021	Statement of Operations Classification

Lease cost	$1,937,096	$1,747,633	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	331,028	97,046	Cost of billboard revenues and general and administrative

Total Lease Cost	$2,268,124	$1,844,679

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Cash payments for operating leases	$1,933,522	$1,699,913
New operating lease assets obtained in exchange for operating lease liabilities	$622,600	$7,553,810

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	March 31, 2022	December 31, 2021	Balance Sheet Classification

Lease assets	$61,002,721	$61,252,888	Other Assets: Right of use assets

Current lease liabilities	$4,600,650	$4,580,833	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	55,764,702	56,032,547	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$60,365,352	$60,613,380

Maturity of Operating Lease Liabilities

March 31, 2022

2023	$7,201,274
2024	6,896,769
2025	6,338,157
2026	6,146,683
2027	5,773,220
Thereafter	58,423,734

Total lease payments	90,779,837
Less imputed interest	(30,414,485)

Present Value of Lease Liabilities	$60,365,352

As of March 31, 2022, our operating leases have a weighted-average remaining lease term of 17.64 years and a weighted-average discount rate of 4.64%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

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

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona, Florida and Utah.

					Total
Three Months Ended March 31, 2022	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$3,077,852	$9,138,149	$4,076,946	$-	$16,292,947
Segment gross profit	1,896,961	5,610,777	3,166,171	-	10,673,909
Segment income (loss) from operations	(194,182)	1,009,980	(423,701)	(2,841,833)	(2,449,736)
Capital expenditures	105,147	799,241	5,080,919	160,983	6,146,290
Depreciation and amortization	54,865	1,993,795	857,567	27,037	2,933,264

					Total
Three Months Ended March 31, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$2,256,297	$7,153,685	$3,795,037	$-	$13,205,019
Segment gross profit	1,127,087	4,291,938	3,038,824	-	8,457,849
Segment income (loss) from operations	(787,487)	106,049	777,426	(1,581,766)	(1,485,778)
Capital expenditures	-	6,563,517	2,040,190	123,059	8,726,766
Depreciation and amortization	40,378	1,697,028	559,755	14,815	2,311,976

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 14.     INDUSTRY SEGMENTS (Continued)

As of March 31, 2022	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,433,915	$3,528,242	$191,420	$-	$5,153,577
Goodwill	11,325,138	121,130,452	19,635,158	-	152,090,748
Total assets	62,797,839	275,751,252	70,944,374	261,126,703	670,620,168

					Total
As of December 31, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,495,664	$2,770,428	$202,771	$-	$4,468,863
Goodwill	11,058,922	120,642,896	19,635,158	-	151,336,976
Total assets	57,150,042	276,266,829	69,113,699	404,523,223	807,053,793

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the three months ended March 31:

	2022	2021
Losses and LAE at January 1	$1,381,526	$2,492,334

Provision for losses and LAE claims arising in:
Current year	201,795	249,778
Prior year	535,001	340,087
Total incurred	736,796	589,865
Losses and LAE payments for claims arising in:
Current year	33,550	228,305
Prior years	193,766	310,553
Total payments	227,316	538,858

Less reinsurance recoverable	315,000	-

Losses and LAE at March 31	$1,576,006	$2,543,341

For the three months ended March 31, 2022, $193,766 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $24,526 unfavorable prior year development during the three months ended March 31, 2022. Reserves remaining as of  March 31, 2022 for prior years are $535,001 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the three months ended March 31, 2021, $310,553 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $190,553 unfavorable prior year development during the three months ended March 31, 2021.

Reserves remaining as of March 31, 2021 for prior years were $340,087 as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables were $315,000 as of March 31, 2022. At March 31, 2021, we did not have any reinsurance recoverables recorded.

NOTE 16.     CUSTODIAL RISK

As of March 31, 2022, we had approximately $97,626,437 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

NOTE 17.     SPECIAL PURPOSE ACQUISITION COMPANY

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as “BOC Yellowstone,” served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as “Yellowstone.”  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owned approximately 20% of Yellowstone's issued and outstanding common stock. The purpose of the offering was to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance and broadband services businesses. The Units were sold at a price of $10.00 per unit, generating gross proceeds to Yellowstone of $125,000,000, and traded on the NASDAQ Stock Market, LLC under the ticker symbol “YSACU”.  After the securities comprising the units began separate trading, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “YSAC” and “YSACW,” respectively.

On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC (“SHG”), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously-announced investment of $55 million in Series B Preferred Units of SHG. In addition to our $55 million investment, we also agreed to provide to SHG an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share through a private placement investment (“PIPE”).

On  January 25, 2022, Yellowstone completed the previously announced proposed business combination with SHG following stockholder approval. Following the consummation of the business combination, SHG became a consolidated subsidiary of Yellowstone and Yellowstone was renamed Sky Harbour Group Corporation, shares of which are now listed for trading on the New York Stock Exchange under the symbol “SKYH” and Sky Harbour warrants are also listed for trading on the New York Stock Exchange under the symbol "SKYH.WS".  Also in connection with the business combination, we entered into a subscription agreement with Sky Harbour, pursuant to which Sky Harbour sold to us at the closing of the business combination 4,500,000 shares of Class A common stock at a price of $10 per share, for total cash consideration of $45,000,000.

In connection with the business combination, we recognized a non-cash gain of $24,977,740 related to our deconsolidation of Yellowstone, which is included within other income on our Consolidated Statement of Operations. Of the total gain recognized on deconsolidation, approximately $10,000,000 relates to the remeasurement of our retained investment in Sky Harbour via the Sponsor shares, Series B Perferred Units, and PIPE investment, each of which converted into shares of Sky Harbour's Class A common stock on the transaction date, and approximately $15,000,000 relates to the deconsolidation of Yellowstone's assets and liabilities as of the transaction date.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading price of Sky Harbour's Class A common stock. Following the business combination, we account for our 22.96% investment in Sky Harbour's Class A common stock under the equity method.

NOTE 18.     SUBSEQUENT EVENTS

On April 1, 2022, FIF St George, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of InfoWest, Inc. (“InfoWest”) and Go Fiber LLC (“Go Fiber”), who are fiber and fixed wireless internet service providers located in St. George, Utah. The InfoWest and Go Fiber businesses together provide high-speed internet services to over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. Under the terms of the Agreement, FIF St George, LLC will assume only certain liabilities of InfoWest and Go Fiber. The total purchase price of $48,700,000 was paid 80% in cash and the remaining 20% of the purchase price was paid by issuing to InfoWest and Go Fiber 20% of the outstanding equity of FIF St George, LLC. A portion of the cash purchase price will be held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of InfoWest and Go Fiber under the Agreement. At any time, InfoWest and Go Fiber have the option, but not the obligation, to sell FIF St George, LLC its entire ownership interest in FIF St George, LLC. FIF St George, LLC would be obligated to purchase the units and pay for the purchase over a three-year period if InfoWest and Go Fiber elect to exercise this option. Subject to the occurrence of certain future events, FIF St George, LLC has the option, but not the obligation, to purchase InfoWest and Go Fiber’s ownership interest in FIF St George, LLC, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.

In April 2022, we filed a shelf Registration Statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000. In addition, certain selling shareholders have the right to register in a prospectus supplement or supplements, which may be filed, from time to time, up to 8,297,093 shares of Class A common stock held by them. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders.  Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT”, as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2021 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") ON MARCH 28, 2022. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2022 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Overview

We are currently engaged in outdoor billboard advertising, broadband services, surety insurance and related brokerage businesses and an asset management business. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, a homebuilding company and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made a number of billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of March 31, 2022, we operate approximately 3,900 billboards with approximately 7,400 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

Surety Insurance: In September 2015, we established an insurance subsidiary, GIG, designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of UCS, a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. UCS now has licenses to operate in all 50 states and the District of Columbia. In addition, over the last several years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similar economics.

Broadband Services: In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that serves over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provides high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC ("FFH"), which partners with builders, developers and build-to-rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest and Go Fiber, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. We hope to continue to expand in Arizona, Nevada, Utah, and other locales.

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

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. At March 31, 2022, we held 1,997,495 shares of DFH Class A common stock. During the first quarter of fiscal 2022, we sold 870,542 shares of DFH Class A common stock for gross proceeds of approximately $17.5 million. Since DFH’s initial public offering through May 10, 2022, we have sold 3,300,779 shares of DFH Class A common stock for gross proceeds of approximately $61.2 million.

●

In May 2018, we invested, through one of our subsidiaries, approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. Our investment now represents 15.6% of CB&T's outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

In October 2020, our subsidiary BOC Yellowstone, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC ("SHG"), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation, which we refer to as “Sky Harbour”. Sky Harbour’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A Common Stock trade under the symbol “SKYH.WS”.

●

In August 2021, through one of our subsidiaries, we agreed to invest $55 million directly into SHG and received Series B preferred units. On September 14, 2021, we completed the $55 million transaction, purchasing the Sky Harbour Series B Preferred Units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour’s Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination.

●

We recently established a subsidiary within BOAM to operate a proposed build for rent business in which we would develop and own single family detached and/or townhomes for long term rental. We have bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We are currently providing 100% of the financing for the initial stages of these projects but may consider a range of financing options in the future, such as raising third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital. In addition to developing and managing these properties, we would also expect to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments.

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

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and Sky Harbour provides the opportunity for each company to significantly grow its business.  We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our fiber to the home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 has to date generally had limited or no material adverse impact on our billboard and broadband businesses. Specifically, the COVID-19 pandemic has impacted different parts of our business in different ways:

●

Our billboard business incurred some overall reductions in revenue during the first half of fiscal 2020 but has returned to more normal levels in fiscal 2021 and continues to grow during the first three months of fiscal 2022. As most of our billboards are on roads and highways and not in airports and other mass transit hubs, shopping centers and sports arenas, our revenues for billboards were not as significantly impacted as those of certain of our competitors.

●	Our broadband business was generally unaffected by COVID-19 and we continued to expand that business through the launch of our FFH business during fiscal 2021, the InfoWest and Go Fiber acquisitions in April 2022, and investing capital to expand our footprint and serve additional customers in Arizona, Nevada, Utah, and other locales.

●	Our surety insurance business was primarily impacted by the decision we implemented in the second quarter of fiscal 2020 to cease issuing rental insurance bonds and increase our loss reserves related to these bonds. We made this decision due to concern about the potential for increasing default rates by residential tenants. However, due to the favorable development of losses within UCS throughout fiscal 2021, our actuarial analysis at the end of 2021 indicated that UCS was over-reserved so management released this excess back into income to remain consistent with previous years' reserving methodologies. UCS no longer has any material exposure to the rental guarantee bond program as a majority of bonds have since expired.

●

As of March 31, 2022, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the three months ended March 31, 2022 and 2021.

We have observed an improvement in business activity beginning in the second half of 2020 and throughout fiscal 2021 and the first three months of fiscal 2022 as government-imposed restrictions on travel were relaxed, businesses which were temporarily closed or limited are fully reopening, more of the population has been vaccinated and unemployment rates are dropping. Accordingly, we are not actively pursuing additional cost saving measures, and are resuming acquisition activities and spending on capital projects.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following is a comparison of our results of operations for the three months ended March 31, 2022, which we refer to as the “first quarter of fiscal 2022,” compared to the three months ended March 31, 2021, which we refer to as the “first quarter of fiscal 2021.”

Revenues. For the first quarter of fiscal 2022 and the first quarter of fiscal 2021, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$9,138,149	56.1%	$7,153,685	54.2%	$1,984,464
Broadband services	4,076,946	25.0%	3,795,037	28.8%	281,909
Premiums earned	2,288,449	14.0%	1,786,564	13.5%	501,885
Insurance commissions	697,200	4.3%	400,177	3.0%	297,023
Investment and other income	92,203	0.6%	69,556	0.5%	22,647
Total Revenues	$16,292,947	100.0%	$13,205,019	100.0%	$3,087,928

We realized total revenues of $16,292,947 during the first quarter of fiscal 2022, an increase of 23.4% over revenues of $13,205,019 during the first quarter of fiscal 2021. Revenues increased within each of our businesses in the first quarter of fiscal 2022 when compared to the first quarter of fiscal 2021. The key factors impacting revenue across each of our businesses during the first quarter of fiscal 2022 were as follows:

●

Net billboard rentals in the first quarter of fiscal 2022 increased 27.7% from the first quarter of fiscal 2021, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Keleher and Missouri Neon in the fourth quarter of fiscal 2021, which accounted for approximately 13.8% of our billboard revenues in the first quarter of fiscal 2022.

●	Revenue from broadband services in the first quarter of fiscal 2022 increased 7.4% from the first quarter of fiscal 2021, due to customer growth and rate improvement within our AireBeam business.

●

Premiums earned from our UCS insurance subsidiary increased 28.1% in the first quarter of fiscal 2022 when compared to the first quarter of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first quarter of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activitives are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 74.2% in the first quarter of fiscal 2022 when compared to the first quarter of fiscal 2021, mainly reflecting the revenues generated from the ACS acquisition completed in April 2021 and an increase in production across our other brokerage businesses.

●	Investment and other income at UCS increased from $69,556 in the first quarter of fiscal 2021 to $92,203 in the first quarter of fiscal 2022.

Expenses. For the first quarter of fiscal 2022 and the first quarter of fiscal 2021, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,527,372	21.7%	$2,861,747	21.7%	$665,625
Cost of broadband revenues	910,775	5.6%	756,213	5.7%	154,562
Cost of insurance revenues	1,180,891	7.2%	1,129,210	8.6%	51,681
Employee costs	5,424,220	33.3%	4,242,147	32.1%	1,182,073
Professional fees	2,190,597	13.4%	1,093,983	8.3%	1,096,614
Depreciation	1,740,071	10.7%	1,146,804	8.7%	593,267
Amortization	1,193,193	7.3%	1,165,172	8.8%	28,021
General and administrative	2,579,835	15.8%	2,227,863	16.9%	351,972
Loss (gain) on disposition of assets	(54,203)	(0.3%)	35,567	0.3%	(89,770)
Accretion	49,932	0.3%	32,091	0.2%	17,841
Total Costs and Expenses	$18,742,683	115.0%	$14,690,797	111.3%	$4,051,886

During the first quarter of fiscal 2022, we had total costs and expenses of $18,742,683, as compared to total costs and expenses of $14,690,797 in the first quarter of fiscal 2021. Total costs and expenses as a percentage of total revenues increased from 111.3% in the first quarter of fiscal 2021 to 115.0% in the first quarter of fiscal 2022, mainly due to a higher level of professional fees associated with Yellowstone finalizing its business combination with SHG as well as the InfoWest and Go Fiber acquisitions completed in April 2022. The key factors impacting costs and expenses across each of our businesses during the first quarter of fiscal 2022 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 40.0% in the first quarter of fiscal 2021 to 38.6% in the first quarter of fiscal 2022. The decrease was mainly due to lower commissions paid as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 19.9% in the first quarter of fiscal 2021 to 22.3% in the first quarter of fiscal 2022. The increase is mainly due to our FFH business, which launched during the third quarter of fiscal 2021.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 50.0% in the first quarter of fiscal 2021 to 38.4% in the first quarter of fiscal 2022. The decrease was mainly due to lower losses and loss adjustment expenses as a percentage of insurance revenues as UCS no longer has any material exposure to the rental guarantee bond program given that the majority of bonds have since expired.

●

Employee costs increased from $4,242,147 in the first quarter of fiscal 2021 to $5,424,220 in the first quarter of fiscal 2022, an increase of 27.9%. The increase was mainly driven by the ACS acquisition in April 2021, hiring within our FFH business, and the Keleher and Missouri Neon acquisitions in the fourth quarter of fiscal 2021.

●

Professional fees in the first quarter of fiscal 2022 were $2,190,597, or 13.4% of total revenues, as compared to $1,093,983, or 8.3% of total revenues, in the first quarter of fiscal 2021. The increase was mainly driven by professional fees associated with Yellowstone finalizing its business combination with SHG, the InfoWest and Go Fiber acquisitions completed in April 2022, and the formation of our build for rent business and fund structure within BOAM.

●

General and administrative expenses increased from $2,227,863 in the first quarter of fiscal 2021 to $2,579,835 in the first quarter of fiscal 2022, an increase of 15.8%. The increase was mainly driven by our FFH business, which launched during the third quarter of fiscal 2021, and the Keleher and Missouri Neon acquisitions in the fourth quarter of fiscal 2021.

●

Non-cash expenses in the first quarter of fiscal 2022 included $1,740,071 in depreciation expense, $1,193,193 in amortization expense, and $49,932 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation expense is mainly due to measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2022 was $2,449,736, or 15.0% of total revenues, as compared to a net loss from operations of $1,485,778, or 11.3% of total revenues, in the first quarter of fiscal 2021. The increase in net loss from operations in dollars was primarily due to costs associated with Yellowstone finalizing its business combination with SHG, the InfoWest and Go Fiber acquisitions completed in April 2022, and our FFH business, which launched during the third quarter of fiscal 2021. These cost increases were partially offset by improved operations within our billboard business and insurance business. Our net loss from operations included $2,983,196 from non-cash depreciation, amortization and accretion expenses in the first quarter of fiscal 2022, as compared to $2,344,067 in the first quarter of fiscal 2021.

Other Income (Expense). During the first quarter of fiscal 2022, we had net other income of $25,498,646. Net other income included a gain of $24,977,740 related to the deconsolidation of Yellowstone (see Note 17 to the consolidated financial statements for further discussion), $2,615,323 in other investment income related to public securities mainly held by Boston Omaha, $1,837,211 related to the remeasurement of Yellowstone's public warrants from January 1, 2022 to January 25, 2022, and interest and dividend income of $45,324. These items were partially offset by a loss of $3,675,303 mainly related to our equity method position in Sky Harbour and interest expense of $301,649 mainly incurred under Link's term loan. During the first quarter of fiscal 2021, we had net other income of $110,123,064, which included $107,308,122 in other investment income related to public equity securities mainly held by Boston Omaha, $2,175,824 related to the remeasurement of Yellowstone's public warrants, interest and dividend income of $734,147, $140,297 in equity in income of unconsolidated affiliates and interest expense of $235,326 mainly incurred under Link's term loan.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $16,302,593 in the first quarter of fiscal 2022, or income per share of $0.55, based on 29,765,082 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $84,437,627 in the first quarter of fiscal 2021, or income per share of $3.09, based on 27,299,946 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following three segments in which we operate, billboards, insurance and broadband, for the first quarter of fiscal 2022 and the first quarter of fiscal 2021:

Results of Billboard Operations

	For the Three Months Ended March 31,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$9,138,149	100.0%	$7,153,685	100.0%
Cost of Revenues
Ground rents	1,963,020	21.5%	1,557,858	21.8%
Utilities	404,136	4.4%	313,140	4.4%
Commissions paid	730,115	8.0%	698,799	9.8%
Other costs of revenues	430,101	4.7%	291,950	4.0%
Total cost of revenues	3,527,372	38.6%	2,861,747	40.0%
Gross margin	5,610,777	61.4%	4,291,938	60.0%
Other Operating Expenses
Employee costs	1,743,223	19.1%	1,478,572	20.6%
Professional fees	116,508	1.3%	211,547	3.0%
Depreciation	1,101,356	12.0%	859,927	12.0%
Amortization	892,439	9.8%	837,101	11.7%
General and administrative	805,135	8.8%	737,753	10.3%
Accretion	46,535	0.5%	28,694	0.4%
Loss (gain) on disposition of assets	(104,399)	(1.1%)	32,295	0.5%
Total expenses	4,600,797	50.4%	4,185,889	58.5%
Segment Income from Operations	1,009,980	11.0%	106,049	1.5%
Interest expense, net	(286,858)	(3.1%)	(229,280)	(3.2%)
Net Income (Loss) Attributable to Common Stockholders	$723,122	7.9%	$(123,231)	(1.7%)

Comparison of the First Quarter of Fiscal 2022 to the First Quarter of Fiscal 2021. In the first quarter of fiscal 2022, there was a 27.7% increase in net billboard revenues from the first quarter of fiscal 2021, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Keleher and Missouri Neon in the fourth quarter of fiscal 2021, which accounted for approximately 13.8% of our billboard revenues in the first quarter of fiscal 2022. The key factors affecting our billboard operations results during the first quarter of fiscal 2022 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 21.8% in the first quarter of fiscal 2021 to 21.5% in the first quarter of fiscal 2022.

●	Commissions paid as a percentage of total segment operating revenues decreased from 9.8% in the first quarter of fiscal 2021 to 8.0% in the first quarter of fiscal 2022.

●

Employee costs as a percentage of total segment operating revenues decreased from 20.6% in the first quarter of fiscal 2021 to 19.1% in the first quarter of fiscal 2022. The decrease is due to organic revenue growth as well as revenues from the Keleher and Missouri Neon acquisitions.

●

General and administrative expenses decreased as a percentage of total segment operating revenues from 10.3% in the first quarter of fiscal 2021 to 8.8% in the first quarter of fiscal 2022. The decrease is due to organic revenue growth as well as revenues from the Keleher and Missouri Neon acquisitions.

●

Depreciation and amortization expense increased by $241,429 and $55,338, respectively, from the first quarter of fiscal 2021. The increases are primarily due to the Keleher and Missouri Neon acquisitions which were completed in the fourth quarter of fiscal 2021.

●	Net interest expense of $286,858 in the first quarter of fiscal 2022 compared to net interest expense of $229,280 in the first quarter of fiscal 2021.

Results of Broadband Operations

	For the Three Months Ended March 31,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$4,076,946	100.0%	$3,795,037	100.0%
Cost of Revenues
Network operations and data costs	505,068	12.4%	503,334	13.2%
Programming costs	16,091	0.4%	26,087	0.7%
Cell site rent and utilities	176,049	4.3%	138,918	3.7%
Other costs of revenues	213,567	5.2%	87,874	2.3%
Total cost of revenues	910,775	22.3%	756,213	19.9%
Gross margin	3,166,171	77.7%	3,038,824	80.1%
Other Operating Expenses
Employee costs	1,817,299	44.6%	1,218,732	32.1%
Professional fees	206,359	5.1%	58,520	1.6%
Depreciation	603,875	14.8%	266,329	7.0%
Amortization	253,692	6.2%	293,426	7.7%
General and administrative	655,054	16.1%	417,722	11.0%
Accretion	3,397	0.1%	3,397	0.1%
Loss on disposition of assets	50,196	1.2%	3,272	0.1%
Total expenses	3,589,872	88.1%	2,261,398	59.6%
Segment Income (Loss) from Operations	(423,701)	(10.4%)	777,426	20.5%
Interest expense, net	(4,171)	(0.1%)	(2,103)	(0.1%)
Noncontrolling interest in subsidiary income	(66,178)	(1.6%)	(138,263)	(3.6%)
Net Income (Loss) Attributable to Common Stockholders	$(494,050)	(12.1%)	$637,060	16.8%

Comparison of the First Quarter of Fiscal 2022 to the First Quarter of Fiscal 2021. In the first quarter of fiscal 2022, total operating revenues increased by 7.4% when compared to the first quarter of fiscal 2021 mainly due to customer growth and rate improvement within our AireBeam business. The key factors affecting our broadband operations results during the first quarter of fiscal 2022 were as follows:

●	Total cost of revenues increased as a percentage of total segment operating revenues from 19.9% in the first quarter of fiscal 2021 to 22.3% in the first quarter of fiscal 2022. The increase is mainly due to our FFH business, which launched during the third quarter of fiscal 2021.

●	Employee costs in the first quarter of fiscal 2022 increased by 49.1% from the first quarter of fiscal 2021. The increase is mainly due to hiring within our FFH business.

●	Professional fees as a percentage of total segment operating revenues increased from 1.6% in the first quarter of fiscal 2021 to 5.1% in the first quarter of fiscal 2022. The increase is mainly due to the InfoWest and Go Fiber acquisitions completed in April 2022.

●	General and administrative expeneses as a percentage of total segment operating revenues increased from 11.0% in the first quarter of fiscal 2021 to 16.1% in the first quarter of fiscal 2022. The increase is mainly due to our FFH business, which launched during the third quarter of fiscal 2021.

●

Depreciation expense increased by $337,546 from the first quarter of fiscal 2021. The increase is mainly due to measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021.

Results of Insurance Operations

	For the Three Months Ended March 31,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$2,288,449	74.3%	$1,786,564	79.2%
Insurance commissions	697,200	22.7%	400,177	17.7%
Investment and other income	92,203	3.0%	69,556	3.1%
Total operating revenues	3,077,852	100.0%	2,256,297	100.0%
Cost of Revenues
Commissions paid	680,398	22.1%	464,654	20.6%
Premium taxes, fees, and assessments	48,063	1.6%	74,673	3.3%
Losses and loss adjustment expense	452,430	14.7%	589,883	26.1%
Total cost of revenues	1,180,891	38.4%	1,129,210	50.0%
Gross margin	1,896,961	61.6%	1,127,087	50.0%
Other Operating Expenses
Employee costs	1,393,501	45.3%	1,185,051	52.5%
Professional fees	72,671	2.4%	112,585	5.0%
Depreciation	7,803	0.3%	5,733	0.3%
Amortization	47,062	1.5%	34,645	1.6%
General and administrative	570,106	18.4%	576,560	25.5%
Total expenses	2,091,143	67.9%	1,914,574	84.9%
Segment Loss from Operations	(194,182)	(6.3%)	(787,487)	(34.9%)
Interest expense, net	-	-	(1,998)	(0.1%)
Other investment income (loss)	(1,099,544)	(35.7%)	3,155,347	139.9%
Net Income (Loss) Attributable to Common Stockholders	$(1,293,726)	(42.0%)	$2,365,862	104.9%

Comparison of the First Quarter of Fiscal 2022 to the First Quarter of Fiscal 2021. In the first quarter of fiscal 2022, total operating revenues increased by 36.4% when compared to the first quarter of fiscal 2021, mainly due to increased earned premium at our UCS insurance subsidiary, the ACS acquisition completed in April 2021, and increased production at our brokerage operations overall. The key factors affecting our insurance operations results during the first quarter of fiscal 2022 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the first quarter of fiscal 2022 increased 28.1% from the first quarter of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first quarter of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activitives are not fully reflected in the quarter in which the surety bond is issued.

●

Our brokerage operations realized a 74.2% increase in insurance commissions in the first quarter of fiscal 2022 when compared to the first quarter of fiscal 2021. The increase is mainly due to the ACS acquisition completed in April 2021 and an increase in production across our other brokerage businesses.

●

Commissions paid as a percentage of total segment operating revenues increased from 20.6% in the first quarter of fiscal 2021 to 22.1% in the first quarter of fiscal 2022, primarily due to increased production through non-affiliated broker agencies.

●

Losses and loss adjustment expenses as a percentage of insurance revenues decreased from 26.1% the first quarter of fiscal 2021 to 14.7% in the first quarter of fiscal 2022. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. The reduction in loss reserves when compared to the first quarter of fiscal 2021 is mainly related to UCS no longer having any material exposure to the rental guarantee bond program as a majority of these bonds have since expired.

●	Employee costs in the first quarter of fiscal 2022 increased by 17.6% from the first quarter of fiscal 2021. The increase is mainly due to the ACS acquisition completed in April 2021.

●	General and administrative expenses in the first quarter of fiscal 2022 decreased by 1.1% from the first quarter of fiscal 2021.

●

During the first quarter of fiscal 2022, our segment loss from insurance operations of $194,182 was increased by other investment losses of $1,099,544 mainly from unrealized losses on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for the First Three Months of Fiscal 2022 compared to the First Three Months of Fiscal 2021

The table below summarizes our cash flows, in dollars, for the first three months of fiscal 2022 and the first three months of fiscal 2021:

	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(15,677,555)	$4,029,984
Net cash provided by investing activities	157,990,849	36,047,823
Net cash used in financing activities	(121,684,048)	(505,699)
Net increase in cash, cash equivalents, and restricted cash	$20,629,246	$39,572,108

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities was $15,677,555 for the first three months of fiscal 2022 compared to net cash provided by operating activities of $4,029,984 for the first three months of fiscal 2021. The decrease in net cash provided by operating activities was mainly driven by the bonus payments under our Management Incentive Bonus Plan, which totaled $15,000,000 and were accrued for in the fourth quarter of fiscal 2021 but paid in January 2022, and operating costs within our FFH business, which launched during the third quarter of fiscal 2021. These items were partially offset by increased cash flow generation within our billboard business.

Net Cash Provided by Investing Activities.  Net cash provided by investing activities was $157,990,849 for the first three months of fiscal 2022 as compared with net cash provided by investing activities of $36,047,823 for the first three months of fiscal 2021. The increase in net cash provided by investing activities is primarily attributable to $130,190,277 in proceeds from the sale of investments in Yellowstone's trust account related to Yellowstone's business combination with Sky Harbour as well as $79,245,912 in net proceeds mainly from the sale or maturity of U.S. Treasury trading securities and marketable securities held at Boston Omaha. These items were partially offset by net cash outflows related to our $45,000,000 PIPE investment in Sky Harbour and capital expenditures of $5,993,790.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $121,684,048 during the first three months of fiscal 2022 as compared to net cash used in financing activities of $505,699 during the first three months of fiscal 2021. During the first three months of fiscal 2022, net cash used in financing activities mainly consisted of $123,068,515 in redemptions and net cash outflows from Yellowstone's trust account related to Yellowstone's business combination with Sky Harbour, partially offset by $6,532,719 in collateral received at UCS.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in March 2020, December 2020 and April 2022, and minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, a homebuilding company and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At March 31, 2022, we had approximately $87 million in unrestricted cash and approximately $24 million in U.S. Treasury trading securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

2020 and 2021 Underwritten Public Offerings

On May 28, 2020, we entered into an underwriting agreement, which we refer to as the “2020 Underwriting Agreement,” with Wells Fargo Securities, LLC, which we refer to as “WFS,” and Cowen and Company, LLC, as joint lead book-running managers for a public offering of 3,200,000 shares, which we refer to as the “2020 firm shares,” of our Class A common stock at a public offering price of $16.00 per share. Under the terms of the underwriting agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 480,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “option shares.”  On June 2, 2020, we completed the public offering selling a total of 3,680,000 shares, including both the 2020 firm shares and all of the 2020 option shares, resulting in total gross proceeds to us of $58.9 million. The shares were sold in the offering pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-222853) that was declared effective on February 9, 2018, as supplemented by a prospectus supplement dated May 28, 2020, which we refer to as the “2018 Shelf Registration Statement.”

On March 31, 2021, we entered into an underwriting agreement, which we refer to as the “2021 Underwriting Agreement,” with WFS for a public offering of 2,300,000 shares, which we refer to as the “2021 firm shares,” of our Class A common stock, of which 2,000,000 shares were sold by Boston Omaha and 300,000 shares were sold by a selling stockholder, at a public offering price of $25.00 per share. Under the terms of the 2021 Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 345,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “2021 option shares.” On April 6, 2021, we announced the completion of the public offering consisting of 2,345,000 shares, including both the 2021 firm shares and all of the 2021 option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58.6 million. We raised this capital to fund the planned expansion of our fiber-to-the-home broadband business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. The shares were sold in the offering pursuant to the Company’s universal shelf registration statement on Form S-3ASR (File No. 333-254870) that was declared effective on March 30, 2021, which we refer to as the “2021 Shelf Registration Statement.” The 2021 Shelf Registration Statement expired on March 28, 2022 upon the filing of our 2021 Annual Report on Form 10-K as we no longer qualified as a well-known seasoned issuer. In April 2022, we filed a shelf Registration Statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000.

At The Market Offering Programs

Starting in March 2018, we utilized our at the market offering that was part of our 2018 Shelf Registration Statement. This 2018 Shelf Registration Statement, which authorized us to sell up to $200 million through the sales of securities to the public, expired in February 2021 and was superseded by the 2021 Shelf Registration Statement. We sold a total of 2,630,787 shares of Class A common stock resulting in gross proceeds of $60.1 million under the 2018 Shelf Registration Statement.

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

Pursuant to the terms of the Sales Agreement, we could sell, from time to time, shares (collectively, the “Placement Shares”) of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be at the market offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Shelf Registration Statement expired on March 28, 2022 upon the filing of our 2021 Annual Report on Form 10-K as we no longer qualified as a well-known seasoned issuer. We sold a total of 122,246 shares of our Class A common stock resulting in gross proceeds of approximately $4.2 million under the the 2021 Shelf Registration Statement.

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

In April 2022, we filed a shelf Registration Statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, debt securities and warrants of the Company for up to $500,000,000. In addition, certain selling shareholders have the right to register in a prospectus supplement or supplements, which may be filed, from time to time, up to 8,297,093 shares of Class A common stock held by them. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders.  Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT”, as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities, and/or warrants. The shelf registration statement may also be used by one or more selling security holders, to be identified in the future, of our securities. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30,000,000 and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of March 31, 2022 consists of Link’s Term Loan borrowings of $29,613,914, of which $1,498,670 is classified as current. There were no amounts outstanding related to the revolving line of credit as of March 31, 2022.

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

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of March 31, 2022.

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

Investments in Yellowstone Acquisition Company and Sky Harbour Group Corporation

In 2020, we acted as the sponsor for the initial public offering of Yellowstone and purchased 3,399,724 shares of Yellowstone Class B common stock and 7,719,799 private placement warrants at a combined cost of approximately $7.8 million. On August 1, 2021, we entered into an equity purchase agreement with Sky Harbour LLC by which Sky Harbour LLC unitholders would acquire a majority interest in the combined businesses following the completion of a business combination. As part of the equity purchase agreement, and immediately prior to the completion by Sky Harbour LLC of a private activity bond financing raising $160 million in proceeds in September 2021, we purchased Class B Preferred Units in Sky Harbour LLC for a purchase price of $55 million, which Class B Preferred Units converted to 5,500,000 shares of Sky Harbour Group Corporation (“Sky Harbour”) Class A common stock upon the closing of the Sky Harbour business combination on January 25, 2022. Also, upon the closing of the business combination, we purchased an additional 4,500,000 shares of Sky Harbour Class A common stock for a purchase price of $45 million.

●

Upon the closing of the Sky Harbour business combination, our Class B common stock converted to Class A common stock of Sky Harbour and our private placement warrants are now exercisable to purchase 7,719,779 shares of Class A common stock of Sky Harbour (the "Sky Harbour Warrants").

●

Each Sky Harbour Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment, with each Sky Harbour Warrant being exercisable through January 25, 2026. Unlike Sky Harbour’s publicly traded warrants, these warrants are not redeemable by Sky Harbour as long as we or permitted transferees hold these warrants. The Sky Harbour Warrants are also exercisable on a cashless basis.

●

Our Sky Harbour Class A common stock and the Sky Harbour Warrants and the shares underlying the warrants remain subject to a lockup, which we refer to as the "Sky Lockup Period," for a period of at least the first to occur of (a) January 25, 2023, (b) if the last sale price of Sky Harbour's Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after January 25, 2022, or (c) the date on which Sky Harbour completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Sky Harbour stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of May 13, 2022, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

●

In addition to the lock-up restrictions described above, our ownership of Sky Harbour Class A common stock is currently unregistered but our Sky Harbour Warrants and the shares underlying the warrants are now registered. Under the terms of various registration rights agreements with Sky Harbour, Sky Harbour is required to use its reasonable best efforts to register the Sky Harbour Class A common stock we acquired upon the termination of the Sky Lockup Period.

●

Depending upon a number of factors, we could be deemed to be an affiliate of Sky Harbour for purposes of Rule 144, and our ability to liquidate all or a portion of our holdings in Sky Harbour, if we are deemed to be an affiliate and in the absence of an effective registration statement for our shares, would be subject to the volume trading limitations contained in Rule 144, which generally limits our ability to sell shares in any one quarter to the greater of 1% of the issued and outstanding shares of Class A common stock or the average weekly trading volume of such shares over the four weeks preceding the date of the sale.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, any proceeds from the future sale of our Class A common stock under the 2022 shelf registraion statement, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At March 31, 2022, we had approximately $87 million in unrestricted cash, $24 million in U.S. treasury trading securities, and $47 million in marketable equity securities.

If future additional significant acquisition opportunities as well as expansion opportunities within our billboard and broadband services businesses, and possible further development under our build for rent business become available in excess of our currently available cash and U.S. Treasury and marketable equity securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all. In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. In addition to Link’s current credit facility, any future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Link's existing credit facility imposes restrictions on Link that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard, insurance and broadband businesses. Specifically, these restrictions place limits on Link and its subsidiaries' ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our billboard assets. Link’s credit facility requires it to meet a fixed charge coverage ratio and other financial covenants. Link’s ability to comply with these loan covenants may be affected by factors beyond its control and a breach of any loan covenants would likely result in an event of default under the Credit Agreement, which would permit the Lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks.

We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates.

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act.  Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets consists of investments in companies in which we own less than a majority interest. The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, adverse developments with respect to our ownership of certain of our subsidiaries, and transactions involving the sale of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investments assets under the Investment Company Act. These steps have included, among others, selling marketable securities that we might otherwise hold for the long-term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe-harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were deemed to be an unregistered investment company.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2022, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 28, 2022. We believe that at March 31, 2022, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of March 31, 2022, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 28, 2022.

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

May 13, 2022

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

May 13, 2022

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial and Accounting Officer)

May 13, 2022