Form 10-Q
period 2022-06-30
BOSTON OMAHA Corp
filed 2022-08-12
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,642,801 shares of Class A common stock and 1,055,560 shares of Class B common stock as of August 11, 2022.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2022

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Six Months Ended June 30, 2022 and 2021

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	June 30,	December 31,
	2022	2021

Current Assets:
Cash and cash equivalents	$40,024,146	$72,508,528
Investments held in trust - special purpose acquisition company	-	138,760,121
Accounts receivable, net	6,485,828	4,468,863
Interest receivable	151,523	32,235
Short-term investments	8,555,553	4,728,995
Marketable equity securities	21,307,593	70,617,497
U. S. Treasury trading securities	40,560,065	87,544,904
Funds held as collateral assets	21,662,721	9,185,872
Prepaid expenses	4,062,012	2,862,913

Total Current Assets	142,809,441	390,709,928

Property and Equipment, net	91,362,050	76,455,026

Other Assets:
Goodwill	171,713,592	151,336,976
Intangible assets, net	67,918,700	45,352,052
Investments	21,135,110	19,316,769
Investments in unconsolidated affiliates	114,476,899	61,660,905
Deferred policy acquisition costs	1,067,170	812,898
Right of use assets	63,280,745	61,252,888
Other	87,351	156,351

Total Other Assets	439,679,567	339,888,839

Total Assets	$673,851,058	$807,053,793

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2022	2021

Current Liabilities:
Accounts payable and accrued expenses	$8,265,079	$25,270,869
Short-term payables for business acquisitions	1,559,206	1,618,102
Lease liabilities	4,952,033	4,580,833
Funds held as collateral	21,662,721	9,185,872
Unearned premiums	6,051,053	4,912,538
Current maturities of long-term debt	1,514,042	1,490,427
Deferred underwriting fee payable	-	4,759,615
Deferred revenue	2,708,973	2,207,427
Other	1,963,606	-

Total Current Liabilities	48,676,713	54,025,683

Long-term Liabilities:
Asset retirement obligations	3,293,337	3,162,725
Lease liabilities	57,604,457	56,032,547
Long-term debt, less current maturities	27,733,175	28,509,573
Other long-term liabilities	346,212	1,399,655
Warrants liability	-	5,576,908
Deferred tax liability	19,506,819	17,750,980

Total Liabilities	157,160,713	166,458,071

Redeemable Noncontrolling Interest	15,271,794	144,270,503

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 28,642,801 shares issued and outstanding	28,643	28,643
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	484,142,501	483,855,423
Retained earnings	17,246,351	12,440,097

Total Stockholders' Equity	501,418,551	496,325,219

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$673,851,058	$807,053,793

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues:
Billboard rentals, net	$9,825,164	$7,952,832	$18,963,313	$15,106,517
Broadband services	8,078,580	3,760,454	12,155,526	7,555,491
Premiums earned	2,407,523	1,736,158	4,695,972	3,522,722
Insurance commissions	494,244	658,703	1,191,444	1,058,880
Investment and other income	89,505	71,734	181,708	141,290

Total Revenues	20,895,016	14,179,881	37,187,963	27,384,900

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,655,782	3,073,530	7,183,154	5,935,277
Cost of broadband revenues (exclusive of depreciation and amortization)	2,070,812	854,429	2,981,587	1,610,642
Cost of insurance revenues (exclusive of depreciation and amortization)	1,000,794	872,605	2,181,685	2,001,815
Employee costs	6,572,286	4,526,049	11,996,506	8,768,196
Professional fees	1,098,782	1,024,181	3,289,379	2,118,164
General and administrative	3,393,835	2,411,053	5,973,670	4,638,916
Amortization	1,723,773	1,205,537	2,916,966	2,370,709
Depreciation	2,012,916	1,250,663	3,752,987	2,397,467
Loss (gain) on disposition of assets	32,094	22,859	(22,109)	58,426
Accretion	50,924	32,447	100,856	64,538

Total Costs and Expenses	21,611,998	15,273,353	40,354,681	29,964,150

Net (Loss) Income from Operations	(716,982)	(1,093,472)	(3,166,718)	(2,579,250)

Other Income (Expense):
Interest and dividend income	73,087	102,725	118,411	836,872
Equity in income (loss) of unconsolidated affiliates	2,386,339	435,988	(1,288,964)	576,285
Other investment (loss) income	(16,933,563)	11,377,475	(14,318,240)	118,685,597
Gain recognized on deconsolidation of special purpose acquisition company	-	-	24,977,740	-
Remeasurement of warrant liability	-	883,928	1,837,211	3,059,752
Interest expense	(303,531)	(233,659)	(605,180)	(468,985)

Net (Loss) Income Before Income Taxes	(15,494,650)	11,472,985	7,554,260	120,110,271
Income tax benefit (provision)	4,238,736	(1,449,686)	(2,441,403)	(21,966,912)

Net (Loss) Income	(11,255,914)	10,023,299	5,112,857	98,143,359
Noncontrolling interest in subsidiary income	(240,425)	(1,385,736)	(306,603)	(5,068,169)

Net (Loss) Income Attributable to Common Stockholders	$(11,496,339)	$8,637,563	$4,806,254	$93,075,190

Basic Net (Loss) Income per Share	$(0.39)	$0.29	$0.16	$3.27

Diluted Net (Loss) Income per Share	$(0.39)	$0.29	$0.16	$3.26

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	29,421,500	29,698,361	28,474,872

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	29,492,765	29,761,369	28,545,034

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Beginning Balance, December 31, 2020	26,175,555	1,055,560	$26,176	$1,056	$424,204,641	$(42,665,616)	$381,566,257

Offering costs	-	-	-	-	(108,863)	-	(108,863)

Increase in redeemable noncontrolling interest	-	-	-	-	(549,989)	-	(549,989)

Net income attributable to common stockholders, March 31, 2021	-	-	-	-	-	84,437,627	84,437,627

Ending Balance, March 31, 2021	26,175,555	1,055,560	$26,176	$1,056	$423,545,789	$41,772,011	$465,345,032

Stock issued for cash	2,345,000	-	2,345	-	58,622,655	-	58,625,000

Offering costs	-	-	-	-	(3,248,681)	-	(3,248,681)

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	706,837	-	706,837

Increase in redeemable noncontrolling interest	-	-	-	-	(45,920)	-	(45,920)

Net income attributable to common stockholders, June 30, 2021	-	-	-	-	-	8,637,563	8,637,563

Ending Balance, June 30, 2021	28,520,555	1,055,560	$28,521	$1,056	$479,580,680	$50,409,574	$530,019,831

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2021	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$12,440,097	$496,325,219

Offering costs	-	-	-	-	(2,551)	-	(2,551)

Decrease in redeemable noncontrolling interest	-	-	-	-	307,182	-	307,182

Net income attributable to common stockholders, March 31, 2022	-	-	-	-	-	16,302,593	16,302,593

Ending Balance, March 31, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,160,054	$28,742,690	$512,932,443

Offering costs	-	-	-	-	(117,553)	-	(117,553)

Contributions from noncontrolling interest	-	-	-	-	100,000	-	100,000

Net income attributable to common stockholders, June 30, 2022	-	-	-	-	-	(11,496,339)	(11,496,339)

Ending Balance, June 30, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,142,501	$17,246,351	$501,418,551

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$5,112,857	$98,143,359
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of right of use assets	2,592,833	2,258,598
Depreciation, amortization, and accretion	6,770,809	4,832,714
Income taxes	2,221,891	21,966,912
(Gain) Loss on disposition of assets	(22,109)	58,426
Bad debt expense	47,805	22,565
Gain on deconsolidation - special purpose acquisition company	(24,977,740)	-
Equity in loss (earnings) of unconsolidated affiliates	1,288,964	(576,285)
Remeasurement of warrant liability	(1,837,211)	(3,059,752)
Other investment (income) loss	14,318,240	(118,685,597)
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(1,958,467)	(1,136,985)
Interest receivable	(119,288)	253,864
Prepaid expenses	(2,192,260)	(535,545)
Distributions from unconsolidated affiliates	303,117	1,721,397
Deferred policy acquisition costs	(254,272)	87,616
Other assets	(8,000)	(13,717)
Accounts payable and accrued expenses	(14,907,786)	1,690,772
Lease liabilities	(2,699,280)	(2,274,578)
Unearned premiums	1,138,515	261,244
Deferred revenue	501,546	275,105

Net Cash (Used in) Provided by Operating Activities	(14,679,836)	5,290,113

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(469,026)	(425,750)
Principal payments received on note receivable from affiliate	-	20,000,000
Business acquisitions, net of cash acquired	(40,502,355)	(8,020,702)
Proceeds from sale of investments - special purpose acquisition company	130,190,277	-
Purchase of preferred stock	(45,000,000)	-
Capital expenditures	(13,644,060)	(6,703,448)
Proceeds from sales of investments	146,534,840	831,685,219
Purchase of investments	(66,313,205)	(883,443,675)

Net Cash Provided by (Used in) Investing Activities	110,796,471	(46,908,356)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Six Months Ended
	June 30,
	2022	2021

Cash Flows from Financing Activities:
Redemption of non-controlling interest - special purpose acquisition company	$(123,068,515)	$-
Proceeds from issuance of stock	-	58,625,000
Payment of deferred underwriting fee - special purpose acquisition company	(4,759,615)	-
Collateral receipt (release)	12,476,849	(1,656,538)
Contributions from noncontrolling interest	100,000	-
Purchase of non-controlling interest in subsidiary	-	(664,414)
Principal payments of long-term debt	(752,783)	(586,716)
Offering costs	(120,104)	(3,357,544)

Net Cash (Used in) Provided by Financing Activities	(116,124,168)	52,359,788

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(20,007,533)	10,741,545
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	81,694,400	54,952,316

Cash, Cash Equivalents, and Restricted Cash, End of Period	$61,686,867	$65,693,861

Interest Paid in Cash	$583,586	$466,484

Income Taxes Paid in Cash	$219,512	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Six Months Ended
	June 30,
	2022	2021

Increase in redeemable noncontrolling interest of broadband subsidiary	$9,403,448	$595,908

Decrease in redeemable noncontrolling interest of broadband subsidiary due to redemption	-	(706,837)

Contingent consideration associated with business acquisition	-	1,230,000

Payable as consideration for business acquisition	260,130	222,500

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through June 2022, we have completed twenty-one additional acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From 2017 through 2021, we completed four additional acquisitions of surety brokerage businesses.

On March 10, 2020, we completed the acquisition of a rural broadband internet provider located in Arizona. On December 29, 2020, we completed the acquisition of a second broadband internet provider located in Utah. On April 1, 2022, we completed the acquisition of our third broadband internet provider located in Utah.

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

Our consolidated subsidiaries at  June 30, 2022 include:

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

For the Six Months Ended June 30, 2022 and 2021

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $559,587 and $329,268 for the six months ended June 30, 2022 and 2021, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Six Months Ended June 30, 2022 and 2021

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

For the Six Months Ended June 30, 2022 and 2021

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$40,024,146	$72,508,528
Funds held as collateral	21,662,721	9,185,872

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$61,686,867	$81,694,400

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2022	2021

Trade accounts	$5,392,108	$3,688,116
Premiums	1,210,882	901,769
Allowance for doubtful accounts	(117,162)	(121,022)

Total Accounts Receivable, net	$6,485,828	$4,468,863

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2022	2021

Structures and displays	$57,654,036	$56,087,039
Fiber, towers, and broadband equipment	35,279,402	20,637,161
Land	7,434,787	7,035,274
Vehicles and equipment	5,741,411	4,419,615
Office furniture and equipment	4,715,684	4,006,032
Accumulated depreciation	(19,463,270)	(15,730,095)

Total Property and Equipment, net	$91,362,050	$76,455,026

Depreciation expense for the six months ended June 30, 2022 and 2021 was $3,752,987 and $2,397,467, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2022 Acquisitions

InfoWest & Go Fiber

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

Under the terms of the Agreement, FIF St George, LLC will assume only certain liabilities of InfoWest and Go Fiber. The total purchase price of $48,573,149 was paid 80% in cash, and the remaining 20% of the purchase price was paid by issuing to InfoWest and Go Fiber 20% of the outstanding equity of FIF St George, LLC. A portion of the cash purchase price will be held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of InfoWest and Go Fiber under the Agreement. At any time, InfoWest and Go Fiber have the option, but not the obligation, to sell FIF St George, LLC its entire ownership interest in FIF St George, LLC. FIF St George, LLC would be obligated to purchase the units and pay for the purchase over a three-year period if InfoWest and Go Fiber elect to exercise this option. Subject to the occurrence of certain future events, FIF St George, LLC has the option, but not the obligation, to purchase InfoWest and Go Fiber’s ownership interest in FIF St George, LLC, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.

Due to the timing of the transaction, the initial accounting for the business combination is incomplete. In order to develop our preliminary fair values, we utilized asset information received from InfoWest and Go Fiber and fair value allocation benchmarks from similar completed transactions. We are currently in the process of assessing InfoWest and Go Fiber’s documentation of contracts related to customer relationships and operating leases.  Additionally, we are in the process of obtaining a final third-party valuation of InfoWest’s tangible and intangible assets, and therefore the initial allocation of the purchase price is subject to refinement.

The following is a summary of the preliminary allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

InfoWest & Go Fiber
Assets Acquired
Property, plant and equipment	$5,570,628
Trade names and trademarks	7,300,000
Customer relationships	17,100,000
Goodwill	18,599,977
Right of use assets	3,155,434
Other	358,614

Total Assets Acquired	52,084,653

Liabilities Assumed
Lease liabilities	3,149,194
Other	362,310

Total Liabilities Assumed	3,511,504

Total	$48,573,149

InfoWest and Go Fiber’s results of operations for the three month period ended June 30, 2022 are recognized from April 1, 2022, the date of acquisition, through June 30, 2022.  During this period, revenues and earnings were $4,043,940 and $818,666, respectively. Acquisition costs, incurred primarily in the fourth quarter of 2021 and the first quarter of 2022, of $746,159 were expensed in professional fees. The intangible assets include customer relationships and trade names and trademarks which have useful lives of ten years and twenty years, respectively.

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

Insurance Acquisition

American Contracting Services

On April 1, 2021, our subsidiary, GIG, acquired 100% of the stock of American Contracting Services, Inc., which we refer to as "ACS," a surety brokerage company located in Ohio, for a purchase price of $3,455,000. The total purchase price consists of $2,225,000 of cash, ten percent of which was held back by GIG and will be disbursed, subject to any claims for indemnification, over an 18-month period, and $1,230,000 in contingent consideration.  The fair value of the contingent consideration, classified in other current liabilities in the consolidated balance sheet, is dependent on the probability of ACS achieving certain financial performance targets. The contingent consideration ranges between zero and $1,275,000 and is payable twenty-four months following the closing date. Our purchase price allocation related to ACS includes property, plant and equipment, intangibles, and goodwill of $87,780, $970,000 and $2,605,844, respectively, as well as other net liabilities of $208,624.  The intangible assets include customer relationships and trade names and trademarks, each of which have a fifteen year useful life.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

The following is a summary of the final allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

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

For the Six Months Ended June 30, 2022 and 2021

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

2021 Acquisitions

Missouri Neon

On  December 30, 2021, LBO purchased the outdoor advertising assets of  Missouri Neon Outdoor, based in Springfield, MO. At the time of the asset purchase, Missouri Neon Outdoor operated over 800 billboard faces in Missouri, Oklahoma and Arkansas.

The following is a summary of the final allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

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

For the Six Months Ended June 30, 2022 and 2021

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$25,249,600	$23,419,291	$41,542,547	$38,817,509

Net (Loss) Income Attributable to Common Stockholders	$(10,436,006)	$10,808,261	$5,866,587	$95,429,755

Basic Net (Loss) Income per Share	$(0.35)	$0.37	$0.20	$3.35

Diluted Net (Loss) Income per Share	$(0.35)	$0.37	$0.20	$3.34

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	29,421,500	29,698,361	28,474,872

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	29,492,765	29,761,369	28,545,034

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$66,520,977	$(25,621,813)	$40,899,164	$49,535,976	$(23,611,856)	$25,924,120
Permits, licenses, and lease acquisition costs	12,457,057	(3,941,444)	8,515,613	11,560,896	(3,413,876)	8,147,020
Site location	849,347	(278,164)	571,183	849,347	(250,085)	599,262
Noncompetition agreements	626,000	(535,861)	90,139	626,000	(488,134)	137,866
Technology	1,128,000	(360,343)	767,657	1,128,000	(311,250)	816,750
Trade names and trademarks	11,152,200	(793,019)	10,359,181	3,852,200	(590,575)	3,261,625
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Capitalized contract costs	1,146,600	(68,823)	1,077,777	1,018,600	(16,717)	1,001,883
Easements	5,637,986	-	5,637,986	5,463,526	-	5,463,526

Total	$99,546,167	$(31,627,467)	$67,918,700	$74,062,545	$(28,710,493)	$45,352,052

Future Amortization

The future amortization associated with the intangible assets is as follows:

	June 30,
	2023	2024	2025	2026	2027	Thereafter	Total

Customer relationships	$4,969,599	$4,969,599	$4,969,599	$4,969,599	$4,960,450	$16,060,318	$40,899,164
Permits, licenses, and lease acquisition costs	1,153,286	1,153,286	1,152,535	1,124,324	1,098,936	2,833,246	8,515,613
Site location	56,623	56,623	56,623	56,623	56,623	288,068	571,183
Noncompetition agreements	76,459	13,339	341	-	-	-	90,139
Technology	99,000	99,000	99,000	99,000	99,000	272,657	767,657
Trade names and trademarks	590,567	590,567	590,567	590,567	558,383	7,438,530	10,359,181
Capitalized contract costs	114,660	114,660	114,660	114,660	114,660	504,477	1,077,777

Total	$7,060,194	$6,997,074	$6,983,325	$6,954,773	$6,888,052	$27,397,296	$62,280,714

Amortization expense for the six months ended June 30, 2022 and 2021 was $2,916,966 and $2,370,709, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	99
Permits, licenses, and lease acquisition costs	89
Site location	121
Noncompetition agreements	12
Technology	93
Trade names and trademarks	210
Capitalized contract costs	113

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

	June 30,	December 31,
	2022	2021

Certificates of deposit	$310,740	$310,276
U.S. Treasury notes held to maturity	4,770,912	4,418,719
Common stock warrants of Sky Harbour Group Corporation	3,473,901	-

Total	$8,555,553	$4,728,995

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  June 30, 2022 and December 31, 2021 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, June 30, 2022	$12,581,197	$8,726,396	$21,307,593

Marketable equity securities, December 31, 2021	$20,893,647	$49,723,850	$70,617,497

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of   June 30, 2022  and December 31, 2021 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, June 30, 2022	$40,829,504	$(269,439)	$40,560,065

U.S. Treasury trading securities, December 31, 2021	$87,541,764	$3,140	$87,544,904

Long-term Investments

Long-term investments consist of U.S. Treasury securities and certain equity investments. We have the intent and the ability to hold the U.S. Treasury securities to maturity, which ranges from 2023 to 2024. Our U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	June 30,	December 31,
	2022	2021

U.S. Treasury securities, held to maturity	$1,972,606	$154,265
Preferred stock	104,019	104,019
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$21,135,110	$19,316,769

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

We reviewed our investments as of June 30, 2022 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate, real estate services, private aviation infrastructure, and asset management. Our interest in these affiliates ranges from approximately 16% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC, which we refer to as “Logic”, and 24th Street Holding Company, LLC, having a combined carrying amount of $801,828 as of  June 30, 2022, are managed by an entity controlled by a member of our board of directors.

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

On January 20, 2021, Dream Finders Homes, Inc. announced the pricing of its initial public offering of 9,600,000 shares of Class A common stock at the initial public offering price of $13.00 per share. Shares of Class A common stock began trading on the NASDAQ Global Select Market under the symbol “DFH” on Thursday, January 21, 2021. Concurrent with the closing of the initial public offering, all of the outstanding non-voting common units and Series A preferred units of DFH were converted into shares of Class A common stock of Dream Finders Homes, Inc., and all of the outstanding common units of DFH LLC were converted into shares of Class B common stock of Dream Finders Homes, Inc. As a result, our previous equity interest in DFH was converted into 4,681,099 shares of DFH Class A common stock, which are no longer accounted for under the equity method but marked to market each reporting period consistent with the other publicly traded equity securities we hold. In addition, one of our subsidiaries purchased 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering. At  June 30, 2022, we held 1,096,744 shares of DFH Class A common stock.

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

For the Six Months Ended June 30, 2022 and 2021

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	June 30,	December 31,
	2022	2021

Beginning of period	$61,660,905	$20,913,896
Additional investment in unconsolidated affiliate	45,000,000	55,000,000
Distributions received	(303,117)	(2,251,766)
Reclassification of marketable securities to investment in affiliate	23,483	-
Reclassification of investment in affiliate to marketable securities	-	(12,880,146)
Transfer of interest	(625,498)	-
Gain on retained interest of deconsolidated affiliate	10,010,090	-
Equity in (loss) income of unconsolidated affiliates	(1,288,964)	878,921

End of period	$114,476,899	$61,660,905

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$6,791,305	$7,597,715	$13,404,132	$17,014,480
Gross profit	2,923,405	2,581,114	6,184,727	9,219,062
(Loss) income from continuing operations	(4,951,614)	1,567,702	(10,085,907)	7,588,415
Net income (loss)	10,313,901	1,647,927	(8,381,383)	1,194,456

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

For the Six Months Ended June 30, 2022 and 2021

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

At June 30, 2022 and December 31, 2021, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At   June 30, 2022, the estimated fair value of our long-term debt was $28,056,205 which is less than the carrying amount of $29,247,217.

Warrants

We have determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 are subject to treatment as a liability. Prior to the deconsolidation of Yellowstone which occurred on January 25, 2022, we marked the Public Warrants to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from January 1, 2022 to January 25, 2022, and January 1, 2021 to June 30, 2021, resulted in a gain of $1,837,211 and $3,059,752, respectively, which is included within "Remeasurement of warrant liability" within our Consolidated Statements of Operations. The Public Warrants were classified as Level 1 as of  December 31, 2021.

Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, we no longer eliminate our investment in the Private Placement Warrants.  Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants from January 25, 2022 to June 30, 2022, resulted in a loss of $771,978 included within Other investment (loss) income within our Consolidated Statements of Operations.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $73,000,000. Of this amount, approximately $27,000,000 and $3,000,000 were realized during the six months ended June 30, 2022 and 2021, respectively.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Contingent Consideration associated with Business Combination

The contingent consideration recorded in conjunction with our acquisition of ACS as discussed further in Note 6 was classified as Level 3 in the fair value hierarchy as the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. Changes in the estimated fair value of the contingent consideration liability are reported in earnings for the respective period.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet June 30, 2022	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$61,867,658	$61,867,658	$(1,108,834)	$(12,437,428)

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2021	$3,162,725
Additions	29,756
Liabilities settled	-
Accretion expense	100,856

Balance, June 30, 2022	$3,293,337

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

On March 30, 2021, we filed a new shelf registration statement on Form S-3ASR (Registration No. 333-254870) which was effective upon filing with the SEC. This shelf registration expired in March 2022.

On April 25, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000. Additionally, in the 2022 shelf registration statement, we have registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT”, as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

At June 30, 2022, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity For the Six Months Ended June 30, 2022 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2021	105,556	$9.95	3.50	$1,982,342

Issued	-
Exercised	-
Expired	-

Outstanding as of June 30, 2022	105,556	$9.95	3.00	$1,129,449

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

On  May 31, 2022, Link entered into a Fifth Amendment to the Credit Agreement with the Lender which modified the Credit Agreement by extending the period of time under which Link may issue to BOC a cash dividend from January 31, 2022 to June 30, 2022 in the amount up to $8,125,000 in the aggregate.

As of June 30, 2022, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2023.

Long-term debt included within our consolidated balance sheet as of June 30, 2022 consists of Term Loan borrowings of $29,247,217, of which $1,514,042 is classified as current. There were no amounts outstanding related to the revolving line of credit as of June 30, 2022.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of June 30, 2022.

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

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 13.     LEASES

We enter into operating lease contracts primarily for land and office space. Agreements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases include land lease contracts and contracts for the use of office space.

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

Operating Lease Cost

Operating lease cost for the three and six months ended June 30 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Statement of Operations Classification

Lease cost	$2,035,349	$1,773,596	$3,972,445	$3,521,229	Cost of billboard and broadband revenues and general and administrative
Variable and short-term lease cost	670,658	185,100	1,001,686	282,146	Cost of billboard and broadband revenues and general and administrative

Total Lease Cost	$2,706,007	$1,958,696	$4,974,131	$3,803,375

Supplemental cash flow information related to operating leases is as follows:

	For the three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Cash payments for operating leases	$2,145,370	$1,852,342	$4,078,892	$3,552,255
New operating lease assets obtained in exchange for operating lease liabilities	$3,273,501	$350,182	$3,896,101	$7,903,992

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	June 30, 2022	December 31, 2021	Balance Sheet Classification

Lease assets	$63,280,745	$61,252,888	Other Assets: Right of use assets

Current lease liabilities	$4,952,033	$4,580,833	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	57,604,457	56,032,547	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$62,556,490	$60,613,380

Maturity of Operating Lease Liabilities

June 30, 2022

2023	$7,626,250
2024	7,160,159
2025	6,706,577
2026	6,500,409
2027	6,089,156
Thereafter	58,934,586

Total lease payments	93,017,137
Less imputed interest	(30,460,647)

Present Value of Lease Liabilities	$62,556,490

As of June 30, 2022, our operating leases have a weighted-average remaining lease term of 17.23 years and a weighted-average discount rate of 4.61%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona, Florida, Nevada, and Utah.

					Total
Three Months Ended June 30, 2022	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$2,991,272	$9,825,164	$8,078,580	$-	$20,895,016
Segment gross profit	1,990,478	6,169,382	6,007,768	-	14,167,628
Segment income (loss) from operations	21,011	1,335,395	87,072	(2,160,460)	(716,982)
Capital expenditures	192,459	2,903,119	45,217,378	238,530	48,551,486
Depreciation and amortization	57,651	2,036,350	1,615,353	27,335	3,736,689

					Total
Three Months Ended June 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$2,466,595	$7,952,832	$3,760,454	$-	$14,179,881
Segment gross profit	1,593,990	4,879,302	2,906,025	-	9,379,317
Segment income (loss) from operations	(432,117)	866,378	488,431	(2,016,164)	(1,093,472)
Capital expenditures	3,044,246	839,122	3,016,219	550,297	7,449,884
Depreciation and amortization	56,115	1,755,935	618,820	25,330	2,456,200

Six Months Ended June 30, 2022	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$6,069,124	$18,963,313	$12,155,526	$-	$37,187,963
Segment gross profit	3,887,439	11,780,159	9,173,939	-	24,841,537
Segment income (loss) from operations	(173,171)	2,345,375	(336,629)	(5,002,293)	(3,166,718)
Capital expenditures	297,606	3,702,360	50,301,564	399,513	54,701,043
Depreciation and amortization	112,516	4,030,145	2,472,920	54,372	6,669,953

					Total
Six Months Ended June 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$4,722,892	$15,106,517	$7,555,491	$-	$27,384,900
Segment gross profit	2,721,077	9,171,240	5,944,849	-	17,837,166
Segment income (loss) from operations	(1,219,604)	972,427	1,265,857	(3,597,930)	(2,579,250)
Capital expenditures	3,044,246	7,402,639	5,056,409	673,356	16,176,650
Depreciation and amortization	96,493	3,452,963	1,178,575	40,145	4,768,176

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 14.     INDUSTRY SEGMENTS (Continued)

As of June 30, 2022	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,934,642	$4,176,453	$374,245	$488	$6,485,828
Goodwill	11,325,138	122,153,319	38,235,135	-	171,713,592
Total assets	67,825,015	262,975,673	127,905,820	215,144,550	673,851,058

					Total
As of December 31, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,495,664	$2,770,428	$202,771	$-	$4,468,863
Goodwill	11,058,922	120,642,896	19,635,158	-	151,336,976
Total assets	57,150,042	276,266,829	69,113,699	404,523,223	807,053,793

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the six months ended June 30:

	2022	2021
Losses and LAE at January 1	$1,381,526	$2,492,334

Provision for losses and LAE claims arising in:
Current year	598,182	491,320
Prior year	485,001	517,087
Total incurred	1,083,183	1,008,407
Losses and LAE payments for claims arising in:
Current year	120,993	1,038,694
Prior years	814,549	745,574
Total payments	935,542	1,784,268

Less reinsurance recoverable	315,000	-

Losses and LAE at June 30	$1,214,167	$1,716,473

For the six months ended June 30, 2022, $814,549 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $24,549 unfavorable prior year development during the six months ended June 30, 2022. Reserves remaining as of  June 30, 2022 for prior years are $485,001 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the six months ended June 30, 2021, $745,574 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $640,973 favorable prior year development during the six months ended June 30, 2021.

Reserves remaining as of June 30, 2021 for prior years were $517,087 as a result of re-estimation of unpaid losses and loss adjustment expenses. In both periods, the prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables were $315,000 at  June 30, 2022. At   June 30, 2021, we did not have any reinsurance recoverables recorded.

NOTE 16.     CUSTODIAL RISK

As of June 30, 2022, we had approximately $56,900,000 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

NOTE 17.     SPECIAL PURPOSE ACQUISITION COMPANY

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as “BOC Yellowstone,” served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as “Yellowstone.”  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owned approximately 20% of Yellowstone's issued and outstanding common stock. The purpose of the offering was to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance, and broadband services businesses. The Units were sold at a price of $10.00 per unit, generating gross proceeds to Yellowstone of $125,000,000, and traded on the NASDAQ Stock Market, LLC under the ticker symbol “YSACU”.  After the securities comprising the units began separate trading, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “YSAC” and “YSACW,” respectively.

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

On  January 25, 2022, Yellowstone completed the previously announced proposed business combination with SHG following stockholder approval. Upon the consummation of the business combination, SHG became a consolidated subsidiary of Yellowstone and Yellowstone was renamed Sky Harbour Group Corporation, shares of which are now listed for trading on the New York Stock Exchange under the symbol “SKYH” and Sky Harbour warrants are also listed for trading on the New York Stock Exchange under the symbol "SKYH.WS".  Also in connection with the business combination, we entered into a subscription agreement with Sky Harbour, pursuant to which Sky Harbour sold to us at the closing of the business combination 4,500,000 shares of Class A common stock at a price of $10 per share, for total cash consideration of $45,000,000.

In connection with the business combination, we recognized a non-cash gain during the first quarter of fiscal 2022 of $24,977,740 related to our deconsolidation of Yellowstone, which is included within other income on our Consolidated Statement of Operations. Of the total gain recognized on deconsolidation, approximately $10,000,000 relates to the remeasurement of our retained investment in Sky Harbour via the Sponsor shares, Series B Preferred Units, and PIPE investment, each of which converted into shares of Sky Harbour's Class A common stock on the transaction date, and approximately $15,000,000 relates to the deconsolidation of Yellowstone's assets and liabilities as of the transaction date.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading price of Sky Harbour's Class A common stock. Subsequent to the business combination, we account for our 22.96% investment in Sky Harbour's Class A common stock under the equity method.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made a number of billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of June 30, 2022, we operate approximately 3,900 billboards with approximately 7,400 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services: In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that serves over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provides high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC ("FFH"), which partners with builders, developers and build-to-rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest and Go Fiber, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

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

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. At June 30, 2022, we held 1,096,744 shares of DFH Class A common stock. During the second quarter of fiscal 2022, we sold 900,751 shares of DFH Class A common stock for gross proceeds of approximately $15.7 million. Since DFH’s initial public offering through August 1, 2022, we have sold 3,704,355 shares of DFH Class A common stock for gross proceeds of approximately $68.1 million.

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

●

In August 2021, through one of our subsidiaries, we agreed to invest $55 million directly into SHG and received Series B preferred units. On September 14, 2021, we completed the $55 million transaction, purchasing the Sky Harbour Series B Preferred Units. Upon the consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour’s Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination.

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

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia.  In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We also expect to expand our broadband services in Arizona, Florida, Nevada, Utah and in other locations. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 has to date generally had limited or no material adverse impact on our billboard and broadband businesses. Specifically, the COVID-19 pandemic has impacted different parts of our business in different ways:

●

Our billboard business incurred some overall reductions in revenue during the first half of fiscal 2020 but has returned to more normal levels in fiscal 2021 and continues to grow during the first six months of fiscal 2022. As most of our billboards are on roads and highways and not in airports and other mass transit hubs, shopping centers and sports arenas, our revenues for billboards were not as significantly impacted as those of certain of our competitors.

●	Our broadband business was generally unaffected by COVID-19 and we continued to expand that business through the launch of our FFH business during fiscal 2021, the InfoWest and Go Fiber acquisitions in April 2022, and investing capital to expand our footprint and serve additional customers in Arizona, Florida, Nevada, Utah, and other locales.

●	Our surety insurance business was primarily impacted by the decision we implemented in the second quarter of fiscal 2020 to cease issuing rental insurance bonds and increase our loss reserves related to these bonds. We made this decision due to concern about the potential for increasing default rates by residential tenants. However, due to the favorable development of losses within UCS throughout fiscal 2021, our actuarial analysis at the end of 2021 indicated that UCS was over-reserved so management released this excess back into income to remain consistent with previous years' reserving methodologies. UCS no longer has any material exposure to the rental guarantee bond program as substantially all of these bonds have since expired.

●

As of June 30, 2022, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the six months ended June 30, 2022 and 2021.

We have observed an improvement in business activity beginning in the second half of 2020 and throughout fiscal 2021 and the first six months of fiscal 2022 as government-imposed restrictions on travel were relaxed, businesses which were temporarily closed or limited are fully reopening, more of the population has been vaccinated and unemployment rates are dropping. Accordingly, we are not actively pursuing additional cost saving measures, and are resuming acquisition activities and spending on capital projects.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following is a comparison of our results of operations for the three months ended June 30, 2022, which we refer to as the “second quarter of fiscal 2022,” compared to the three months ended June 30, 2021, which we refer to as the “second quarter of fiscal 2021.”

Revenues. For the second quarter of fiscal 2022 and the second quarter of fiscal 2021, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$9,825,164	47.0%	$7,952,832	56.1%	$1,872,332
Broadband services	8,078,580	38.7%	3,760,454	26.5%	4,318,126
Premiums earned	2,407,523	11.5%	1,736,158	12.3%	671,365
Insurance commissions	494,244	2.4%	658,703	4.6%	(164,459)
Investment and other income	89,505	0.4%	71,734	0.5%	17,771
Total Revenues	$20,895,016	100.0%	$14,179,881	100.0%	$6,715,135

We realized total revenues of $20,895,016 during the second quarter of fiscal 2022, an increase of 47.4% over revenues of $14,179,881 during the second quarter of fiscal 2021. Revenues increased within each of our businesses in the second quarter of fiscal 2022 when compared to the second quarter of fiscal 2021. The key factors impacting revenue across each of our businesses during the second quarter of fiscal 2022 were as follows:

●

Net billboard rentals in the second quarter of fiscal 2022 increased 23.5% from the second quarter of fiscal 2021, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Keleher and Missouri Neon in the fourth quarter of fiscal 2021, which accounted for approximately 14.2% of our billboard revenues in the second quarter of fiscal 2022.

●

Revenue from broadband services in the second quarter of fiscal 2022 increased 114.8% from the second quarter of fiscal 2021, mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022.

●

Premiums earned from our UCS insurance subsidiary increased 38.7% in the second quarter of fiscal 2022 when compared to the second quarter of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first six months of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased by 25.0% in the second quarter of fiscal 2022 when compared to the second quarter of fiscal 2021, primarily due to two large one-time bonds placed by ACS during the second quarter of fiscal 2021.

●	Investment and other income at UCS increased from $71,734 in the second quarter of fiscal 2021 to $89,505 in the second quarter of fiscal 2022.

Expenses. For the second quarter of fiscal 2022 and the second quarter of fiscal 2021, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,655,782	17.5%	$3,073,530	21.7%	$582,252
Cost of broadband revenues	2,070,812	9.9%	854,429	6.0%	1,216,383
Cost of insurance revenues	1,000,794	4.8%	872,605	6.2%	128,189
Employee costs	6,572,286	31.5%	4,526,049	31.9%	2,046,237
Professional fees	1,098,782	5.3%	1,024,181	7.2%	74,601
Depreciation	2,012,916	9.6%	1,250,663	8.8%	762,253
Amortization	1,723,773	8.2%	1,205,537	8.5%	518,236
General and administrative	3,393,835	16.2%	2,411,053	17.0%	982,782
Loss on disposition of assets	32,094	0.2%	22,859	0.2%	9,235
Accretion	50,924	0.2%	32,447	0.2%	18,477
Total Costs and Expenses	$21,611,998	103.4%	$15,273,353	107.7%	$6,338,645

During the second quarter of fiscal 2022, we had total costs and expenses of $21,611,998, as compared to total costs and expenses of $15,273,353 in the second quarter of fiscal 2021. Total costs and expenses as a percentage of total revenues decreased from 107.7% in the second quarter of fiscal 2021 to 103.4% in the second quarter of fiscal 2022. The key factors impacting costs and expenses across each of our businesses during the second quarter of fiscal 2022 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 38.6% in the second quarter of fiscal 2021 to 37.2% in the second quarter of fiscal 2022. The decrease was mainly due to lower ground rent expense and commissions paid as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 22.7% in the second quarter of fiscal 2021 to 25.6% in the second quarter of fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions in April 2022 as well as our FFH business, which launched during the third quarter of fiscal 2021.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 35.4% in the second quarter of fiscal 2021 to 33.5% in the second quarter of fiscal 2022. The decrease was mainly due to lower losses and loss adjustment expenses as a percentage of insurance revenues as UCS no longer has any material exposure to the rental guarantee bond program given that substantially all of these bonds have since expired.

●

Employee costs increased from $4,526,049 in the second quarter of fiscal 2021 to $6,572,286 in the second quarter of fiscal 2022, an increase of 45.2%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions in April 2022, hiring within our FFH business, and the Keleher and Missouri Neon acquisitions in the fourth quarter of fiscal 2021.

●

Professional fees in the second quarter of fiscal 2022 were $1,098,782, or 5.3% of total revenues, as compared to $1,024,181, or 7.2% of total revenues, in the second quarter of fiscal 2021. The increase was mainly driven by professional fees associated with the InfoWest and Go Fiber acquisitions completed in April 2022.

●

General and administrative expenses increased from $2,411,053 in the second quarter of fiscal 2021 to $3,393,835 in the second quarter of fiscal 2022, an increase of 40.8%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions in April 2022, our FFH business, which launched during the third quarter of fiscal 2021, and the Keleher and Missouri Neon acquisitions in the fourth quarter of fiscal 2021.

●

Non-cash expenses in the second quarter of fiscal 2022 included $2,012,916 in depreciation expense, $1,723,773 in amortization expense, and $50,924 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation expense is mainly due to measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021 as well as the InfoWest and Go Fiber acquisitions completed in April 2022. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions completed in April 2022.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2022 was $716,982, or 3.4% of total revenues, as compared to a net loss from operations of $1,093,472, or 7.7% of total revenues, in the second quarter of fiscal 2021. The decrease in net loss from operations in dollars was primarily due to improved operations within our billboard business and insurance business, which were partially offset by costs associated with the InfoWest and Go Fiber acquisitions completed in April 2022 and our FFH business, which launched during the third quarter of fiscal 2021. Our net loss from operations included $3,787,613 from non-cash depreciation, amortization and accretion expenses in the second quarter of fiscal 2022, as compared to $2,488,647 in the second quarter of fiscal 2021.

Other Income (Expense). During the second quarter of fiscal 2022, we had net other expense of $14,777,668. Net other expense included $16,933,563 in other investment losses mainly related to public securities held by Boston Omaha and UCS and interest expense of $303,531 mainly incurred under Link's term loan. These items were partially offset by income of $2,386,339 mainly related to our equity method position in Sky Harbour and interest and dividend income of $73,087. During the second quarter of fiscal 2021, we had net other income of $12,566,457, which included $11,377,475 in other investment income related to public equity securities mainly held by Boston Omaha, $883,928 related to the remeasurement of Yellowstone's public warrants, $435,988 in equity in income of unconsolidated affiliates, interest and dividend income of $102,725, and interest expense of $233,659 mainly incurred under Link's term loan.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income (Loss) Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $11,496,339 in the second quarter of fiscal 2022, or a loss per share of $0.39, based on 29,698,361 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $8,637,563 in the second quarter of fiscal 2021, or income per share of $0.29, based on 29,492,765 diluted weighted average shares outstanding.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following is a comparison of our results of operations for the six months ended June 30, 2022, which we refer to as the “first six months of fiscal 2022,” compared to the six months ended June 30, 2021, which we refer to as the “first six months of fiscal 2021.”

Revenues. For the first six months of fiscal 2022 and the first six months of fiscal 2021, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$18,963,313	51.0%	$15,106,517	55.1%	$3,856,796
Broadband services	12,155,526	32.7%	7,555,491	27.6%	4,600,035
Premiums earned	4,695,972	12.6%	3,522,722	12.9%	1,173,250
Insurance commissions	1,191,444	3.2%	1,058,880	3.9%	132,564
Investment and other income	181,708	0.5%	141,290	0.5%	40,418
Total Revenues	$37,187,963	100.0%	$27,384,900	100.0%	$9,803,063

We realized total revenues of $37,187,963 during the first six months of fiscal 2022, an increase of 35.8% over revenues of $27,384,900 during the first six months of fiscal 2021. Revenues increased within each of our businesses in the first six months of fiscal 2022 when compared to the first six months of fiscal 2021. The key factors impacting revenue across each of our businesses during the first six months of fiscal 2022 were as follows:

●

Net billboard rentals in the first six months of fiscal 2022 increased 25.5% from the first six months of fiscal 2021, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Keleher and Missouri Neon in the fourth quarter of fiscal 2021, which accounted for approximately 14.0% of our billboard revenues in the first six months of fiscal 2022.

●

Revenue from broadband services in the first six months of fiscal 2022 increased 60.9% from the first six months of fiscal 2021, mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022.

●

Premiums earned from our UCS insurance subsidiary increased 33.3% in the first six months of fiscal 2022 when compared to the first six months of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first six months of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 12.5% in the first six months of fiscal 2022 when compared to the first six months of fiscal 2021, mainly reflecting the revenues generated from the ACS acquisition completed in April 2021.

●	Investment and other income at UCS increased from $141,290 in the first six months of fiscal 2021 to $181,708 in the first six months of fiscal 2022.

Expenses. For the first six months of fiscal 2022 and the first six months of fiscal 2021, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$7,183,154	19.3%	$5,935,277	21.7%	$1,247,877
Cost of broadband revenues	2,981,587	8.0%	1,610,642	5.9%	1,370,945
Cost of insurance revenues	2,181,685	5.9%	2,001,815	7.3%	179,870
Employee costs	11,996,506	32.3%	8,768,196	32.0%	3,228,310
Professional fees	3,289,379	8.8%	2,118,164	7.7%	1,171,215
Depreciation	3,752,987	10.1%	2,397,467	8.8%	1,355,520
Amortization	2,916,966	7.8%	2,370,709	8.7%	546,257
General and administrative	5,973,670	16.1%	4,638,916	16.9%	1,334,754
Loss (gain) on disposition of assets	(22,109)	(0.1%)	58,426	0.2%	(80,535)
Accretion	100,856	0.3%	64,538	0.2%	36,318
Total Costs and Expenses	$40,354,681	108.5%	$29,964,150	109.4%	$10,390,531

During the first six months of fiscal 2022, we had total costs and expenses of $40,354,681, as compared to total costs and expenses of $29,964,150 in the first six months of fiscal 2021. Total costs and expenses as a percentage of total revenues decreased from 109.4% in the first six months of fiscal 2021 to 108.5% in the first six months of fiscal 2022. The key factors impacting costs and expenses across each of our businesses during the first six months of fiscal 2022 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 39.3% in the first six months of fiscal 2021 to 37.9% in the first six months of fiscal 2022. The decrease was mainly due to lower commissions paid as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 21.3% in the first six months of fiscal 2021 to 24.5% in the first six months of fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions in April 2022 as well as our FFH business, which launched during the third quarter of fiscal 2021.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 42.4% in the first six months of fiscal 2021 to 35.9% in the first six months of fiscal 2022. The decrease was mainly due to lower losses and loss adjustment expenses as a percentage of insurance revenues as UCS no longer has any material exposure to the rental guarantee bond program given that substantially all of these bonds have since expired.

●

Employee costs increased from $8,768,196 in the first six months of fiscal 2021 to $11,996,506 in the first six months of fiscal 2022, an increase of 36.8%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions in April 2022, hiring within our FFH business, the Keleher and Missouri Neon acquisitions in the fourth quarter of fiscal 2021, and the ACS acquisition in April 2021.

●

Professional fees in the first six months of fiscal 2022 were $3,289,379, or 8.8% of total revenues, as compared to $2,118,164, or 7.7% of total revenues, in the first six months of fiscal 2021. The increase was mainly driven by professional fees associated with Yellowstone finalizing its business combination with SHG, the InfoWest and Go Fiber acquisitions completed in April 2022, and the formation of our build for rent business and fund structure within BOAM.

●

General and administrative expenses increased from $4,638,916 in the first six months of fiscal 2021 to $5,973,670 in the first six months of fiscal 2022, an increase of 28.8%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions in April 2022 and our FFH business, which launched during the third quarter of fiscal 2021.

●

Non-cash expenses in the first six months of fiscal 2022 included $3,752,987 in depreciation expense, $2,916,966 in amortization expense, and $100,856 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation expense is mainly due to measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021 as well as the InfoWest and Go Fiber acquisitions completed in April 2022. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions completed in April 2022.

Net Loss from Operations. Net loss from operations for the first six months of fiscal 2022 was $3,166,718, or 8.5% of total revenues, as compared to a net loss from operations of $2,579,250, or 9.4% of total revenues, in the first six months of fiscal 2021. The increase in net loss from operations in dollars was primarily due to costs associated with Yellowstone finalizing its business combination with SHG, the InfoWest and Go Fiber acquisitions completed in April 2022, and our FFH business, which launched during the third quarter of fiscal 2021. These cost increases were partially offset by improved operations within our billboard business and insurance business. Our net loss from operations included $6,770,809 from non-cash depreciation, amortization and accretion expenses in the first six months of fiscal 2022, as compared to $4,832,714 in the first six months of fiscal 2021.

Other Income (Expense). During the first six months of fiscal 2022, we had net other income of $10,720,978. Net other income included a gain of $24,977,740 related to the deconsolidation of Yellowstone (see Note 17 to the consolidated financial statements for further discussion), $1,837,211 related to the remeasurement of Yellowstone's public warrants from January 1, 2022 to January 25, 2022, and interest and dividend income of $118,411. These items were partially offset by $14,318,240 in other investment losses mainly related to public securities held by Boston Omaha and UCS, a loss of $1,288,964 mainly related to our equity method position in Sky Harbour and interest expense of $605,180 mainly incurred under Link's term loan. During the first six months of fiscal 2021, we had net other income of $122,689,521, which included $118,685,597 in other investment income related to public equity securities mainly held by Boston Omaha, $3,059,752 related to the remeasurement of Yellowstone's public warrants, $836,872 in interest and dividend income, $576,285 in equity in income of unconsolidated affiliates, and interest expense of $468,985 mainly incurred under Link's term loan.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $4,806,254 in the first six months of fiscal 2022, or income per share of $0.16, based on 29,761,369 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $93,075,190 in the first six months of fiscal 2021, or income per share of $3.26, based on 28,545,034 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following three segments in which we operate, billboards, insurance and broadband, for the second quarter of fiscal 2022 and the second quarter of fiscal 2021:

Results of Billboard Operations

	For the Three Months Ended June 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$9,825,164	100.0%	$7,952,832	100.0%
Cost of Revenues
Ground rents	1,917,756	19.5%	1,620,771	20.4%
Utilities	407,061	4.2%	311,242	3.9%
Commissions paid	796,754	8.1%	762,278	9.6%
Other costs of revenues	534,211	5.4%	379,239	4.7%
Total cost of revenues	3,655,782	37.2%	3,073,530	38.6%
Gross margin	6,169,382	62.8%	4,879,302	61.4%
Other Operating Expenses
Employee costs	1,715,749	17.5%	1,445,171	18.2%
Professional fees	111,748	1.1%	95,726	1.2%
Depreciation	1,130,239	11.5%	895,395	11.3%
Amortization	906,111	9.2%	860,540	10.8%
General and administrative	888,448	9.0%	664,220	8.3%
Accretion	47,490	0.5%	29,013	0.4%
Loss on disposition of assets	34,202	0.4%	22,859	0.3%
Total expenses	4,833,987	49.2%	4,012,924	50.5%
Segment Income from Operations	1,335,395	13.6%	866,378	10.9%
Interest expense, net	(288,169)	(2.9%)	(228,018)	(2.9%)
Net Income Attributable to Common Stockholders	$1,047,226	10.7%	$638,360	8.0%

Comparison of the Second Quarter of Fiscal 2022 to the Second Quarter of Fiscal 2021. In the second quarter of fiscal 2022, there was a 23.5% increase in net billboard revenues from the second quarter of fiscal 2021, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Keleher and Missouri Neon in the fourth quarter of fiscal 2021, which accounted for approximately 14.2% of our billboard revenues in the second quarter of fiscal 2022. The key factors affecting our billboard operations results during the second quarter of fiscal 2022 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 20.4% in the second quarter of fiscal 2021 to 19.5% in the second quarter of fiscal 2022.

●

Commissions paid as a percentage of total segment operating revenues decreased from 9.6% in the second quarter of fiscal 2021 to 8.1% in the second quarter of fiscal 2022. The decrease is mainly driven by new incentive programs throughout several of our markets.

●

Employee costs as a percentage of total segment operating revenues decreased from 18.2% in the second quarter of fiscal 2021 to 17.5% in the second quarter of fiscal 2022. The decrease is due to organic revenue growth as well as the impact from the Keleher and Missouri Neon acquisitions.

●

General and administrative expenses increased as a percentage of total segment operating revenues from 8.3% in the second quarter of fiscal 2021 to 9.0% in the second quarter of fiscal 2022. The increase is primarily due to higher fuel costs and other travel related expenses.

●

Depreciation and amortization expense increased by $234,844 and $45,571, respectively, from the second quarter of fiscal 2021. The increases are primarily due to the Keleher and Missouri Neon acquisitions.

●	Net interest expense of $288,169 in the second quarter of fiscal 2022 compared to net interest expense of $228,018 in the second quarter of fiscal 2021.

Results of Broadband Operations

	For the Three Months Ended June 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$8,078,580	100.0%	$3,760,454	100.0%
Cost of Revenues
Network operations and data costs	1,186,914	14.7%	586,610	15.6%
Programming costs	24,814	0.3%	29,711	0.8%
Cell site rent and utilities	305,776	3.8%	140,700	3.7%
Other costs of revenues	553,308	6.8%	97,408	2.6%
Total cost of revenues	2,070,812	25.6%	854,429	22.7%
Gross margin	6,007,768	74.4%	2,906,025	77.3%
Other Operating Expenses
Employee costs	2,750,355	34.0%	1,289,680	34.3%
Professional fees	200,092	2.5%	24,114	0.6%
Depreciation	844,752	10.5%	322,135	8.6%
Amortization	770,601	9.5%	296,685	7.9%
General and administrative	1,353,570	16.8%	481,546	12.8%
Accretion	3,434	0.0%	3,434	0.1%
Loss on disposition of assets	(2,108)	(0.0%)	-	0.0%
Total expenses	5,920,696	73.3%	2,417,594	64.3%
Segment Income from Operations	87,072	1.1%	488,431	13.0%
Interest expense, net	(6,353)	(0.1%)	(2,866)	(0.1%)
Noncontrolling interest in subsidiary income	(240,425)	(3.0%)	(116,198)	(3.1%)
Net Income (Loss) Attributable to Common Stockholders	$(159,706)	(2.0%)	$369,367	9.8%

Comparison of the Second Quarter of Fiscal 2022 to the Second Quarter of Fiscal 2021. In the second quarter of fiscal 2022, total operating revenues increased by 114.8% when compared to the second quarter of fiscal 2021 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022. The key factors affecting our broadband operations results during the second quarter of fiscal 2022 were as follows:

●	Total cost of revenues increased as a percentage of total segment operating revenues from 22.7% in the second quarter of fiscal 2021 to 25.6% in the second quarter of fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions in April 2022 as well as our FFH business, which launched during the third quarter of fiscal 2021.

●

Employee costs in the second quarter of fiscal 2022 increased by 113.3% from the second quarter of fiscal 2021. The increase is mainly due to the InfoWest and Go Fiber acquisitions in April 2022 and hiring within our FFH business.

●	Professional fees as a percentage of total segment operating revenues increased from 0.6% in the second quarter of fiscal 2021 to 2.5% in the second quarter of fiscal 2022. The increase is mainly due to the InfoWest and Go Fiber acquisitions completed in April 2022.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 12.8% in the second quarter of fiscal 2021 to 16.8% in the second quarter of fiscal 2022. The increase as a percent of revenues is mainly due to our FFH business, which launched during the third quarter of fiscal 2021.

●	Depreciation and amortization expense increased by $522,617 and $473,916, respectively, from the second quarter of fiscal 2021. The increase in depreciation expense is mainly due to measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021 as well as the InfoWest and Go Fiber acquisitions completed in April 2022. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions completed in April 2022.

Results of Insurance Operations

	For the Three Months Ended June 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$2,407,523	80.5%	$1,736,158	70.4%
Insurance commissions	494,244	16.5%	658,703	26.7%
Investment and other income	89,505	3.0%	71,734	2.9%
Total operating revenues	2,991,272	100.0%	2,466,595	100.0%
Cost of Revenues
Commissions paid	613,117	20.5%	492,388	20.0%
Premium taxes, fees, and assessments	77,612	2.6%	63,707	2.6%
Losses and loss adjustment expense	310,065	10.4%	316,510	12.8%
Total cost of revenues	1,000,794	33.5%	872,605	35.4%
Gross margin	1,990,478	66.5%	1,593,990	64.6%
Other Operating Expenses
Employee costs	1,376,236	46.0%	1,261,795	51.1%
Professional fees	79,347	2.6%	72,764	2.9%
Depreciation	10,590	0.4%	7,803	0.3%
Amortization	47,061	1.6%	48,312	2.0%
General and administrative	456,233	15.2%	635,433	25.8%
Total expenses	1,969,467	65.8%	2,026,107	82.1%
Segment Income (Loss) from Operations	21,011	0.7%	(432,117)	(17.5%)
Interest income, net	-	-	2	0.0%
Other investment income (loss)	(1,844,331)	(61.7%)	750,867	30.4%
Net Income (Loss) Attributable to Common Stockholders	$(1,823,320)	(61.0%)	$318,752	12.9%

Comparison of the Second Quarter of Fiscal 2022 to the Second Quarter of Fiscal 2021. In the second quarter of fiscal 2022, total operating revenues increased by 21.3% when compared to the second quarter of fiscal 2021, mainly due to increased earned premium at our UCS insurance subsidiary, which was partially offset by a decrease in revenues from insurance commissions primarily due to reduced production through other insurance carriers. The key factors affecting our insurance operations results during the second quarter of fiscal 2022 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the second quarter of fiscal 2022 increased 38.7% from the second quarter of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first six months of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 25.0% in the second quarter of fiscal 2022 when compared to the second quarter of fiscal 2021, primarily due to two large one-time bonds placed by ACS during the the second quarter of fiscal 2021.

●	Commissions paid as a percentage of total segment operating revenues increased from 20.0% in the second quarter of fiscal 2021 to 20.5% in the second quarter of fiscal 2022.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 12.8% in the second quarter of fiscal 2021 to 10.4% in the second quarter of fiscal 2022. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. The reduction in loss reserves when compared to the second quarter of fiscal 2021 is mainly related to UCS no longer having any material exposure to the rental guarantee bond program as substantially all of these bonds have since expired.

●	Employee costs in the second quarter of fiscal 2022 increased by 9.1% from the second quarter of fiscal 2021. The increase is mainly due to the hiring of finance, IT and marketing positions at GIG.

●

General and administrative expenses in the second quarter of fiscal 2022 decreased by 28.2% from the second quarter of fiscal 2021. The decrease is mainly due to lower IT system implementation related expenses.

●

During the second quarter of fiscal 2022, our segment income from insurance operations of $21,011 was offset by other investment losses of $1,844,331 mainly from unrealized losses on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Billboard Operations

	For the Six Months Ended June 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$18,963,313	100.0%	$15,106,517	100.0%
Cost of Revenues
Ground rents	3,880,776	20.4%	3,178,629	21.0%
Utilities	811,197	4.3%	624,382	4.1%
Commissions paid	1,526,869	8.1%	1,461,077	9.7%
Other costs of revenues	964,312	5.1%	671,189	4.5%
Total cost of revenues	7,183,154	37.9%	5,935,277	39.3%
Gross margin	11,780,159	62.1%	9,171,240	60.7%
Other Operating Expenses
Employee costs	3,458,972	18.3%	2,923,743	19.4%
Professional fees	228,256	1.2%	307,273	2.0%
Depreciation	2,231,595	11.8%	1,755,322	11.6%
Amortization	1,798,550	9.5%	1,697,641	11.2%
General and administrative	1,693,583	8.9%	1,401,973	9.3%
Accretion	94,025	0.5%	57,707	0.4%
(Gain) loss on disposition of assets	(70,197)	(0.4%)	55,154	0.4%
Total expenses	9,434,784	49.8%	8,198,813	54.3%
Segment Income from Operations	2,345,375	12.3%	972,427	6.4%
Interest expense, net	(575,027)	(3.0%)	(457,298)	(3.0%)
Net Income Attributable to Common Stockholders	$1,770,348	9.3%	$515,129	3.4%

Comparison of the First Six Months of Fiscal 2022 to the First Six Months of Fiscal 2021. In the first six months of fiscal 2022, there was a 25.5% increase in net billboard revenues from the first six months of fiscal 2021, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Keleher and Missouri Neon in the fourth quarter of fiscal 2021, which accounted for approximately 14.0% of our billboard revenues in the first six months of fiscal 2022. The key factors affecting our billboard operations results during the first six months of fiscal 2022 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 21.0% in the first six months of fiscal 2021 to 20.4% in the first six months of fiscal 2022.

●

Commissions paid as a percentage of total segment operating revenues decreased from 9.7% in the first six months of fiscal 2021 to 8.1% in the first six months of fiscal 2022. The decrease is mainly driven by new incentive programs throughout several of our markets.

●

Employee costs as a percentage of total segment operating revenues decreased from 19.4% in the first six months of fiscal 2021 to 18.3% in the first six months of fiscal 2022. The decrease is due to organic revenue growth as well as the impact from the Keleher and Missouri Neon acquisitions.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 9.3% in the first six months of fiscal 2021 to 8.9% in the first six months of fiscal 2022.

●

Depreciation and amortization expense increased by $476,273 and $100,909, respectively, from the first six months of fiscal 2021. The increases are primarily due to the Keleher and Missouri Neon acquisitions.

●	Net interest expense of $575,027 in the first six months of fiscal 2022 compared to net interest expense of $457,298 in the first six months of fiscal 2021.

Results of Broadband Operations

	For the Six Months Ended June 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$12,155,526	100.0%	$7,555,491	100.0%
Cost of Revenues
Network operations and data costs	1,691,982	13.9%	1,089,944	14.4%
Programming costs	40,905	0.3%	55,798	0.7%
Cell site rent and utilities	481,825	4.0%	279,618	3.7%
Other costs of revenues	766,875	6.3%	185,282	2.5%
Total cost of revenues	2,981,587	24.5%	1,610,642	21.3%
Gross margin	9,173,939	75.5%	5,944,849	78.7%
Other Operating Expenses
Employee costs	4,567,654	37.6%	2,508,412	33.2%
Professional fees	406,451	3.4%	82,634	1.1%
Depreciation	1,448,627	11.9%	588,464	7.8%
Amortization	1,024,293	8.4%	590,111	7.8%
General and administrative	2,008,624	16.5%	899,268	11.9%
Accretion	6,831	0.1%	6,831	0.1%
Loss on disposition of assets	48,088	0.4%	3,272	0.0%
Total expenses	9,510,568	78.3%	4,678,992	61.9%
Segment Income (Loss) from Operations	(336,629)	(2.8%)	1,265,857	16.8%
Interest expense, net	(10,524)	(0.1%)	(4,969)	(0.1%)
Noncontrolling interest in subsidiary income	(306,603)	(2.5%)	(254,461)	(3.4%)
Net Income (Loss) Attributable to Common Stockholders	$(653,756)	(5.4%)	$1,006,427	13.3%

Comparison of the First Six Months of Fiscal 2022 to the First Six Months of Fiscal 2021. In the first six months of fiscal 2022, total operating revenues increased by 60.9% when compared to the first six months of fiscal 2021 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022. The key factors affecting our broadband operations results during the first six months of fiscal 2022 were as follows:

●	Total cost of revenues increased as a percentage of total segment operating revenues from 21.3% in the first six months of fiscal 2021 to 24.5% in the first six months of fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions in April 2022 as well as our FFH business, which launched during the third quarter of fiscal 2021.

●

Employee costs in the first six months of fiscal 2022 increased by 82.1% from the first six months of fiscal 2021. The increase is mainly due to the InfoWest and Go Fiber acquisitions in April 2022 and hiring within our FFH business.

●	Professional fees as a percentage of total segment operating revenues increased from 1.1% in the first six months of fiscal 2021 to 3.4% in the first six months of fiscal 2022. The increase is mainly due to the InfoWest and Go Fiber acquisitions completed in April 2022.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 11.9% in the first six months of fiscal 2021 to 16.5% in the first six months of fiscal 2022. The increase as a percent of revenues is mainly due to our FFH business, which launched during the third quarter of fiscal 2021.

●

Depreciation and amortization expense increased by $860,163 and $434,182, respectively, from the first six months of fiscal 2021. The increase in depreciation expense is mainly due to measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021 as well as the InfoWest and Go Fiber acquisitions completed in April 2022. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions completed in April 2022.

Results of Insurance Operations

	For the Six Months Ended June 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$4,695,972	77.4%	$3,522,722	74.6%
Insurance commissions	1,191,444	19.6%	1,058,880	22.4%
Investment and other income	181,708	3.0%	141,290	3.0%
Total operating revenues	6,069,124	100.0%	4,722,892	100.0%
Cost of Revenues
Commissions paid	1,293,515	21.3%	957,042	20.3%
Premium taxes, fees, and assessments	125,675	2.1%	138,380	2.9%
Losses and loss adjustment expense	762,495	12.5%	906,393	19.2%
Total cost of revenues	2,181,685	35.9%	2,001,815	42.4%
Gross margin	3,887,439	64.1%	2,721,077	57.6%
Other Operating Expenses
Employee costs	2,769,737	45.6%	2,446,846	51.8%
Professional fees	152,018	2.5%	185,349	3.9%
Depreciation	18,393	0.3%	13,536	0.3%
Amortization	94,123	1.6%	82,957	1.8%
General and administrative	1,026,339	17.0%	1,211,993	25.6%
Total expenses	4,060,610	67.0%	3,940,681	83.4%
Segment Loss from Operations	(173,171)	(2.9%)	(1,219,604)	(25.8%)
Interest expense, net	-	-	(1,996)	(0.1%)
Other investment income (loss)	(2,943,875)	(48.5%)	3,906,214	82.7%
Net Income (Loss) Attributable to Common Stockholders	$(3,117,046)	(51.4%)	$2,684,614	56.8%

Comparison of the First Six Months of Fiscal 2022 to the First Six Months of Fiscal 2021. In the first six months of fiscal 2022, total operating revenues increased by 28.5% when compared to the first six months of fiscal 2021, mainly due to increased earned premium at our UCS insurance subsidiary and the ACS acquisition completed in April 2021. The key factors affecting our insurance operations results during the first six months of fiscal 2022 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the first six months of fiscal 2022 increased 33.3% from the first six months of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first six months of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Our brokerage operations realized a 12.5% increase in insurance commissions in the first six months of fiscal 2022 when compared to the first six months of fiscal 2021. The increase is mainly due to the ACS acquisition completed in April 2021.

●	Commissions paid as a percentage of total segment operating revenues increased from 20.3% in the first six months of fiscal 2021 to 21.3% in the first six months of fiscal 2022.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 19.2% in the first six months of fiscal 2021 to 12.5% in the first six months of fiscal 2022. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. The reduction in loss reserves when compared to the first six months of fiscal 2021 is mainly related to UCS no longer having any material exposure to the rental guarantee bond program as substantially all of these bonds have since expired.

●

Employee costs in the first six months of fiscal 2022 increased by 13.2% from the first six months of fiscal 2021. The increase is mainly due to the ACS acquisition completed in April 2021 as well as the hiring of finance, IT and marketing positions at GIG.

●

General and administrative expenses in the first six months of fiscal 2022 decreased by 15.3% from the first six months of fiscal 2021. The decrease is mainly due to lower IT system implementation related expenses.

●

During the first six months of fiscal 2022, our segment loss from insurance operations of $173,171 was increased by other investment losses of $2,943,875 mainly from unrealized losses on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for the First Six Months of Fiscal 2022 compared to the First Six Months of Fiscal 2021

The table below summarizes our cash flows, in dollars, for the first six months of fiscal 2022 and the first six months of fiscal 2021:

	Six Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(14,679,836)	$5,290,113
Net cash provided by (used in) investing activities	110,796,471	(46,908,356)
Net cash (used in) provided by financing activities	(116,124,168)	52,359,788
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(20,007,533)	$10,741,545

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities was $14,679,836 for the first six months of fiscal 2022 compared to net cash provided by operating activities of $5,290,113 for the first six months of fiscal 2021. The decrease in net cash provided by operating activities was mainly driven by the bonus payments under our Management Incentive Bonus Plan, which totaled $15,000,000 and were accrued for in the fourth quarter of fiscal 2021 but paid in January 2022, operating costs within our FFH business, which launched during the third quarter of fiscal 2021, and the formation of our build for rent business and fund structure within BOAM. These items were partially offset by improved cash flow generation within our billboard and insurance businesses as well as positive operating cash flow impact from the InfoWest and Go Fiber acquisitions completed in April 2022.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $110,796,471 for the first six months of fiscal 2022 as compared with net cash used in investing activities of $46,908,356 for the first six months of fiscal 2021. The increase in net cash provided by investing activities is primarily attributable to $130,190,277 in proceeds from the sale of investments in Yellowstone's trust account related to Yellowstone's business combination with Sky Harbour as well as $80,221,635 in net proceeds mainly from the sale or maturity of U.S. Treasury trading securities and marketable equity securities held at Boston Omaha. These items were partially offset by net cash outflows related to our $45,000,000 PIPE investment in Sky Harbour, $40,502,355 in business acquisitions, net of cash acquired, mainly related to the InfoWest and Go Fiber acquisitions and capital expenditures of $13,644,060.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $116,124,168 during the first six months of fiscal 2022 as compared to net cash provided by financing activities of $52,359,788 during the first six months of fiscal 2021. During the first six months of fiscal 2022, net cash used in financing activities mainly consisted of $123,068,515 in redemptions and net cash outflows from Yellowstone's trust account as well as the $4,759,615 deferred underwriting fee payment related to Yellowstone's business combination with Sky Harbour, partially offset by $12,476,849 in collateral received at UCS.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in March 2020, December 2020 and April 2022, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, a homebuilding company and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At June 30, 2022, we had approximately $40 million in unrestricted cash and approximately $41 million in U.S. Treasury trading securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash and slow our anticipated growth. Although we have entered and continue to enter into non-binding letters of intent to acquire businesses on a regular basis, we do not have current agreements, commitments or understandings for any specific material acquisitions which are probable to be consummated at this time.

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

On March 31, 2021, we entered into an underwriting agreement, which we refer to as the “2021 Underwriting Agreement,” with WFS for a public offering of 2,300,000 shares, which we refer to as the “2021 firm shares,” of our Class A common stock, of which 2,000,000 shares were sold by Boston Omaha and 300,000 shares were sold by a selling stockholder, at a public offering price of $25.00 per share. Under the terms of the 2021 Underwriting Agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 345,000 shares of Class A common stock at the public offering price less underwriting discounts and commissions, which we refer to as the “2021 option shares.” On April 6, 2021, we announced the completion of the public offering consisting of 2,345,000 shares, including both the 2021 firm shares and all of the 2021 option shares issued as a result of the underwriters’ exercise in full of their over-allotment option, resulting in total gross proceeds to us of $58.6 million. We raised this capital to fund the planned expansion of our fiber-to-the-home broadband business, to seek to grow our Link billboard business through the acquisitions of additional billboard businesses, and for general corporate purposes. The shares were sold in the offering pursuant to the Company’s universal shelf registration statement on Form S-3ASR (File No. 333-254870) that was declared effective on March 30, 2021, which we refer to as the “2021 Shelf Registration Statement.” The 2021 Shelf Registration Statement expired on March 28, 2022 upon the filing of our 2021 Annual Report on Form 10-K as we no longer qualified as a well-known seasoned issuer. In April 2022, we filed a shelf Registration Statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500 million.

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

In April 2022, we filed a shelf Registration Statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, debt securities and warrants of the Company for up to $500 million. Additionally, in the 2022 shelf registration statement, we have registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT”, as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities, and/or warrants. The shelf registration statement may also be used by one or more selling security holders, to be identified in the future, of our securities. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30,000,000 and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of June 30, 2022 consists of Link’s Term Loan borrowings of $29,247,217, of which $1,514,042 is classified as current. There were no amounts outstanding related to the revolving line of credit as of June 30, 2022.

Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule with principal payments commencing on January 1, 2022. The Term Loan is payable in full on December 6, 2028. During the first three years of the Term Loan, Link may prepay up to 10% of the loan principal in each year without incurring any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 3.0% and 0.5%. After three years, there is no prepayment penalty. The Term Loan has a fixed interest rate of 4.00% per annum. The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2023.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of June 30, 2022.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021, and a Fifth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 3, 2022.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of August 12, 2022, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

●

All of the shares of Sky Harbour Class A common stock that we own as well as the Sky Harbour Warrants and the shares of Sky Harbour Class A common stock underlying the Sky Harbour Warrants were registered with the SEC in 2022 but remain subject to the lock-up provisions as described above.

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

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, any proceeds from the future sale of our Class A common stock under the 2022 shelf registration statement, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At June 30, 2022, we had approximately $40 million in unrestricted cash, $41 million in U.S. treasury trading securities, and $21 million in marketable equity securities.

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

Off-Balance Sheet Arrangements

Except for our normal operating leases, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2022, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 28, 2022. We believe that at June 30, 2022, there has been no material change to this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of June 30, 2022, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

On April 1, 2022, we completed the acquisition of InfoWest and Go Fiber, as further discussed in Note 6 to the consolidated financial statements. We are currently integrating InfoWest and Go Fiber into our operations and internal control processes. As such, and pursuant to the Securities and Exchange Commission staff interpretative guidance that assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at June 30, 2022 does not include InfoWest and Go Fiber.

Except as set forth above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.8 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.9 (*)	Third Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.10 (*)	Fourth Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.11*	Amended and Restated Term Loan Note filed as Exhibit10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.12 (*)	Fifth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2022.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

August 12, 2022

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

August 12, 2022

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial Officer)

August 12, 2022