Form 10-Q
period 2022-09-30
BOSTON OMAHA Corp
filed 2022-11-10
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,642,801 shares of Class A common stock and 1,055,560 shares of Class B common stock as of November 9, 2022.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2022

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Nine Months Ended September 30, 2022 and 2021

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	September 30,	December 31,
	2022	2021

Current Assets:
Cash and cash equivalents	$38,527,045	$72,508,528
Investments held in trust - special purpose acquisition company	-	138,760,121
Accounts receivable, net	6,402,821	4,468,863
Interest receivable	97,353	32,235
Short-term investments	7,907,196	4,728,995
Marketable equity securities	13,334,194	70,617,497
U. S. Treasury trading securities	37,866,841	87,544,904
Funds held as collateral assets	22,190,724	9,185,872
Prepaid expenses	4,563,052	2,862,913

Total Current Assets	130,889,226	390,709,928

Property and Equipment, net	105,065,447	76,455,026

Other Assets:
Goodwill	171,445,968	151,336,976
Intangible assets, net	66,441,666	45,352,052
Investments	21,379,786	19,316,769
Investments in unconsolidated affiliates	114,779,266	61,660,905
Deferred policy acquisition costs	1,212,286	812,898
Right of use assets	63,326,248	61,252,888
Other	119,257	156,351

Total Other Assets	438,704,477	339,888,839

Total Assets	$674,659,150	$807,053,793

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2022	2021

Current Liabilities:
Accounts payable and accrued expenses	$9,723,448	$25,270,869
Short-term payables for business acquisitions	1,265,253	1,618,102
Lease liabilities	4,971,090	4,580,833
Funds held as collateral	22,190,724	9,185,872
Unearned premiums	7,353,421	4,912,538
Current maturities of long-term debt	1,529,572	1,490,427
Deferred underwriting fee payable	-	4,759,615
Deferred revenue	2,526,460	2,207,427
Other	2,875,261	-

Total Current Liabilities	52,435,229	54,025,683

Long-term Liabilities:
Asset retirement obligations	3,353,944	3,162,725
Lease liabilities	57,821,207	56,032,547
Long-term debt, less current maturities	27,347,148	28,509,573
Other long-term liabilities	341,090	1,399,655
Warrants liability	-	5,576,908
Deferred tax liability	18,014,861	17,750,980

Total Liabilities	159,313,479	166,458,071

Redeemable Noncontrolling Interest	15,384,185	144,270,503

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 28,642,801 shares issued and outstanding	28,643	28,643
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	484,093,957	483,855,423
Retained earnings	15,837,830	12,440,097

Total Stockholders' Equity	499,961,486	496,325,219

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$674,659,150	$807,053,793

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues:
Billboard rentals, net	$9,942,846	$8,023,065	$28,906,159	$23,129,582
Broadband services	8,102,935	3,773,729	20,258,461	11,329,220
Premiums earned	2,860,451	2,031,575	7,556,423	5,554,297
Insurance commissions	383,830	584,082	1,575,274	1,642,962
Investment and other income	157,484	85,696	339,192	226,986

Total Revenues	21,447,546	14,498,147	58,635,509	41,883,047

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,503,615	2,992,251	10,686,769	8,927,528
Cost of broadband revenues (exclusive of depreciation and amortization)	2,201,630	742,082	5,183,217	2,352,724
Cost of insurance revenues (exclusive of depreciation and amortization)	1,830,792	1,029,576	4,012,477	3,031,391
Employee costs	6,750,906	4,544,796	18,747,412	13,312,992
Professional fees	1,120,078	2,552,762	4,409,457	4,670,926
General and administrative	3,543,482	2,497,301	9,517,152	7,136,217
Amortization	1,757,654	1,137,736	4,674,620	3,508,445
Depreciation	2,412,597	1,668,984	6,165,584	4,066,451
Loss on disposition of assets	70,309	61,478	48,200	119,904
Accretion	51,680	32,179	152,536	96,717

Total Costs and Expenses	23,242,743	17,259,145	63,597,424	47,223,295

Net Loss from Operations	(1,795,197)	(2,760,998)	(4,961,915)	(5,340,248)

Other Income (Expense):
Interest and dividend income	149,324	131,654	267,735	968,526
Equity in income (loss) of unconsolidated affiliates	436,157	359,203	(852,807)	935,488
Other investment (loss) income	(459,745)	(32,990,929)	(14,777,985)	85,694,668
Gain recognized on deconsolidation of special purpose acquisition company	-	-	24,977,740	-
Remeasurement of warrant liability	-	(1,019,917)	1,837,211	2,039,835
Interest expense	(304,594)	(233,561)	(909,774)	(702,546)

Net (Loss) Income Before Income Taxes	(1,974,055)	(36,514,548)	5,580,205	83,595,723
Income tax benefit (provision)	673,924	7,735,913	(1,767,479)	(14,230,999)

Net (Loss) Income	(1,300,131)	(28,778,635)	3,812,726	69,364,724
Noncontrolling interest in subsidiary (income) loss	(108,390)	2,502,541	(414,993)	(2,565,628)

Net (Loss) Income Attributable to Common Stockholders	$(1,408,521)	$(26,276,094)	$3,397,733	$66,799,096

Basic Net (Loss) Income per Share	$(0.05)	$(0.89)	$0.11	$2.32

Diluted Net (Loss) Income per Share	$(0.05)	$(0.89)	$0.11	$2.32

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	29,576,115	29,698,361	28,751,500

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	29,576,115	29,763,333	28,825,428

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2021	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$12,440,097	$496,325,219

Offering costs	-	-	-	-	(2,551)	-	(2,551)

Decrease in redeemable noncontrolling interest	-	-	-	-	307,182	-	307,182

Net income attributable to common stockholders, March 31, 2022	-	-	-	-	-	16,302,593	16,302,593

Ending Balance, March 31, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,160,054	$28,742,690	$512,932,443

Offering costs	-	-	-	-	(117,553)	-	(117,553)

Contributions from noncontrolling interest	-	-	-	-	100,000	-	100,000

Net loss attributable to common stockholders, June 30, 2022	-	-	-	-	-	(11,496,339)	(11,496,339)

Ending Balance, June 30, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,142,501	$17,246,351	$501,418,551

Offering costs	-	-	-	-	(48,544)	-	(48,544)

Net loss attributable to common stockholders, September 30, 2022	-	-	-	-	-	(1,408,521)	(1,408,521)

Ending Balance, September 30, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,093,957	$15,837,830	$499,961,486

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$3,812,726	$69,364,724
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of right of use assets	3,934,852	3,295,966
Depreciation, amortization, and accretion	10,992,740	7,671,614
Income taxes	1,641,588	13,997,017
Loss on disposition of assets	48,200	119,904
Bad debt expense	105,744	13,981
Gain on deconsolidation - special purpose acquisition company	(24,977,740)	-
Equity in loss (earnings) of unconsolidated affiliates	852,807	(935,488)
Remeasurement of warrant liability	(1,837,211)	(2,039,835)
Other investment loss (income)	14,777,985	(85,694,668)
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(1,933,399)	(34,060)
Interest receivable	(65,118)	271,016
Prepaid expenses	(2,693,300)	(380,893)
Distributions from unconsolidated affiliates	436,907	2,100,010
Deferred policy acquisition costs	(399,388)	4,366
Other assets	(39,904)	(67,831)
Accounts payable and accrued expenses	(13,133,226)	1,216,305
Lease liabilities	(3,859,237)	(3,159,047)
Unearned premiums	2,440,883	783,807
Deferred revenue	319,033	93,209

Net Cash (Used in) Provided by Operating Activities	(9,575,058)	6,620,097

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(791,942)	(425,875)
Principal payments received on note receivable from affiliate	-	20,000,000
Purchase of preferred units of affiliate	-	(55,000,000)
Business acquisitions, net of cash acquired	(40,502,355)	(8,020,702)
Proceeds from sale of investments - special purpose acquisition company	130,190,277	-
Investment in unconsolidated affiliate	(45,000,000)	-
Capital expenditures	(30,195,238)	(11,464,662)
Proceeds from sales of investments	194,179,139	1,307,562,579
Purchase of investments	(103,266,248)	(1,242,087,233)

Net Cash Provided by Investing Activities	104,613,633	10,564,107

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Nine Months Ended
	September 30,
	2022	2021

Cash Flows from Financing Activities:
Proceeds from issuance of stock	$-	$58,625,000
Contributions from noncontrolling interest	100,000	-
Redemption of noncontrolling interest - special purpose acquisition company	(123,068,515)	-
Purchase of noncontrolling interest in subsidiary	(4,759,615)	(664,414)
Collateral receipt (release)	13,004,852	(1,452,590)
Principal payments of long-term debt	(1,123,280)	(882,115)
Offering costs	(168,648)	(3,447,996)

Net Cash (Used in) Provided by Financing Activities	(116,015,206)	52,177,885

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(20,976,631)	69,362,089
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	81,694,400	54,952,316

Cash, Cash Equivalents, and Restricted Cash, End of Period	$60,717,769	$124,314,405

Interest Paid in Cash	$881,273	$697,699

Income Taxes Paid in Cash	$205,892	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Nine Months Ended
	September 30,
	2022	2021

Increase in redeemable noncontrolling interest of broadband subsidiary	$9,403,448	$698,835

Decrease in redeemable noncontrolling interest of broadband subsidiary due to redemption	-	(706,837)

Contingent consideration associated with business acquisition	-	1,230,000

Payable as consideration for business acquisition	260,130	222,500

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

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

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through June 2022, we have completed more than twenty additional acquisitions of outdoor advertising businesses.

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

For the Nine Months Ended September 30, 2022 and 2021

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

Our consolidated subsidiaries at  September 30, 2022 include:

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

BOC Business Services LLC which we refer to as "BBS"

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

For the Nine Months Ended September 30, 2022 and 2021

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $934,531 and $353,813 for the nine months ended September 30, 2022 and 2021, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Nine Months Ended September 30, 2022 and 2021

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

We monitor our equity method investments for factors indicating other-than-temporary impairment. We consider several factors when evaluating our investments, including, but not limited to, (i) the period of time for which the fair value has been less than the carrying value, (ii) operating and financial performance of the investee, (iii) the investee’s future business plans and projections, (iv) discussions with their management, and (v) our ability and intent to hold the investment until it recovers in value.

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

For the Nine Months Ended September 30, 2022 and 2021

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$38,527,045	$72,508,528
Funds held as collateral	22,190,724	9,185,872

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statement of Cash Flows	$60,717,769	$81,694,400

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2022	2021

Trade accounts	$5,026,184	$3,688,116
Premiums	1,514,522	901,769
Allowance for doubtful accounts	(137,885)	(121,022)

Total Accounts Receivable, net	$6,402,821	$4,468,863

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2022	2021

Structures and displays	$58,817,118	$56,087,039
Fiber, towers, and broadband equipment	43,038,171	20,637,161
Land	14,167,967	7,035,274
Vehicles and equipment	6,002,942	4,419,615
Office furniture and equipment	4,777,704	4,006,032
Accumulated depreciation	(21,738,455)	(15,730,095)

Total Property and Equipment, net	$105,065,447	$76,455,026

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $6,165,584 and $4,066,451, respectively.

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

For the Nine Months Ended September 30, 2022 and 2021

The following is a summary of the preliminary allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

InfoWest & Go Fiber
Assets Acquired
Property, plant and equipment	$5,983,410
Trade names and trademarks	7,300,000
Customer relationships	16,900,000
Goodwill	18,071,004
Right of use assets	3,155,434
Other	358,614

Total Assets Acquired	51,768,462

Liabilities Assumed
Lease liabilities	3,149,194
Other	46,119

Total Liabilities Assumed	3,195,313

Total	$48,573,149

InfoWest and Go Fiber’s results of operations are recognized from April 1, 2022, the date of acquisition, through September 30, 2022.  During this period, revenues and earnings were $8,013,321 and $1,173,944, respectively. Acquisition costs, incurred primarily in the fourth quarter of 2021 and the first quarter of 2022, of $746,159 were expensed in professional fees. The intangible assets include customer relationships and trade names and trademarks which have useful lives of ten years and twenty years, respectively.

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

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$21,447,546	$19,783,350	$62,990,093	$58,600,859

Net (Loss) Income Attributable to Common Stockholders	$(1,408,521)	$(25,074,873)	$4,458,066	$70,354,882

Basic Net (Loss) Income per Share	$(0.05)	$(0.85)	$0.15	$2.45

Diluted Net (Loss) Income per Share	$(0.05)	$(0.85)	$0.15	$2.44

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	29,576,115	29,698,361	28,751,500

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,698,361	29,576,115	29,763,333	28,825,428

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$66,568,230	$(26,869,185)	$39,699,045	$49,535,976	$(23,611,856)	$25,924,120
Permits, licenses, and lease acquisition costs	11,574,155	(4,209,786)	7,364,369	11,560,896	(3,413,876)	8,147,020
Site location	849,347	(292,436)	556,911	849,347	(250,085)	599,262
Noncompetition agreements	626,000	(559,102)	66,898	626,000	(488,134)	137,866
Technology	1,128,000	(385,296)	742,704	1,128,000	(311,250)	816,750
Trade names and trademarks	11,152,200	(941,455)	10,210,745	3,852,200	(590,575)	3,261,625
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Capitalized contract costs	1,425,850	(99,857)	1,325,993	1,018,600	(16,717)	1,001,883
Easements	6,475,001	-	6,475,001	5,463,526	-	5,463,526

Total	$99,826,783	$(33,385,117)	$66,441,666	$74,062,545	$(28,710,493)	$45,352,052

Future Amortization

The future amortization associated with the intangible assets is as follows:

	September 30,
	2023	2024	2025	2026	2027	Thereafter	Total

Customer relationships	$4,974,324	$4,974,324	$4,974,324	$4,974,324	$4,954,752	$14,846,997	$39,699,045
Permits, licenses, and lease acquisition costs	1,064,996	1,064,996	1,058,344	1,031,361	1,000,574	2,144,098	7,364,369
Site location	56,623	56,623	56,623	56,623	56,623	273,796	556,911
Noncompetition agreements	64,893	2,005	-	-	-	-	66,898
Technology	99,000	99,000	99,000	99,000	99,000	247,704	742,704
Trade names and trademarks	590,567	590,567	590,567	590,567	542,026	7,306,451	10,210,745
Capitalized contract costs	142,585	142,585	142,585	142,585	142,585	613,068	1,325,993

Total	$6,992,988	$6,930,100	$6,921,443	$6,894,460	$6,795,560	$25,432,114	$59,966,665

Amortization expense for the nine months ended September 30, 2022 and 2021 was $4,674,620 and $3,508,445, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

NOTE 7.     INTANGIBLE ASSETS (Continued)

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	96
Permits, licenses, and lease acquisition costs	83
Site location	118
Noncompetition agreements	9
Technology	90
Trade names and trademarks	207
Capitalized contract costs	112

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

	September 30,	December 31,
	2022	2021

Certificates of deposit	$310,975	$310,276
U.S. Treasury notes held to maturity	4,759,202	4,418,719
Common stock warrants of Sky Harbour Group Corporation	2,837,019	-

Total	$7,907,196	$4,728,995

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  September 30, 2022 and December 31, 2021 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, September 30, 2022	$10,920,696	$2,413,498	$13,334,194

Marketable equity securities, December 31, 2021	$20,893,647	$49,723,850	$70,617,497

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of   September 30, 2022  and December 31, 2021 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, September 30, 2022	$38,337,604	$(470,763)	$37,866,841

U.S. Treasury trading securities, December 31, 2021	$87,541,764	$3,140	$87,544,904

Long-term Investments

Long-term investments consist of U.S. Treasury securities and certain equity investments. We have the intent and the ability to hold the U.S. Treasury securities to maturity, which ranges from 2023 to 2024. Our U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

Long-term investments consist of the following:

	September 30,	December 31,
	2022	2021

U.S. Treasury securities, held to maturity	$1,972,606	$154,265
Preferred stock	348,695	104,019
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$21,379,786	$19,316,769

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

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

We reviewed our investments as of September 30, 2022 and concluded that no impairment to the carrying value was required.

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate, real estate services, private aviation infrastructure, and asset management. Our interest in these affiliates ranges from approximately 16% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC, which we refer to as “Logic”, and 24th Street Holding Company, LLC, having a combined carrying amount of $845,233 as of  September 30, 2022, are managed by an entity controlled by a member of our board of directors.

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

On January 20, 2021, Dream Finders Homes, Inc. announced the pricing of its initial public offering of 9,600,000 shares of Class A common stock at the initial public offering price of $13.00 per share. Shares of Class A common stock began trading on the NASDAQ Global Select Market under the symbol “DFH” on Thursday, January 21, 2021. Concurrent with the closing of the initial public offering, all of the outstanding non-voting common units and Series A preferred units of DFH were converted into shares of Class A common stock of Dream Finders Homes, Inc., and all of the outstanding common units of DFH LLC were converted into shares of Class B common stock of Dream Finders Homes, Inc. As a result, our previous equity interest in DFH was converted into 4,681,099 shares of DFH Class A common stock, which are no longer accounted for under the equity method but marked to market each reporting period consistent with the other publicly traded equity securities we hold. In addition, one of our subsidiaries purchased 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering. At  September 30, 2022, we held 456,328 shares of DFH Class A common stock.

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

For the Nine Months Ended September 30, 2022 and 2021

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	September 30,	December 31,
	2022	2021

Beginning of period	$61,660,905	$20,913,896
Additional investment in unconsolidated affiliate	45,000,000	55,000,000
Distributions received	(436,907)	(2,251,766)
Reclassification of marketable securities to investment in affiliate	23,483	-
Reclassification of investment in affiliate to marketable securities	-	(12,880,146)
Transfer of interest	(625,498)	-
Gain on retained interest of deconsolidated affiliate	10,010,090	-
Equity in (loss) income of unconsolidated affiliates	(852,807)	878,921

End of period	$114,779,266	$61,660,905

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$6,434,626	$7,055,929	$19,838,758	$24,854,881
Gross profit	3,100,040	2,464,195	9,284,767	12,467,729
(Loss) income from continuing operations	(5,130,468)	(2,293,107)	(15,216,375)	(4,687,712)
Net income (loss)	2,319,035	(2,538,089)	(6,062,348)	(6,167,189)

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

For the Nine Months Ended September 30, 2022 and 2021

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

At September 30, 2022 and December 31, 2021, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At   September 30, 2022, the estimated fair value of our long-term debt was $26,529,705 which is less than the carrying amount of $28,876,720.

Warrants

We previously determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 were subject to treatment as a liability. Prior to the deconsolidation of Yellowstone which occurred on January 25, 2022, we marked the Public Warrants to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from January 1, 2022 to January 25, 2022, and January 1, 2021 to September 30, 2021, resulted in a gain of $1,837,211 and $2,039,835, respectively, which is included within "Remeasurement of warrant liability" within our Consolidated Statements of Operations. The Public Warrants were classified as Level 1 as of   December 31, 2021.

Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, we no longer eliminate our investment in the Private Placement Warrants.  Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants from January 25, 2022 to September 30, 2022, resulted in a loss of $1,408,860 included within Other investment (loss) income within our Consolidated Statements of Operations.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $80,000,000. Of this amount, approximately $34,000,000 and $34,000,000 were realized during the nine months ended September 30, 2022 and 2021, respectively.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 22.96% equity interest in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour's Class A common stock was accounted for at fair value based on its quoted market price as of September 30, 2022, it would be valued at approximately $48,300,000.

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

For the Nine Months Ended September 30, 2022 and 2021

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$51,201,035	$51,201,035	$(5,520,024)	$(9,257,961)

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2021	$3,162,725
Additions	38,683
Liabilities settled	-
Accretion expense	152,536

Balance, September 30, 2022	$3,353,944

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

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

For the Nine Months Ended September 30, 2022 and 2021

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

At September 30, 2022, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity For the Nine Months Ended September 30, 2022 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2021	105,556	$9.95	3.50	$1,982,342

Issued	-
Exercised	-
Expired	-

Outstanding as of September 30, 2022	105,556	$9.95	2.75	$1,381,728

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

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

As of September 30, 2022, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2023.

Long-term debt included within our consolidated balance sheet as of September 30, 2022 consists of Term Loan borrowings of $28,876,720, of which $1,529,572 is classified as current. There were no amounts outstanding related to the revolving line of credit as of September 30, 2022.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of September 30, 2022.

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

For the Nine Months Ended September 30, 2022 and 2021

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

Operating Lease Cost

Operating lease cost for the three and nine months ended September 30 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021	Statement of Operations Classification

Lease cost	$2,045,850	$1,675,707	$6,018,295	$5,196,936	Cost of billboard and broadband revenues and general and administrative
Variable and short-term lease cost	513,103	131,409	1,514,789	413,555	Cost of billboard and broadband revenues and general and administrative

Total Lease Cost	$2,558,953	$1,807,116	$7,533,084	$5,610,491

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Cash payments for operating leases	$1,863,789	$1,507,763	$5,942,681	$5,060,018
New operating lease assets obtained in exchange for operating lease liabilities	$680,763	$74,915	$4,576,864	$7,978,907

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	September 30, 2022	December 31, 2021	Balance Sheet Classification

Lease assets	$63,326,248	$61,252,888	Other Assets: Right of use assets

Current lease liabilities	$4,971,090	$4,580,833	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	57,821,207	56,032,547	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$62,792,297	$60,613,380

Maturity of Operating Lease Liabilities

September 30, 2022

2023	$7,639,455
2024	7,124,149
2025	6,757,632
2026	6,492,181
2027	6,081,935
Thereafter	58,632,924

Total lease payments	92,728,276
Less imputed interest	(29,935,979)

Present Value of Lease Liabilities	$62,792,297

As of September 30, 2022, our operating leases have a weighted-average remaining lease term of 17.25 years and a weighted-average discount rate of 4.61%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

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

Fiber is Fast, LLC

FIF conducts our broadband operations. FIF provides high-speed broadband services to its customers located in Arizona, Florida, Nevada, and Utah.

					Total
Three Months Ended September 30, 2022	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$3,401,765	$9,942,846	$8,102,935	$-	$21,447,546
Segment gross profit	1,570,973	6,439,231	5,901,305	-	13,911,509
Segment income (loss) from operations	(592,907)	1,514,135	(451,127)	(2,265,298)	(1,795,197)
Capital expenditures	-	1,268,089	8,191,195	6,739,309	16,198,593
Depreciation and amortization	79,289	2,086,893	1,976,344	27,725	4,170,251

					Total
Three Months Ended September 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$2,701,353	$8,023,065	$3,773,729	$-	$14,498,147
Segment gross profit	1,671,777	5,030,814	3,031,647	-	9,734,238
Segment income (loss) from operations	(358,963)	973,146	54,240	(3,429,421)	(2,760,998)
Capital expenditures	-	374,419	2,147,334	2,239,461	4,761,214
Depreciation and amortization	54,865	1,771,135	953,437	27,283	2,806,720

					Total
Nine Months Ended September 30, 2022	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$9,470,889	$28,906,159	$20,258,461	$-	$58,635,509
Segment gross profit	5,458,412	18,219,390	15,075,244	-	38,753,046
Segment income (loss) from operations	(766,078)	3,859,510	(787,756)	(7,267,591)	(4,961,915)
Capital expenditures	297,606	4,970,449	58,492,759	7,138,822	70,899,636
Depreciation and amortization	191,805	6,117,038	4,449,264	82,097	10,840,204

					Total
Nine Months Ended September 30, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Revenue	$7,424,245	$23,129,582	$11,329,220	$-	$41,883,047
Segment gross profit	4,392,854	14,202,054	8,976,496	-	27,571,404
Segment income (loss) from operations	(1,578,567)	1,945,573	1,320,097	(7,027,351)	(5,340,248)
Capital expenditures	3,044,246	7,777,058	7,203,743	2,912,817	20,937,864
Depreciation and amortization	151,358	5,224,098	2,132,012	67,428	7,574,896

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

NOTE 14.     INDUSTRY SEGMENTS (Continued)

					Total
As of September 30, 2022	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$2,831,547	$3,204,547	$366,239	$488	$6,402,821
Goodwill	11,325,138	122,410,668	37,710,162	-	171,445,968
Total assets	68,917,720	263,887,850	139,066,707	202,786,873	674,659,150

					Total
As of December 31, 2021	GIG	LMH	FIF	Unallocated	Consolidated

Accounts receivable, net	$1,495,664	$2,770,428	$202,771	$-	$4,468,863
Goodwill	11,058,922	120,642,896	19,635,158	-	151,336,976
Total assets	57,150,042	276,266,829	69,113,699	404,523,223	807,053,793

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the nine months ended September 30:

	2022	2021
Losses and LAE at January 1	$1,381,526	$2,492,334

Provision for losses and LAE claims arising in:
Current year	943,706	693,750
Prior year	887,500	578,302
Total incurred	1,831,206	1,272,052
Losses and LAE payments for claims arising in:
Current year	100,277	1,065,955
Prior years	938,472	691,410
Total payments	1,038,749	1,757,365

Less reinsurance recoverable	365,000	-

Losses and LAE at September 30,	$1,808,983	$2,007,021

For the nine months ended September 30, 2022, $938,472 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $528 favorable prior year development during the nine months ended  September 30, 2022. Reserves remaining as of  September 30, 2022 for prior years are $887,500 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the nine months ended September 30, 2021, $691,410 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $489,424 favorable prior year development during the nine months ended September 30, 2021.

Reserves remaining as of September 30, 2021 for prior years were $578,302 as a result of re-estimation of unpaid losses and loss adjustment expenses. The favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables were $365,000 at  September 30, 2022. At  September 30, 2021, we did not have any reinsurance recoverables recorded.

NOTE 16.     CUSTODIAL RISK

As of September 30, 2022, we had approximately $43,910,674 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

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

In connection with the business combination, we recognized a non-cash gain during the first quarter of fiscal 2022 of $24,977,740 related to our deconsolidation of Yellowstone, which is included within other income on our Consolidated Statement of Operations. Of the total gain recognized on deconsolidation, approximately $10,000,000 relates to the remeasurement of our retained investment in Sky Harbour via the Sponsor shares, Series B Preferred Units, and PIPE investment, each of which converted into shares of Sky Harbour's Class A common stock on the transaction date, and approximately $15,000,000 relates to the deconsolidation of Yellowstone's assets and liabilities as of the transaction date.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading price of Sky Harbour's Class A common stock. Subsequent to the business combination, we account for our 22.96% equity investment in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour's Class A common stock was accounted for at fair value based on its quoted market price as of September 30, 2022, it would be valued at approximately $48,300,000.

We have evaluated our investment in Sky Harbour as of September 30, 2022, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) an expectation that Sky Harbour's stock price will recover in the near-term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price does not recover above our carrying value of $8.16 per share in the near-term, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws, PARTICULARLY THOSE ANTICIPATING FUTURE FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, GROWTH, OPERATING STRATEGIES AND SIMILAR MATTERS, INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING OPERATIONS, RESULTS OF OPERATIONS, LIQUIDITY, INVESTMENTS, OUR NEED FOR, AND ABILITY TO OBTAIN, ADDITIONAL FUNDING FOR ACQUISITIONS AND POTENTIAL BUSINESS EXPANSION, GENERAL ECONOMIC TRENDS, INFLATIONARY PRESSURES, FINANCIAL CONDITION AND THE IMPACT OF THE COVID-19 PANDEMIC ON OUR BUSINESS. We have based these forward-looking statements on our current intent, expectations and projections about future events, and these forward-looking statements are not guaranteed to occur and may not occur. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “intend,” “project,” “contemplate,” “potential,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These statements are only predictions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made a number of billboard acquisitions since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of September 30, 2022, we operate approximately 3,900 billboards with approximately 7,400 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. At September 30, 2022, we held 456,328 shares of DFH Class A common stock. During the third quarter of fiscal 2022, we sold 640,416 shares of DFH Class A common stock for gross proceeds of approximately $8.1 million. Since DFH’s initial public offering through September 30, 2022, we have sold 4,344,771 shares of DFH Class A common stock for gross proceeds of approximately $76.2 million.

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

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour’s Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022.

●

We recently established subsidiaries within BOAM to operate a proposed build for rent business in which we would develop and own single family detached and/or townhomes for long term rental. We have bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We have provided approximately $15 million of capital to finance the initial stages of these projects and are currently in the process of raising third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital. In addition to developing and managing these properties, we will seek to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments.

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

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and Sky Harbour has provided each company the opportunity to significantly grow its business. We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our fiber to the home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 has to date generally had limited or no material adverse impact on our billboard and broadband businesses. Specifically, the COVID-19 pandemic has impacted different parts of our business in different ways:

●

Our billboard business incurred some overall reductions in revenue during the first half of fiscal 2020 but has returned to more normal levels in fiscal 2021 and continues to grow during the first nine months of fiscal 2022. As most of our billboards are on roads and highways and not in airports and other mass transit hubs, shopping centers and sports arenas, our revenues for billboards were not as significantly impacted as those of certain of our competitors.

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

●

As of September 30, 2022, we did not incur any impairment charges related to goodwill or long-lived assets (including operating lease right of use assets). We also did not incur any significant credit losses for the nine months ended September 30, 2022 and 2021.

We have observed an improvement in business activity beginning in the second half of 2020, throughout fiscal 2021 and the first nine months of fiscal 2022 as government-imposed restrictions on travel were relaxed, businesses which were temporarily closed or limited are fully reopening, more of the population has been vaccinated and unemployment rates are dropping. Accordingly, we are not actively pursuing additional cost saving measures, and are resuming acquisition activities and spending on capital projects.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following is a comparison of our results of operations for the three months ended September 30, 2022, which we refer to as the “third quarter of fiscal 2022,” compared to the three months ended September 30, 2021, which we refer to as the “third quarter of fiscal 2021.”

Revenues. For the third quarter of fiscal 2022 and the third quarter of fiscal 2021, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$9,942,846	46.4%	$8,023,065	55.4%	$1,919,781
Broadband services	8,102,935	37.8%	3,773,729	26.0%	4,329,206
Premiums earned	2,860,451	13.3%	2,031,575	14.0%	828,876
Insurance commissions	383,830	1.8%	584,082	4.0%	(200,252)
Investment and other income	157,484	0.7%	85,696	0.6%	71,788
Total Revenues	$21,447,546	100.0%	$14,498,147	100.0%	$6,949,399

We realized total revenues of $21,447,546 during the third quarter of fiscal 2022, an increase of 47.9% over revenues of $14,498,147 during the third quarter of fiscal 2021. Revenues increased within each of our businesses in the third quarter of fiscal 2022 when compared to the third quarter of fiscal 2021. The key factors impacting revenue across each of our businesses during the third quarter of fiscal 2022 were as follows:

●

Net billboard rentals in the third quarter of fiscal 2022 increased 23.9% from the third quarter of fiscal 2021, reflecting the acquisition of billboards from Keleher and Missouri Neon in the fourth quarter of fiscal 2021, which accounted for approximately 14.0% of our billboard revenues in the third quarter of fiscal 2022 as well as an improvement in rental and occupancy rates across a number of our markets.

●

Revenue from broadband services in the third quarter of fiscal 2022 increased 114.7% from the third quarter of fiscal 2021, mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022.

●

Premiums earned from our UCS insurance subsidiary increased 40.8% in the third quarter of fiscal 2022 when compared to the third quarter of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first nine months of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased by 34.3% in the third quarter of fiscal 2022 when compared to the third quarter of fiscal 2021, mainly due to reduced production through outside insurance carriers as more bonds are placed with UCS.

●	Investment and other income at UCS increased from $85,696 in the third quarter of fiscal 2021 to $157,484 in the third quarter of fiscal 2022.

Expenses. For the third quarter of fiscal 2022 and the third quarter of fiscal 2021, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,503,615	16.3%	$2,992,251	20.6%	$511,364
Cost of broadband revenues	2,201,630	10.3%	742,082	5.1%	1,459,548
Cost of insurance revenues	1,830,792	8.5%	1,029,576	7.1%	801,216
Employee costs	6,750,906	31.5%	4,544,796	31.4%	2,206,110
Professional fees	1,120,078	5.2%	2,552,762	17.6%	(1,432,684)
Depreciation	2,412,597	11.3%	1,668,984	11.5%	743,613
Amortization	1,757,654	8.2%	1,137,736	7.9%	619,918
General and administrative	3,543,482	16.5%	2,497,301	17.2%	1,046,181
Loss on disposition of assets	70,309	0.3%	61,478	0.4%	8,831
Accretion	51,680	0.3%	32,179	0.2%	19,501
Total Costs and Expenses	$23,242,743	108.4%	$17,259,145	119.0%	$5,983,598

During the third quarter of fiscal 2022, we had total costs and expenses of $23,242,743, as compared to total costs and expenses of $17,259,145 in the third quarter of fiscal 2021. Total costs and expenses as a percentage of total revenues decreased from 119.0% in the third quarter of fiscal 2021 to 108.4% in the third quarter of fiscal 2022. The key factors impacting costs and expenses across each of our businesses during the third quarter of fiscal 2022 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 37.3% in the third quarter of fiscal 2021 to 35.2% in the third quarter of fiscal 2022. The decrease was mainly due to lower ground rent expense and commissions paid as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 19.7% in the third quarter of fiscal 2021 to 27.2% in the third quarter of fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions as well as our FFH business, which launched during the third quarter of fiscal 2021.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 38.1% in the third quarter of fiscal 2021 to 53.8% in the third quarter of fiscal 2022. The increase was mainly due to higher losses and loss adjustment expenses as our semi-annual actuarial analysis indicated UCS was under-reserved by $346,849, primarily driven by industry and historical losses on contract bonds.

●

Employee costs increased from $4,544,796 in the third quarter of fiscal 2021 to $6,750,906 in the third quarter of fiscal 2022, an increase of 48.5%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions, the Keleher and Missouri Neon acquisitions, hiring within our FFH business and hiring within our asset management business.

●

Professional fees in the third quarter of fiscal 2022 were $1,120,078, or 5.2% of total revenues, as compared to $2,552,762, or 17.6% of total revenues, in the third quarter of fiscal 2021. The decrease was mainly related to the professional fees associated with Yellowstone entering into a business combination with SHG as well as Boston Omaha's $55 million Sky Harbour Series B Preferred Units investment during the third quarter of fiscal 2021.

●

General and administrative expenses increased from $2,497,301 in the third quarter of fiscal 2021 to $3,543,482 in the third quarter of fiscal 2022, an increase of 41.9%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions, our FFH business, and the Keleher and Missouri Neon acquisitions.

●

Non-cash expenses in the third quarter of fiscal 2022 included $2,412,597 in depreciation expense, $1,757,654 in amortization expense, and $51,680 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation expense is mainly due to the InfoWest and Go Fiber acquisitions and the Keleher and Missouri Neon acquisitions. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2022 was $1,795,197, or 8.4% of total revenues, as compared to a net loss from operations of $2,760,998, or 19.0% of total revenues, in the third quarter of fiscal 2021. The decrease in net loss from operations in dollars was primarily due to lower professional fees at Boston Omaha, net income from operations generated by the InfoWest and Go Fiber acquisitions, and improved operations within our billboard business, which were partially offset by costs associated with our FFH business and our asset management business as well as an increase in net losses from operations within our insurance operations. Our net loss from operations included $4,221,931 from non-cash depreciation, amortization and accretion expenses in the third quarter of fiscal 2022, as compared to $2,838,899 in the third quarter of fiscal 2021.

Other Expense. During the third quarter of fiscal 2022, we had net other expense of $178,858. Net other expense included $459,745 in other investment losses mainly related to public securities held by UCS and interest expense of $304,594 mainly incurred under Link's term loan. These items were partially offset by income of $436,157 mainly related to our equity method positions in 24th Street Fund I, LLC and 24th Street Fund II, LLC and interest and dividend income of $149,324. During the third quarter of fiscal 2021, we had net other expense of $33,753,550, which included $32,990,929 in other investment losses related to public equity securities mainly held by Boston Omaha, $1,019,917 related to the remeasurement of Yellowstone's public warrants, and interest expense of $233,561 mainly incurred under Link's term loans. These items were partially offset by $359,203 in equity in income of unconsolidated affiliates and interest and dividend income of $131,654.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock, our investment is recorded under the equity method using the fair market value of Sky Harbour's Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if our ownership interest in Sky Harbour's Class A common stock drops below 20%, we will no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2022, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) an expectation that Sky Harbour's stock price will recover in the near-term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price does not recover above our carrying value of $8.16 per share in the near-term, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $1,408,521 in the third quarter of fiscal 2022, or a loss per share of $0.05, based on 29,698,361 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $26,276,094 in the third quarter of fiscal 2021, or a loss per share of $0.89, based on 29,576,115 diluted weighted average shares outstanding.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following is a comparison of our results of operations for the nine months ended September 30, 2022, which we refer to as the “first nine months of fiscal 2022,” compared to the nine months ended September 30, 2021, which we refer to as the “first nine months of fiscal 2021.”

Revenues. For the first nine months of fiscal 2022 and the first nine months of fiscal 2021, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$28,906,159	49.3%	$23,129,582	55.2%	$5,776,577
Broadband services	20,258,461	34.5%	11,329,220	27.1%	8,929,241
Premiums earned	7,556,423	12.9%	5,554,297	13.3%	2,002,126
Insurance commissions	1,575,274	2.7%	1,642,962	3.9%	(67,688)
Investment and other income	339,192	0.6%	226,986	0.5%	112,206
Total Revenues	$58,635,509	100.0%	$41,883,047	100.0%	$16,752,462

We realized total revenues of $58,635,509 during the first nine months of fiscal 2022, an increase of 40.0% over revenues of $41,883,047 during the first nine months of fiscal 2021. Revenues increased within each of our businesses in the first nine months of fiscal 2022 when compared to the first nine months of fiscal 2021. The key factors impacting revenue across each of our businesses during the first nine months of fiscal 2022 were as follows:

●

Net billboard rentals in the first nine months of fiscal 2022 increased 25.0% from the first nine months of fiscal 2021, reflecting the acquisition of billboards from Keleher and Missouri Neon, which accounted for approximately 14.0% of our billboard revenues in the first nine months of fiscal 2022, as well as an improvement in rental and occupancy rates across a number of our markets.

●

Revenue from broadband services in the first nine months of fiscal 2022 increased 78.8% from the first nine months of fiscal 2021, mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions.

●

Premiums earned from our UCS insurance subsidiary increased 36.0% in the first nine months of fiscal 2022 when compared to the first nine months of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first nine months of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased by 4.1% in the first nine months of fiscal 2022 when compared to the first nine months of fiscal 2021, mainly due to reduced production through outside insurance carriers as more bonds are placed with UCS.

●	Investment and other income at UCS increased from $112,206 in the first nine months of fiscal 2021 to $339,192 in the first nine months of fiscal 2022.

Expenses. For the first nine months of fiscal 2022 and the first nine months of fiscal 2021, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2022		2021		2022 vs 2021
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$10,686,769	18.2%	$8,927,528	21.3%	$1,759,241
Cost of broadband revenues	5,183,217	8.8%	2,352,724	5.6%	2,830,493
Cost of insurance revenues	4,012,477	6.9%	3,031,391	7.3%	981,086
Employee costs	18,747,412	32.0%	13,312,992	31.8%	5,434,420
Professional fees	4,409,457	7.5%	4,670,926	11.2%	(261,469)
Depreciation	6,165,584	10.5%	4,066,451	9.7%	2,099,133
Amortization	4,674,620	8.0%	3,508,445	8.4%	1,166,175
General and administrative	9,517,152	16.2%	7,136,217	17.0%	2,380,935
Loss on disposition of assets	48,200	0.1%	119,904	0.3%	(71,704)
Accretion	152,536	0.3%	96,717	0.2%	55,819
Total Costs and Expenses	$63,597,424	108.5%	$47,223,295	112.8%	$16,374,129

During the first nine months of fiscal 2022, we had total costs and expenses of $63,597,424, as compared to total costs and expenses of $47,223,295 in the first nine months of fiscal 2021. Total costs and expenses as a percentage of total revenues decreased from 112.8% in the first nine months of fiscal 2021 to 108.5% in the first nine months of fiscal 2022. The key factors impacting costs and expenses across each of our businesses during the first nine months of fiscal 2022 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 38.6% in the first nine months of fiscal 2021 to 37.0% in the first nine months of fiscal 2022. The decrease was mainly due to lower commissions paid as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 20.8% in the first nine months of fiscal 2021 to 25.6% in the first nine months of fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions as well as our FFH business.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 40.8% in the first nine months of fiscal 2021 to 42.4% in the first nine months of fiscal 2022. The increase was mainly due to higher losses and loss adjustment expenses as our semi-annual actuarial analysis indicated UCS was under-reserved by $346,849, primarily driven by industry and historical losses on contract bonds.

●

Employee costs increased from $13,312,992 in the first nine months of fiscal 2021 to $18,747,412 in the first nine months of fiscal 2022, an increase of 40.8%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions, the Keleher and Missouri Neon acquisitions, the ACS acquisition completed in April 2021, hiring of finance, IT and marketing positions at GIG, hiring within our FFH business and hiring within our asset management business.

●

Professional fees in the first nine months of fiscal 2022 were $4,409,457, or 7.5% of total revenues, as compared to $4,670,926, or 11.2% of total revenues, in the first nine months of fiscal 2021. The decrease was mainly related to the professional fees associated with Yellowstone entering into a business combination with SHG as well as Boston Omaha's $55 million Sky Harbour Series B Preferred Units investment during the third quarter of fiscal 2021. The decrease was partially offset by professional fees associated with the InfoWest and Go Fiber acquisitions and the formation of our build for rent business and fund structure within BOAM.

●

General and administrative expenses increased from $7,136,217 in the first nine months of fiscal 2021 to $9,517,152 in the first nine months of fiscal 2022, an increase of 33.4%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions, our FFH business, and the Keleher and Missouri Neon acquisitions.

●

Non-cash expenses in the first nine months of fiscal 2022 included $6,165,584 in depreciation expense, $4,674,620 in amortization expense, and $152,536 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation expense is mainly due to the InfoWest and Go Fiber acquisitions, measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021, and the Keleher and Missouri Neon acquisitions. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2022 was $4,961,915, or 8.5% of total revenues, as compared to a net loss from operations of $5,340,248, or 12.8% of total revenues, in the first nine months of fiscal 2021. The decrease in net loss from operations in dollars was primarily due to improved operations within our billboard business and insurance business, lower professional fees at Boston Omaha, and net income from operations generated by the InfoWest and Go Fiber acquisitions, which were partially offset by costs associated with our FFH business and our asset management business. Our net loss from operations included $10,992,740 from non-cash depreciation, amortization and accretion expenses in the first nine months of fiscal 2022, as compared to $7,671,613 in the first nine months of fiscal 2021.

Other Income (Expense). During the first nine months of fiscal 2022, we had net other income of $10,542,120. Net other income included a gain of $24,977,740 related to the deconsolidation of Yellowstone (see Note 17 to the consolidated financial statements for further discussion), $1,837,211 related to the remeasurement of Yellowstone's public warrants from January 1, 2022 to January 25, 2022, and interest and dividend income of $267,735. These items were partially offset by $14,777,985 in other investment losses mainly related to public securities held by Boston Omaha and UCS, a loss of $852,807 mainly related to our equity method position in Sky Harbour and interest expense of $909,774 mainly incurred under Link's term loan. During the first nine months of fiscal 2021, we had net other income of $88,935,971, which included $85,694,668 in other investment income related to public equity securities mainly held by Boston Omaha, $2,039,835 related to the remeasurement of Yellowstone's public warrants, $968,526 in interest and dividend income, $935,488 in equity in income of unconsolidated affiliates, and interest expense of $702,546 mainly incurred under Link's term loans.

As a result of a change in GAAP effective in 2018, we are required to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock, our investment is recorded under the equity method using the fair market value of Sky Harbour's Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if our ownership interest in Sky Harbour's Class A common stock drops below 20%, we will no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2022, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) an expectation that Sky Harbour's stock price will recover in the near-term, and (iv) our ability and intent to hold the investment until that recovery. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price does not recover above our carrying value of $8.16 per share in the near-term, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $3,397,733 in the first nine months of fiscal 2022, or income per share of $0.11, based on29,763,333 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $66,799,096 in the first nine months of fiscal 2021, or income per share of $2.32, based on 28,825,428 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following three segments in which we operate, billboards, insurance and broadband, for the third quarter of fiscal 2022 and the third quarter of fiscal 2021:

Results of Billboard Operations

	For the Three Months Ended September 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$9,942,846	100.0%	$8,023,065	100.0%
Cost of Revenues
Ground rents	1,889,857	19.0%	1,587,875	19.8%
Utilities	412,629	4.1%	307,646	3.8%
Commissions paid	767,433	7.7%	755,323	9.4%
Other costs of revenues	433,696	4.4%	341,407	4.3%
Total cost of revenues	3,503,615	35.2%	2,992,251	37.3%
Gross margin	6,439,231	64.8%	5,030,814	62.7%
Other Operating Expenses
Employee costs	1,650,025	16.6%	1,410,669	17.6%
Professional fees	139,886	1.4%	112,773	1.4%
Depreciation	1,160,825	11.7%	910,845	11.3%
Amortization	926,068	9.3%	860,290	10.7%
General and administrative	924,628	9.3%	673,286	8.4%
Accretion	48,251	0.5%	28,712	0.4%
Loss on disposition of assets	75,413	0.8%	61,093	0.8%
Total expenses	4,925,096	49.6%	4,057,668	50.6%
Segment Income from Operations	1,514,135	15.2%	973,146	12.1%
Interest expense, net	(285,944)	(2.9%)	(226,560)	(2.8%)
Net Income Attributable to Common Stockholders	$1,228,191	12.3%	$746,586	9.3%

Comparison of the Third Quarter of Fiscal 2022 to the Third Quarter of Fiscal 2021. In the third quarter of fiscal 2022, there was a 23.9% increase in net billboard revenues from the third quarter of fiscal 2021, reflecting the acquisition of billboards from Keleher and Missouri Neon, which accounted for approximately 14.0% of our billboard revenues in the third quarter of fiscal 2022, as well as an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the third quarter of fiscal 2022 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 19.8% in the third quarter of fiscal 2021 to 19.0% in the third quarter of fiscal 2022.

●

Commissions paid as a percentage of total segment operating revenues decreased from 9.4% in the third quarter of fiscal 2021 to 7.7% in the third quarter of fiscal 2022. The decrease is mainly driven by new incentive programs throughout several of our markets relating to manager compensation.

●

Employee costs as a percentage of total segment operating revenues decreased from 17.6% in the third quarter of fiscal 2021 to 16.6% in the third quarter of fiscal 2022. The decrease is due to organic revenue growth as well as the impact from the Keleher and Missouri Neon acquisitions.

●

General and administrative expenses increased as a percentage of total segment operating revenues from 8.4% in the third quarter of fiscal 2021 to 9.3% in the third quarter of fiscal 2022. The increase is primarily due to higher fuel costs and other travel related expenses as well as an increase in bad debt expense as the third quarter of fiscal 2021 included an accrual reversal.

●

Depreciation and amortization expense increased by $249,980 and $65,778, respectively, from the third quarter of fiscal 2021. The increases are primarily due to the Keleher and Missouri Neon acquisitions.

●	Net interest expense of $285,944 in the third quarter of fiscal 2022 compared to net interest expense of $226,560 in the third quarter of fiscal 2021.

Results of Broadband Operations

	For the Three Months Ended September 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$8,102,935	100.0%	$3,773,729	100.0%
Cost of Revenues
Network operations and data costs	1,316,437	16.2%	438,640	11.6%
Programming costs	24,551	0.3%	31,283	0.8%
Cell site rent and utilities	295,565	3.7%	152,498	4.1%
Other costs of revenues	565,077	7.0%	119,661	3.2%
Total cost of revenues	2,201,630	27.2%	742,082	19.7%
Gross margin	5,901,305	72.8%	3,031,647	80.3%
Other Operating Expenses
Employee costs	2,808,302	34.7%	1,402,777	37.2%
Professional fees	137,408	1.7%	42,541	1.1%
Depreciation	1,190,820	14.7%	723,052	19.2%
Amortization	785,524	9.7%	230,385	6.1%
General and administrative	1,432,053	17.7%	574,800	15.2%
Accretion	3,429	0.0%	3,467	0.1%
(Gain) loss on disposition of assets	(5,104)	(0.1%)	385	0.0%
Total expenses	6,352,432	78.4%	2,977,407	78.9%
Segment (Loss) Income from Operations	(451,127)	(5.6%)	54,240	1.4%
Interest expense, net	(5,963)	(0.1%)	(3,324)	(0.1%)
Noncontrolling interest in subsidiary income	(108,390)	(1.3%)	(70,674)	(1.8%)
Net Loss Attributable to Common Stockholders	$(565,480)	(7.0%)	$(19,758)	(0.5%)

Comparison of the Third Quarter of Fiscal 2022 to the Third Quarter of Fiscal 2021. In the third quarter of fiscal 2022, total operating revenues increased by 114.7% when compared to the third quarter of fiscal 2021 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions. The key factors affecting our broadband operations results during the third quarter of fiscal 2022 were as follows:

●	Total cost of revenues increased as a percentage of total segment operating revenues from 19.7% in the third quarter of fiscal 2021 to 27.2% in the third quarter of fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions as well as our FFH business.

●

Employee costs in the third quarter of fiscal 2022 increased by 100.2% from the third quarter of fiscal 2021. The increase is mainly due to the InfoWest and Go Fiber acquisitions and hiring within our FFH business.

●	Professional fees as a percentage of total segment operating revenues increased from 1.1% in the third quarter of fiscal 2021 to 1.7% in the third quarter of fiscal 2022. The increase is mainly due to the InfoWest and Go Fiber acquisitions.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 15.2% in the third quarter of fiscal 2021 to 17.7% in the third quarter of fiscal 2022. The increase as a percent of revenues is mainly due to the InfoWest and Go Fiber acquisitions and our FFH business.

●	Depreciation and amortization expense increased by $467,768 and $555,139, respectively, from the third quarter of fiscal 2021. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions.

Results of Insurance Operations

	For the Three Months Ended September 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$2,860,451	84.1%	$2,031,575	75.2%
Insurance commissions	383,830	11.3%	584,082	21.6%
Investment and other income	157,484	4.6%	85,696	3.2%
Total operating revenues	3,401,765	100.0%	2,701,353	100.0%
Cost of Revenues
Commissions paid	874,689	25.7%	602,180	22.3%
Premium taxes, fees, and assessments	83,647	2.5%	61,735	2.3%
Losses and loss adjustment expense	872,456	25.6%	365,661	13.5%
Total cost of revenues	1,830,792	53.8%	1,029,576	38.1%
Gross margin	1,570,973	46.2%	1,671,777	61.9%
Other Operating Expenses
Employee costs	1,428,354	42.0%	1,304,238	48.3%
Professional fees	53,172	1.6%	65,363	2.4%
Depreciation	33,227	1.0%	7,804	0.3%
Amortization	46,062	1.3%	47,061	1.8%
General and administrative	603,065	17.7%	606,274	22.4%
Total expenses	2,163,880	63.6%	2,030,740	75.2%
Segment Loss from Operations	(592,907)	(17.4%)	(358,963)	(13.3%)
Interest income, net	-	-	5	0.0%
Other investment loss	(897,208)	(26.4%)	(1,687,112)	(62.4%)
Net Loss Attributable to Common Stockholders	$(1,490,115)	(43.8%)	$(2,046,070)	(75.7%)

Comparison of the Third Quarter of Fiscal 2022 to the Third Quarter of Fiscal 2021. In the third quarter of fiscal 2022, total operating revenues increased by 25.9% when compared to the third quarter of fiscal 2021, mainly due to increased earned premium at our UCS insurance subsidiary, which was partially offset by a decrease in revenues from insurance commissions primarily due to reduced production through outside insurance carriers as more bonds are placed with UCS. The key factors affecting our insurance operations results during the third quarter of fiscal 2022 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the third quarter of fiscal 2022 increased 40.8% from the third quarter of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first nine months of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 34.3% in the third quarter of fiscal 2022 when compared to the third quarter of fiscal 2021, mainly due to reduced production through outside insurance carriers as more bonds are placed with UCS.

●

Commissions paid as a percentage of total segment operating revenues increased from 22.3% in the third quarter of fiscal 2021 to 25.7% in the third quarter of fiscal 2022, mainly due to increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 13.5% in the third quarter of fiscal 2021 to 25.6% in the third quarter of fiscal 2022. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. The increase in loss reserves when compared to the third quarter of fiscal 2021 is mainly related to our semi-annual actuarial analysis that indicated UCS was under-reserved by $346,849, primarily driven by industry and historical losses on contract bonds.

●	Employee costs in the third quarter of fiscal 2022 increased by 9.5% from the third quarter of fiscal 2021. The increase is mainly due to the hiring of finance, IT and marketing positions at GIG.

●	General and administrative expenses in the third quarter of fiscal 2022 decreased by 0.5% from the third quarter of fiscal 2021.

●

During the third quarter of fiscal 2022, our segment loss from insurance operations of $592,907 was increased by other investment losses of $897,208 mainly from unrealized losses on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Billboard Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$28,906,159	100.0%	$23,129,582	100.0%
Cost of Revenues
Ground rents	5,770,633	20.0%	4,766,504	20.6%
Utilities	1,223,826	4.2%	932,028	4.0%
Commissions paid	2,294,302	8.0%	2,216,400	9.6%
Other costs of revenues	1,398,008	4.8%	1,012,596	4.4%
Total cost of revenues	10,686,769	37.0%	8,927,528	38.6%
Gross margin	18,219,390	63.0%	14,202,054	61.4%
Other Operating Expenses
Employee costs	5,108,997	17.7%	4,334,412	18.7%
Professional fees	368,142	1.3%	420,046	1.8%
Depreciation	3,392,420	11.7%	2,666,167	11.5%
Amortization	2,724,618	9.4%	2,557,931	11.1%
General and administrative	2,618,211	9.0%	2,075,259	9.0%
Accretion	142,276	0.5%	86,419	0.4%
(Gain) loss on disposition of assets	5,216	0.0%	116,247	0.5%
Total expenses	14,359,880	49.6%	12,256,481	53.0%
Segment Income from Operations	3,859,510	13.4%	1,945,573	8.4%
Interest expense, net	(860,971)	(3.0%)	(683,858)	(3.0%)
Net Income Attributable to Common Stockholders	$2,998,539	10.4%	$1,261,715	5.4%

Comparison of the First Nine Months of Fiscal 2022 to the First Nine Months of Fiscal 2021. In the first nine months of fiscal 2022, there was a 25.0% increase in net billboard revenues from the first nine months of fiscal 2021, reflecting the acquisition of billboards from Keleher and Missouri Neon, which accounted for approximately 14.0% of our billboard revenues in the first nine months of fiscal 2022, as well as an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first nine months of fiscal 2022 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 20.6% in the first nine months of fiscal 2021 to 20.0% in the first nine months of fiscal 2022.

●

Commissions paid as a percentage of total segment operating revenues decreased from 9.6% in the first nine months of fiscal 2021 to 8.0% in the first nine months of fiscal 2022. The decrease is mainly driven by new incentive programs throughout several of our markets relating to manager compensation.

●

Employee costs as a percentage of total segment operating revenues decreased from 18.7% in the first nine months of fiscal 2021 to 17.7% in the first nine months of fiscal 2022. The decrease is due to organic revenue growth as well as the impact from the Keleher and Missouri Neon acquisitions.

●	General and administrative expenses held steady as a percentage of total segment operating revenues at 9.0% in the first nine months of fiscal 2021 and 9.0% in the first nine months of fiscal 2022.

●

Depreciation and amortization expense increased by $726,253 and $166,687, respectively, from the first nine months of fiscal 2021. The increases are primarily due to the Keleher and Missouri Neon acquisitions.

●	Net interest expense of $860,971 in the first nine months of fiscal 2022 compared to net interest expense of $683,858 in the first nine months of fiscal 2021.

Results of Broadband Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$20,258,461	100.0%	$11,329,220	100.0%
Cost of Revenues
Network operations and data costs	3,008,419	14.9%	1,528,584	13.5%
Programming costs	65,456	0.3%	87,081	0.8%
Cell site rent and utilities	777,390	3.8%	432,116	3.8%
Other costs of revenues	1,331,952	6.6%	304,943	2.7%
Total cost of revenues	5,183,217	25.6%	2,352,724	20.8%
Gross margin	15,075,244	74.4%	8,976,496	79.2%
Other Operating Expenses
Employee costs	7,375,956	36.4%	3,911,189	34.5%
Professional fees	543,859	2.7%	125,175	1.1%
Depreciation	2,639,447	13.0%	1,311,516	11.6%
Amortization	1,809,817	8.9%	820,496	7.2%
General and administrative	3,440,677	17.0%	1,474,068	13.0%
Accretion	10,260	0.1%	10,298	0.1%
Loss on disposition of assets	42,984	0.2%	3,657	0.0%
Total expenses	15,863,000	78.3%	7,656,399	67.5%
Segment (Loss) Income from Operations	(787,756)	(3.9%)	1,320,097	11.7%
Interest expense, net	(16,487)	(0.1%)	(8,293)	(0.1%)
Noncontrolling interest in subsidiary income	(414,993)	(2.0%)	(325,135)	(2.9%)
Net (Loss) Income Attributable to Common Stockholders	$(1,219,236)	(6.0%)	$986,669	8.7%

Comparison of the First Nine Months of Fiscal 2022 to the First Nine Months of Fiscal 2021. In the first nine months of fiscal 2022, total operating revenues increased by 78.8% when compared to the first nine months of fiscal 2021 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions. The key factors affecting our broadband operations results during the first nine months of fiscal 2022 were as follows:

●	Total cost of revenues increased as a percentage of total segment operating revenues from 20.8% in the first nine months of fiscal 2021 to 25.6% in the first nine months of fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions as well as our FFH business.

●

Employee costs in the first nine months of fiscal 2022 increased by 88.6% from the first nine months of fiscal 2021. The increase is mainly due to the InfoWest and Go Fiber acquisitions and hiring within our FFH business.

●	Professional fees as a percentage of total segment operating revenues increased from 1.1% in the first nine months of fiscal 2021 to 2.7% in the first nine months of fiscal 2022. The increase is mainly due to the InfoWest and Go Fiber acquisitions.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 13.0% in the first nine months of fiscal 2021 to 17.0% in the first nine months of fiscal 2022. The increase as a percent of revenues is mainly due to the InfoWest and Go Fiber acquisitions and our FFH business.

●

Depreciation and amortization expense increased by $1,327,931 and $989,321, respectively, from the first nine months of fiscal 2021. The increase in depreciation expense is mainly due to measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021 as well as the InfoWest and Go Fiber acquisitions. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions.

Results of Insurance Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2022		2021
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$7,556,423	79.8%	$5,554,297	74.8%
Insurance commissions	1,575,274	16.6%	1,642,962	22.1%
Investment and other income	339,192	3.6%	226,986	3.1%
Total operating revenues	9,470,889	100.0%	7,424,245	100.0%
Cost of Revenues
Commissions paid	2,168,204	22.9%	1,559,222	21.0%
Premium taxes, fees, and assessments	209,322	2.2%	200,115	2.7%
Losses and loss adjustment expense	1,634,951	17.3%	1,272,054	17.1%
Total cost of revenues	4,012,477	42.4%	3,031,391	40.8%
Gross margin	5,458,412	57.6%	4,392,854	59.2%
Other Operating Expenses
Employee costs	4,198,091	44.3%	3,751,084	50.5%
Professional fees	205,190	2.2%	250,712	3.4%
Depreciation	51,620	0.5%	21,340	0.3%
Amortization	140,185	1.5%	130,018	1.8%
General and administrative	1,629,404	17.2%	1,818,267	24.5%
Total expenses	6,224,490	65.7%	5,971,421	80.5%
Segment Loss from Operations	(766,078)	(8.1%)	(1,578,567)	(21.3%)
Interest expense, net	-	-	(1,991)	(0.0%)
Other investment (loss) income	(3,841,083)	(40.5%)	2,219,102	29.9%
Net (Loss) Income Attributable to Common Stockholders	$(4,607,161)	(48.6%)	$638,544	8.6%

Comparison of the First Nine Months of Fiscal 2022 to the First Nine Months of Fiscal 2021. In the first nine months of fiscal 2022, total operating revenues increased by 27.6% when compared to the first nine months of fiscal 2021, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first nine months of fiscal 2022 were as follows:

●

Premiums earned from our UCS insurance subsidiary in the first nine months of fiscal 2022 increased 36.0% from the first nine months of fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and the first nine months of fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 4.1% in the first nine months of fiscal 2022 when compared to the first nine months of fiscal 2021, mainly due to reduced production through outside insurance carriers as more bonds are placed with UCS.

●

Commissions paid as a percentage of total segment operating revenues increased from 21.0% in the first nine months of fiscal 2021 to 22.9% in the first nine months of fiscal 2022, mainly due to increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 17.1% in the first nine months of fiscal 2021 to 17.3% in the first nine months of fiscal 2022. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. The increase in loss reserves when compared to the first nine months of fiscal 2021 is mainly related to our semi-annual actuarial analysis that indicated UCS was under-reserved by $346,849, mainly driven by industry and historical losses on contract bonds, partially offset by UCS no longer having any material exposure to the rental guarantee bond program as all of these bonds have since expired.

●

Employee costs in the first nine months of fiscal 2022 increased by 11.9% from the first nine months of fiscal 2021. The increase is mainly due to the ACS acquisition as well as the hiring of finance, IT and marketing positions at GIG.

●

General and administrative expenses in the first nine months of fiscal 2022 decreased by 10.4% from the first nine months of fiscal 2021. The decrease is mainly due to lower IT system implementation related expenses.

●

During the first nine months of fiscal 2022, our segment loss from insurance operations of $766,078 was increased by other investment losses of $3,841,083 mainly from unrealized losses on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2022 compared to the First Nine Months of Fiscal 2021

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2022 and the first nine months of fiscal 2021:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(9,575,058)	$6,620,097
Net cash provided by investing activities	104,613,633	10,564,107
Net cash (used in) provided by financing activities	(116,015,206)	52,177,885
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(20,976,631)	$69,362,089

Net Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities was $9,575,058 for the first nine months of fiscal 2022 compared to net cash provided by operating activities of $6,620,097 for the first nine months of fiscal 2021. The decrease in net cash provided by operating activities was mainly driven by the bonus payments under our Management Incentive Bonus Plan, which totaled $15,000,000 and were accrued for in the fourth quarter of fiscal 2021 but paid in January 2022, operating costs within our FFH business, which launched during the third quarter of fiscal 2021, and the formation of our build for rent business and fund structure within BOAM. These items were partially offset by improved cash flow generation within our billboard and insurance businesses as well as positive operating cash flow impact from the InfoWest and Go Fiber acquisitions.

Net Cash Provided by Investing Activities.  Net cash provided by investing activities was $104,613,633 for the first nine months of fiscal 2022 as compared with net cash provided by investing activities of $10,564,107 for the first nine months of fiscal 2021. The increase in net cash provided by investing activities is primarily attributable to $130,190,277 in proceeds from the sale of investments in Yellowstone's trust account related to Yellowstone's business combination with Sky Harbour as well as $90,912,891 in net proceeds mainly from the sale or maturity of U.S. Treasury trading securities and marketable equity securities held at Boston Omaha. These items were partially offset by net cash outflows related to our $45,000,000 PIPE investment in Sky Harbour in January 2022, $40,502,355 in business acquisitions, net of cash acquired, mainly related to the InfoWest and Go Fiber acquisitions and capital expenditures of $30,195,238.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $116,015,206 during the first nine months of fiscal 2022 as compared to net cash provided by financing activities of $52,177,885 during the first nine months of fiscal 2021. During the first nine months of fiscal 2022, net cash used in financing activities mainly consisted of $123,068,515 in redemptions and net cash outflows from Yellowstone's trust account as well as the $4,759,615 deferred underwriting fee payment related to Yellowstone's business combination with Sky Harbour, partially offset by $13,004,852 in collateral received at UCS.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in March 2020, December 2020 and April 2022, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, a homebuilding company and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At September 30, 2022, we had approximately $39 million in unrestricted cash and approximately $38 million in U.S. Treasury trading securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

To date, we have raised funds through the sale of our Common Stock in public offerings, sales of our Common Stock in “at the market” programs, term loan financing through our Link subsidiary, proceeds from the sale of publicly traded securities held by us, cash flow from operations, and, prior to 2019, through private placements of our Common Stock. As described below, we may raise additional funds through our shelf registration statement allowing us to raise up to $500 million through the sale of securities to fund future acquisitions and investments.

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

2022 Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, which we refer to as the “2022 Shelf Registration Statement,” relating to the registration of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500 million. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities, and/or warrants. The shelf registration statement may also be used by one or more selling security holders, to be identified in the future, of our securities. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT”, as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders.

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

We may in the future enter into at the market offering programs to raise additional funds for acquisitions, investments, expansion of our existing business operations and entry into new business lines.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30,000,000 and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of September 30, 2022 consists of Link’s Term Loan borrowings of $28,876,720, of which $1,529,572 is classified as current. There were no amounts outstanding related to the revolving line of credit as of September 30, 2022.

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

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of September 30, 2022.

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

Investments in Yellowstone Acquisition Company and Sky Harbour

In 2020, we acted as the sponsor for the initial public offering of Yellowstone and purchased 3,399,724 shares of Yellowstone Class B common stock and 7,719,799 private placement warrants at a combined cost of approximately $7.8 million. On August 1, 2021, we entered into an equity purchase agreement with Sky Harbour LLC by which Sky Harbour LLC unitholders would acquire a majority interest in the combined businesses following the completion of a business combination. As part of the equity purchase agreement, and immediately prior to the completion by Sky Harbour LLC of a private activity bond financing raising $160 million in proceeds in September 2021, we purchased Class B Preferred Units in Sky Harbour LLC for a purchase price of $55 million, which Class B Preferred Units converted to 5,500,000 shares of Sky Harbour Class A common stock upon the closing of the Sky Harbour business combination on January 25, 2022. Also, upon the closing of the business combination, we purchased an additional 4,500,000 shares of Sky Harbour Class A common stock for a purchase price of $45 million.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of November 9, 2022, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

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

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At September 30, 2022, we had approximately $39 million in unrestricted cash, $38 million in U.S. treasury trading securities, and $13 million in marketable equity securities.

If future additional significant acquisition opportunities, expansion opportunities within our billboard and broadband services businesses, and possible further development under our build for rent business become available in excess of our currently available cash and U.S. Treasury and marketable equity securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all. In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. In addition to Link’s current credit facility, any future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Link's existing credit facility imposes restrictions on Link that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard, insurance, and broadband businesses. Specifically, these restrictions place limits on Link and its subsidiaries' ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our billboard assets. Link’s credit facility requires it to meet a fixed charge coverage ratio and other financial covenants. Link’s ability to comply with these loan covenants may be affected by factors beyond its control and a breach of any loan covenants would likely result in an event of default under the Credit Agreement, which would permit the Lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks.

We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers, and future rental rates.

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

Our certificate of incorporation and bylaws do not limit the amount of debt that we may incur. Our Board of Directors has not adopted a policy limiting the total amount of debt that we may incur. Our Board of Directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the markets for debt and equity securities, fluctuations in the market price of our Class A common stock if then trading on any exchange, growth and acquisition opportunities, and other factors. Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

Off-Balance Sheet Arrangements

Except for our normal operating leases, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2022, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 28, 2022. Other than as discussed below, we believe that at September 30, 2022, there has been no material change to this information.

Investments in Unconsolidated Entities

●	We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting. In accordance with ASC 323-30, we account for investments in limited partnerships and limited liability companies using the equity method of accounting when its investment is more than minimal (greater than 3% to 5%). Our share of income (loss) of such entities is recorded as a single amount as equity in income (loss) of unconsolidated affiliates. Dividends, if any, are recorded as a reduction of the investment.

●	We monitor our equity method investments for factors indicating other-than-temporary impairment. We consider several factors when evaluating our investments, including, but not limited to, (i) the period of time for which the fair value has been less than the carrying value, (ii) operating and financial performance of the investee, (iii) the investee’s future business plans and projections, (iv) discussions with their management, and (v) our ability and intent to hold the investment until it recovers in value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of September 30, 2022, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

On April 1, 2022, we completed the acquisition of InfoWest and Go Fiber, as further discussed in Note 6 to the consolidated financial statements. We are currently integrating InfoWest and Go Fiber into our operations and internal control processes. As such, and pursuant to the Securities and Exchange Commission staff interpretative guidance that assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at September 30, 2022 does not include InfoWest and Go Fiber.

Except as set forth above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 10, 2022

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

November 10, 2022

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial Officer)

November 10, 2022

By: /s/ J. Max Meisinger

J. Max Meisinger

Chief Accounting Officer

November 10, 2022