Form 10-K
period 2022-12-31
BOSTON OMAHA Corp
filed 2023-03-24
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $448,336,734.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 29,764,994 shares of Class A common stock and 1,055,560 shares of Class B common stock as of March 20, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

●

A significant portion of our assets are securities we hold in other companies. Our investments in Sky Harbour Group Corporation ("Sky Harbour") Class A common stock and securities of other companies involve a substantial degree of risk and our investments in Sky Harbour Class A common stock and these other securities may be subject to material impairment charges depending on the value of these securities. Our ability to sell all or a portion of the Class A common stock, which are registered, may be limited due to our significant ownership position relative to the total public market float for Sky Harbour's Class A common stock and also our inability to sell shares due to blackout periods which are imposed on us as one of our Co-Chief Executive Officers serves on Sky Harbour's Board of Directors;

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

Risks Related to Our Indebtedness

●	Our ability to borrow may be limited in case of adverse changes within the credit market; and

●	Any failure in the future to comply with the covenants set forth in our Link billboard business credit agreement could result in the loan balance becoming immediately due and payable.

Risks Related to Access to Capital and Raising Additional Capital

●

We may not be able to generate sufficient cash to service all of our operations and may be forced to take actions to fund our operations such as debt financing, refinancing current indebtedness, or future equity issuances of our capital stock, any or all of which may not be successful; and

●	We may raise additional equity capital through additional public or private placements, any of which could substantially dilute your investment.

Risks Related to Ownership of Our Securities

●	The market price and trading volume of our Class A common stock may be volatile and negatively impacted by broad market fluctuations;

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

●	We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock;

●	Certain of our stockholders have registered 9,315,699 shares of our Class A common stock.

Regulatory Risks

●

Dependent on the price of certain publicly-traded securities we currently hold, including our ownership of Sky Harbour Class A common stock, we could become subject to registration and regulation under the Investment Company Act;

●

Our business segments are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities; and

●	Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may affect us.

PART I

Item 1.	Business.

Our Company

Boston Omaha Corporation, which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” commenced its current business operations in June 2015 and currently operates four separate lines of business: outdoor billboard advertising, surety insurance and related brokerage activities, broadband services and an asset management business. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

Outdoor Billboard Advertising

In June 2015, we commenced our billboard business operations through acquisitions by our wholly-owned subsidiary, Link Media Holdings, LLC, which we refer to as "Link," of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2022, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

We are attracted to the outdoor advertising market due to a number of factors, including high regulatory barriers to building new billboards in some states, growing demand, low maintenance capital expenditures for static billboards, low cost per impression for customers, and the potential opportunity to employ more capital in existing assets at reasonable returns in the form of perpetual easements and digital conversions. In addition, unlike other advertising industries, the internet has not had a material adverse impact on outdoor advertising revenues. The billboard industry’s three largest companies are estimated to account for more than 50% of the industry’s total revenues, and several industry sources and our experience suggest that there are a large number of other companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future.

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

Broadband Services

In April 2019, we established a broadband subsidiary, Fiber is Fast, LLC, which has changed its name to Boston Omaha Broadband, LLC, which we refer to as "BOB." In March 2020, our subsidiary, FIF AireBeam LLC, which we refer to as "AireBeam," acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire," a rural broadband internet provider that serves over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as "UBB," a broadband internet provider that provides high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, Inc. and Go Fiber LLC, which we refer to on a combined basis now as "InfoWest," fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales both through acquisitions and constructing broadband services in larger residential developments under construction.

Minority Investments

Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic Real Estate Companies, LLC, which we refer to as "Logic," and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of 24th Street Holding Company, LLC, and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, which we refer to as "DFH," the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2022, we have sold all 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T Holding Corporation, which we refer to as "CB&T," the privately-held parent company of Crescent Bank & Trust, Inc., which we refer to as "Crescent." Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as "BOC Yellowstone," served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone." Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, which we refer to as "SHG," a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation, which we refer to as “Sky Harbour”. Sky Harbour’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●	In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units, which we refer to "Sky Series B Preferred Units." Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022.

●

We recently established a subsidiary within Boston Omaha Asset Management, LLC, which we refer to as “BOAM,” to operate a proposed build for rent business in which we would develop and own single family detached and/or townhomes for long term rental. We have bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We have provided approximately $15 million of capital to finance the initial stages of these projects and are currently in the process of raising third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital supported by our and other potential third party equity investments. In addition to developing and managing these properties, we will seek to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments. We are also exploring raising capital through BOAM to help expend our broadband operations both for these build for rent developments and other potential broadband acquisition and expansion opportunities.

Additional Opportunities for Growth

In addition to our activities in outdoor billboards, surety insurance, broadband services, asset management and the various industries in which we have made minority investments, we will also consider other industries which offer the potential for predictable and attractive returns on invested capital. We expect to continue to be opportunistic in exploring other opportunities which meet our investment criteria.

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

Our History

Boston Omaha Corporation was originally incorporated as REO Plus, Inc., which we refer to as “REO,” on August 10, 2009. On March 16, 2015, we reincorporated as a Delaware corporation, adopted new bylaws and changed our name to Boston Omaha Corporation. Our principal business address is 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102, and our telephone number is 857-256-0079. We registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” on November 9, 2016. In 2016, we were listed for trading on the OTCQX under the trading symbol “BOMN,” and in June 2017, in connection with our 2017 public offering, we transferred and uplisted to the NASDAQ Capital Market under the trading symbol “BOMN.”  On January 14, 2022, we transferred our listing to the New York Stock Exchange and now trade under the trading symbol “BOC.”

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

Our Relationship with Magnolia and Boulderado

In their roles as general partners of MCF, Magnolia BOC I, LP, which we refer to as "MBOC I" and BP, Magnolia and Boulderado, through their ownership of Class A common stock and all of our Class B common stock, control approximately 44% of the aggregate voting power and, as a result, will for the foreseeable future likely be able to continue to control the election of our directors, determine our corporate and management policies and determine without the consent of our other stockholders the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Adam K. Peterson, our Co-Chief Executive Officer and one of our directors, is a principal in Magnolia and Alex B. Rozek, our other Co-Chief Executive Officer and a director of the Company, is a principal in Boulderado.

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

MCF is a private investment partnership in Omaha, Nebraska, which commenced operations in August 2014. MBOC I is a private investment partnership in Omaha, Nebraska, which commenced operations in February 2018. Adam K. Peterson is the sole manager of Magnolia, an investment adviser registered with the SEC. Magnolia is the general partner and the manager of MCF and MBOC I. BP is a private investment partnership in Boston, Massachusetts, formed in June 2007. Alex B. Rozek is the Managing Member of Boulderado, the management company of BP. On February 6, 2019, BP returned all outside capital and is continuing operations to manage family investments only. As a result of these distributions, Boulderado BOC, LP distributed all of its shares of Class A common stock and was subsequently dissolved. On June 18, 2021, Magnolia BOC II LP distributed all shares of Class A common stock to its limited partner and was subsequently dissolved.

Our Acquisitions and Equity Investments

Since June 2015, we have expended over $510 million in the acquisition of businesses in outdoor billboard advertising, broadband services, surety insurance and brokerage operations, investment in our asset management business, and in the purchase of minority equity interests in various businesses. We anticipate seeking further acquisitions in these business areas and possibly expanding into other businesses that we believe have the potential for durable profitability in a very competitive world.

Outdoor Billboard Advertising. Since June 2015, through over twenty acquisitions, several asset purchases and one exchange, we have acquired numerous billboard structures, many with multiple faces, related easements, and rights in some instances to construct additional billboards. These billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin. We paid a combined purchase price of over $240 million for these billboards and related assets. As of March 1, 2023, we operated approximately 4,000 billboard structures containing approximately 7,600 advertising faces, of which over 90 are digital displays.

Surety Insurance. Since September 2015, through six acquisitions, we have acquired one insurance company (UCS) and five insurance brokerage firms. We paid a combined purchase price of approximately $21.7 million. Additionally, we have contributed approximately $16.3 million in statutory capital to UCS. UCS is authorized to issue surety insurance in all 50 states and the District of Columbia, is approved by the United States Department of Treasury, and rated "A-" (Excellent) by A.M. Best Company.

Broadband Services. In March 2020, AireBeam acquired substantially all the business assets of FibAire, a rural broadband internet provider. AireBeam provides over 8,000 subscribers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. We acquired AireBeam for approximately $12.3 million in cash and issued to FibAire’s co-founder and chief executive 10% of the equity in the newly formed entity. In June 2021, we purchased the 10% equity stake in AireBeam from FibAire's co-founder and chief executive for approximately $664,000. In December 2020, we acquired substantially all of the business assets of UBB, a rural broadband internet provider. UBB provides high-speed internet to over 10,000 subscribers in Salt Lake City, Park City, Ogden, Provo and surrounding communities. We acquired UBB for approximately $21.3 million in cash and issued to Alpine Networks, Inc., UBB’s member, 20% of the equity in the newly formed entity. Steve McGhie, the president of Alpine Networks, Inc. currently serves as chief executive officer of Boston Omaha Broadband. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. We acquired InfoWest for approximately $38.8 million in cash and issued to the co-founders of InfoWest 20% of the equity in the newly formed entity. In June 2022, UBB completed the acquisition of Strawberry Communications, LLC's internet services business for approximately $1.1 million.

Minority Investments. Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of 24th Street Holding Company, LLC, and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2022, we have sold all 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T, the privately-held parent company of Crescent. Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●	In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●	In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022.

●

We recently established a subsidiary within BOAM to operate a proposed build for rent business in which we would develop and own single family detached and/or townhomes for long term rental. We have bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We have provided approximately $15 million of capital to finance the initial stages of these projects and are currently in the process of raising third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital supported by our and other potential third party equity investments. In addition to developing and managing these properties, we will seek to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments. We are also exploring raising capital through BOAM to help expand our broadband operations both for these build for rent developments and other potential broadband acquisition and expansion opportunities.

Industry Background

We currently operate outdoor billboard advertising services, provide broadband services, and sell surety insurance products and have made minority investments in several commercial real estate management and brokerage companies, a bank focused on servicing the automotive loan market, a homebuilding company and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

Outdoor Billboard Advertising. We currently own and operate approximately 4,000 billboard structures in the Southeast and Midwest United States containing approximately 7,600 advertising faces, of which approximately 90 are digital displays. In addition, we hold options to build additional billboards in a few of these states. Over 95% of our billboards reside on leased parcels of property. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large advertising structures consisting of panels, called faces, on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard face. Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (one week to three years). We generally lease individually selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital displays which generally come with shorter term advertising contracts (one week to twelve months). Outdoor billboards were estimated as a $5.5 billion market in the U.S. in 2021 based on industry trade journals. Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for approximately an additional estimated $1.6 billion in revenues in 2021 according to industry sources. There is no concentration of industries to which we lease billboard space.

Surety Insurance. Suretyship insurance occurs when one party guarantees payment or performance by another party for an obligation or undertaking. Many obligations are guaranteed through surety bonds. Common types of surety bonds include commercial surety bonds and contract surety bonds.  Suretyship is an integral part of the functioning of government and commerce. In many complex endeavors involving risk, a need exists to have a third party assure the performance or obligations of one party to another party. Surety companies are the “third parties” that provide such financial assurances in return for premium payments.  Surety bonds are provided in government bidding and contracting processes as well as for individuals obtaining various government licenses and for individuals and businesses entering into apartment and office lease rentals. Various types of bonds are designed to ensure that when a contractor bids on a project, and is awarded the project, that the project is completed for the amount of the bid, and that the contractors pay their subcontractors and suppliers.

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

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $7.3 billion surety market, based on2021 industry reports. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements. Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties. In addition to acquiring UCS, we have acquired five surety brokerage firms, The Warnock Agency, Inc., which we refer to as “Warnock,” Surety Support Services, Inc., which we refer to as “SSS,” South Coast Surety Insurance Services, LLC, which we refer to as “SCS,” and American Contracting Services, Inc., which we refer to as “ACS.” UCS and these brokerage firms provide us with both premium and commission revenue streams.

Broadband Services. Our AireBeam, UBB, InfoWest, and FFH businesses provide fiber connectivity to homes, business and community organizations in certain markets in Arizona, Florida, Nevada, Utah, and other locales. Driven by the rising demand for higher bandwidth and faster speed connections for a variety of industrial and residential purposes, fiber optic transmission is becoming more and more common in modern society. Fiber optic cables have a much greater bandwidth than metal cables. The significantly higher amount of information that can be transmitted per unit time of fiber over other transmission media is its most significant advantage. Also, an optical fiber offers low power loss, which allows for longer transmission distances. Fiber optic is generally less susceptible to electromagnetic interference, has greater capacity and weighs less than traditional metal wire connections. Also, fiber optic is made of glass, which can provide certain cost advantages over traditional copper wire. Optical fiber is more difficult and expensive to install than copper wire and special equipment is required to test optical fiber. Fiber optic is also highly susceptible to becoming cut or damaged during installation or construction activities. We believe that the demand for broadband services has increased significantly since the COVID pandemic began and that this demand will continue to grow as more businesses and consumers rely on remote connectivity for work, learning, telehealth and other connectivity needs and as new technologies expand the ability to digitally share information and services.

Business Overview and Strategy

Since present management took over in February 2015, we have engaged in (i) acquisitions and minority investments in outdoor billboard advertising, broadband service providers, asset management, surety insurance, commercial real estate services, homebuilding and a bank holding company, (ii) purchases of publicly traded equity securities and (iii) in October 2020 served as the sponsor for an initial public offering for Yellowstone and its subsequent business combination with Sky Harbour in January 2022. Our strategy focuses on investing in companies and lines of business that have consistently demonstrated earnings power over time, with attractive pre-tax historical returns on tangible equity capital, and that we believe are available at a reasonable price.

We source acquisitions both internally via phone calls, research or mailings, business relationships developed over time and also by receipt of target acquisition opportunities from a number of brokers and other professionals. We seek acquisitions consistent with our growth strategy, but there can be no assurance that we will consummate acquisitions pursuant to outstanding letters of intent or acquire any additional billboard assets, surety brokerage firms, broadband service providers, or minority investments in any other businesses. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether, and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. We are also seeking opportunities to acquire other businesses or a significant interest in existing businesses. We look to acquire businesses in their entirety that have consistently demonstrated earnings power over time, with attractive pre-tax historical returns on tangible equity capital, and that are available at a reasonable price.  However, we may consider minority positions and stock issuances when the economics are favorable. In certain circumstances, we may enter lines of business directly when the opportunities and economics of doing so are favorable in comparison to acquisitions.

Outdoor Billboard Advertising. We seek to capitalize on our growing network and diversified geographical and product mix to grow revenues. We believe the outdoor advertising business offers attractive industry fundamentals which we hope to utilize and leverage as we plan to continue to grow our presence in the United States. We hope that our growing presence will be an attractive tool in identifying and attracting both local and national advertisers. We work with our customers to enable them to better understand how our billboards can successfully reach their target audiences and promote their advertising campaigns. Our long-term strategy for our outdoor advertising business includes pursuing digital display opportunities where appropriate, while simultaneously utilizing traditional methods of displaying outdoor advertisements, and with a goal of consolidating fragmented markets where applicable.

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

Surety Insurance. UCS has specialized in providing surety bonds since 1989. UCS is an authorized insurance carrier rated A- (“Excellent”) by A.M. Best and is approved by the United States Department of the Treasury (570 Circular). UCS is currently licensed to conduct business in all 50 states and the District of Columbia. In addition to issuing traditional construction bonds for contractors and subcontractors, UCS offers a wide array of miscellaneous, license and permit bonds that protect consumers from the business activities of our customers or provide assurance to counterparties that our insureds will fulfill licensure requirements or faithfully remit monies owed.  We also operate ACS, SCS and Warnock, brokers with clients nationwide, and SSS, another surety insurance brokerage with clients concentrated in several Midwestern states.

We seek to reduce our risk by limiting policy amounts, following extensive underwriting processes, reviewing dashboards of critical metrics, and purchasing reinsurance coverage. Our underwriting process considers a number of factors, including the financial health of the customer, the customer’s operating history, the type of obligation, the geographic territory where the contract is being issued, the language of the bond and the subject contract, and, if appropriate, a customer’s pledge of collateral to reduce the risk in the event of a default. Historically, claims on surety bonds are limited by the extensive underwriting analysis undertaken before a risk is agreed to, forms of security provided upon the bond’s issuance, and by the legal ability to pursue the customer obtaining the surety bond for recovery of amounts paid due to a claim. A significant portion of our business in 2019 and 2020 was selling bonds securing rental payments due to landlords, primarily in the greater New York City area.  Due to the COVID-19 pandemic, we stopped issuing these surety bonds. A surety’s right of indemnification contrasts with property and casualty, or life insurance coverages, where no such recovery right exists. Unlike other insurance, surety insurance losses are commonly limited by the indemnity obligations of the insured, collateral provided by the insured at the time of issuance, or the insurance company’s contractual right to uncollected funds from construction projects on which it has issued a bond and steps in for the insured.

Broadband Services. We seek to capitalize on the growing demand for rural internet access and increased bandwidth capacity as the economy shifts towards increased consumer demand and telecommuting work arrangements. AireBeam, UBB and InfoWest operate in several underserved communities in Arizona, Nevada and Utah that need higher speed and greater internet capacity. Our strategy is to grow our presence in the rural broadband business as we expect many more communities to demand increasingly more bandwidth to their homes and businesses than their current service offering can reliably provide. Within certain markets, we believe that fiber-to-the-home has the potential to be a long-lived asset that fits into our objective to invest in what we believe are durable businesses that have the potential to achieve favorable pre-tax returns on invested capital. Recent studies suggest that a large proportion of homes in the United States have not connected to high-speed broadband services as their communities lack all-fiber connectivity. We believe that the combination of the rural broadband business models at AireBeam, UBB and InfoWest we acquired together with our stronger balance sheet provides a competitive platform to bring fiber-to-the-home to additional communities in Arizona, Nevada and Utah and other similarly situated communities in other states. In addition, through our FFH business, we have already entered into contracts with home builders to bring fiber-to-the-home in large residential developments currently under construction and expect to continue to expand this to additional developments in the future. We believe that the fiber-to-the-home market shares similar qualities with our billboard and surety insurance markets in providing a diversified customer base in markets which impose some obstacles to competitors. We also believe that many broadband systems are owned by a significant number of small operators which may be interested in being acquired, providing us the potential for continued future growth in the broadband internet provider market.

Competition

Outdoor Billboard Advertising. The outdoor advertising industry in the United States consists of several large companies, and three companies, Clear Channel Outdoor, Outfront Media and Lamar Advertising Company, own a majority of all outdoor billboards. These companies are estimated to generate more than 50% of the industry’s total revenues and several industry sources estimate that there are many other smaller companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future. Part of our strategy is to acquire certain of the smaller and medium sized competitors in markets we deem desirable to advertisers. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on their ability to reach consumers, which is driven by location of the display.

Surety Insurance. Our insurance business operates in an environment that is highly competitive and very fragmented. We compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds, and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our business. These companies may market and service their insurance products through intermediaries, or directly without the assistance of brokers or agents. We also compete with other businesses that do not fall into the categories above that provide risk-related services and products.

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

Employees

As of March 1, 2023, we had 440 employees, of which 290 were in broadband operations, 88 were in billboard operations, 51 were in insurance services, 5 were in asset management services and 6 were in administrative or corporate related activities. Of the 440 employees, 15 employees in broadband operations, 3 employees in insurance services, and 2 employee in administrative or corporate related activities were part time. The rest of our employees were full time. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

Information Systems

We rely on our information systems to manage our daily business activities, interact with customers and vendors, manage our digital billboard displays, and market our services. We have outsourced certain technology and business process functions to third parties and may increasingly do so in the future. We have also hired individuals responsible for maintaining and improving our information systems and for developing systems to protect both our information and that of our customers. In order to reduce the risk of unintended disclosure of customer information, our separate business groups operate different information systems for their customer interactions. Our outsourcing of certain technology and business process functions to third parties and our reliance on the use of our information systems may expose us to increased risk related to data security, service disruptions or the effectiveness of our control system. We also maintain certain levels of insurance designed to provide some coverage in the event of any damages arising from a breach of our computer security systems.

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

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures. We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation. Local governments generally also include billboard control as part of their zoning laws. Building codes regulating those items described above include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.

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

Regulation of Our Broadband Business

Many but not all of our services and networks are regulated by the Federal Communications Commission, which we refer to as the “FCC,” and by state and local governments. Whether our networks or our services are regulated or unregulated depends on numerous factors, including but not limited to whether we offer telecommunications service, as defined in state and federal laws, or cable service. The construction and maintenance of our fiber optic networks may face local regulation that can adversely impact the timing or our deployment. Certain of our services that are provided via wireless transmission require FCC licenses and our local video and other services often require local government franchises. The local government franchises often impose certain obligations to build out the network and require payment of fees to the local government, which fees are often are based on a percentage of gross revenues. In private communities and mobile home parks, we may be required to obtain the consent of the homeowners association or other property owners to provide services, and we often have to pay a fee to obtain access to the property and provide our services. Finally, to deploy our networks, we frequently must obtain agreements from local power utilities to use their poles and in some cases easements from landowners.

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

We have raised over $410 million in net proceeds through underwritten public offerings conducted in 2017, 2020 and 2021, our 2018 Private Placement, and through "at the market" offerings conducted between 2018 and 2022.

Borrowing of money. On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. As we continue to seek to expand our billboard business through acquisitions, we may seek to increase the funds available to us through this Credit Facility or with a different lender.

Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule with principal payments that commenced on January 1, 2022. The Term Loan is payable in full on December 6, 2028. During the first three years of the Term Loan, Link may prepay up to 10% of the loan principal in each year without paying any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 3.0% and 0.5%. After three years, there is no prepayment penalty. The Term Loan has a fixed interest rate of 4.00% per annum.

The revolving line of credit loan facility has a $5 million maximum availability. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2023.

Long-term debt included within our consolidated balance sheet as of December 31, 2022 consists of Link’s Term Loan borrowings of $28,499,270, of which $1,545,090 is classified as current. There were no amounts outstanding related to the revolving line of credit as of December 31, 2022.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter of not greater than 3.00 to 1.00. A minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of December 31, 2022.

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

As of December 31, 2022, we had approximately $25 million in unrestricted cash and $34 million in short-term treasury securities. We also expect to continue to sell additional shares of our Class A common stock through an “at the market” offering if we deem the pricing attractive relative to our potential uses of capital. In January and February 2023, we sold 1,097,824 shares of our Class A common stock through the "at the market" offering program, raising gross proceeds of approximately $28.1 million. We currently expect that our current cash will be sufficient to fund existing operations for at least the next 12 months. Depending on the scope of significant acquisitions and investments we may make, we may need to raise additional financing to make additional acquisitions and/or investments. In 2022, we filed a new shelf registration statement allowing us to raise up to $500 million in the public markets though the sale of our securities.

We may in the future use a number of different sources to finance our acquisitions and operations, including cash flows from operations, seller financing, private financings (such as bank credit facilities, which may or may not be secured by our assets), additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may also seek to raise additional funds though BOAM with outside capital in partnerships formed to finance projects in the build for rent and broadband businesses. If we establish any such partnerships, we may contribute cash, business assets, or both in exchange for our partnership interest.

We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. We expect to use leverage on terms we find attractive, assessing the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers and future rental rates. Our certificate of incorporation, which, as amended from time to time, we refer to as our “certificate of incorporation” and bylaws, which, as amended from time to time, we refer to as our “bylaws,” do not limit the amount of debt that we may incur. Our Board of Directors has not adopted a policy limiting the total amount of debt that we may incur, but will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock if then trading on any exchange, growth and acquisition opportunities, and other factors. Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

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

Offering of securities in exchange for property. We may in the future issue shares of our Class A common stock in connection with acquisitions of other businesses. For issuances of shares in connection with acquisitions, our Board of Directors will determine the timing and size of the issuances. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance, including its determination of whether the issuance is accretive to intrinsic value. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our Class A common stock issued and outstanding immediately before such transaction. In addition, we may have sellers rollover a portion of their equity holdings into an equity holding in the newly acquired business. In those situations, we may provide the seller with an option to put its holding to us and similarly, we may have an option to purchase the rollover equity stake. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of shares of our Class A common stock.

Available Information

You can find more information about us at our website, www.bostonomaha.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

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

We have incurred losses from operations in each year since 2015, when Magnolia and Boulderado purchased majority ownership in the company, sold the prior business and commenced new business activities. Our net loss from operations for the fiscal years ended December 31, 2022 and 2021 was approximately $5.3 million and $23.8 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

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

Potential future impairment charges for holdings in Sky Harbour Group Corporation Class A common stock and potential volatility in earnings due to mark-to-market measurement of our investments in other public securities.

The value of the Class A common stock and warrants we hold in Sky Harbour Group Corporation (NYSE:SKYH), which we refer to as Sky Harbour, through our subsidiaries is subject to the volatility of the market price of Sky Harbour’s Class A common stock. This volatility subjects our financial statements to volatility. The market price of Sky Harbour’s Class A common stock has experienced significant volatility since it commenced trading on January 26, 2022, and that volatility may continue in the future and may also be subject to wide fluctuations in response to many factors, including factors beyond the control of Sky Harbour. These factors include, but are not limited to:

●

actual or anticipated fluctuations in Sky Harbour's reported results of operations or financial position, including due to a significant impairment of goodwill, intangible assets, or other long lived assets;

●	recommendations and reports by securities analysts;

●	Sky Harbour's ability to timely complete the construction of its various airport hangar developments and its ability to successfully lease these facilities at profitable rental rates;

●	Sky Harbour’s ability to continue to access capital and debt on commercially reasonable terms;

●	changes in the performance or market valuations of companies in Sky Harbour's industry;

●	addition or departure of Sky Harbour's executive officers or other key personnel;

●	speculative trading activity by certain investors;

●	the impact of inflation and any possible recession on Sky Harbour's operations, revenues, and ability to access financial markets as well as on the private jet hangar industry generally;

●	fluctuations in the costs of construction, maintenance, and other materials and services;

●	news reports relating to trends, concerns, economic or competitive developments, regulatory changes and other related issues in Sky Harbour’s industry or target markets; and

●	announcement of developments and material events by Sky Harbour or its competitors.

We currently account for our investment in Sky Harbour Class A common stock under the equity method. We have evaluated our investment in Sky Harbour as of December 31, 2022, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour's stock price since the beginning of 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events.

If Sky Harbour's stock price drops below our carrying value of $8.15 per share for a sustained period of time, it will likely result in an impairment of our investment. As of March 20, 2023, the closing price of Sky Harbour Class A common stock was $8.36 per share and we hold 13,118,474 shares of Sky Harbour Class A common stock and warrants to purchase 7,719,779 shares of Class A common Stock at a price of $11.50 per share, and the exercise price is subject to adjustment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions. As a result, we could incur a material impairment charge at any time in the future if we deem our investment to be impaired.

Generally accepted accounting principles require us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's common stock, approximately 23% as of December 31, 2022, our investment is recorded under the equity method using the fair market value of Sky Harbour's Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if our ownership interest in Sky Harbour's common stock drops below 20%, we will no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings on a mark to market basis. While we intend to hold our current publicly-traded securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Some members of our executive management team have limited experience in the day-to-day operations of the industries in which our businesses operate.

Some members of our executive management team have been involved in the day-to-day operation of companies in the outdoor billboard and insurance industries for only seven to eight years and in the fiber-to-the-home business for only two to three years. In addition, we may have limited or no operational experience in other industries and markets which we may choose to enter. Our management team relies on the knowledge and talent of the employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us. An inability to efficiently operate our businesses would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition to our review for possible impairment charges to securities we hold, we annually test goodwill for impairment and did so as of October 1, 2022. Based on our review at October 1, 2022, no impairment charge was required. We continue to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For example, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350, Goodwill and Other Intangible Assets and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s financial condition and results of operations.

We may raise additional equity capital through additional public or private placements, and issue equity securities under our 2022 Long-Term Incentive Plan, any of which could substantially dilute your investment.

If we sell shares or other equity securities in one or more other transactions, or issue stock, stock options or other securities pursuant to our current 2022 Long-Term Incentive Plan (the "2022 Incentive Plan"), investors may be materially diluted by such subsequent issuances. We may need significant additional capital in the future to continue our planned acquisitions. No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all. Failure to do so could have a material adverse effect on our business. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity or convertible securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, antidilution, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time. Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock. Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, not be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

We may also raise additional capital pursuant to our 2022 Shelf Registration Statement which allows us to sell up to $500,000,000 in equity securities in public or private placements based on our capital needs. In December 2022, we established an "at the market" offering program with Wells Fargo Securities as sales agent which allows us to sell up to $100,000,000 in our Class A common stock (the "ATM Program"). Through March 20, 2023, we have sold a total of 1,105,711 shares of our Class A common stock in the ATM Program, for total gross proceeds of $28.3 million. Our 2022 Incentive Plan  allows us to issue up to a total of 1,575,000 shares of Class A common stock (as defined under the Plan). In addition, the maximum number of shares of Class A common stock that may be delivered in satisfaction of awards will automatically increase on February 1st of each calendar year, for a period of not more than ten (10) years, beginning on February 1, 2024 and ending on (and including) February 1, 2032 (each, an “Evergreen Date”) in an amount such that both the total number of shares of stock available and previously issued under the 2022 Incentive Plan shall equal five percent (5%) or such lesser amount outstanding as may be determined by our Board of Directors on the December 31st immediately preceding the applicable Evergreen Date. The number of shares of stock will also be adjusted for any stock dividend, stock split or combination of shares (including a reverse stock split), recapitalization or other change in our capital structure, plus any shares that are subject to awards that expire or are terminated or cancelled without the delivery of shares.

Our significant equity ownership in Sky Harbour Group Corporation's Class A common stock and warrants may make it difficult for us to resell a significant portion of our Sky Harbour Group Corporation securities in a short period of time.

In 2020, we acted as the sponsor for the initial public offering of Yellowstone, a special purpose acquisition company ("SPAC"). We purchased Yellowstone Class B common stock and private placement warrants at a cost of approximately $7.8 million. On August 1, 2021, Yellowstone entered into an equity purchase agreement with Sky Harbour LLC by which Sky Harbour LLC unitholders would acquire a majority interest in the combined businesses following the completion of a business combination. As part of the equity purchase agreement, and immediately prior to the completion by Sky Harbour LLC of a private activity bond financing raising $160 million in proceeds in September 2021, we purchased Class B Preferred Units in Sky Harbour LLC for a purchase price of $55 million, which Class B Preferred Units converted to 5,500,000 shares of Sky Harbour Class A common stock upon the closing of the Sky Harbour business combination on January 25, 2022. Also, upon the closing of the Sky Harbour business combination in January 2022, we purchased an additional 4,500,000 shares of Class A common stock for a purchase price of $45 million. Upon the closing of the Sky Harbour business combination, our Class B common stock converted to Class A common stock of Sky Harbour and our private placement warrants are now exercisable to purchase 7,719,779 shares of Class A common stock of Sky Harbour. Each Sky Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment, with each Sky Warrant being exercisable and non-redeemable. Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Class A common stock to an investor in the Yellowstone IPO. As of March 20, 2023, we owned 13,118,474 shares of Sky Harbour Class A common stock. To date, we have invested a total of $107.8 million in Sky Harbour. Our ownership of Sky Harbour Class A common stock and the warrants to acquire shares of Class A common stock are currently registered but were subject to prohibitions on trading prior to January 25, 2023 as part of the conditions to completing the Sky Harbour business combination. However, due to the current trading volume of Sky Harbour Class A common stock, we anticipate that it would be difficult to sell any significant amount of our Sky Harbour Class A common stock and Warrants at the present time and for the foreseeable future. In addition, Alex Rozek, our Co-Chair, serves on the Board of Directors of Sky Harbour and, as a result, our ability to sell shares of Sky Harbour will be limited for such period of time as Mr. Rozek is subject to black-out period prohibitions on trading or otherwise possesses material non-public information regarding Sky Harbour.

Our investments in publicly traded securities involve a substantial degree of risk.

In addition to our investments in privately-held companies and our investment in the Sky Harbour Class A common stock and Sky Harbour Warrants, we may purchase publicly traded common stock and other equity securities, including warrants and corporate bonds. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also generally experienced significantly more volatility in those returns. The publicly traded securities we acquire may fail to appreciate and may decline in value or become worthless. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities and corporate bonds involve special risks, such as the risk of deferred distributions, credit risk, illiquidity, changes in value based upon interest rates changes and other macroeconomic factors and limited voting rights. Any decrease in the value of Sky Harbour Class A common stock and Sky Warrants before we can liquidate our holdings in Sky Harbour could materially adversely impact our operating results and our stockholders’ equity. Under generally accepted accounting principles, we may be required to reflect the value of our securities in publicly-traded companies at their current market value as of the end of each fiscal quarter. As a result, this mark-to-market accounting can change values for these types of securities on our balance sheet as market conditions change. Mark-to-market accounting can become volatile if market prices fluctuate greatly and changes in the fair value of investments could significantly impact our reported results.

We run the risk of inadvertently being deemed an investment company required to register under the Investment Company Act of 1940.

We run the risk of inadvertently being deemed an investment company required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets consists of investments in companies in which we own less than a majority interest. The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, adverse developments with respect to our ownership of certain of our subsidiaries, transactions involving the sale of certain assets and our participation in any partnership or other fund established to finance future broadband and real estate projects in which we may engage. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investment assets under the Investment Company Act.  These steps have included, among others, selling marketable securities that we might otherwise hold for the long-term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe-harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were an unregistered investment company.

The existing and future indebtedness incurred by our billboard business may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Failure to comply with the terms of this indebtedness could result in a default by our billboard business that could have material adverse consequences for us.

Link, which operates our billboard businesses, entered into a credit agreement in August 2019 with a commercial bank which provides Link and its subsidiaries the opportunity to borrow through a combination of long-term debt and a line of credit. Link's current borrowings under the bank credit facility as of December 31, 2022 totaled $28,499,270, all of which represents a term loan. In addition, Link may incur additional indebtedness in the future. Accordingly, Link is subject to the risks associated with significant indebtedness, including:

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

●

if Link defaults under the credit facility, including failing to pay the outstanding principal when due, and if the lender demands payment of a portion or all the indebtedness, it may not have sufficient funds to make such payments;

●

if Link is unable to refinance indebtedness on its properties due to business and market factors, including disruptions in the capital and credit markets, lenders deem the estimated cash flows or values of Link's properties and other assets to be insufficient, and other adverse financial, competitive, business and other factors, including factors beyond Link's control;

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

Other than the bank borrowings to Link, to date we have not had a significant debt financing. However, as our operations grow and we achieve certain levels of revenue and cash flows, we may consider utilizing debt to finance additional acquisitions and our operations. Subject to market conditions and availability, we, or our subsidiaries, may incur significant debt through credit facilities (including term loans and/or revolving facilities), structured financing arrangements, public and private debt issuances or otherwise. Future debt financing arrangements may contain various covenants, including restrictive covenants, which, if not complied with, could have a material adverse effect on our ability to meet our debt obligations and our overall financial condition. Additionally, debt financing arrangements may be at the subsidiary level, but could include a guaranty by us, and could require a pledge of all or substantially all of our, and/or our subsidiaries’ assets.

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

Outdoor Billboard Advertising. The outdoor billboard industry is highly competitive. There is a concentration in the ownership of billboards in the geographic markets in which we compete and significantly larger companies, such as Clear Channel Outdoor, Outfront Media and Lamar Advertising Company, own the majority of the out-of-home advertising billboards. Such competition may make it difficult to maintain or increase our current advertising revenues. In addition to competing for advertising revenue with other outdoor advertising businesses, the outdoor advertising market faces competition from other media, including radio, internet based services, print media, television, direct mail, satellite services and other mobile devices. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. Also, new competitors may emerge and rapidly acquire significant market share in any of our business segments. Additionally, increased competition for advertising dollars may lead to lower advertising rates if we are to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Surety Insurance. Our insurance business operates in an environment that is highly competitive and very fragmented. We will likely compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our surety business. Further, new competitors may regularly enter the market. In 2019 and 2020, we derived a substantial portion of our surety insurance revenues from the sale of apartment and commercial lease rental guarantee bonds. Due to the COVID-19 pandemic, we stopped issuing these surety bonds. In addition to UCS, we also operate several surety insurance brokerage firms, and the surety insurance brokerage industry has relatively low barriers to entry. We may experience significant competition and our competitors may have greater financial, marketing and human resources than us.

Broadband Services. Our broadband services compete with other technologies, including traditional cable services as well as satellite services. These markets are highly competitive, and many traditional providers of cable and wireless services have greater financial, marketing and human resources than us and may be able to offer additional products and services to our customers. In addition, new technologies may be developed which would provide an alternative to our fiber-to-the-home services we currently provide. As we seek to expand our broadband services, we may face incumbent service providers which would be able to retain a significant customer base in the communities in which we may seek to enter, making it difficult to achieve a share of the market needed to provide our services profitably.

Any additional industries or markets that we may enter, whether through future acquisitions or development of a new business line, such as our potential entry into the build for rent business, will also likely be occupied by established competitors. Many of our current competitors have substantially greater financial, marketing, product development and human resources than we do. Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.

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

A continued deterioration in general economic conditions may harm our business, results of operations, cash flows, and financial position. General global and domestic economic conditions directly affect the levels of demand and production of consumer goods, levels of employment, the availability and cost of credit, and ultimately, the demand for our billboard, surety insurance, and broadband products and services and the profitability of our business. The U.S. economy has experienced persistent inflation, and we have experienced, and continue to experience, cost inflation across our business lines. Inflation has resulted in, and may continue to result in, higher costs, which we may not be able to recover through higher prices charged to our customers or otherwise. Interest rates have increased, which may result in lower consumer demand and higher borrowing costs, and may cause general economic conditions to deteriorate. If global economic conditions continue to deteriorate, economies could experience a recession, which may result in higher unemployment rates, lower disposable income, lower Company earnings and investment, and lower consumer spending. These factors may result in continued lower demand for our products and services and negatively affect our business, results of operations and cash flows.

Climate change, severe weather, natural disasters, public health emergencies and other external events could significantly impact our business.

Severe weather events cannot be predicted and may be exacerbated by global climate change, natural disasters, including hurricanes, flooding and earthquakes, acts of terrorism and other adverse external events. There is continuing uncertainty over what impact these events could have on our surety insurance bond business if claims are made against these bonds due to our customers' inability to meet their contractual obligations due to delays caused by any serious health or other natural disaster. Significant storm damage may impact our transmission capabilities for our broadband services and significant damage could result in a loss of service for an extended period of time. Severe weather and natural disasters could affect travel and transportation which could impact the manner of advertising consumption, and severe weather and natural disasters could impact the structural integrity of our billboards. Similarly, a public health emergency, such as the COVID-19 pandemic, could have an adverse effect on customer demand and our ability to meet such demand. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations. The insurance we maintain against disasters may not be adequate to cover our losses in any particular case, which could require us to expend significant resources to replace any destroyed assets and materially and adversely affect our financial condition, results of operations and business prospects. The outbreak of COVID-19 may have materially negatively impacted and may continue to materially negatively impact certain portions of our business, financial performance and condition, operating results and cash flows. However, the significance, extent and duration of such impact remains dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are lifted. While the COVID-19 pandemic has had limited impact on our business to date, the rapid development and fluidity of this situation over the past three years precludes any prediction as to the ultimate adverse impact of COVID-19 in the future. As a result, while the impact of COVID-19 to this date has not materially adversely affected our business as a whole, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or certain business units. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results, and cash flows.

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

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities that collectively own 21.6% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and that of our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Brendan J. Keating, who is one of our directors, is also the Manager of both Logic and 24th Street Holding Company, LLC and one of the three general managers and an employee at BOAM. In addition, Alex B. Rozek is a director of Sky Harbour.

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

Surety Insurance. We are subject to maintaining compliance within the highly regulated insurance industry as we continue our pursuit of opportunities in that market, including the maintenance of certain levels of operating capital and reserves. Generally, the extensive regulations are designed to benefit or protect policyholders, rather than our investors, or to reduce systemic financial risk. Failure to comply with these regulations could lead to disciplinary action, the imposition of penalties and the revocation of our authorization to operate in the insurance industry. Changes to the regulatory environment in the insurance industry may cause us to adjust our views or practices regarding regulatory risk management and necessitate changes to our operations that may limit our growth or have an adverse impact on our business.

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

The NAIC has adopted a system to test the adequacy of capital of insurance companies, known as “risk-based capital.” The risk-based capital formula establishes the minimum amount of capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at three major areas: 1) Asset Risk; 2) Underwriting Risk; and 3) Other Risk. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance subsidiary to maintain regulatory authority to conduct our business. Also, failure to maintain our U.S. Treasury Department listing or our A.M. Best A– (“Excellent”) rating would significantly impact our ability to operate effectively in the surety markets.

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

As we grow our insurance operations, we will continue to establish loss and loss adjustment expense reserves. These reserves will not represent an exact calculation of liability, but instead will represent management's estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date. In particular, prior to 2017, UCS was writing business primarily in Massachusetts and has only been writing business outside of Massachusetts for a limited period of time. We do not currently have a long history of national underwriting experience and, as a result, rely on generally available industry data in establishing loss and loss adjustment expense reserves, and our estimates may be materially different from actual losses and adjustments incurred.

The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as:

●	changes in claims handling procedures;

●	adverse changes in loss cost trends;

●	economic conditions including general inflation;

●	legal trends and legislative changes;

●	limited claims experience in newer insurance products; and

●	varying judgments and viewpoints of the individuals involved in the estimation process, among others.

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

We have made, and may continue to make, certain strategic investments in various businesses without acquiring all or a majority ownership stake in those businesses. To the extent that such investments represent a minority or passive stake in any business, we may have little to no participation, input or control over the management, policies, and operations of such business. Further, we may lack sufficient ownership of voting securities to impact, without the vote of additional equity holders, any matters submitted to stockholders or members of such business for a vote. We currently lack operational control over our investments in Sky Harbour, CB&T, 24th Street Holding Company, LLC and Logic.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Despite our remediation of this material weakness in 2021, any failure in the future to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

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

●

general economic, industry and market conditions, including those resulting from inflation, geopolitical issues; natural disasters, severe weather events, terrorist attacks, epidemics and pandemics (such as the COVID-19 pandemic) and responses to such events; and

●	accounting charges associated with reductions in the value of our investments in publicly traded securities and private companies.

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

We are currently a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in certain registration statements filed with the SEC and no requirement, as long as our revenues are below $100 million and the value of our Class A common stock held by the public as measured on certain dates, is less than $700 million, to have our independent auditor report on and attest to our management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)). Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects and certain elements of our compensation program for executive officers and key employees.

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

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price. As of March 20, 2023, MBOC I holds for the benefit of Massachusetts Institute of Technology ("MIT") and a pension fund managed by MIT 5,589,253 shares of our Class A common stock. In addition, the MIT affiliated pension fund separately reported that as of February 7, 2023, it owns an additional 2,603,572 shares of our Class A common stock. Additionally, Mr. Peterson and entities managed by Magnolia together with Mr. Rozek and entities managed by Boulderado collectively own 1,018,660 shares of our Class A common stock and 1,055,560 shares of our Class B common stock, which converts on a one for one basis into an equivalent number of shares of our Class A common stock. Pursuant to the exercise of rights under a registration rights agreement, in September 2021, we registered a total of 9,698,705 shares of Class A common stock, including 6,437,768 shares of Class A common stock owned by MBOC I and beneficially owned by entities associated with the Massachusetts Institute of Technology and the remaining 3,260,937 shares owned directly by certain entities affiliated with MIT and also grants them the right to participate in future registrations of securities by us, subject to certain conditions. In May 2022, we updated the Registration Statement to reflect subsequent distributions of the Class A common stock owned by MBOC I to MIT, resulting in a reduction in the number of shares registered to 8,297,039 shares of our Class A common stock. These registration rights continue until the earlier of March 31, 2033 or the date when an investor may resell the shares of our Class A common stock under Rule 144 as of the date when all registrable securities held by and issued to such investor may be sold under Rule 144 under the Securities Act during any 90 day period. We have also registered the 1,108,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates.

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

As of March 20, 2023, an additional 318,571 shares of our Class A common stock are owned by our officers and directors and their affiliates other than Messrs. Peterson and Rozek and are available for resale under Rule 144 under the Securities Act.

A sale of a large number of the shares described above may have a depressive effect upon the price of our Class A common stock.

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

Currently, MCF and BP collectively own all of our Class B common stock and entities managed by Magnolia and Boulderado own 21.6% of our Class A common stock, resulting in their holding 44.2% of the aggregate voting power of the company.  As a result, Mr. Peterson and entities managed by Magnolia together control 29.6% of the aggregate voting power, and Mr. Rozek and entities managed by Boulderado together control 15.6% of the aggregate voting power. Moreover, it is possible that entities managed by Boulderado and Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia and Boulderado will likely continue to control virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

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

●	Liquidate, dissolve or wind-up our business, effect any merger or consolidation or any other deemed liquidation event or consent to any of the foregoing.

●	Create, or authorize the creation of, or issue additional shares of Class B common stock, or increase the authorized number of shares of any additional class or series of capital stock.

●	Increase or decrease the authorized number of directors constituting the Board of Directors.

●	Hire, terminate, change the compensation of, or amend the employment agreements of, our executive officers.

●	Purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of our capital stock.

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

●

Enter into or be a party to any transaction outside of the ordinary course of business with any of our directors, officers, or employees or any “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any such person or entity.

●	Acquire, by merger, stock purchase, asset purchase or otherwise, any material assets or securities of any other corporation, partnership or other entity.

Provisions in our charter documents and Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

Provisions in our certificate of incorporation (including but not limited to the rights of the holders of Class B common stock) and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Class A common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, possibly depressing the market price of our Class A common stock.

The anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation, as amended, and bylaws contain provisions that may make the acquisition of the Company more difficult, including, but not limited to, the following:

●	setting forth specific procedures regarding how our stockholders may nominate directors for election at stockholder meetings;

●	permitting our Board of Directors to issue preferred stock without stockholder approval; and

●	limiting the rights of stockholders to amend our bylaws, call a special meeting of our stockholders or take action by written consent.

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

As of March 20, 2023, we had 9,073,890 shares of Class A common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, subject to applicable laws and NYSE rules, whether in connection with acquisitions, financings or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price and antidilution protection, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Class A common stock could be depressed to some extent by the existence of the preferred stock. As of March 20, 2023, no shares of preferred stock have been issued.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business, financial condition, results of operations, and prospects.

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

As of December 31, 2022, we had NOLs of approximately $25.4 million. We continue to assess the impact of the 2018 private placement, our “at the market” offerings, our 2020 public offering, our 2021 public offering and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and, if so, the limitations on our ability to utilize NOLs. Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may be also at risk of limitation in the event of a future ownership change.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters is located in Omaha, Nebraska. As of December 31, 2022, we maintained offices in various locations in the United States with leases expiring between 2023 and 2042. In connection with the acquisition of various billboard sites, we own a small percentage of these sites and in most instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained. We also own several parcels in Arizona used by our broadband business for storage of equipment.

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

As of March 20, 2023, the closing price per share of our common stock was $21.75, as reported by the NYSE.

Holders of Our Common Stock

As of March 20, 2023, there were approximately 88 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.  As of March 20, 2023, there were 29,764,994 shares of Class A common stock outstanding. As of March 20, 2023, we also had 1,055,560 shares of Class B common stock held entirely by MCF and BP, as well as warrants held by MCF to purchase up to an additional 52,778 shares of our Class B common stock, warrants held by BP to purchase up to 51,994 shares of our Class B common stock, and warrants held by an unaffiliated investor to purchase up to 784 shares of our Class A common stock, each at exercise prices ranging from $8.00 to $10.00 per share.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

In August 2022, our shareholders approved the 2022 Incentive Plan. Commencing in January 2023, we issued stock grants under the 2022 Incentive Plan of our Class A common stock to our Chief Financial Officer, Chief Accounting Officer, the president of our billboard subsidiary and to the four independent directors totaling 20,896 shares. Certain of the grants to the employees are subject to vesting periods of up to three years from the date of grant and the grants to the four independent directors vest on June 30, 2023.

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

Overview

We are currently engaged in outdoor billboard advertising, broadband services, surety insurance and related brokerage businesses, and an asset management business. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2022, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that serves over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provides high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which partners with builders, developers and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic and approximately 49.9% of 24th Street Holding Company, LLC, both directly and indirectly through our ownership in Logic. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of 24th Street Holding Company, LLC, and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2022, we have sold all 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T, the privately-held parent company of Crescent. Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022.

●	We recently established a subsidiary within BOAM to operate a proposed build for rent business in which we would develop and own single family detached and/or townhomes for long term rental. We have bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We have provided approximately $15 million of capital to finance the initial stages of these projects and are currently in the process of seeking to raise third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long term fixed rate debt capital supported by our and other potential third party equity investments. In addition to developing and managing these properties, we will seek to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments. We are also exploring raising capital through BOAM to help expand our broadband operations both for these build for rent developments and other potential broadband acquisition and expansion opportunities. We may invest cash or contribute certain business assets to any such partnership in exchange for a partnership interest.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We expect to expand our broadband services in Arizona, Florida, Nevada, Utah and in other locations. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and Sky Harbour has provided each company the opportunity to significantly grow its business. We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our fiber-to-the-home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following is a comparison of our results of operations for the year ended December 31, 2022, which we refer to as “fiscal 2022,” compared to the year ended December 31, 2021 which we refer to as “fiscal 2021.”

Revenues.  For fiscal 2022 and fiscal 2021, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2022		2021		2022 vs 2021
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$39,244,726	48.3%	$31,499,235	55.3%	$7,745,491
Broadband services	28,627,271	35.3%	15,234,266	26.7%	13,393,005
Premiums earned	10,649,089	13.1%	7,686,400	13.5%	2,962,689
Insurance commissions	2,050,838	2.5%	2,212,849	3.9%	(162,011)
Investment and other income	662,270	0.8%	339,061	0.6%	323,209
Total Revenues	$81,234,194	100.0%	$56,971,811	100.0%	$24,262,383

We realized total revenues of $81,234,194 during fiscal 2022, an increase of 42.6% over revenues of $56,971,811 during fiscal 2021. Revenues increased within each our our businesses during fiscal 2022 when compared to fiscal 2021. The key factors impacting revenue across each of our businesses during fiscal 2022 were as follows:

●

Net billboard rentals increased by 24.6% in fiscal 2022, when compared to fiscal 2021, reflecting the acquisition of billboards from Keleher and Missouri Neon, which accounted for approximately 13.9% of our billboard revenues in fiscal 2022, as well as an improvement in rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in fiscal 2022 increased 87.9% from fiscal 2021, mainly reflecting revenues generated from the InfoWest and Go Fiber acquisitions.

●

Premiums earned from our UCS insurance subsidiary increased 38.5% in fiscal 2022 when compared to the fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased by 7.3% in fiscal 2022 when compared to fiscal 2021, mainly due to reduced production through outside insurance carriers as more bonds are placed directly with UCS.

●	Investment and other income at UCS increased from $339,061 in fiscal 2021 to $662,270 in fiscal 2022.

Expenses.  For fiscal 2022 and fiscal 2021, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2022		2021		2022 vs 2021
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$14,395,627	17.7%	$12,094,834	21.2%	$2,300,793
Cost of broadband revenues	7,538,501	9.3%	3,313,760	5.8%	4,224,741
Cost of insurance revenues	4,755,583	5.9%	3,182,497	5.6%	1,573,086
Employee costs	26,343,272	32.4%	34,245,526	60.1%	(7,902,254)
Professional fees	5,300,275	6.5%	7,703,901	13.5%	(2,403,626)
General and administrative	12,861,992	15.8%	9,756,257	17.1%	3,105,735
Amortization	6,474,791	8.0%	4,549,608	8.0%	1,925,183
Depreciation	8,649,066	10.6%	5,579,026	9.8%	3,070,040
(Gain) loss on disposition of assets	(61,377)	(0.1%)	178,911	0.3%	(240,288)
Accretion	206,359	0.3%	134,360	0.3%	71,999
Total Costs and Expenses	$86,464,089	106.4%	$80,738,680	141.7%	$5,725,409

During fiscal 2022, we had total costs and expenses of $86,464,089, as compared to total costs and expenses of $80,738,680 in fiscal 2021. Total costs and expenses as a percentage of revenues decreased from 141.7% in fiscal 2021 to 106.4% in fiscal 2022. The key factors impacting costs and expenses across each of our businesses during fiscal 2022 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 38.4% in fiscal 2021 to 36.7% in fiscal 2022. The decrease was mainly related to lower commissions paid and ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 21.8% in fiscal 2021 to 26.3% in fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions as well as our FFH business.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 31.1% in fiscal 2021 to 35.6% in fiscal 2022. The increase was mainly due to higher losses and loss adjustment expenses related to contract bonds as well as favorable loss experience in fiscal 2021 driven by the cessation of the rental guarantee bond program.

●

Employee costs in fiscal 2022 decreased $7,902,254 from fiscal 2021. The decrease was mainly driven by Management Incentive Bonus Plan payments recognized in fiscal 2021 totaling $15,000,000, which were partially offset by an increase in employee costs related to the InfoWest and Go Fiber acquisitions as well as employee growth within our FFH business.

●

Professional fees in fiscal 2022 were $5,300,275, or 6.5% of total revenues, as compared to $7,703,901, or 13.5% of total revenues, in fiscal 2021. The decrease was mainly related to the professional fees associated with Yellowstone entering into a business combination with SHG as well as Boston Omaha's $55 million Sky Harbour Series B Preferred Units investment during the third quarter of fiscal 2021. The decrease was partially offset by professional fees associated with the InfoWest and Go Fiber acquisitions and the formation of our build for rent business and fund structure within BOAM.

●

General and administrative expenses increased from $9,756,257 in fiscal 2021 to $12,861,992 in fiscal 2022, an increase of 31.8%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions, our FFH business, and the Keleher and Missouri Neon acquisitions, which were partially offset by a $900,000 reduction of the contingent consideration related to the ACS acquisition.

●

Non-cash expenses in fiscal 2022 included $8,649,066 in depreciation expense, $6,474,791 in amortization expense, and $206,359 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation expense is mainly due to the InfoWest and Go Fiber acquisitions, measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021, and the Keleher and Missouri Neon acquisitions. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions.

●

We continue to assess the impact that inflation has had and may have in the near future on our costs of operations and our ability to mitigate these increased costs through price increases passed on to our customers.

Net Loss from Operations. Net loss from operations in fiscal 2022 was $5,229,895, or 6.4% of total revenues, as compared to a net loss from operations of $23,766,869, or 41.7% of total revenues, in fiscal 2021. The decrease in net loss from operations in dollars was primarily due to the management bonus payments in fiscal 2021, improved operations within our billboard business and insurance business, lower professional fees at Boston Omaha, and net income from operations generated by the InfoWest and Go Fiber acquisitions, which were partially offset by costs associated with our FFH business and our asset management business. Our net loss from operations included $15,330,216 from non-cash amortization, depreciation and accretion expenses in fiscal 2022, as compared to $10,262,994 in fiscal 2021.

Other Income (Expense). In fiscal 2022, we had net other income of $9,019,038. Net other income included a gain of $24,977,740 related to the deconsolidation of Yellowstone (see Note 8 to the consolidated financial statements for further discussion), $1,837,211 related to the remeasurement of Yellowstone's public warrants from January 1, 2022 to January 25, 2022, and interest and dividend income of $434,941. These items were partially offset by $15,635,690 in other investment losses mainly related to public securities held by Boston Omaha and UCS, a loss of $1,387,620 mainly related to our equity method position in Sky Harbour and interest expense of $1,207,544 mainly incurred under Link's term loan. During fiscal 2021, we had net other income of $96,940,657, which included $93,163,697 in other investment income related to public equity securities mainly held by Boston Omaha, $2,854,407 related to the remeasurement of Yellowstone’s public warrants, $878,921 in equity in income of unconsolidated affiliates, $999,682 in interest and dividend income and interest expense of $956,050 mainly incurred under Link’s term loans.

Generally accepted accounting principles ("GAAP") requires us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock, our investment is recorded under the equity method using the fair market value of Sky Harbour's Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if our ownership interest in Sky Harbour's Class A common stock drops below 20%, we will no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of December 31, 2022, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour's stock price since the beginning of 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $8.15 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $7,139,548 in fiscal 2022, or income per share of $0.24, based on 29,766,247 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $52,748,177 in fiscal 2021, or income per share of $1.82, based on 29,046,514 diluted weighted average shares outstanding.

The following tables report results for the three segments in which we operate, billboards, broadband and insurance, for fiscal 2022 and fiscal 2021:

Results of Billboard Operations

	For the Years Ended December 31,
	2022		2021
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$39,244,726	100.0%	$31,499,235	100.0%
Cost of Revenues
Ground rents	7,753,495	19.7%	6,458,703	20.5%
Utilities	1,672,420	4.3%	1,258,236	4.0%
Commissions paid	3,103,413	7.9%	3,005,012	9.5%
Other costs of revenues	1,866,299	4.8%	1,372,883	4.4%
Total cost of revenues	14,395,627	36.7%	12,094,834	38.4%
Gross margin	24,849,099	63.3%	19,404,401	61.6%
Other Operating Expenses
Employee costs	6,724,871	17.1%	5,838,942	18.5%
Professional fees	521,377	1.3%	670,897	2.1%
General and administrative	3,591,370	9.2%	2,840,673	9.0%
Amortization	3,674,411	9.4%	3,428,811	10.9%
Depreciation	4,581,316	11.7%	3,584,767	11.4%
Accretion	196,099	0.5%	120,589	0.4%
(Gain) loss on disposition of assets	(175,262)	(0.5%)	175,254	0.6%
Total expenses	19,114,182	48.7%	16,659,933	52.9%
Segment Income from Operations	5,734,917	14.6%	2,744,468	8.7%
Interest expense, net	(1,138,242)	(2.9%)	(927,437)	(2.9%)
Net Income Attributable to Common Stockholders	$4,596,675	11.7%	$1,817,031	5.8%

Comparison of Fiscal 2022 to Fiscal 2021. In fiscal 2022, there was a 24.6% increase in net billboard revenues from fiscal 2021, reflecting the acquisition of billboards from Keleher and Missouri Neon, which accounted for approximately 13.9% of our billboard revenues in fiscal 2022, as well as an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during fiscal 2022 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 20.5% in fiscal 2021 to 19.7% in fiscal 2022.

●

Commissions paid as a percentage of total segment operating revenues decreased from 9.5% in fiscal 2021 to 7.9% in fiscal 2022. The decrease is mainly driven by new incentive programs throughout several of our markets relating to manager compensation.

●

Employee costs as a percentage of total segment operating revenues decreased from 18.5% in fiscal 2021 to 17.1% in fiscal 2022. The decrease is due to organic revenue growth as well as the impact from the Keleher and Missouri Neon acquisitions.

●

General and administrative expenses increased slightly as a percentage of total segment operating revenues from 9.0% fiscal 2021 to 9.2% in fiscal 2022. The increase is primarily due to higher fuel costs and other travel related expenses.

●	Depreciation and amortization expense increased by $996,549 and $245,600, respectively, from fiscal 2021. The increases are primarily due to the Keleher and Missouri Neon acquisitions.

●

Net interest expense of $1,138,242 in fiscal 2022 compared to net interest expense of $927,437 in fiscal 2021. Net interest expense increased due to additional borrowings. The interest expense under our term loan is fixed at 4.00% per annum.

Results of Broadband Operations

	For the Years Ended December 31,
	2022		2021
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Broadband revenues	$28,627,271	100.0%	$15,234,266	100.0%
Cost of Revenues
Network operations and data costs	4,319,410	15.1%	2,134,938	14.0%
Programming costs	90,139	0.3%	99,868	0.7%
Cell site rent and utilities	1,111,487	3.9%	594,984	3.9%
Other costs of revenues	2,017,465	7.0%	483,970	3.2%
Total cost of revenues	7,538,501	26.3%	3,313,760	21.8%
Gross margin	21,088,770	73.7%	11,920,506	78.2%
Other Operating Expenses
Employee costs	10,892,844	38.1%	5,754,642	37.8%
Professional fees	659,025	2.3%	759,713	5.0%
General and administrative	5,166,722	18.1%	2,183,466	14.3%
Amortization	2,617,966	9.1%	943,717	6.2%
Depreciation	3,869,994	13.5%	1,870,184	12.3%
Accretion	10,260	0.0%	13,771	0.0%
Loss on disposition of assets	113,885	0.4%	3,657	0.0%
Total expenses	23,330,696	81.5%	11,529,150	75.6%
Segment (Loss) Income from Operations	(2,241,926)	(7.8%)	391,356	2.6%
Interest expense, net	(19,831)	(0.1%)	(11,852)	(0.1%)
Noncontrolling interest in subsidiary income	(436,648)	(1.5%)	(374,095)	(2.5%)
Net (Loss) Income Attributable to Common Stockholders	$(2,698,405)	(9.4%)	$5,409	0.0%

Comparison of Fiscal 2022 to Fiscal 2021. In fiscal 2022, total operating revenues increased by 87.9% when compared to fiscal 2021 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions. The key factors affecting our broadband operations results during fiscal 2022 were as follows:

●

Total cost of revenues increased as a percentage of total segment operating revenues from 21.8% in fiscal 2021 to 26.3% in fiscal 2022. The increase is mainly driven by the InfoWest and Go Fiber acquisitions as well as our FFH business.

●	Employee costs in fiscal 2022 increased by 89.3% from fiscal 2021. The increase is mainly due to the InfoWest and Go Fiber acquisitions and hiring within our FFH business.

●

Professional fees as a percentage of total segment operating revenues decreased from 5.0% in fiscal 2021 to 2.3% in fiscal 2022. The decrease is mainly due to the additional revenues generated from the InfoWest and Go Fiber acquisitions.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 14.3% in fiscal 2021 to 18.1% in fiscal 2022. The increase as a percent of revenues is mainly due to the InfoWest and Go Fiber acquisitions and our FFH business.

●

Depreciation and amortization expense increased by $1,999,810 and $1,674,249, respectively, from fiscal 2021. The increase in depreciation expense is mainly due to the InfoWest and Go Fiber acquisitions as well as measurement period adjustments to increase the fair value assigned to UBB's property, plant and equipment by $1,149,000 during the third quarter of fiscal 2021. The increase in amortization expense is mainly driven by the InfoWest and Go Fiber acquisitions.

Results of Insurance Operations

	For the Years Ended December 31,
	2022		2021
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$10,649,089	79.7%	$7,686,400	75.1%
Insurance commissions	2,050,838	15.3%	2,212,849	21.6%
Investment and other income	662,270	5.0%	339,061	3.3%
Total operating revenues	13,362,197	100.0%	10,238,310	100.0%
Cost of Revenues
Commissions paid	2,934,022	21.9%	2,071,221	20.2%
Premium taxes, fees, and assessments	289,268	2.2%	249,267	2.5%
Losses and loss adjustment expense	1,532,293	11.5%	862,009	8.4%
Total cost of revenues	4,755,583	35.6%	3,182,497	31.1%
Gross margin	8,606,614	64.4%	7,055,813	68.9%
Other Operating Expenses
Employee costs	5,752,302	43.0%	5,089,464	49.7%
Professional fees	259,535	1.9%	315,455	3.1%
General and administrative	1,241,261	9.3%	2,223,374	21.7%
Amortization	182,414	1.4%	177,080	1.7%
Depreciation	87,855	0.7%	29,143	0.3%
Total expenses	7,523,367	56.3%	7,834,516	76.5%
Segment Income (Loss) from Operations	1,083,247	8.1%	(778,703)	(7.6%)
Interest expense, net	-	-	(2,009)	(0.0%)
Other investment (loss) income	(3,569,262)	(26.7%)	2,670,468	26.1%
Net (Loss) Income Attributable to Common Stockholders	$(2,486,015)	(18.6%)	$1,889,756	18.5%

Comparison of Fiscal 2022 to Fiscal 2021. In fiscal 2022, total operating revenues increased by 30.5% when compared to fiscal 2021, mainly due to increased earned premiums at our UCS insurance subsidiary. The key factors affecting our insurance operations results during fiscal 2022 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 38.5% in fiscal 2022 when compared to fiscal 2021. The increase in premiums earned was primarily due to increases in production throughout fiscal 2021 and fiscal 2022. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 7.3% in fiscal 2022 when compared to fiscal 2021, mainly due to reduced production through outside insurance carriers as more bonds are placed directly with UCS.

●

Commissions paid as a percentage of total segment operating revenues increased from 20.2% in fiscal 2021 to 21.9% in fiscal 2022, mainly due to increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of insurance revenues increased from 8.4% in fiscal 2021 to 11.5% in fiscal 2022. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. The increase in loss reserves when compared to fiscal 2021 is mainly related to expected losses on contract bonds as well as favorable loss experience in fiscal 2021 driven by the cessation of the rental guarantee bond program. UCS no longer has any material exposure to the rental guarantee bond program as all of these bonds have since expired.

●	Employee costs in fiscal 2022 increased by 13.0% from fiscal 2021. The increase is mainly due to the ACS acquisition as well as the hiring of finance, IT and marketing positions at GIG.

●

General and administrative expenses in fiscal 2022 decreased by 44.2% from fiscal 2021. The decrease is mainly due to a $900,000 reduction of the contingent consideration related to the ACS acquisition as well as lower IT system implementation related expenses.

●

During fiscal 2022, our segment income from insurance operations of $1,083,247 was more than offset by other investment losses of $3,569,262 mainly from unrealized losses on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for Fiscal 2022 compared to Fiscal 2021. The table below summarizes our cash flows in dollars for fiscal 2022 and fiscal 2021:

	2022	2021
Net cash (used in) provided by operating activities	$(5,165,165)	$7,768,237
Net cash provided by (used in) investing activities	87,862,907	(45,670,808)
Net cash (used in) provided by financing activities	(109,725,630)	64,644,655
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(27,027,888)	$26,742,084

Net Cash (Used in) Provided by Operating Activities. Net cash used in operating activities was $5,165,165 during fiscal 2022 as compared to net cash provided by operating activities of $7,768,237 during fiscal 2021. The decrease in net cash provided by operating activities was mainly driven by the bonus payments under our Management Incentive Bonus Plan, which totaled $15,000,000 and were accrued for in the fourth quarter of fiscal 2021 but paid in January 2022, operating costs within our FFH business, which launched during the third quarter of fiscal 2021, and the formation of our build for rent business and fund structure within BOAM. These items were partially offset by improved cash flow generation within our billboard and insurance businesses as well as positive operating cash flow impact from the InfoWest and Go Fiber acquisitions.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $87,862,907 during fiscal 2022 as compared with net cash used in investing activities of $45,670,808 during fiscal 2021. The increase in net cash provided by investing activities is primarily attributable to $130,190,277 in proceeds from the sale of investments in Yellowstone's trust account related to Yellowstone's business combination with Sky Harbour as well as $95,388,097 in net proceeds mainly from the sale or maturity of U.S. Treasury trading securities and marketable equity securities held at Boston Omaha. These items were partially offset by net cash outflows related to our $45,000,000 PIPE investment in Sky Harbour in January 2022, $51,242,862 in business acquisitions, net of cash acquired, mainly related to the InfoWest, Go Fiber and Elevation Outdoor acquisitions and capital expenditures of $40,057,314.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $109,725,630 during fiscal 2022 as compared to net cash provided by financing activities of $64,644,655 during fiscal 2021. During fiscal 2022, net cash used in financing activities mainly consisted of $123,068,515 in redemptions and net cash outflows from Yellowstone's trust account as well as the $4,759,615 deferred underwriting fee payment related to Yellowstone's business combination with Sky Harbour, partially offset by $11,840,707 in collateral received at UCS as well as $7,800,000 in contributions received from noncontrolling interests.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in March 2020, December 2020 and April 2022, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At December 31, 2022, we had approximately $25 million in unrestricted cash and $34 million in short-term treasury securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund, and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders.

At The Market Offering Programs

Starting in March 2018, we utilized our "at the market" offering that was part of our 2018 Shelf Registration Statement. This 2018 Shelf Registration Statement, which authorized us to sell up to $200 million through the sales of securities to the public, expired in February 2021 and was superseded by the 2021 Shelf Registration Statement. We sold a total of 2,630,787 shares of Class A common stock resulting in gross proceeds of $60.1 million under the 2018 Shelf Registration Statement.

On September 29, 2021, we entered into an "at the market" equity offering program pursuant to a Sales Agreement (the "2021 Sales Agreement") by and between us and WFS. Pursuant to the terms of the 2021 Sales Agreement, we could sell, from time to time, shares of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Shelf Registration Statement expired on March 28, 2022 upon the filing of our 2021 Annual Report on Form 10-K as we no longer qualified as a well-known seasoned issuer. We sold a total of 122,246 shares of our Class A common stock resulting in gross proceeds of approximately $4.2 million under the the 2021 Shelf Registration Statement.

On  December 8, 2022, we entered into an "at the market" equity offering program (the “ATM Program”) pursuant to a Sales Agreement (the “2022 Sales Agreement”) with Wells Fargo Securities, LLC (“WFS”). This ATM Program is consistent with our historical practice of having available to management the option to issue stock from time to time in order to continue to fund the growth of its fiber-to-the-home broadband business, acquire additional billboards, and make other such investments in assets as needed to seek to grow intrinsic value per share.  Our general preference is always to have options available to it from a capital allocation perspective which includes, but is not limited to, having a regularly filed ATM program.

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, par value $0.001 per share (the “Class A common stock”), with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).  Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock in December 2022 for gross proceeds of approximately $205 thousand and 1,097,824 shares of our Class A common stock in January and February 2023 for gross sale proceeds of approximately $28.1 million.

Upon delivery of a placement notice (a “Placement Notice”) and upon the terms and subject to the conditions of the Sales Agreement, WFS will use reasonable efforts consistent with its normal trading and sales practices, applicable laws and the rules of the NYSE to sell the shares available under the ATM Program from time to time based upon our instructions for the sales, including price, time or size limits specified, and otherwise in accordance with, the terms of such Placement Notice. Pursuant to the 2022 Sales Agreement, WFS may sell shares of our Class A common stock under the ATM Program by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made through the NYSE or on any other existing trading market for the Class A common stock. Notwithstanding the foregoing, WFS may not purchase shares under the ATM Program for its own account as principal unless expressly authorized to do so by us.

We intend to use the net proceeds from the offering, after deducting WFS’ commissions and our offering expenses, for general corporate purposes, which may include financing our existing businesses and operations, and expanding our businesses and operations through additional acquisitions and minority investments and additional hires. Such expansion may include future billboard acquisitions, broadband acquisitions, acquisitions of surety insurance companies and other growth of our insurance activities, additional investments in real estate management, homebuilding and other real estate service businesses, additional investments in subprime automobile lending, and acquisitions of other businesses. We have not determined the amount of net proceeds to be used for any specific purpose, and we will retain broad discretion over the allocation of net proceeds. While we have no current agreements, commitments or understandings for any specific acquisitions at this time, we may use a portion of the net proceeds for these purposes.

For sales of shares of Class A common stock under the ATM Program through WFS, we will pay WFS a commission at a mutually agreed rate of 3% of the gross sales price per share of Class A common stock sold under the ATM Program. We have no obligation to sell any shares under the 2022 Sales Agreement, and may at any time suspend the ATM Program under the 2022 Sales Agreement. The 2022 Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the 2022 Sales Agreement will automatically terminate upon the issuance and sale of all of the shares available for sale under the ATM Program through WFS.

The foregoing description of the 2022 Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 1.1 to the Current Report on Form 8-K dated December 8, 2022 and is incorporated herein by reference.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of  December 31, 2022 consists of Link’s Term Loan borrowings of $28,499,270, of which $1,545,090 is classified as current. There were no amounts outstanding related to the revolving line of credit as of  December 31, 2022.

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

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of  December 31, 2022.

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

Loan to Dream Finders Homes

On October 2, 2020, we provided a term loan of $20 million to Dream Finders Holdings, LLC to be used in expanding DFH's footprint in the Southeast United States. The effective interest rate on this term loan was approximately 14% and matured on May 1, 2021. This loan was repaid with interest in early 2021.

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

●

Upon the closing of the Sky Harbour business combination, our Class B common stock converted to Class A common stock of Sky Harbour and our private placement warrants are now exercisable to purchase 7,719,779 shares of Class A common stock of Sky Harbour.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of March 20, 2023, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

●

All of the shares of Sky Harbour Class A common stock that we own as well as the Sky Harbour Warrants and the shares of Sky Harbour Class A common stock underlying the Sky Harbour Warrants were registered with the SEC in 2022.

●

All of the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares are limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as one of our Co-Chief Executive Officers serves on Sky's Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 but has since expired.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At December 31, 2022, we had approximately $25 million in unrestricted cash and $34 million in short-term treasury securities.

If future additional significant acquisition opportunities, expansion opportunities within our billboard and broadband services businesses, and possible further development under our build for rent business become available in excess of our currently available cash, U.S. Treasury securities, and marketable equity securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all. In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. In addition to Link’s current credit facility, any future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Link's existing credit facility imposes restrictions on Link that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard, insurance, and broadband businesses. Specifically, these restrictions place limits on Link and its subsidiaries' ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our billboard assets. Link’s credit facility requires it to meet a fixed charge coverage ratio and other financial covenants. Link’s ability to comply with these loan covenants may be affected by factors beyond its control and a breach of any loan covenants would likely result in an event of default under the Credit Agreement, which would permit the Lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks.

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

Yellowstone Class A Common Stock Subject to Possible Redemption

As discussed in Note 8, all of the 13,598,898 Class A common stock sold as part of the Units in Yellowstone's Public Offering contained a redemption feature which allowed for the redemption of such public shares in connection with Yellowstone's liquidation, if there were to be a stockholder vote or tender offer in connection with the Sky Harbour's business combination and in connection with certain amendments to Yellowstone's second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. On January 25, 2022, holders of 12,061,401 shares of Class A common stock elected to have their shares redeemed.

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

The ability for any holder of our Yellowstone stock to have their shares redeemed expired upon the closing of the business combination between Yellowstone and Sky Harbour on January 25, 2022.

Yellowstone Warrants Accounting

We account for warrants for shares of Yellowstone's common stock that are not indexed to Yellowstone's own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in our statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants issued in connection with Yellowstone's Public Offering has been measured based on the listed market price of such Warrants (see Note 8 and Note 9 to the Notes to our Financial Statements for further discussion).

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2022, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2022, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of December 31, 2022, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

We completed the acquisition of InfoWest and GoFiber in April 2022. The acquired businesses are included in our 2022 consolidated financial statements and constitute 7.6% of consolidated total assets, and 3.9% of consolidated net assets (excluding goodwill and intangibles acquired), respectively, as of December 31, 2022.  InfoWest and GoFiber constitute 14.9% of consolidated revenues for the year ended December 31, 2022. As the acquisition occurred during the second quarter of 2022, we excluded the acquisitions’ internal control over financial reporting from the scope of our assessment of the effectiveness of our internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of internal control over financial reporting of a recently acquired business may be omitted from our scope in the year of acquisition if specified conditions are satisfied.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

10.9 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.11 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.12 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.13 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

10.14 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.15 (*)	Third Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.16 (*)	Fourth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.17 (*)	Amended and Restated Term Loan Note filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.18 (*)(+)	Amended and Restated Operating Agreement of Boston Omaha Asset Management dated January 6, 2023 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2023.

10.19 (*)(+)	Services Agreement with Brendan J. Keating dated January 6, 2023 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2023.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1 (#)	Schedule of Subsidiaries of the Company.

23.1 (#)	Consent of EisnerAmper LLP, Registered Public Accounting Firm.

23.2 (#)	Consent of KPMG LLP, Registered Public Accounting Firm.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

March 24, 2023

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

March 24, 2023

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial Officer)

March 24, 2023

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

March 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 24, 2023
	Alex B. Rozek	(Principal Executive Officer)

/s/	Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 24, 2023
	Adam K. Peterson	(Principal Executive Officer)

/s/	Bradford B. Briner	Director	March 24, 2023
Bradford B. Briner

/s/	Brendan J. Keating	Director	March 24, 2023
Brendan J. Keating

/s/	Frank H. Kenan II	Director	March 24, 2023
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	March 24, 2023
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	March 24, 2023
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	March 24, 2023
	Joshua P. Weisenburger	(Principal Financial Officer)

/s/	Joseph M. Meisinger	Chief Accounting Officer	March 24, 2023
Joseph M. Meisinger

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boston Omaha Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of Sky Harbour Group Corporation and subsidiaries (Sky Harbour Group Corporation) (a 22.96 percent owned investee company). The Company’s investment in Sky Harbour Group Corporation was $106 million and $55 million as of December 31, 2022 and 2021, respectively, and its equity in earnings (loss) of Sky Harbour Group Corporation was ($2.5) million and $0 million for the years 2022 and 2021, respectively. The consolidated financial statements of Sky Harbour Group Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sky Harbour Group Corporation, is based solely on the report of the other auditors.

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

Evaluating the fair value of the Customer Relationship Intangible Assets acquired in the InfoWest Inc and Go Fiber, LLC Acquisition

As discussed in Note 6 to the consolidated financial statements, FIF St. George LLC (FIF St. George), a wholly-owned subsidiary of the Company, acquired substantially all of the business assets of InfoWest Inc and Go Fiber LLC (collectively, InfoWest) on April 1, 2022, for an aggregate purchase price of $48.6 million that was paid 80% in cash and with the issuance of 20% of the outstanding equity of FIF St. George to the seller. The Company acquired, among other tangible and intangible assets, customer relationship intangible assets valued at $16.9 million.

We identified the evaluation of the initial measurement of the customer relationship intangible assets acquired as a critical audit matter. The forecasted financial data used in the discounted cash flow model to estimate the acquisition date fair value of the customer relationship intangible assets required a high degree of auditor judgment. Additionally, the audit effort associated with the estimate required specialized skills and knowledge. Specifically, subjective auditor judgment was required to evaluate the following assumptions included in the discounted cash flow model, which had limited observable market information, as the estimated fair values of such assets were sensitive to possible changes to these assumptions:

- Forecasted revenue

- Customer retention factors

- Forecasted operating performance margins

- Discount rates

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls related to the Company´s determination of the fair value of the intangible assets, including controls over the development of the forecasted revenues, customer retention factor, forecasted operating performance margins and discount rate assumptions used to develop the estimate. We compared the Company’s forecasted revenues, customer retention factor and forecasted operating performance margins assumptions to those of comparable companies using data publicly available, including consideration of recent similar market transactions. We evaluated the Company’s forecasted revenues and forecasted operating performance margins assumptions by comparing such assumptions to the respective acquired company’s historical results. We involved valuation professionals with specialized skills and knowledge to assist in the evaluation of the discount rates used in the valuations, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable companies.

Estimated reserves for losses and loss adjustment expenses (LAE)

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company employs an actuary to estimate its reserves for losses and LAE. As of December 31, 2022, the Company recorded estimated reserves of $1.7 million. These reserves are included within accounts payable and accrued expenses in the consolidated balance sheet. The reserves for losses and LAE represent the Company’s estimate of the ultimate cost for unpaid claims, which comprise claims that have been reported and claims that have been incurred but not reported and estimated based on past experience of investigating and adjusting claims.

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
March 24, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sky Harbour Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Harbour Group Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/EisnerAmper LLP

EISNERAMPER LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 24, 2023

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31

	2022	2021

Current Assets:
Cash and cash equivalents	$25,493,141	$72,508,528
Cash held by BOAM funds and other	8,146,792	-
Investments held in trust - special purpose acquisition company	-	138,760,121
Accounts receivable, net	5,831,366	4,468,863
Interest receivable	196,066	32,235
Short-term investments	6,288,828	4,728,995
Marketable equity securities	8,768,938	70,617,497
U. S. Treasury securities	33,520,401	87,544,904
Funds held as collateral assets	21,026,579	9,185,872
Prepaid expenses	4,689,132	2,862,913

Total Current Assets	113,961,243	390,709,928

Property and Equipment, net	115,589,940	76,455,026

Other Assets:
Goodwill	179,463,522	151,336,976
Intangible assets, net	68,342,042	45,352,052
Investments	26,136,636	19,316,769
Investments in unconsolidated affiliates	114,133,349	61,660,905
Deferred policy acquisition costs	1,255,320	812,898
Right of use assets	64,719,405	61,252,888
Other	116,402	156,351

Total Other Assets	454,166,676	339,888,839

Total Assets	$683,717,859	$807,053,793

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	December 31,

	2022	2021

Current Liabilities:
Accounts payable and accrued expenses	$10,963,784	$25,270,869
Short-term payables for business acquisitions	4,219,358	1,618,102
Lease liabilities	5,203,981	4,580,833
Funds held as collateral	21,026,579	9,185,872
Unearned premiums	7,158,726	4,912,538
Current maturities of long-term debt	1,545,090	1,490,427
Deferred underwriting fee payable	-	4,759,615
Deferred revenue	2,531,222	2,207,427
Other current liabilities	330,000	-

Total Current Liabilities	52,978,740	54,025,683

Long-term Liabilities:
Asset retirement obligations	3,569,580	3,162,725
Lease liabilities	59,281,733	56,032,547
Long-term debt, less current maturities	26,954,180	28,509,573
Other long-term liabilities	335,828	1,399,655
Warrants liability	-	5,576,908
Deferred tax liability	13,948,419	17,750,980

Total Liabilities	157,068,480	166,458,071

Redeemable Noncontrolling Interest	15,713,021	144,270,503

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 28,650,688 and 28,642,801 shares issued and outstanding, respectively	28,651	28,643
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	483,917,938	483,855,423
Retained earnings	19,579,645	12,440,097

Total Boston Omaha Stockholders' Equity	503,527,290	496,325,219
Noncontrolling interests	7,409,068	-
Total Equity	510,936,358	496,325,219

Total Liabilities, Redeemable Noncontrolling Interest, and Equity	$683,717,859	$807,053,793

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,

	2022	2021

Revenues:
Billboard rentals, net	$39,244,726	$31,499,235
Broadband services	28,627,271	15,234,266
Premiums earned	10,649,089	7,686,400
Insurance commissions	2,050,838	2,212,849
Investment and other income	662,270	339,061

Total Revenues	81,234,194	56,971,811

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	14,395,627	12,094,834
Cost of broadband revenues (exclusive of depreciation and amortization)	7,538,501	3,313,760
Cost of insurance revenues (exclusive of depreciation and amortization)	4,755,583	3,182,497
Employee costs	26,343,272	34,245,526
Professional fees	5,300,275	7,703,901
General and administrative	12,861,992	9,756,257
Amortization	6,474,791	4,549,608
Depreciation	8,649,066	5,579,026
(Gain) loss on disposition of assets	(61,377)	178,911
Accretion	206,359	134,360

Total Costs and Expenses	86,464,089	80,738,680

Net Loss from Operations	(5,229,895)	(23,766,869)

Other Income (Expense):
Interest and dividend income	434,941	999,682
Equity in (loss) income of unconsolidated affiliates	(1,387,620)	878,921
Other investment (loss) income	(15,635,690)	93,163,697
Gain recognized on deconsolidation of special purpose acquisition company	24,977,740	-
Remeasurement of warrant liability	1,837,211	2,854,407
Interest expense	(1,207,544)	(956,050)

Net Income Before Income Taxes	3,789,143	73,173,788
Income tax benefit (expense)	3,496,121	(17,693,980)

Net Income	7,285,264	55,479,808
Noncontrolling interest in subsidiary income	(145,716)	(2,731,631)

Net Income Attributable to Common Stockholders	$7,139,548	$52,748,177

Basic Net Income per Share	$0.24	$1.82

Diluted Net Income per Share	$0.24	$1.82

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,698,732	28,978,223

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,766,247	29,046,514

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings (Accumulated Deficit)	Total
Stockholders' equity January 1, 2021	26,175,555	1,055,560	$26,176	$1,056	$424,204,641	$-	$(42,665,616)	$381,566,257

Stock issued for cash	2,467,246	-	2,467	-	62,847,746	-	-	62,850,213

Decrease in redeemable noncontrolling interest due to redemption	-	-	-	-	706,837	-		706,837

Increase in redeemable noncontrolling interest of broadband subsidiary	-	-	-	-	(240,510)	-	-	(240,510)

Offering costs	-	-	-	-	(3,663,291)	-	-	(3,663,291)

Adjustment to decrease NCI to maximum redemption value	-	-	-	-	-	-	2,357,536	2,357,536

Net income attributable to common stockholders, December 31, 2021	-	-	-	-	-	-	52,748,177	52,748,177

Stockholders' equity December 31, 2021	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$-	$12,440,097	$496,325,219

Stock issued for cash	7,887	-	8	-	205,381	-	-	205,389

Offering costs	-	-	-	-	(242,866)	-	-	(242,866)

Contribution from noncontrolling interest, broadband subsidiary	-	-	-	-	100,000	-	-	100,000

Contributions from noncontrolling interests, build for rent subsidiary	-	-	-	-	-	7,700,000	-	7,700,000

Net income attributable to minority interests	-	-	-	-	-	(290,932)	-	(290,932)

Net income attributable to common stockholders, December 31, 2022	-	-	-	-	-	-	7,139,548	7,139,548

Stockholders' equity December 31, 2022	28,650,688	1,055,560	$28,651	$1,056	$483,917,938	$7,409,068	$19,579,645	$510,936,358

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2022	2021
Cash Flows from Operating Activities:
Net Income	$7,285,264	$55,479,808
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of right of use assets	5,313,827	4,427,921
Depreciation, amortization, and accretion	15,330,216	10,262,994
Income taxes	(3,811,806)	17,693,980
(Gain) loss on disposition of assets	(61,377)	178,911
Bad debt expense	163,584	52,334
Gain on deconsolidation - special purpose acquisition company	(24,977,740)	-
Decrease in contingent consideration	(900,000)	-
Equity in loss (income) of unconsolidated affiliates	1,387,620	(878,921)
Other investment loss (income)	15,635,690	(93,163,697)
Remeasurement of warrant liability	(1,837,211)	(2,854,407)
Changes in operating assets and liabilities:
Accounts receivable	(1,419,784)	(63,085)
Interest receivable	(163,831)	254,533
Prepaid expenses	(2,701,111)	(367,474)
Distributions from unconsolidated affiliates	642,511	2,251,766
Deferred policy acquisition costs	(442,422)	(122,343)
Other assets	39,951	34,837
Accounts payable and accrued expenses	(12,278,575)	17,362,284
Lease liabilities	(4,939,954)	(4,030,775)
Unearned premiums	2,246,188	957,175
Deferred revenue	323,795	292,396
Net Cash (Used in) Provided by Operating Activities	(5,165,165)	7,768,237

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(1,320,791)	(425,875)
Business acquisitions, net of cash acquired	(51,242,862)	(41,334,711)
Proceeds from sale of investments - special purpose acquisition company	130,190,277	-
Investment in unconsolidated affiliates	(45,094,500)	(55,000,000)
Capital expenditures	(40,057,314)	(21,005,626)
Principal payments received on note receivable from affiliate	-	20,000,000
Proceeds from sales of investments	210,926,347	1,699,772,597
Purchase of investments	(115,538,250)	(1,647,677,193)
Net Cash Provided by (Used in) Investing Activities	87,862,907	(45,670,808)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,

	2022	2021

Cash Flows from Financing Activities:
Proceeds from issuance of stock	205,389	62,850,213
Payment of deferred underwriting fee - special purpose acquisition company	(4,759,615)	-
Redemption of noncontrolling interest - special purpose acquisition company	(123,068,515)	-
Contributions from noncontrolling interest	7,800,000	-
Purchase of non-controlling interest in subsidiary	-	(664,414)
Proceeds from long-term debt	-	8,125,402
Principal payments of long-term debt	(1,500,730)	(1,183,052)
Collateral receipt (release)	11,840,707	(820,203)
Offering costs	(242,866)	(3,663,291)
Net Cash (Used in) Provided by Financing Activities	(109,725,630)	64,644,655

Net (Decrease ) Increase in Cash, Cash Equivalents, and Restricted Cash	(27,027,888)	26,742,084
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	81,694,400	54,952,316
Cash, Cash Equivalents, and Restricted Cash, End of Year	$54,666,512	$81,694,400

Interest Paid in Cash	$1,172,007	$923,376
Income Taxes Paid in Cash	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statement of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2022	2021

Payable as consideration for business acquisition	$3,758,880	$1,052,540

Decrease in redeemable noncontrolling interest of broadband subsidiary due to redemption	-	(706,837)

Increase in redeemable noncontrolling interest of broadband subsidiary	9,714,630	240,510

Contingent consideration associated with business acquisition	-	1,230,000

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

NOTE 1.	ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, and (iv) our minority investments primarily in real estate, real estate services, private aviation infrastructure, asset management, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, and our broadband operations are conducted through our subsidiary, Boston Omaha Broadband, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through 2022, we have completed more than twenty additional acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From 2017 through 2022, we completed four additional acquisitions of surety brokerage businesses.

On March 10, 2020, we completed the acquisition of a rural broadband internet provider located in Arizona. On December 29, 2020, we completed the acquisition of a second broadband internet provider located in Utah. On April 1, 2022, we completed the acquisition of our third broadband internet provider located in Utah.

On September 25, 2020, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of units of a special purpose acquisition company, which we refer to as the “SPAC,” named Yellowstone Acquisition Company, which we refer to as “Yellowstone.” Yellowstone completed its initial public offering on October 26, 2020 and on January 25, 2022 completed a business combination with Sky Harbour Group and Yellowstone changed its name to Sky Harbour Group Corporation (see Note 8 for further discussion).

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

Surety Support Services, Inc. which we refer to as “SSS”

South Coast Surety Insurance Services, LLC which we refer to as “SCS”

Boston Omaha Investments, LLC which we refer to as “BOIC”

Boston Omaha Asset Management, LLC which we refer to as “BOAM”

BOAM BFR, LLC which we refer to as "BOAM BFR"

BOC Business Services, LLC which we refer to as "BBS"

Yellowstone Acquisition Company, which we refer to as "Yellowstone"

BOC Yellowstone, LLC which we refer to as "BOC Yellowstone"

BOC Yellowstone II, LLC which we refer to as “BOC Yellowstone II”

BOC YAC Funding, LLC which we refer to as "BOC YAC"

Boston Omaha Broadband, LLC which we refer to as "BOB"

FIF AireBeam, LLC which we refer to as “AireBeam”

Fiber Fast Homes, LLC which we refer to as "FFH"

FIF Utah, LLC which we refer to as “FIF Utah”

FIF St George, LLC which we refer to as "FIF St George"

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

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

Cash Held by BOAM Funds and Other

Cash Held by BOAM Funds and Other represents cash and cash equivalents held by consolidated BOAM Funds and other consolidated entities. Such amounts are not available to fund the general liquidity needs of Boston Omaha.

Accounts Receivable

Billboard Rentals

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based upon historical experience of bad debts as a percentage of revenue, adjusted for relative improvement or deterioration in its agings and changes in current economic conditions. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $101,924 and $110,721, respectively.

Insurance

Accounts receivable consists of premiums and anticipated salvage. All of the receivables have payment terms of less than twelve months.

Anticipated salvage is the amount we expect to receive from principals pursuant to indemnification agreements.

Broadband

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of bad debts. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected.  As of December 31, 2022 and 2021, the allowance for doubtful accounts was $9,455 and $10,301, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group before interest expense. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

For the Years Ended  December 31, 2022 and 2021

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

We performed our annual measurement for impairment of the goodwill of our reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on October 1, 2022 and 2021; therefore, we were not required to recognize an impairment loss.

During 2022 and in 2021, goodwill of more than $26,100,000 and $26,000,000, respectively, was recorded in connection with acquisitions in our billboard, insurance and broadband segments.

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

For the Years Ended  December 31, 2022 and 2021

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

For the Years Ended  December 31, 2022 and 2021

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

Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606, Revenue from Contracts with Customers. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized in 2022 and in 2021 was $2,140,762 and $1,677,415, respectively.

Practical expedients and exemptions: The Company is utilizing the following practical expedients and exemptions from ASC 606. We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within costs of billboard revenues exclusive of depreciation and amortization. We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year, the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Surety Bond Sales

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $1,230,505 and $652,885 for the years ended December 31, 2022 and in 2021, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

Right of Use Assets and Lease Liabilities

Right of use, which we refer to as “ROU," assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. We have elected not to recognize ROU assets and lease liabilities for short-term leases for all classes of underlying assets. Short-term leases are leases with terms greater than 1 month, but less than 12 months.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. At December 31, 2022, Redeemable Noncontrolling Interests recorded within our consolidated balance sheets relates to our Broadband subsidiaries (see Note 6) . At December 31, 2021, Redeemable Noncontrolling Interests recorded within our consolidated balance sheets relate to our Broadband subsidiaries and our Special Purpose Acquisition Company (see Note 8).

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

Our current operations for the years ended  December 31, 2022 and 2021 include the outdoor advertising industry, the broadband services industry, and the insurance industry.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic income (loss) per common share is computed by dividing the net income (loss) available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the years ended December 31, 2022 and 2021, we had potentially dilutive securities in the form of stock warrants.

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

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2022 and 2021, we recognized no interest and penalties. As of December 31, 2022 and 2021, we had no accruals for interest and penalties.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 8, all of the 13,598,898 Class A common stock sold as part of the Units in Yellowstone's Public Offering contained a redemption feature which allowed for the redemption of such public shares in connection with Yellowstone's liquidation, if there were to be a stockholder vote or tender offer in connection with the Sky Harbour's business combination and in connection with certain amendments to Yellowstone's second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. On January 25, 2022, holders of 12,061,401 shares of Class A common stock elected to have their shares redeemed.

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

Warrants Liability

We account for warrants for shares of Yellowstone's common stock that are not indexed to Yellowstone's own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in our statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants issued in connection with Yellowstone's Public Offering has been measured based on the listed market price of such Warrants (see Note 8 and Note 9 for further discussion).

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

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2022, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

NOTE 3.	Cash, Cash Equivalents, and Restricted Cash

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	December 31,

	2022	2021

Cash and cash equivalents	$25,493,141	$72,508,528
Funds held as collateral	21,026,579	9,185,872
Cash held by BOAM funds and other	8,146,792	-

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$54,666,512	$81,694,400

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2022	2021

Trade accounts	$4,798,827	$3,688,116
Premiums	1,143,918	901,769
Allowance for doubtful accounts	(111,379)	(121,022)

Total Accounts Receivable, net	$5,831,366	$4,468,863

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2022	2021

Structures and displays	$63,585,845	$56,087,039
Fiber, towers, and broadband equipment	50,216,957	20,637,161
Land	14,318,292	7,035,274
Vehicles and equipment	6,778,473	4,419,615
Office furniture and equipment	4,884,941	4,006,032
Accumulated depreciation	(24,194,568)	(15,730,095)

Total Property and Equipment, net	$115,589,940	$76,455,026

Depreciation expense for the years ended  December 31, 2022 and 2021 was $8,649,066, and $5,579,026, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 6.     BUSINESS ACQUISITIONS

2022 Acquisitions

During the year ended December 31, 2022, we completed the acquisition of a broadband service provider and its related assets as well as an outdoor advertising businesses and its related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

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

Under the terms of the Agreement, FIF St George, LLC assumed only certain liabilities of InfoWest and Go Fiber. The total purchase price of $48,573,149 was paid 80% in cash, and the remaining 20% of the purchase price was paid by issuing to InfoWest and Go Fiber 20% of the outstanding equity of FIF St George, LLC. A portion of the cash purchase price is held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of InfoWest and Go Fiber under the Agreement. At any time, InfoWest and Go Fiber have the option, but not the obligation, to sell FIF St George, LLC its entire ownership interest in FIF St George, LLC. FIF St George, LLC would be obligated to purchase the units and pay for the purchase over a three-year period if InfoWest and Go Fiber elect to exercise this option. Subject to the occurrence of certain future events, FIF St George, LLC has the option, but not the obligation, to purchase InfoWest and Go Fiber’s ownership interest in FIF St George, LLC, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.  The 20% interest owned by InfoWest and Go Fiber is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheets as of December 31, 2022.

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

InfoWest and Go Fiber’s results of operations are recognized from  April 1, 2022, the date of acquisition, through December 31, 2022.  During this period, revenues and earnings were $12,075,264 and $1,224,430, respectively. Acquisition costs, incurred primarily in the fourth quarter of 2021 and the first quarter of 2022, of $746,159 were expensed in professional fees. The intangible assets include customer relationships and trade names and trademarks which have useful lives of ten years and twenty years, respectively.

Elevation

On November 21, 2022, our subsidiary, LMO, purchased the outdoor advertising assets of Elevation Outdoor Advertising, which we refer to as “Elevation,” based in Knoxville, TN for a purchase price of $14,239,257. Elevation was founded in 2002 and operates over 265 billboard faces, including 8 digital displays, in Knoxville and East Tennessee. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for structures and permits. The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

The following is a summary of the preliminary allocation of the purchase price, which includes the fair value allocation of the assets acquired and liabilities assumed:

Elevation
Assets Acquired
Property, plant and equipment	$3,717,734
Customer relationships	2,484,000
Goodwill	8,017,554
Right of use assets	2,098,194
Other	310,794

Total Assets Acquired	16,628,276

Liabilities Assumed
Accounts payable and other	290,825
Lease liabilities	2,098,194

Total Liabilities Assumed	2,389,019

Total	$14,239,257

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

Keleher Outdoor

On November 19, 2021, Link Billboards Oklahoma, LLC, our wholly-owned subsidiary, which we refer to as "LBO," purchased the outdoor advertising assets of Keleher Outdoor Advertising, Inc. and Keleher Enterprises, Inc. (together "Keleher"), based in Bartlesville, OK for a purchase price of $12,220,000. Keleher was founded in 1975 and operates over 600 billboard faces in Oklahoma and southeast Kansas.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

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

For the Years Ended  December 31, 2022 and 2021

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

	For the Year Ended
	December 31,

	2022	2021

Revenue	$87,237,938	$80,311,613

Net Income Attributable to Common Stockholders	$8,711,892	$57,851,032

Basic Net Income per Share	$0.29	$2.00

Basic Weighted Average Class A and Class B Common Shares Outstanding	29,698,732	28,978,223

Diluted Net Income per Share	$0.29	$1.99

Diluted Weighted Average Class A and Class B Common Shares Outstanding	29,766,247	29,046,514

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$69,052,231	$(28,141,423)	$40,910,808	$49,535,976	$(23,611,856)	$25,924,120
Permits, licenses, and lease acquisition costs	11,724,308	(4,479,482)	7,244,826	11,560,896	(3,413,876)	8,147,020
Site location	849,347	(306,708)	542,639	849,347	(250,085)	599,262
Noncompetition agreements	626,000	(578,500)	47,500	626,000	(488,134)	137,866
Technology	1,128,000	(410,250)	717,750	1,128,000	(311,250)	816,750
Trade names and trademarks	11,152,200	(1,089,892)	10,062,308	3,852,200	(590,575)	3,261,625
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Capitalized contract costs	1,869,350	(151,034)	1,718,316	1,018,600	(16,717)	1,001,883
Indefinite lived intangibles	7,097,895	-	7,097,895	5,463,526	-	5,463,526

Total	$103,527,331	$(35,185,289)	$68,342,042	$74,062,545	$(28,710,493)	$45,352,052

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 7.	INTANGIBLE ASSETS (Continued)

The future amortization associated with the intangible assets is as follows:

	December 31,
	2023	2024	2025	2026	2027	Thereafter	Total

Customer relationships	$5,222,724	$5,222,724	$5,222,724	$5,222,724	$5,192,720	$14,827,192	$40,910,808
Permits, licenses and lease acquisition costs	1,080,011	1,080,011	1,067,003	1,040,514	1,007,126	1,970,161	7,244,826
Site location	56,623	56,623	56,623	56,623	56,623	259,524	542,639
Noncompetition agreements	46,100	1,400	-	-	-	-	47,500
Technology	99,000	99,000	99,000	99,000	99,000	222,750	717,750
Trade names and trademarks	590,567	590,567	590,567	590,567	525,667	7,174,373	10,062,308
Capitalized contract costs	186,935	186,935	186,935	186,935	186,935	783,641	1,718,316

Total	$7,281,960	$7,237,260	$7,222,852	$7,196,363	$7,068,071	$25,237,641	$61,244,147

Amortization expense for the years ended  December 31, 2022 and 2021 was $6,474,791 and $4,549,608, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	94
Permits, licenses, and lease acquisition costs	81
Site location	115
Noncompetition agreements	8
Technology	87
Trade names and trademarks	204
Capitalized contract costs	110

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

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

	December 31,
	2022	2021

Certificates of deposit	$-	$310,276
U.S. Treasury securities held to maturity	4,757,224	4,418,719
Common stock warrants of Sky Harbour Group Corporation	1,531,604	-

Total	$6,288,828	$4,728,995

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  December 31, 2022 and 2021 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, December 31, 2022	$9,665,100	$(896,162)	$8,768,938

Marketable equity securities, December 31, 2021	$20,893,647	$49,723,850	$70,617,497

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of  December 31, 2022 and 2021 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, December 31, 2022	$33,888,165	$(367,764)	$33,520,401

U.S. Treasury trading securities, December 31, 2021	$87,541,764	$3,140	$87,544,904

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Securities held in Trust

Yellowstone's U.S. treasury securities held in the Trust Account are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate.

Long-term Investments

Long-term investments consist of U.S. Treasury securities held to maturity and certain equity investments. We have the intent and the ability to hold the U.S. Treasury securities to maturity, which ranges from 2024 to 2025. Our U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

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

	December 31,
	2022	2021

U.S. Treasury securities held to maturity	$6,729,457	$154,265
Preferred stock	348,694	104,019
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$26,136,636	$19,316,769

We reviewed our investments as of  December 31, 2022 and 2021 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate, real estate services, private aviation infrastructure, and asset management. Our interest in these affiliates ranges from approximately 16% to 30%. Two of the investments in affiliates, Logic Real Estate Companies, LLC, which we refer to as “Logic,” and 24th Street Holding Company, LLC, having a combined carrying amount of $535,388 as of  December 31, 2022, are managed by an entity controlled by a member of our board of directors.

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

On January 20, 2021, Dream Finders Homes, Inc. announced the pricing of its initial public offering of 9,600,000 shares of Class A common stock at the initial public offering price of $13.00 per share. Shares of Class A common stock began trading on the NASDAQ Global Select Market under the symbol “DFH” on Thursday, January 21, 2021. Concurrent with the closing of the initial public offering, all of the outstanding non-voting common units and Series A preferred units of DFH were converted into shares of Class A common stock of Dream Finders Homes, Inc., and all of the outstanding common units of DFH LLC were converted into shares of Class B common stock of Dream Finders Homes, Inc. As a result, our previous equity interest in DFH was converted into 4,681,099 shares of DFH Class A common stock, which were no longer accounted for under the equity method but marked to market each reporting period consistent with the other publicly traded equity securities held in our portfolio. In addition, one of our subsidiaries purchased 120,000 shares of DFH Class A common stock at $13.00 per share in the initial public offering. As of December 31, 2022, we no longer hold any shares of DFH Class A common stock.

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

Sky Harbour Group Corporation

In October 2020, our subsidiary BOC Yellowstone LLC, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company.  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owned approximately 20% of Yellowstone's issued and outstanding common stock. The purpose of the offering was to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance, and broadband services businesses. The Units were sold at a price of $10.00 per unit, generating gross proceeds to Yellowstone of $125,000,000, and traded on the NASDAQ Stock Market, LLC under the ticker symbol “YSACU”.  After the securities comprising the units began separate trading, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “YSAC” and “YSACW,” respectively.

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

On  January 25, 2022, Yellowstone completed the previously announced proposed business combination with SHG following stockholder approval. As a result, SHG became a consolidated subsidiary of Yellowstone and Yellowstone was renamed Sky Harbour Group Corporation, which we refer to as "Sky Harbour".  In connection with the business combination, our Series B Preferred Units of SHG converted into 5,500,000 shares of Sky Harbour Group Class A common stock at a price of $10 per share. Also in connection with the business combination, we entered into a subscription agreement with Sky Harbour, pursuant to which Sky Harbour sold to us 4,500,000 shares of Class A common stock at a price of $10 per share, for total cash consideration of $45 million.

During the first quarter of fiscal 2022, we recognized a non-cash gain of $24,977,740 related to our deconsolidation of Yellowstone, which is included within other income on our Consolidated Statement of Operations. Of the total gain recognized on deconsolidation, approximately $10,000,000 relates to the remeasurement of our retained investment in Sky Harbour via the Sponsor shares, Series B Preferred Units, and PIPE investment, each of which converted into shares of Sky Harbour's Class A common stock on the transaction date, and approximately $15,000,000 relates to the deconsolidation of Yellowstone's assets and liabilities as of the transaction date.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading price of Sky Harbour's Class A common stock. Subsequent to the business combination, we account for our 22.96% equity investment in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour's Class A common stock was accounted for at fair value based on its quoted market price as of December 31, 2022, it would be valued at approximately $34,900,000.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

We have evaluated our investment in Sky Harbour as of December 31, 2022, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour's stock price since the beginning of 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $8.15 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	December 31,
	2022	2021

Beginning of year	$61,660,905	$20,913,896
Additional investments in unconsolidated affiliates	45,094,500	55,000,000
Distributions received	(642,511)	(2,251,766)
Reclassification of marketable securities to investment in affiliate	23,483	-
Reclassification of investment in affiliate to marketable securities	-	(12,880,146)
Transfer of interest	(625,498)	-
Gain on retained interest of deconsolidated affiliate	10,010,090	-
Equity in (loss) income of unconsolidated affiliates	(1,387,620)	878,921

End of year	$114,133,349	$61,660,905

Combined summarized financial data for these affiliates is as follows:

	December 31,
	2022	2021

Revenue	$24,672,878	$31,071,188
Gross profit	12,148,774	9,562,278
Income from continuing operations	(18,539,589)	(10,049,214)
Net income	(7,922,455)	(11,382,572)

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

For the Years Ended  December 31, 2022 and 2021

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

At December 31, 2022 and 2021, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At December 31, 2022, the estimated fair value of our long-term debt was $26,258,113 which is less than the carrying amount of $28,499,270.

Warrants

We previously determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 were subject to treatment as a liability. Prior to the deconsolidation of Yellowstone which occurred on January 25, 2022, we marked the Public Warrants to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from January 1, 2022 to January 25, 2022, and January 1, 2021 to December 31, 2021, resulted in a gain of $1,837,211 and $2,854,407 respectively, which is included within "Remeasurement of warrant liability" within our Consolidated Statements of Operations. The Public Warrants were classified as Level 1 as of December 31, 2021.

Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, we no longer eliminate our investment in the Private Placement Warrants.  Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants from January 25, 2022 to December 31, 2022, resulted in a loss of $2,714,274 included within Other investment (loss) income within our Consolidated Statements of Operations.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000. Of this amount, approximately $38,200,000 and $40,400,000 were realized during the years ended December 31, 2022 and 2021, respectively.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 22.96% equity interest in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour's Class A common stock was accounted for at fair value based on its quoted market price as of December 31, 2022, it would be valued at approximately $34,900,000.

Contingent Consideration associated with Business Combination

The contingent consideration recorded in conjunction with our acquisition of ACS as discussed in Note 6 was classified as Level 3 in the fair value hierarchy as the calculation is dependent upon projected company specific inputs using a Monte Carlo simulation. During fiscal year 2022, the estimated fair value of the contingent consideration liability decreased by $900,000 based upon updated information, including 2022 results and forecasted 2023 amounts.  Changes in fair value are reported in earnings for the respective period.

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

		Quoted Prices	Realized Gains	Total Changes
	Total Carrying	in Active	and (Losses)	in Fair Values
	Amount in	Markets for	Included in	Included in
	Consolidated	Identical	Current Period	Current Period
	Balance Sheet	Assets	Period Earnings	Earnings (Loss)

Marketable equity securities, U.S. Treasury trading securities, and corporate bonds at December 31, 2022	$42,289,339	$42,289,339	$(9,485,637)	$(6,150,053)

Marketable equity securities, U.S. Treasury trading securities, and corporate bonds at December 31, 2021	$158,162,401	$158,162,401	$44,610,838	$48,613,962

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

NOTE 10.	INCOME TAXES

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities.

The components of the income tax expense for the years ended  December 31, and the tax effects of temporary differences that give rise to deferred taxes at  December 31, are as follows:

	December 31,
	2022	2021

Income tax (provision) benefit:
Current federal income tax expense (benefit)	$-	$-
Current state income tax expense (benefit)	256,971	-
Deferred federal income tax (benefit) expense	(1,862,601)	13,322,593
Deferred state income tax (benefit) expense	(1,890,491)	4,371,387

Total income tax (benefit) expense before valuation allowance	(3,496,121)	17,693,980

Valuation allowance	-	-

Total income tax (benefit) expense	$(3,496,121)	$17,693,980

Deferred tax assets:
Net operating loss carryforwards	$7,011,687	$6,831,339
Tax credits	643,945	366,366
Lease liabilities	15,644,321	16,636,855
Premium adjustments and IBNR	906,208	404,891
Investment in unconsolidated subsidiaries	245,724	-
Disallowed interest expense carryforwards	201,725	-
Other	54,714	16,754
Total deferred tax assets	24,708,324	24,256,205
Valuation allowance	(832,123)	(2,165,808)

Net deferred tax assets	$23,876,201	$22,090,397

Deferred tax liabilities:
Property and equipment	$(14,785,116)	$(7,770,312)
Intangibles	(5,637,973)	(1,480,060)
Right of use assets	(15,721,959)	(16,810,802)
Investment in unconsolidated subsidiaries	-	(887,327)
Unrealized gain on securities	(1,679,572)	(12,892,876)

Total deferred tax liabilities	(37,824,620)	(39,841,377)

Net deferred tax liabilities	$(13,948,419)	$(17,750,980)

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. During the year ended December 31, 2022, we reversed the valuation allowance recorded related to the net deferred tax asset recorded for Yellowstone Acquisition Company which merged with Sky Harbour LLC as part of a business combination on January 25, 2022, effectively removing Yellowstone from the Boston Omaha consolidated financial statements. As of December 31, 2022, the Company has only recorded a valuation allowance against certain state net operating loss deferred tax assets that it has determined to be more-likely-than-not not realizable. During the year ended December 31, 2021, we reversed the overall valuation allowance previously recorded against the net deferred tax asset. Management's decision to reverse the valuation allowance during the first quarter of 2021 was driven by the recognition of significant pre-tax book income and deferred tax liabilities driven by unrecognized gains on securities during the quarter due to the IPO of Dream Finders Homes, Inc. on January 20, 2021.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 10.	INCOME TAXES (Continued)

As of December 31, 2022, we have available federal tax operating loss carry forwards of approximately $25.4 million. Of the $25.4 million, $0.5 million arose in tax years beginning before December 31, 2017 and may be carried forward 20 years. The remaining tax net operating losses were generated in years beginning after December 31, 2017. Tax net operating loss carry forwards generated in years beginning after December 31, 2017 may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carry forwards of approximately $26.8 million, which are available to reduce future state taxable income and expire at various times and amounts.

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

A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	For the Year Ended December 31,
	2022	2021

Federal income tax at statutory rate	$795,720	$15,291,464
State income taxes, net of federal benefit	(412,633)	4,498,347
Non-controlling interest	(38,802)	-
Provision to return adjustments	275,920	973,002
Nondeductible officer's compensation	-	3,803,973
Warrant income	(489,221)	(1,672,815)
Gain on deconsolidation of Yellowstone	(3,979,091)	-
Other permanent differences	58,975	(56,592)
Valuation allowance	334,861	(5,121,421)
Other	(41,850)	(21,978)
Total income tax (benefit) expense	$(3,496,121)	$17,693,980

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

As of December 31, 2022 we do not have any open or ongoing exams by any taxing authorities. The federal and state statutes of limitation for assessment of tax liability generally lapse three and four years, respectively, after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized.

NOTE 11.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, January 1, 2021	$2,282,273
Additions	1,057,327
Accretion expense	134,360
Liabilities settled	(311,235)
Balance, December 31, 2021	$3,162,725
Additions	200,496
Accretion expense	206,359
Liabilities settled	-
Balance, December 31, 2022	$3,569,580

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 12.	CAPITAL STOCK

On March 30, 2021, we filed a shelf registration statement on Form S-3ASR (Registration No. 333-254870) which was effective upon filing with the SEC. This shelf registration expired in March 2022.

On April 6, 2021, we sold 2,645,000 shares of our Class A common stock, par value $.001 per share, at a price of $25.00 per share, of which 2,345,000 shares were sold by us through Wells Fargo Securities, LLC ("WFS") acting as the sole book running manager of the public offering. Shares sold included 345,000 shares issued as a result of the underwriters’ exercise in full of their option to purchase additional shares, and 300,000 shares were sold by a selling stockholder. The offering resulted in total gross proceeds to us of $58,625,000. We did not receive any of the proceeds from the sale of shares by the selling stockholder. The compensation to WFS for sales of Class A common stock sold pursuant to the Sales Agreement was an amount equal to 5.5% of the gross proceeds. Net proceeds to us after underwriting commissions were $55,400,625. Other offering costs incurred were $133,169. The shares were sold in the offering pursuant to an automatically effective shelf registration statement that was filed with the SEC on March 30, 2021.

On April 25, 2022, we filed a new shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000. Additionally, in the 2022 Shelf Registration Statement, we have registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

On  December 8, 2022, we entered into an "at the market" equity offering program (the “ATM Program”) pursuant to a Sales Agreement (the “Sales Agreement”) by and between us and WFS. This ATM Program is consistent with our historical practice of having available to management the option to issue stock from time to time in order to continue to fund the growth of our fiber-to-the-home broadband business, acquire additional billboards, and make other such investments in assets as needed to seek to grow intrinsic value per share. Our general preference is always to have options available to us from a capital allocation perspective which includes, but is not limited to, having a regularly filed ATM program. Pursuant to the terms of the Sales Agreement, we may sell, from time to time, shares of our Class A common stock, with an aggregate sales price of up to $100,000,000 through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).

Upon delivery of a placement notice (a “Placement Notice”) and upon the terms and subject to the conditions of the Sales Agreement, WFS will use reasonable efforts consistent with its normal trading and sales practices, applicable laws and the rules of the New York Stock Exchange (“NYSE”) to sell the shares of Class A common stock from time to time based upon our instructions for the sales, including price, time or size limits specified, and otherwise in accordance with, the terms of such Placement Notice. Pursuant to the Sales Agreement, WFS may sell shares of Class A commons stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made through the NYSE or on any other existing trading market for the Class A common stock. Notwithstanding the foregoing, WFS may not purchase shares of Class A common stock for its own account as principal unless expressly authorized to do so by the Company.

We intend to use the net proceeds from the ATM Program, after deducting WFS' commissions and our offering expenses, for general corporate purposes, which may include financing our existing businesses and operations, and expanding our businesses and operations through additional acquisitions and minority investments and additional hires. Such expansion may include future billboard acquisitions, broadband acquisitions, acquisitions of surety insurance companies and other growth of the Company's insurance activities, additional investments in real estate management, homebuilding and other real estate service businesses, additional investments in subprime automobile lending, and acquisitions of other businesses. We have not determined the amount of net proceeds to be used for any specific purpose, and management will retain broad discretion over the allocation of net proceeds. While the Company has no current agreements, commitments or understandings for any specific acquisitions at this time, it  may use a portion of the net proceeds for these purposes.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 12.	CAPITAL STOCK (Continued)

From December 8, 2022 through December 31, 2022, we sold 7,887 shares of our Class A common stock under the ATM Program for gross proceeds of $205,389. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS.

At December 31, 2022, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the years ended December 31, 2022 and 2021, is presented in the following table:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of January 1, 2021	105,556	$9.95	4.5	$1,868,341
Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2021	105,556	$9.95	3.5	$1,982,342

Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2022	105,556	$9.95	2.5	$1,746,952

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 13.	LONG-TERM DEBT

On August 12, 2019, Link Media Holdings, Inc., (“Link”), a wholly owned subsidiary of Boston Omaha Corporation (“BOC”), which owns and operates BOC’s billboard businesses, entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provides for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18,000,000 under Term Loan 1 and $5,500,000 under Term Loan 2. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses.

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

As of December 31, 2022, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2023.

Long-term debt included within our consolidated balance sheets as of December 31, 2022 and 2021 consists of Term Loan borrowings of $28,499,270 and $30,000,000, respectively, of which $1,545,090 and $1,490,427 are classified as current, respectively. There were no amounts outstanding related to the revolving line of credit as of December 31, 2022 and 2021.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of December 31, 2022.

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

The aggregate minimum principal payments required on long-term debt as of December 31, 2022 were as follows: $1,545,090 in 2023, $1,605,871 in 2024, $1,675,281 in 2025, $1,744,490 in 2026, $1,816,579 in 2027 and $20,111,959 thereafter.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

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

Operating Lease Cost

Operating lease cost for the years ended  December 31, 2022 and 2021 is as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2022	December 31, 2021	Statement of Operations Classification

Lease cost	$8,154,253	$6,954,708	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	2,109,390	647,242	Cost of billboard revenues and general and administrative

Total Lease Cost	$10,263,643	$7,601,950

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2022	December 31, 2021

Cash payments for operating leases	$7,780,379	$6,557,563
New operating lease assets obtained in exchange for operating lease liabilities	$7,733,632	$13,987,968

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 14.	LEASES (Continued)

Operating Lease Assets and Liabilities

	December 31, 2022	December 31, 2021	Balance Sheet Classification

Lease assets	$64,719,405	$61,252,888	Other Assets: Right of use assets

Current lease liabilities	$5,203,981	$4,580,833	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	59,281,733	56,032,547	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$64,485,714	$60,613,380

Maturity of Operating Lease Liabilities

December 31, 2022

2023	$8,163,945
2024	7,625,348
2025	7,250,521
2026	6,813,802
2027	6,493,279
Thereafter	60,865,984

Total lease payments	97,212,879
Less imputed interest	(32,727,165)

Present Value of Lease Liabilities	$64,485,714

As of  December 31, 2022 our operating leases have a weighted-average remaining lease term of 17.01 years and a weighted-average discount rate of 4.74%.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

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

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin.

Boston Omaha Broadband, LLC

BOB conducts our broadband operations. BOB provides high-speed broadband services to its customers located in Arizona, Florida, Nevada, and Utah.

					Total
Year Ended December 31, 2022	GIG	LMH	BOB	Unallocated	Consolidated

Revenue	$13,362,197	$39,244,726	$28,627,271	$-	$81,234,194
Segment gross profit	8,606,614	24,849,099	21,088,770	-	54,544,483
Segment income (loss) from operations	1,083,247	5,734,917	(2,241,926)	(9,806,133)	(5,229,895)
Capital expenditures	352,461	20,578,522	66,848,567	7,289,148	95,068,698
Depreciation and amortization	270,269	8,255,727	6,487,960	109,901	15,123,857

					Total
Year Ended December 31, 2021	GIG	LMH	BOB	Unallocated	Consolidated

Revenue	$10,238,310	$31,499,235	$15,234,266	$-	$56,971,811
Segment gross profit	7,055,813	19,404,401	11,920,506	-	38,380,720
Segment (loss) income from operations	(778,703)	2,744,468	391,356	(26,123,990)	(23,766,869)
Capital expenditures	3,167,342	42,871,326	12,517,328	7,254,134	65,810,130
Depreciation and amortization	206,223	7,013,578	2,813,901	94,932	10,128,634

					Total
As of December 31, 2022	GIG	LMH	BOB	Unallocated	Consolidated

Accounts receivable, net	$1,707,716	$3,696,906	$426,256	$488	$5,831,366
Goodwill	11,325,138	130,428,222	37,710,162		179,463,522
Total assets	68,712,781	277,153,407	138,800,411	199,051,260	683,717,859

					Total
As of December 31, 2021	GIG	LMH	BOB	Unallocated	Consolidated

Accounts receivable, net	$1,495,664	$2,770,428	$202,771	$-	$4,468,863
Goodwill	11,058,922	120,642,896	19,635,158		151,336,976
Total assets	57,150,042	276,266,829	69,113,699	404,523,223	807,053,793

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2022 and 2021

NOTE 16.	RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

	2022	2021
Losses and LAE at January 1	$1,381,526	$2,492,334

Provision for losses and LAE claims arising in:
Current year	1,308,180	698,075
Prior year	414,999	664,229
Total incurred	1,723,179	1,362,304
Losses and LAE payments for claims arising in:
Current year	157,303	1,259,276
Prior years	841,824	873,836
Total payments	999,127	2,133,112

Less reinsurance recoverable	415,000	340,000

Losses and LAE at December 31	$1,690,578	$1,381,526

For the year ended  December 31, 2022, $841,824 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $372,145 favorable prior year development during the year ended  December 31, 2022. Reserves remaining as of  December 31, 2022, for prior years are $414,999 as a result of re-estimation of unpaid losses and loss adjustment expenses. For the year ended  December 31, 2021, $873,836 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $1,170,001 favorable prior year development during the year ended  December 31, 2021.

Reserves remaining as of  December 31, 2021, for prior years were $664,229 as a result of re-estimation of unpaid losses and loss adjustment expenses. The favorable prior years' loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverable of $415,000 and $340,000 are included within loss and loss adjustment reserves as of December 31, 2022, and 2021, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31,

2022 and 2021

NOTE 17.	MANAGEMENT INCENTIVE BONUS PLAN

On January 10, 2022, the Board of Directors of Boston Omaha Corporation, based upon the recommendation of the Compensation Committee of the Board of Directors, awarded bonuses to each of its co-chief executive officers pursuant to the Company's Amended and Restated Management Incentive Bonus Plan.  The Bonus Plan is designed to encourage the growth in the Company's "Adjusted Stockholders' Equity," as defined in the Bonus Plan, based upon the increase in the Company's stockholders equity for such fiscal year less any increase arising from the sale of Company securities. Under the Bonus Plan, the total awards shall equal 20% of the amount by which Adjusted Stockholders’ Equity Per Share for the applicable fiscal year exceeds 106% of Adjusted Stockholders’ Equity Per Share for the preceding fiscal year, subject to any limitation on total amounts payable under the Bonus Plan as may be established by the Bonus Plan and/or the Compensation Committee and in any event subject to a high water mark for the highest level for the Adjusted Stockholders’ Equity Per Share as previously determined by the Compensation Committee based upon the Company’s financial statements as filed with the Securities and Exchange Commission. Based upon these and other factors, the Compensation Committee recommended a bonus for each of the co-chief executive officers of $7,500,000, for a total bonus payment under the Plan of $15,000,000, which was approved by the Board of Directors. At December 31, 2021, the total bonus payment of $15,000,000 was recorded within "Accounts payable and accrued expenses" in our consolidated Balance Sheets at December 31, 2021.

NOTE 18.	CUSTODIAL RISK

As of December 31, 2022, we had approximately $35,122,253 in excess of federally insured limits on deposit with financial institutions.

NOTE 19.	SUBSEQUENT EVENTS

Subsequent to December 31, 2022, we sold 1,097,824 shares of our Class A common stock through our ATM Program with Wells Fargo Securities, resulting in net proceeds of approximately $27.3 million.

On January 1, 2023, Brendan Keating LLC distributed ownership units amounting to 60% of Logic Commercial Real Estate, decreasing our ownership percentage on a look through basis to approximately 9%.

From January 1, 2023 through March 20, 2023, Sky Harbour's Class A common stock trading price ranged from $2.66 to $8.90 per share. As of March 20, 2023, the closing trading price for shares of Sky Harbour's Class A common stock was $8.36 per share.