Form 10-Q
period 2023-03-31
BOSTON OMAHA Corp
filed 2023-05-12
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,249,443 shares of Class A common stock and 1,055,560 shares of Class B common stock as of May 11, 2023.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2023

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2023 and 2022

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2023	2022

Current Assets:
Cash and cash equivalents	$15,902,452	$25,493,141
Cash held by BOAM funds and other	11,414,125	8,146,792
Accounts receivable, net	6,385,096	5,831,366
Interest receivable	185,499	196,066
Short-term investments	11,735,816	6,288,828
Marketable equity securities	8,454,006	8,768,938
U. S. Treasury securities	57,687,945	33,520,401
Funds held as collateral assets	21,207,071	21,026,579
Prepaid expenses	5,452,660	4,689,132

Total Current Assets	138,424,670	113,961,243

Property and Equipment, net	120,876,888	115,589,940

Other Assets:
Goodwill	179,463,522	179,463,522
Intangible assets, net	66,552,490	68,342,042
Investments	26,136,636	26,136,636
Investments in unconsolidated affiliates	109,153,271	114,133,349
Deferred policy acquisition costs	1,327,897	1,255,320
Right of use assets	64,304,426	64,719,405
Other	116,402	116,402

Total Other Assets	447,054,644	454,166,676

Total Assets	$706,356,202	$683,717,859

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2023	2022

Current Liabilities:
Accounts payable and accrued expenses	$10,677,418	$10,963,784
Short-term payables for business acquisitions	1,062,171	4,219,358
Lease liabilities	5,228,891	5,203,981
Funds held as collateral	21,207,071	21,026,579
Unearned premiums	7,731,279	7,158,726
Current maturities of long-term debt	1,557,625	1,545,090
Deferred revenue	2,871,311	2,531,222
Other current liabilities	81,727	330,000

Total Current Liabilities	50,417,493	52,978,740

Long-term Liabilities:
Asset retirement obligations	3,623,403	3,569,580
Lease liabilities	58,743,145	59,281,733
Long-term debt, less current maturities	26,557,275	26,954,180
Other long-term liabilities	314,214	335,828
Deferred tax liability	12,533,206	13,948,419

Total Liabilities	152,188,736	157,068,480

Redeemable Noncontrolling Interest	15,656,900	15,713,021

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 29,764,994 and 28,650,688 shares issued and outstanding, respectively	29,765	28,651
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	511,574,762	483,917,938
Retained earnings	16,258,491	19,579,645

Total Boston Omaha Stockholders' Equity	527,864,074	503,527,290
Noncontrolling interests	10,646,492	7,409,068
Total Equity	538,510,566	510,936,358

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$706,356,202	$683,717,859

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2023	2022

Revenues:
Billboard rentals, net	$10,302,223	$9,138,149
Broadband services	8,539,906	4,076,946
Premiums earned	3,107,273	2,288,449
Insurance commissions	476,126	697,200
Investment and other income	390,257	92,203

Total Revenues	22,815,785	16,292,947

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,807,664	3,527,372
Cost of broadband revenues (exclusive of depreciation and amortization)	2,574,351	910,775
Cost of insurance revenues (exclusive of depreciation and amortization)	1,563,032	1,180,891
Employee costs	8,197,537	5,424,220
Professional fees	1,169,589	2,190,597
General and administrative	3,962,632	2,579,835
Amortization	1,802,027	1,193,193
Depreciation	2,707,317	1,740,071
Gain on disposition of assets	(45,395)	(54,203)
Accretion	53,823	49,932

Total Costs and Expenses	25,792,577	18,742,683

Net Loss from Operations	(2,976,792)	(2,449,736)

Other Income (Expense):
Interest and dividend income	281,866	45,324
Equity in loss of unconsolidated affiliates	(4,980,078)	(3,675,303)
Other investment income	2,872,219	2,615,323
Gain recognized on deconsolidation of special purpose acquisition company	-	24,977,740
Remeasurement of warrant liability	-	1,837,211
Interest expense	(288,682)	(301,649)

Net (Loss) Income Before Income Taxes	(5,091,467)	23,048,910
Income tax benefit (provision)	1,651,615	(6,680,139)

Net (Loss) Income	(3,439,852)	16,368,771
Noncontrolling interest in subsidiary loss (income)	118,698	(66,178)

Net (Loss) Income Attributable to Common Stockholders	$(3,321,154)	$16,302,593

Basic Net (Loss) Income per Share	$(0.11)	$0.55

Diluted Net (Loss) Income per Share	$(0.11)	$0.55

Basic Weighted Average Class A and Class B Common Shares Outstanding	30,524,067	29,698,361

Diluted Weighted Average Class A and Class B Common Shares Outstanding	30,587,745	29,765,082

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2021	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$-	$12,440,097	$496,325,219

Offering costs	-	-	-	-	(2,551)	-	-	(2,551)

Increase in redeemable noncontrolling interest	-	-	-	-	307,182	-	-	307,182

Net income attributable to common stockholders, March 31, 2022	-	-	-	-	-	-	16,302,593	16,302,593

Ending Balance, March 31, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,160,054	$-	$28,742,690	$512,932,443

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2022	28,650,688	1,055,560	$28,651	$1,056	$483,917,938	$7,409,068	$19,579,645	$510,936,358

Stock issued for cash	1,097,824	-	1,098	-	28,104,363	-	-	28,105,461

Stock issued as compensation	16,482	-	16	-	420,352	-	-	420,368

Offering costs	-	-	-	-	(867,891)	-	-	(867,891)

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	3,300,000	-	3,300,000

Net income attributable to minority interests	-	-	-	-	-	(62,576)	-	(62,576)

Net loss attributable to common stockholders, March 31, 2023	-	-	-	-	-	-	(3,321,154)	(3,321,154)

Ending Balance, March 31, 2023	29,764,994	1,055,560	$29,765	$1,056	$511,574,762	$10,646,492	$16,258,491	$538,510,566

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,439,852)	$16,368,771
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization of right of use assets	1,424,202	1,258,464
Depreciation, amortization, and accretion	4,563,167	2,983,196
Deferred income taxes	(1,665,662)	6,680,139
Gain on disposition of assets	(45,395)	(54,203)
Bad debt expense	54,870	9,886
Gain on deconsolidation - special purpose acquisition company	-	(24,977,740)
Equity in loss of unconsolidated affiliates	4,980,078	3,675,303
Remeasurement of warrant liability	-	(1,837,211)
Other investment income	(2,872,219)	(2,615,323)
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(608,600)	(696,784)
Interest receivable	10,567	(34,329)
Prepaid expenses	(763,528)	(494,414)
Distributions from unconsolidated affiliates	-	154,143
Deferred policy acquisition costs	(72,578)	(6,394)
Other assets	-	(8,000)
Accounts payable and accrued expenses	(35,917)	(15,323,889)
Lease liabilities	(1,493,962)	(1,254,890)
Unearned premiums	572,553	265,313
Deferred revenue	340,089	230,407
Compensation paid in stock	420,368	-

Net Cash Provided by (Used in) Operating Activities	1,368,181	(15,677,555)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(3,157,187)	(451,550)
Payment of contingent consideration	(248,272)	-
Proceeds from sale of investments - special purpose acquisition company	-	130,190,277
Investment in unconsolidated affiliate	-	(45,000,000)
Capital expenditures	(8,011,459)	(5,993,790)
Proceeds from sales of investments	26,243,485	109,742,332
Purchases of investments	(52,671,304)	(30,496,420)

Net Cash (Used in) Provided by Investing Activities	(37,844,737)	157,990,849

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Three Months Ended
	March 31,
	2023	2022

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$28,105,461	$-
Contributions from noncontrolling interest	3,300,000	-
Redemption of non-controlling interest - special purpose acquisition company	-	(123,068,515)
Payment of deferred underwriting fee - special purpose acquisition company	-	(4,759,615)
Collateral receipt	180,492	6,532,719
Principal payments of long-term debt	(384,370)	(386,086)
Offering costs	(867,891)	(2,551)

Net Cash Provided by (Used in) Financing Activities	30,333,692	(121,684,048)

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(6,142,864)	20,629,246
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	54,666,512	81,694,400

Cash, Cash Equivalents, and Restricted Cash, End of Period	$48,523,648	$102,323,646

Interest Paid in Cash	$283,815	$282,099
Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Three Months Ended
	March 31,
	2023	2022

Decrease in redeemable noncontrolling interest of broadband subsidiary	$-	$(307,182)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

For the Three Months Ended March 31, 2023 and 2022

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

Our consolidated subsidiaries at  March 31, 2023 include:

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

Fund One Boston Omaha Build for Rent LP, which we refer to as "BFR"

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

For the Three Months Ended March 31, 2023 and 2022

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

Another component of billboard rentals consists of production services which include creating and printing advertising copy. Contract revenues for production services are accounted for under ASC 606, Revenue from Contracts with Customers. Revenues are recognized at a point in time upon satisfaction of the contract, which is typically less than one week. Production services revenue recognized for the three months ended March 31, 2023 and 2022 was $568,091 and $532,931, respectively.

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $338,262 and $187,143 for the three months ended March 31, 2023 and 2022, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

Credit Losses

We estimate credit losses on financial instruments based on amounts expected to be collected. The allowance for doubtful accounts is estimated based on historical collections, accounts receivable aging, economic indicators, and expected future trends.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

Loss and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. Estimates for losses and loss adjustment expenses are based on past experience of investigating and adjusting claims and consideration of the level of premiums written during the current and prior year. Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve. The effects of changes in estimated reserves are included within cost of insurance revenues in our results of operations in the period in which the estimates are updated. The reserves are included within accounts payable and accrued expenses in our consolidated balance sheets. See further discussion within Note 15.

Investments in Unconsolidated Entities

We account for investments in less than 50% owned and more than 20% owned entities using the equity method of accounting. In accordance with ASC 323-30, we account for investments in limited partnerships and limited liability companies using the equity method of accounting when our investment is more than minimal (greater than 3% to 5%). Our share of income (loss) of such entities is recorded as a single amount as equity in income (loss) of unconsolidated affiliates. Dividends, if any, are recorded as a reduction of the investment.

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

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. For the year ended December 31, 2022, we recorded a valuation allowance against certain state deferred tax assets that we have determined are not more-likely-than-not realizable.

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

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$15,902,452	$25,493,141
Funds held as collateral	21,207,071	21,026,579
Cash held by BOAM funds and other	11,414,125	8,146,792

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$48,523,648	$54,666,512

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2023	2022

Trade accounts	$4,697,380	$4,798,827
Premiums	1,758,343	1,143,918
Allowance for doubtful accounts	(70,627)	(111,379)

Total Accounts Receivable, net	$6,385,096	$5,831,366

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022

Structures and displays	$64,133,486	$63,585,845
Fiber, towers, and broadband equipment	56,780,230	50,216,957
Land	14,380,549	14,318,292
Vehicles and equipment	7,567,297	6,778,473
Office furniture and equipment	4,900,829	4,884,941
Accumulated depreciation	(26,885,503)	(24,194,568)

Total Property and Equipment, net	$120,876,888	$115,589,940

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2,707,317 and $1,740,071, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2023 Acquisitions

We did not complete any acquisitions during the first quarter of 2023.

2022 Acquisitions

During the year ended  December 31, 2022, we completed the acquisition of a broadband service provider and its related assets as well as an outdoor advertising business and its related assets. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

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

Under the terms of the Agreement, FIF St George, LLC assumed only certain liabilities of InfoWest and Go Fiber. The total purchase price of $48,573,149 was paid 80% in cash, and the remaining 20% of the purchase price was paid by issuing to InfoWest and Go Fiber 20% of the outstanding equity of FIF St George, LLC. A portion of the cash purchase price is held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of InfoWest and Go Fiber under the Agreement. At any time, InfoWest and Go Fiber have the option, but not the obligation, to sell FIF St George, LLC its entire ownership interest in FIF St George, LLC. FIF St George, LLC would be obligated to purchase the units and pay for the purchase over a three-year period if InfoWest and Go Fiber elect to exercise this option. Subject to the occurrence of certain future events, FIF St George, LLC has the option, but not the obligation, to purchase InfoWest and Go Fiber’s ownership interest in FIF St George, LLC, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.  The 20% interest owned by InfoWest and Go Fiber is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheets.

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

The intangible assets include customer relationships and permits which have useful lives of fifteen and ten years, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2022. For all of the business acquisitions depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	For the Three Months Ended
	March 31,
	2023	2022

Revenue	$22,815,785	$21,045,883

Net (Loss) Income Attributable to Common Stockholders	$(3,321,154)	$17,483,060

Basic Net (Loss) Income per Share	$(0.11)	$0.59

Diluted Net (Loss) Income per Share	$(0.11)	$0.59

Basic Weighted Average Class A and Class B Common Shares Outstanding	30,524,067	29,698,361

Diluted Weighted Average Class A and Class B Common Shares Outstanding	30,587,745	29,765,082

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$69,052,231	$(29,429,770)	$39,622,461	$69,052,231	$(28,141,423)	$40,910,808
Permits, licenses, and lease acquisition costs	11,725,808	(4,745,823)	6,979,985	11,724,308	(4,479,482)	7,244,826
Site location	849,347	(320,671)	528,676	849,347	(306,708)	542,639
Noncompetition agreements	626,000	(595,340)	30,660	626,000	(578,500)	47,500
Technology	1,128,000	(434,661)	693,339	1,128,000	(410,250)	717,750
Trade names and trademarks	11,152,200	(1,235,512)	9,916,688	11,152,200	(1,089,892)	10,062,308
Nonsolicitation agreement	28,000	(28,000)	-	28,000	(28,000)	-
Capitalized contract costs	1,927,000	(197,544)	1,729,456	1,869,350	(151,034)	1,718,316
Indefinite lived intangibles	7,051,225	-	7,051,225	7,097,895	-	7,097,895

Total	$103,539,811	$(36,987,321)	$66,552,490	$103,527,331	$(35,185,289)	$68,342,042

Future Amortization

The future amortization associated with the intangible assets is as follows:

	March 31,
	2024	2025	2026	2027	2028	Thereafter	Total

Customer relationships	$5,222,726	$5,222,724	$5,222,724	$5,219,475	$5,185,761	$13,549,051	$39,622,461
Permits, licenses, and lease acquisition costs	1,080,161	1,080,161	1,060,015	1,033,406	1,001,436	1,724,806	6,979,985
Site location	56,623	56,623	56,623	56,623	56,623	245,561	528,676
Noncompetition agreements	29,820	840	-	-	-	-	30,660
Technology	99,000	99,000	99,000	99,000	99,000	198,339	693,339
Trade names and trademarks	590,565	590,567	590,567	574,564	525,667	7,044,758	9,916,688
Capitalized contract costs	192,700	192,700	192,700	192,700	192,700	765,956	1,729,456

Total	$7,271,595	$7,242,615	$7,221,629	$7,175,768	$7,061,187	$23,528,471	$59,501,265

Amortization expense for the three months ended March 31, 2023 and 2022 was $1,802,027 and $1,193,193, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 7.     INTANGIBLE ASSETS (Continued)

As of March 31, 2023, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	91
Permits, licenses, and lease acquisition costs	78
Site location	112
Noncompetition agreements	5
Technology	84
Trade names and trademarks	201
Capitalized contract costs	107

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

	March 31,	December 31,
	2023	2022

U.S. Treasury notes held to maturity	$7,953,124	$4,757,224
Common stock warrants of Sky Harbour Group Corporation	3,782,692	1,531,604

Total	$11,735,816	$6,288,828

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  March 31, 2023 and December 31, 2022 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, March 31, 2023	$8,967,897	$(513,891)	$8,454,006

Marketable equity securities, December 31, 2022	$9,665,100	$(896,162)	$8,768,938

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of  March 31, 2023 and December 31, 2022 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, March 31, 2023	$57,750,386	$(62,441)	$57,687,945

U.S. Treasury trading securities, December 31, 2022	$33,888,165	$(367,764)	$33,520,401

Long-term Investments

Long-term investments consist of U.S. Treasury securities held to maturity and certain equity investments. We have the intent and the ability to hold the U.S. Treasury securities to maturity, occurring in fiscal 2024. Our U.S. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

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

	March 31,	December 31,
	2023	2022

U.S. Treasury securities held to maturity	$6,729,457	$6,729,457
Preferred stock	348,694	348,694
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$26,136,636	$26,136,636

We reviewed our investments as of March 31, 2023 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate, real estate services, private aviation infrastructure, and asset management. Our interest in these affiliates ranges from approximately 16% to 23%. Two of the investments in affiliates, Logic Real Estate Companies, LLC, which we refer to as “Logic,” and 24th Street Holding Company, LLC, having a combined carrying amount of $618,587 as of  March 31, 2023, are managed by an entity controlled by a member of our board of directors.

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

On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC (“SHG”), a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously-announced investment of $55 million in Series B Preferred Units of SHG. In addition to our $55 million investment, we also agreed to provide SHG an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share through a private placement investment (“PIPE”).

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

During the first quarter of fiscal 2022, we recognized a non-cash gain of $24,977,740 related to our deconsolidation of Yellowstone, which is included within other income on our Consolidated Statement of Operations. Of the total gain recognized on deconsolidation, approximately $10,000,000 relates to the remeasurement of our retained investment in Sky Harbour via the Sponsor shares, Series B Preferred Units, and PIPE investment, each of which converted into shares of Sky Harbour's Class A common stock on the transaction date, and approximately $15,000,000 relates to the deconsolidation of Yellowstone's assets and liabilities as of the transaction date.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading price of Sky Harbour's Class A common stock. Subsequent to the business combination, we account for our 22.95% equity investment in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method.

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as one of our Co-Chief Executive Officers serves on Sky's Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. If our investment in Sky Harbour's Class A common stock was accounted for at fair value based on its quoted market price as of March 31, 2023, it would be valued at approximately $94,300,000.

We have evaluated our investment in Sky Harbour as of March 31, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour's stock price since the beginning of 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $7.73 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	March 31,	December 31,
	2023	2022

Beginning of year	$114,133,349	$61,660,905
Additional investments in unconsolidated affiliates	-	45,094,500
Distributions received	-	(642,511)
Reclassification of marketable securities to investment in affiliate	-	23,483
Transfer of interest	-	(625,498)
Gain on retained interest of deconsolidated affiliate	-	10,010,090
Equity in loss of unconsolidated affiliates	(4,980,078)	(1,387,620)

End of period	$109,153,271	$114,133,349

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended
	March 31,
	2023	2022

Revenue	$3,648,762	$6,612,827
Gross profit	3,017,056	3,261,322
Loss from continuing operations	(4,865,810)	(5,134,293)
Net loss	(5,985,768)	(18,695,284)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

At March 31, 2023 and December 31, 2022, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  March 31, 2023, the estimated fair value of our long-term debt was $25,982,426 which is less than the carrying amount of $28,114,900.

Warrants

We previously determined that the Public Warrants issued in connection with Yellowstone's initial public offering in October 2020 were subject to treatment as a liability. Prior to the deconsolidation of Yellowstone which occurred on January 25, 2022, we marked the Public Warrants to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from January 1, 2022 to January 25, 2022 resulted in a gain of $1,837,211, which is included within "Remeasurement of warrant liability" within our Consolidated Statements of Operations.

Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, we no longer eliminate our investment in the Private Placement Warrants.  Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants from January 1, 2023 to March 31, 2023, and  January 25, 2022 to March 31, 2022, resulted in a gain of $2,251,088 and $7,410,988, respectively, which are included within Other investment income within our Consolidated Statements of Operations.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 22.95% equity interest in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour's Class A common stock was accounted for at fair value based on its quoted market price as of  March 31, 2023, it would be valued at approximately $94,300,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet March 31, 2023	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$66,141,951	$66,141,951	$188,525	$2,683,694

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2022	$3,569,580
Additions	-
Liabilities settled	-
Accretion expense	53,823

Balance, March 31, 2023	$3,623,403

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 11.     CAPITAL STOCK

On April 25, 2022, we filed a new shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000. Additionally, in the 2022 Shelf Registration Statement, we have registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

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

Upon delivery of a placement notice (a “Placement Notice”) and upon the terms and subject to the conditions of the Sales Agreement, WFS will use reasonable efforts consistent with its normal trading and sales practices, applicable laws and the rules of the New York Stock Exchange (“NYSE”) to sell the shares of Class A common stock from time to time based upon our instructions for the sales, including price, time, or size limits specified, and otherwise in accordance with, the terms of such Placement Notice. Pursuant to the Sales Agreement, WFS may sell shares of Class A commons stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made through the NYSE or on any other existing trading market for the Class A common stock. Notwithstanding the foregoing, WFS may not purchase shares of Class A common stock for its own account as principal unless expressly authorized to do so by the Company.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 11.     CAPITAL STOCK (Continued)

We intend to use the net proceeds from the ATM Program, after deducting WFS' commissions and our offering expenses, for general corporate purposes, which may include financing our existing businesses and operations, and expanding our businesses and operations through additional acquisitions and minority investments, and additional hires. Such expansion may include future billboard acquisitions, broadband acquisitions, acquisitions of surety insurance companies and other growth of the Company's insurance activities, additional investments in real estate management, homebuilding and other real estate service businesses, additional investments in subprime automobile lending, and acquisitions of other businesses. We have not determined the amount of net proceeds to be used for any specific purpose, and management will retain broad discretion over the allocation of net proceeds. While the Company has no current agreements, commitments or understandings for any specific acquisitions at this time, it  may use a portion of the net proceeds for these purposes.

From December 31, 2022 through March 31, 2023, we sold 1,097,824 shares of our Class A common stock under the ATM Program for gross proceeds of $28,105,461. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS.

At March 31, 2023, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the three months ended  March 31, 2023 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2022	105,556	$9.95	2.50	$1,746,952

Issued	-
Exercised	-
Expired	-

Outstanding as of March 31, 2023	105,556	$9.95	2.25	$1,448,228

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

As of March 31, 2023, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 15-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2023.

Long-term debt included within our consolidated balance sheet as of March 31, 2023 consists of Term Loan borrowings of $28,114,900, of which $1,557,625 is classified as current. There were no amounts outstanding related to the revolving line of credit as of March 31, 2023.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of March 31, 2023.

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

For the Three Months Ended March 31, 2023 and 2022

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended
	March 31,
	2023	2022	Statement of Operations Classification

Lease cost	$2,176,629	$1,937,096	Cost of billboard and broadband revenues and general and administrative
Variable and short-term lease cost	577,375	331,028	Cost of billboard and broadband revenues and general and administrative

Total Lease Cost	$2,754,004	$2,268,124

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended
	March 31,
	2023	2022

Cash payments for operating leases	$2,246,389	$1,933,522
New operating lease assets obtained in exchange for operating lease liabilities	$791,724	$622,600

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	March 31, 2023	December 31, 2022	Balance Sheet Classification

Lease assets	$64,304,426	$64,719,405	Other Assets: Right of use assets

Current lease liabilities	$5,228,891	$5,203,981	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	58,743,145	59,281,733	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$63,972,036	$64,485,714

Maturity of Operating Lease Liabilities

March 31, 2023

2024	$8,110,303
2025	7,512,665
2026	7,235,167
2027	6,754,259
2028	6,447,483
Thereafter	59,690,379

Total lease payments	95,750,256
Less imputed interest	(31,778,220)

Present Value of Lease Liabilities	$63,972,036

As of March 31, 2023, our operating leases have a weighted-average remaining lease term of 16.9 years and a weighted-average discount rate of 4.80%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

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

Boston Omaha Broadband, LLC

BOB conducts our broadband operations. BOB provides high-speed broadband services to its customers located in Arizona, Florida, Nevada, and Utah.

					Total
Three Months Ended March 31, 2023	GIG	LMH	BOB	Unallocated	Consolidated

Revenue	$3,973,656	$10,302,223	$8,539,906	$-	$22,815,785
Segment gross profit	2,410,624	6,494,559	5,965,555	-	14,870,738
Segment income (loss) from operations	229,721	1,332,110	(1,699,366)	(2,839,257)	(2,976,792)
Capital expenditures	6,125	559,995	7,383,081	62,258	8,011,459
Depreciation and amortization	75,597	2,213,430	2,193,130	27,187	4,509,344

					Total
Three Months Ended March 31, 2022	GIG	LMH	BOB	Unallocated	Consolidated

Revenue	$3,077,852	$9,138,149	$4,076,946	$-	$16,292,947
Segment gross profit	1,896,961	5,610,777	3,166,171	-	10,673,909
Segment income (loss) from operations	(194,182)	1,009,980	(423,701)	(2,841,833)	(2,449,736)
Capital expenditures	105,147	799,241	5,080,919	160,983	6,146,290
Depreciation and amortization	54,865	1,993,795	857,567	27,037	2,933,264

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 14.     INDUSTRY SEGMENTS (Continued)

					Total
As of March 31, 2023	GIG	LMH	BOB	Unallocated	Consolidated

Accounts receivable, net	$2,665,536	$3,415,239	$304,321	$-	$6,385,096
Goodwill	11,325,138	130,428,222	37,710,162	-	179,463,522
Total assets	69,701,282	273,927,950	143,355,300	219,371,670	706,356,202

					Total
As of December 31, 2022	GIG	LMH	BOB	Unallocated	Consolidated

Accounts receivable, net	$1,707,716	$3,696,906	$426,256	$488	$5,831,366
Goodwill	11,325,138	130,428,222	37,710,162	-	179,463,522
Total assets	68,712,781	277,153,407	138,800,411	199,051,260	683,717,859

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the three months ended March 31, 2023 and 2022:

	2023	2022
Losses and LAE at January 1	$1,690,579	$1,381,526

Provision for losses and LAE claims arising in:
Current year	576,510	201,795
Prior year	355,001	535,001
Total incurred	931,511	736,796
Losses and LAE payments for claims arising in:
Current year	27,496	33,550
Prior years	196,420	193,766
Total payments	223,916	227,316

Less reinsurance recoverable	415,000	315,000

Losses and LAE at March 31,	$1,983,174	$1,576,006

For the three months ended March 31, 2023, $196,420 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $20,420 unfavorable prior year development during the three months ended  March 31, 2023. Reserves remaining as of  March 31, 2023 for prior years are $355,001 as a result of re-estimation of unpaid losses and loss adjustment expenses.

For the three months ended March 31, 2022, $193,766 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $24,526 unfavorable prior year development during the three months ended March 31, 2022. Reserves remaining as of March 31, 2022 for prior years were $535,001 as a result of re-estimation of unpaid losses and loss adjustment expenses.

In both periods, unfavorable prior year loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables were $415,000 and $315,000 at  March 31, 2023 and March 31, 2022, respectively.

NOTE 16.     CUSTODIAL RISK

As of March 31, 2023, we had approximately $22,863,132 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

NOTE 17.     SUBSEQUENT EVENTS

Subsequent to March 31, 2023, we sold 433,396 shares of our Class A common stock through our ATM Program with Wells Fargo Securities, resulting in net proceeds of approximately $9.1 million.

On  April 6, 2023, Link entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with First National Bank of Omaha. The Sixth Amendment modifies the Credit Agreement to provide additional flexibility for Link in making "Investment Capital Expenditures" (all Capital Expenditures other than Maintenance Capital Expenditures) by no longer deducting expenditures which qualify as Investment Capital Expenditures from EBITDA in calculating the Consolidated Fixed Charge Coverage Ratio.  As a result, only "Maintenance Capital Expenditures" (for or relating to the replacement, refurbishing, improvement, or repair of existing assets) shall be deducted from EBITDA in testing the Consolidated Fixed Charge Coverage Ratio.  The amount of unfunded Investment Capital Expenditures (Investment Capital Expenditures other than expenditures funded by BOC) allowable during any test period shall not exceed the Investment Capital Expenditure Available Amount during such test period.

On May 1, 2023, our subsidiary, Boston Omaha Asset Management, LLC, acquired 100% of the membership interests in 24th Street Asset Management LLC ("24th Street"), a Delaware limited liability company, from the members of 24th Street other than BOAM, (the "Sellers") for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consists of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2022 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") ON MARCH 24, 2023. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2023 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of March 31, 2023, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services: In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that serves over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provides high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest and Go Fiber, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. As of March 31, 2023, we owned 30% of Logic Real Estate Companies, LLC and approximately 49.9% of 24th Street Holding Company, LLC, both directly and also indirectly through our ownership in Logic Real Estate Companies, LLC. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street Asset Management, LLC, a subsidiary of 24th Street Holding Company, LLC, and focus on opportunities within secured lending and direct investments in commercial real estate. On May 1, 2023, our subsidiary Boston Omaha Asset Management, LLC acquired the remaining ownership interest in 24th Street Holding Company LLC and 24th Street Asset Management, LLC.

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, the parent company of Dream Finders Homes, LLC, a national home builder with operations in Colorado, Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and northern Virginia. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A Common Stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2022 we sold all 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

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

●

In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”.

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

●

We recently established a subsidiary within BOAM to operate a proposed build for rent business in which we would develop and own single family detached and/or townhomes for long term rental. We have bought parcels of land in Nevada which we hope to develop or repurpose for other uses. We have provided approximately $15 million of capital to finance the initial stages of these projects and are currently in the process of seeking to raise third party capital to be invested alongside our capital. Once completed and stabilized, we expect that these properties will be financed with long-term fixed-rate debt capital supported by our and other potential third-party equity investments. In addition to developing and managing these properties, we will seek to provide broadband services to these homes, providing us a second or third source of potential revenue from these developments. We are also exploring raising capital through BOAM to help expand our broadband operations both for these build for rent developments and other potential broadband acquisition and expansion opportunities. We may invest cash or contribute certain business assets to any such partnership in exchange for a partnership interest.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following is a comparison of our results of operations for the three months ended March 31, 2023, which we refer to as the “first quarter of fiscal 2023,” compared to the three months ended March 31, 2022, which we refer to as the “first quarter of fiscal 2022.”

Revenues. For the first quarter of fiscal 2023 and the first quarter of fiscal 2022, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$10,302,223	45.2%	$9,138,149	56.1%	$1,164,074
Broadband services	8,539,906	37.4%	4,076,946	25.0%	4,462,960
Premiums earned	3,107,273	13.6%	2,288,449	14.0%	818,824
Insurance commissions	476,126	2.1%	697,200	4.3%	(221,074)
Investment and other income	390,257	1.7%	92,203	0.6%	298,054
Total Revenues	$22,815,785	100.0%	$16,292,947	100.0%	$6,522,838

We realized total revenues of $22,815,785 during the first quarter of fiscal 2023, an increase of 40.0% over revenues of $16,292,947 during the first quarter of fiscal 2022. Revenues increased within each of our businesses in the first quarter of fiscal 2023 when compared to the first quarter of fiscal 2022. The key factors impacting revenue across each of our businesses during the first quarter of fiscal 2023 were as follows:

●

Net billboard rentals in the first quarter of fiscal 2023 increased 12.7% from the first quarter of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022.

●

Revenue from broadband services in the first quarter of fiscal 2023 increased 109.5% from the first quarter of fiscal 2022, mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022.

●

Premiums earned from our UCS insurance subsidiary increased 35.8% in the first quarter of fiscal 2023 when compared to the first quarter of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first three months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased by 31.7% in the first quarter of fiscal 2023 when compared to the first quarter of fiscal 2022, mainly due to reduced production through outside insurance carriers.

●

Investment and other income at UCS increased from $92,203 in the first quarter of fiscal 2022 to $390,257 in the first quarter of fiscal 2023, mainly due to the increase in interest rates over the past 12 months.

Expenses. For the first quarter of fiscal 2023 and the first quarter of fiscal 2022, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,807,664	16.7%	$3,527,372	21.7%	$280,292
Cost of broadband revenues	2,574,351	11.3%	910,775	5.6%	1,663,576
Cost of insurance revenues	1,563,032	6.8%	1,180,891	7.2%	382,141
Employee costs	8,197,537	35.9%	5,424,220	33.3%	2,773,317
Professional fees	1,169,589	5.1%	2,190,597	13.4%	(1,021,008)
Depreciation	2,707,317	11.9%	1,740,071	10.7%	967,246
Amortization	1,802,027	7.9%	1,193,193	7.3%	608,834
General and administrative	3,962,632	17.4%	2,579,835	15.8%	1,382,797
Gain on disposition of assets	(45,395)	(0.2%)	(54,203)	(0.3%)	8,808
Accretion	53,823	0.2%	49,932	0.3%	3,891
Total Costs and Expenses	$25,792,577	113.0%	$18,742,683	115.0%	$7,049,894

During the first quarter of fiscal 2023, we had total costs and expenses of $25,792,577, as compared to total costs and expenses of $18,742,683 in the first quarter of fiscal 2022. Total costs and expenses as a percentage of total revenues decreased from 115.0% in the first quarter of fiscal 2022 to 113.0% in the first quarter of fiscal 2023. The key factors impacting costs and expenses across each of our businesses during the first quarter of fiscal 2023 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 38.6% in the first quarter of fiscal 2022 to 37.0% in the first quarter of fiscal 2023. The decrease was mainly due to lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 22.3% in the first quarter of fiscal 2022 to 30.1% in the first quarter of fiscal 2023. The increase is mainly driven by the InfoWest and Go Fiber acquisitions completed in April 2022.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 38.4% in the first quarter of fiscal 2022 to 39.3% in the first quarter of fiscal 2023. The increase was mainly due to higher premium taxes, fees, and assessments at UCS.

●

Employee costs increased from $5,424,220 in the first quarter of fiscal 2022 to $8,197,537 in the first quarter of fiscal 2023, an increase of 51.1%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions, hiring within our FFH business and hiring within our asset management business.

●

Professional fees in the first quarter of fiscal 2023 were $1,169,589, or 5.1% of total revenues, as compared to $2,190,597, or 13.4% of total revenues, in the first quarter of fiscal 2022. The decrease was mainly related to the professional fees associated with Yellowstone completing its business combination with SHG during the first quarter of fiscal 2022.

●

General and administrative expenses increased from $2,579,835 in the first quarter of fiscal 2022 to $3,962,632 in the first quarter of fiscal 2023, an increase of 53.6%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions and our FFH business.

●

Non-cash expenses in the first quarter of fiscal 2023 included $2,707,317 in depreciation expense, $1,802,027 in amortization expense, and $53,823 in accretion expense related to asset retirement obligations for certain billboard assets. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2023 was $2,976,792, or 13.0% of total revenues, as compared to a net loss from operations of $2,449,736, or 15.0% of total revenues, in the first quarter of fiscal 2022. The increase in net loss from operations in dollars was primarily due to costs associated with our FFH business, costs associated with our asset management business, as well as an increase in depreciation and amortization expense related to our InfoWest and Go Fiber acquisitions, which were partially offset by improved operations within our billboard business and insurance business and lower professional fees at Boston Omaha. Our net loss from operations included $4,563,167 from non-cash depreciation, amortization and accretion expenses in the first quarter of fiscal 2023, as compared to $2,983,196 in the first quarter of fiscal 2022.

Other Expense. During the first quarter of fiscal 2023, we had net other expense of $2,114,675. Net other expense included our loss from affiliate operations of $4,980,078 mainly related to our investment in Sky Harbour which we account for under the equity method and interest expense of $288,682 mainly incurred under Link's term loan. These items were partially offset by $2,872,219 in other investment income related to public securities held by Boston Omaha and UCS and interest and dividend income of $281,866. During the first quarter of fiscal 2022, we had net other income of $25,498,646, which included a gain of $24,977,740 related to the deconsolidation of Yellowstone, $2,615,323 in other investment income related to public securities mainly held by Boston Omaha, $1,837,211 related to the remeasurement of Yellowstone's public warrants from January 1, 2022 to January 25, 2022, and interest and dividend income of $45,324. These items were partially offset by a loss of $3,675,303 mainly related to our equity method position in Sky Harbour and interest expense of $301,649 mainly incurred under Link's term loan.

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

Additionally, we have evaluated our investment in Sky Harbour as of March 31, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour's stock price during the first quarter of fiscal 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $7.73 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net (Loss) Income Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $3,321,154 in the first quarter of fiscal 2023, or a loss per share of $0.11, based on 30,587,745 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $16,302,593 in the first quarter of fiscal 2022, or income per share of $0.55, based on 29,765,082 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following three segments in which we operate, billboards, insurance and broadband, for the first quarter of fiscal 2023 and the first quarter of fiscal 2022:

Results of Billboard Operations

	For the Three Months Ended March 31,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$10,302,223	100.0%	$9,138,149	100.0%
Cost of Revenues
Ground rents	2,004,154	19.5%	1,963,020	21.5%
Utilities	440,394	4.3%	404,136	4.4%
Commissions paid	857,405	8.3%	730,115	8.0%
Other costs of revenues	505,711	4.9%	430,101	4.7%
Total cost of revenues	3,807,664	37.0%	3,527,372	38.6%
Gross margin	6,494,559	63.0%	5,610,777	61.4%
Other Operating Expenses
Employee costs	1,839,490	17.9%	1,743,223	19.1%
Professional fees	170,139	1.7%	116,508	1.3%
Depreciation	1,240,858	12.0%	1,101,356	12.0%
Amortization	972,572	9.4%	892,439	9.8%
General and administrative	924,572	9.0%	805,135	8.8%
Accretion	53,823	0.5%	46,535	0.5%
Gain on disposition of assets	(39,005)	(0.4%)	(104,399)	(1.1%)
Total expenses	5,162,449	50.1%	4,600,797	50.4%
Segment Income from Operations	1,332,110	12.9%	1,009,980	11.0%
Interest expense, net	(274,087)	(2.6%)	(286,858)	(3.1%)
Other investment income	9,754	0.1%	-	-
Net Income Attributable to Common Stockholders	$1,067,777	10.4%	$723,122	7.9%

Comparison of the First Quarter of Fiscal 2023 to the First Quarter of Fiscal 2022. In the first quarter of fiscal 2023, there was a 12.7% increase in net billboard revenues from the first quarter of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022. The key factors affecting our billboard operations results during the first quarter of fiscal 2023 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 21.5% in the first quarter of fiscal 2022 to 19.5% in the first quarter of fiscal 2023.

●	Commissions paid as a percentage of total segment operating revenues increased slightly from 8.0% in the first quarter of fiscal 2022 to 8.3% in the first quarter of fiscal 2023.

●

Employee costs as a percentage of total segment operating revenues decreased from 19.1% in the first quarter of fiscal 2022 to 17.9% in the first quarter of fiscal 2023. The decrease is due to organic revenue growth as well as the impact from the Elevation acquisition.

●	General and administrative expenses increased slightly as a percentage of total segment operating revenues from 8.8% in the first quarter of fiscal 2022 to 9.0% in the first quarter of fiscal 2023.

●	Depreciation and amortization expense increased by $139,502 and $80,133, respectively, from the first quarter of fiscal 2022. The increases are primarily due to the Elevation acquisition.

●	Net interest expense of $274,087 in the first quarter of fiscal 2023 compared to net interest expense of $286,858 in the first quarter of fiscal 2022.

Results of Broadband Operations

	For the Three Months Ended March 31,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$8,539,906	100.0%	$4,076,946	100.0%
Cost of Revenues
Network operations and data costs	1,236,136	14.5%	505,068	12.4%
Programming costs	24,636	0.3%	16,091	0.4%
Cell site rent and utilities	381,564	4.4%	176,049	4.3%
Other costs of revenues	932,015	10.9%	213,567	5.2%
Total cost of revenues	2,574,351	30.1%	910,775	22.3%
Gross margin	5,965,555	69.9%	3,166,171	77.7%
Other Operating Expenses
Employee costs	3,520,582	41.3%	1,817,299	44.6%
Professional fees	128,654	1.5%	206,359	5.1%
Depreciation	1,403,736	16.4%	603,875	14.8%
Amortization	789,394	9.3%	253,692	6.2%
General and administrative	1,828,945	21.4%	655,054	16.1%
Accretion	-	-	3,397	0.1%
(Gain) loss on disposition of assets	(6,390)	(0.1%)	50,196	1.2%
Total expenses	7,664,921	89.8%	3,589,872	88.1%
Segment Loss from Operations	(1,699,366)	(19.9%)	(423,701)	(10.4%)
Interest expense, net	(3,994)	(0.0%)	(4,171)	(0.1%)
Noncontrolling interest in subsidiary loss (income)	56,121	0.6%	(66,178)	(1.6%)
Net Loss Attributable to Common Stockholders	$(1,647,239)	(19.3%)	$(494,050)	(12.1%)

Comparison of the First Quarter of Fiscal 2023 to the First Quarter of Fiscal 2022. In the first quarter of fiscal 2023, total operating revenues increased by 109.5% when compared to the first quarter of fiscal 2022 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions during the second quarter of fiscal 2022. The key factors affecting our broadband operations results during the first quarter of fiscal 2023 were as follows:

●	Total cost of revenues increased as a percentage of total segment operating revenues from 22.3% in the first quarter of fiscal 2022 to 30.1% in the first quarter of fiscal 2023. The increase is mainly driven by the InfoWest and Go Fiber acquisitions.

●

Employee costs in the first quarter of fiscal 2023 increased by 93.7% from the first quarter of fiscal 2022. The increase is mainly due to the professional fees associated with the completion of the InfoWest and Go Fiber acquisitions and hiring within our FFH business.

●	Professional fees as a percentage of total segment operating revenues decreased from 5.1% in the first quarter of fiscal 2022 to 1.5% in the first quarter of fiscal 2023. The decrease is mainly due to the InfoWest and Go Fiber acquisitions, which were finalized on April 1, 2022.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 16.1% in the first quarter of fiscal 2022 to 21.4% in the first quarter of fiscal 2023. The increase as a percent of revenues is mainly due to the InfoWest and Go Fiber acquisitions and our FFH business.

●	Depreciation and amortization expense increased by $799,861 and $535,702, respectively, from the first quarter of fiscal 2022. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions.

Results of Insurance Operations

	For the Three Months Ended March 31,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$3,107,273	78.2%	$2,288,449	74.3%
Insurance commissions	476,126	12.0%	697,200	22.7%
Investment and other income	390,257	9.8%	92,203	3.0%
Total operating revenues	3,973,656	100.0%	3,077,852	100.0%
Cost of Revenues
Commissions paid	856,431	21.5%	680,398	22.1%
Premium taxes, fees, and assessments	133,230	3.4%	48,063	1.6%
Losses and loss adjustment expense	573,371	14.4%	452,430	14.7%
Total cost of revenues	1,563,032	39.3%	1,180,891	38.4%
Gross margin	2,410,624	60.7%	1,896,961	61.6%
Other Operating Expenses
Employee costs	1,644,672	41.4%	1,393,501	45.3%
Professional fees	46,450	1.2%	72,671	2.4%
Depreciation	35,536	0.9%	7,803	0.3%
Amortization	40,061	1.0%	47,062	1.5%
General and administrative	414,184	10.4%	570,106	18.4%
Total expenses	2,180,903	54.9%	2,091,143	67.9%
Segment Income (Loss) from Operations	229,721	5.8%	(194,182)	(6.3%)
Interest expense, net	(369)	(0.0%)	-	-
Other investment income (loss)	299,174	7.5%	(1,099,544)	(35.7%)
Net Income (Loss) Attributable to Common Stockholders	$528,526	13.3%	$(1,293,726)	(42.0%)

Comparison of the First Quarter of Fiscal 2023 to the First Quarter of Fiscal 2022. In the first quarter of fiscal 2023, total operating revenues increased by 29.1% when compared to the first quarter of fiscal 2022, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first quarter of fiscal 2023 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 35.8% in the first quarter of fiscal 2023 when compared to the first quarter of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first three months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 31.7% in the first quarter of fiscal 2023 when compared to the first quarter of fiscal 2022, mainly due to reduced production through outside insurance carriers.

●

Investment and other income at UCS increased from $92,203 in the first quarter of fiscal 2022 to $390,257 in the first quarter of fiscal 2023, mainly due to the increase in interest rates over the past 12 months.

●	Commissions paid as a percentage of total segment operating revenues decreased from 22.1% in the first quarter of fiscal 2022 to 21.5% in the first quarter of fiscal 2023.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased slightly from 14.7% in the first quarter of fiscal 2022 to 14.4% in the first quarter of fiscal 2023. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs in the first quarter of fiscal 2023 increased by 18.0% from the first quarter of fiscal 2022. The increase is mainly due to incentive plan payments as well as the hiring of production-based roles within our surety brokerage operations.

●

General and administrative expenses in the first quarter of fiscal 2023 decreased by 27.3% from the first quarter of fiscal 2022. The decrease is driven by a $248,272 reduction of the contingent consideration related to the ACS acquisition.

●

During the first quarter of fiscal 2023, our segment income from insurance operations of $229,721 was increased by other investment income of $299,174 mainly from unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2022 compared to the First Nine Months of Fiscal 2021

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2022 and the first nine months of fiscal 2021:

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$1,368,181	$(15,677,555)
Net cash (used in) provided by investing activities	(37,844,737)	157,990,849
Net cash provided by (used in) financing activities	30,333,692	(121,684,048)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,142,864)	$20,629,246

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was $1,368,181 for the first three months of fiscal 2023 compared to net cash used in operating activities of $15,677,555 for the first three months of fiscal 2022. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and insurance businesses, positive operating cash flow impact from the InfoWest and Go Fiber acquisitions, and the 2021 bonus payments under our Management Incentive Bonus Plan, which totaled $15,000,000 and were paid in January 2022. These items were partially offset by operating costs within our FFH business and our asset management business.

Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $37,844,737 for the first three months of fiscal 2023 as compared with net cash provided by investing activities of $157,990,849 for the first three months of fiscal 2022. The decrease in net cash provided by investing activities is primarily attributable to $26,427,819 in net purchases of mainly U.S. Treasury securities, $8,011,459 in capital expenditures, and $3,157,187 in payments on short-term payables for business acquisitions.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities was $30,333,692 during the first three months of fiscal 2023 as compared to net cash used financing activities of $121,684,048 during the first three months of fiscal 2022. During the first three months of fiscal 2023, net cash provided by financing activities mainly consisted of $28,105,461 in gross proceeds raised through the sale of Class A common stock using our "at the market" program and $3,300,000 in contributions received from noncontrolling interests, partially offset by offering costs of $867,891 and $384,370 in principal payments on Link's term loan.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in March 2020, December 2020 and April 2022, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At March 31, 2023, we had approximately $16 million in unrestricted cash and approximately $58 million in short-term treasury securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

2022 Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, which we refer to as the “2022 Shelf Registration Statement,” relating to the registration of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500 million. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities, and/or warrants. The shelf registration statement may also be used by one or more selling security holders, to be identified in the future, of our securities. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders listed in the shelf registration statement are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC (an MIT pension and benefit fund), and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders.

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

On September 29, 2021, we entered into an "at the market" equity offering program pursuant to a Sales Agreement (the "2021 Sales Agreement") by and between us and WFS. Pursuant to the terms of the 2021 Sales Agreement, we could sell, from time to time, shares of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Shelf Registration Statement expired on March 28, 2022 upon the filing of our 2021 Annual Report on Form 10-K as we no longer qualified as a well-known seasoned issuer. We sold a total of 122,246 shares of our Class A common stock resulting in gross proceeds of approximately $4.2 million under the 2021 Shelf Registration Statement.

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

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, par value $0.001 per share (the “Class A common stock”), with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock in December 2022 for gross proceeds of approximately $205 thousand and 1,098,699 shares of our Class A common stock during the first quarter of fiscal 2023 for gross sale proceeds of approximately $28.1 million. Subsequent to March 31, 2023, we sold 433,396 shares of our Class A common stock for gross proceeds of approximately $9.4 million.

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

For sales of shares of Class A common stock under the ATM Program through WFS, we will pay WFS a commission at a mutually agreed rate of 3% of the gross sales price per share of Class A common stock sold under the ATM Program. We have no obligation to sell any shares under the 2022 Sales Agreement and may at any time suspend the ATM Program under the 2022 Sales Agreement. The 2022 Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the 2022 Sales Agreement will automatically terminate upon the issuance and sale of all of the shares available for sale under the ATM Program through WFS.

The foregoing description of the 2022 Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 1.1 to the Current Report on Form 8-K dated December 8, 2022 and is incorporated herein by reference.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of March 31, 2023 consists of Link’s Term Loan borrowings of $28,114,900, of which $1,557,625 is classified as current. There were no amounts outstanding related to the revolving line of credit as of March 31, 2023.

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

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of March 31, 2023.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021, a Fifth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 3, 2022, and a Sixth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on April 11, 2023.

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

●	Our Sky Harbour Class A common stock and the Sky Harbour Warrants and the shares underlying the warrants were subject to a lockup which expired on January 24, 2023.

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of March 31, 2023, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as one of our Co-Chief Executive Officers serves on Sky's Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At March 31, 2023, we had approximately $16 million in unrestricted cash and $58 million in short-term treasury securities.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2023, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 24, 2023. Other than as discussed below, we believe that at March 31, 2023, there has been no material change to this information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of March 31, 2023, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company.” For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2023, the Company issued to its Chief Financial Officer, its Chief Accounting Officer and its four outside independent directors an aggregate of 19,319 shares of restricted Class A common stock subject to certain vesting conditions, for an aggregate value of $493,021 as of the date of issuance. On February 16, 2023, the Company issued to the President of its Link Media Holdings, LLC subsidiary 1,577 shares of restricted Class A common stock valued at $39,993 as of the date of issuance. The shares were issued for services rendered to the Company under an exemption available pursuant to Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was paid for the shares.

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

10.8 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.9 (*)	Third Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.10 (*)	Fourth Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.11*	Amended and Restated Term Loan Note filed as Exhibit10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.12 (*)	Fifth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2022.

10.13 (*)	Sixth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2023.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

May 12, 2023

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

May 12, 2023

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial Officer)

May 12, 2023

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

May 12, 2023