Form 10-Q
period 2023-06-30
BOSTON OMAHA Corp
filed 2023-08-14
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,249,443 shares of Class A common stock and 1,055,560 shares of Class B common stock as of August 11, 2023.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2023

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Six Months Ended June 30, 2023 and 2022

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	June 30,	December 31,
	2023	2022

Current Assets:
Cash and cash equivalents	$32,276,503	$25,493,141
Cash held by BOAM funds and other	6,370,243	8,146,792
Accounts receivable, net	7,350,005	5,831,366
Interest receivable	191,546	196,066
Short-term investments	11,626,107	6,288,828
Marketable equity securities	2,039,159	8,768,938
U. S. Treasury securities	69,490,548	33,520,401
Funds held as collateral assets	20,930,723	21,026,579
Prepaid expenses	8,005,357	4,689,132

Total Current Assets	158,280,191	113,961,243

Property and Equipment, net	130,285,598	115,589,940

Other Assets:
Goodwill	180,990,648	179,463,522
Intangible assets, net	66,330,776	68,342,042
Investments	69,729,025	26,136,636
Investments in unconsolidated affiliates	102,488,703	118,218,389
Deferred policy acquisition costs	1,545,311	1,255,320
Right of use assets	63,423,894	64,719,405
Other	121,426	116,402

Total Other Assets	484,629,783	458,251,716

Total Assets	$773,195,572	$687,802,899

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2023	2022

Current Liabilities:
Accounts payable and accrued expenses	$13,312,609	$10,963,784
Short-term payables for business acquisitions	1,098,949	4,219,358
Lease liabilities	5,170,800	5,203,981
Funds held as collateral	20,930,723	21,026,579
Unearned premiums	8,502,324	7,158,726
Current maturities of long-term debt	798,297	1,545,090
Deferred revenue	2,860,310	2,531,222
Other current liabilities	-	330,000

Total Current Liabilities	52,674,012	52,978,740

Long-term Liabilities:
Asset retirement obligations	3,677,226	3,569,580
Lease liabilities	57,842,596	59,281,733
Long-term debt, less current maturities	26,934,544	26,954,180
Other long-term liabilities	1,546,180	335,828
Deferred tax liability	14,307,253	14,939,607

Total Liabilities	156,981,811	158,059,668

Redeemable Noncontrolling Interest	15,667,702	15,713,021

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,249,443 and 28,650,688 shares issued and outstanding, respectively	30,250	28,651
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	521,698,580	483,917,938
Retained earnings	20,893,955	22,673,497

Total Boston Omaha Stockholders' Equity	542,623,841	506,621,142
Noncontrolling interests	57,922,218	7,409,068
Total Equity	600,546,059	514,030,210

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$773,195,572	$687,802,899

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues:
Billboard rentals, net	$10,835,524	$9,825,164	$21,137,747	$18,963,313
Broadband services	8,695,235	8,078,580	17,235,141	12,155,526
Premiums earned	3,458,627	2,407,523	6,565,900	4,695,972
Insurance commissions	594,540	494,244	1,070,666	1,191,444
Investment and other income	632,468	89,505	1,022,725	181,708

Total Revenues	24,216,394	20,895,016	47,032,179	37,187,963

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,808,624	3,655,782	7,616,288	7,183,154
Cost of broadband revenues (exclusive of depreciation and amortization)	2,282,175	2,070,812	4,856,526	2,981,587
Cost of insurance revenues (exclusive of depreciation and amortization)	1,746,378	1,000,794	3,309,410	2,181,685
Employee costs	7,753,280	6,572,286	15,950,817	11,996,506
Professional fees	1,402,899	1,098,782	2,572,488	3,289,379
General and administrative	3,962,814	3,393,835	7,925,446	5,973,670
Amortization	1,830,883	1,723,773	3,632,910	2,916,966
Depreciation	3,013,176	2,012,916	5,720,493	3,752,987
Loss (gain) on disposition of assets	5,246	32,094	(40,149)	(22,109)
Accretion	53,823	50,924	107,646	100,856

Total Costs and Expenses	25,859,298	21,611,998	51,651,875	40,354,681

Net Loss from Operations	(1,642,904)	(716,982)	(4,619,696)	(3,166,718)

Other Income (Expense):
Interest and dividend income	561,090	73,087	842,956	118,411
Equity in income (loss) of unconsolidated affiliates	5,350,524	2,386,339	370,446	(1,288,964)
Other investment (loss) income	(2,267,004)	(16,933,563)	605,215	(14,318,240)
Gain recognized on deconsolidation of special purpose acquisition company	-	-	-	24,977,740
Remeasurement of warrant liability	-	-	-	1,837,211
Interest expense	(287,035)	(303,531)	(575,717)	(605,180)

Net Income (Loss) Before Income Taxes	1,714,671	(15,494,650)	(3,376,796)	7,554,260
Income tax (provision) benefit	(1,070,866)	4,238,736	580,749	(2,441,403)

Net Income (Loss)	643,805	(11,255,914)	(2,796,047)	5,112,857
Noncontrolling interest in subsidiary loss (income)	897,807	(240,425)	1,016,505	(306,603)

Net Income (Loss) Attributable to Common Stockholders	$1,541,612	$(11,496,339)	$(1,779,542)	$4,806,254

Basic Net Income (Loss) per Share	$0.05	$(0.39)	$(0.06)	$0.16

Diluted Net Income (Loss) per Share	$0.05	$(0.39)	$(0.06)	$0.16

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,225,719	29,698,361	30,876,835	29,698,361

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,281,828	29,698,361	30,876,835	29,761,082

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2021	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$-	$12,440,097	$496,325,219

Offering costs	-	-	-	-	(2,551)	-	-	(2,551)

Increase in redeemable noncontrolling interest	-	-	-	-	307,182	-	-	307,182

Net income attributable to common stockholders, March 31, 2022	-	-	-	-	-	-	16,302,593	16,302,593

Ending Balance, March 31, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,160,054	$-	$28,742,690	$512,932,443

Offering costs	-	-	-	-	(117,553)		-	(117,553)

Contributions from noncontrolling interests	-	-	-	-	100,000		-	100,000

Net loss attributable to common stockholders, June 30, 2022	-	-	-	-	-		(11,496,339)	(11,496,339)

Ending Balance, June 30, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,142,501	$-	$17,246,351	$501,418,551

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2022	28,650,688	1,055,560	$28,651	$1,056	$483,917,938	$7,409,068	$22,673,497	$514,030,210

Stock issued for cash	1,097,824	-	1,098	-	28,104,363	-	-	28,105,461

Stock issued as compensation	16,482	-	16	-	420,352	-	-	420,368

Offering costs	-	-	-	-	(867,891)	-	-	(867,891)

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	3,300,000	-	3,300,000

Net loss attributable to minority interests	-	-	-	-	-	(62,576)	-	(62,576)

Net loss attributable to common stockholders, March 31, 2023	-	-	-	-	-	-	(3,321,154)	(3,321,154)

Ending Balance, March 31, 2023	29,764,994	1,055,560	$29,765	$1,056	$511,574,762	$10,646,492	$19,352,343	$541,604,418

Offering costs	-	-	-	-	(400,219)		-	(400,219)

Stock issued for cash	434,241	-	434	-	9,420,768	-	-	9,421,202

Stock issued as compensation	4,564	-	5	-	99,995	-	-	100,000

Stock issued for purchase of 24th Street Asset Management	45,644	-	46	-	1,003,274	-	-	1,003,320

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	1,000,000	-	1,000,000

Noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	47,184,338	-	47,184,338

Net loss attributable to minority interests	-	-	-	-	-	(908,612)	-	(908,612)

Net income attributable to common stockholders, June 30, 2023	-	-	-	-	-		1,541,612	1,541,612

Ending Balance, June 30, 2023	30,249,443	1,055,560	$30,250	$1,056	$521,698,580	$57,922,218	$20,893,955	$600,546,059

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$(2,796,047)	$5,112,857
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of right of use assets	2,839,898	2,592,833
Depreciation, amortization, and accretion	9,461,049	6,770,809
Deferred income taxes	(632,354)	2,221,891
Gain on disposition of assets	(40,149)	(22,109)
Gain on deconsolidation - special purpose acquisition company	-	(24,977,740)
Bad debt expense	111,982	47,805
Equity in (income) loss of unconsolidated affiliates	(370,446)	1,288,964
Remeasurement of warrant liability	-	(1,837,211)
Other investment income (loss)	(605,215)	14,318,240
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(1,630,621)	(1,958,467)
Interest receivable	4,520	(119,288)
Prepaid expenses	(3,316,225)	(2,192,260)
Distributions from unconsolidated affiliates	207,641	303,117
Deferred policy acquisition costs	(289,992)	(254,272)
Other assets	(5,023)	(8,000)
Other liabilities, exclusive of debt	(81,728)	-
Accounts payable and accrued expenses	2,348,825	(14,907,786)
Lease liabilities	(3,035,461)	(2,699,280)
Unearned premiums	1,343,598	1,138,515
Deferred revenue	329,088	501,546
Compensation paid in stock	520,368	-

Net Cash Provided by (Used in) Operating Activities	4,363,708	(14,679,836)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(3,120,409)	(469,026)
Payment of contingent consideration	(248,272)	-
Issuance of note receivable	(1,608,100)	-
Business acquisitions, net of cash acquired	(5,640,072)	(40,502,355)
Proceeds from sale of investments - special purpose acquisition company	-	130,190,277
Purchase of preferred stock	-	(45,000,000)
Capital expenditures	(20,915,576)	(13,644,060)
Proceeds from sales of investments	142,268,908	146,534,840
Purchases of investments	(149,885,498)	(66,313,205)

Net Cash (Used in) Provided by Investing Activities	(39,149,019)	110,796,471

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Six Months Ended
	June 30,
	2023	2022

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$37,526,663	$-
Contributions from noncontrolling interest	4,300,000	100,000
Redemption of non-controlling interest - special purpose acquisition company	-	(123,068,515)
Payment of deferred underwriting fee - special purpose acquisition company	-	(4,759,615)
Collateral (release) receipt	(95,856)	12,476,849
Principal payments of long-term debt	(766,429)	(752,783)
Offering costs	(1,268,110)	(120,104)

Net Cash Provided by (Used in) Financing Activities	39,696,268	(116,124,168)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,910,957	(20,007,533)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	54,666,512	81,694,400

Cash, Cash Equivalents, and Restricted Cash, End of Period	$59,577,469	$61,686,867

Interest Paid in Cash	$569,941	$583,586
Income Taxes Paid in Cash	$51,605	$219,512

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities
Unaudited

	For the Six Months Ended
	June 30,
	2023	2022
Increase in redeemable noncontrolling interest of broadband subsidiary	$-	$9,403,448

Stock issued as consideration for business acquisition	1,003,320	-

Payable as consideration for business acquisition	1,254,102	260,130

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 1.     ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, (iv) asset management, and (v) our minority investments primarily in real estate, real estate services, private aviation infrastructure, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, and our broadband operations are conducted through our subsidiary, Boston Omaha Broadband, LLC.

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

For the Six Months Ended June 30, 2023 and 2022

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

Our consolidated subsidiaries at  June 30, 2023 include:

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

BOC Business Services, LLC which we refer to as "BBS"

Yellowstone Acquisition Company, which we refer to as "Yellowstone"

BOC Yellowstone, LLC which we refer to as "BOC Yellowstone"

BOC Yellowstone II, LLC which we refer to as “BOC Yellowstone II”

24th Street Asset Management LLC, which we refer to as “24th Street”

24th Street Fund I, LLC, which we refer to as "24th Street Fund I"

24th Street Fund II, LLC, which we refer to as "24th Street Fund II"

Boston Omaha Broadband, LLC which we refer to as "BOB"

FIF AireBeam, LLC which we refer to as “AireBeam”

Fiber Fast Homes, LLC which we refer to as "FFH"

FIF Utah, LLC which we refer to as “FIF Utah”

FIF St George, LLC which we refer to as "FIF St George"

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

The majority of our advertising revenues are derived from contracts for advertising space on billboard structures.  Our broadband revenues are derived principally from contracts for providing internet services.  Both advertising and broadband revenues are accounted for under Financial Accounting Standards Board, which we refer to as the “FASB,” Accounting Standards Codification, which we refer to as “ASC,” 606, Revenue from Contracts with Customers.

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $730,787 and $559,587 for the six months ended June 30, 2023 and 2022, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Six Months Ended June 30, 2023 and 2022

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments, with the exception of U.S. Treasury securities, purchased with an original maturity of three months or less to be cash equivalents.

Cash Held by BOAM Funds and Other

Cash Held by BOAM Funds and Other represents cash and cash equivalents held by funds consolidated by BOAM and other consolidated entities. Such amounts are not available to fund the general liquidity needs of Boston Omaha.

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

Retention of Specialized Accounting

Each of 24th Street Fund I and 24th Street Fund II, collectively “the 24th Street Funds”, managed by 24th Street are investment companies and apply specialized industry accounting. We report fund investments on our consolidated balance sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying consolidated statements of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.

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

Revision of Previously Issued Financial Statements

In light of our acquisition of 100% of the membership interests in 24th Street Asset Management LLC (see further discussion within Footnote 6), the Company re-evaluated its previous accounting for its investment in the 24th Street Funds under Accounting Standards Codification 323, Equity Method and Joint Ventures.  As a result, we are revising our Consolidated Balance Sheets as of December 31, 2022, to reflect our proportionate share of reported earnings pursuant to investment company accounting requirements related to our previous investment in the 24th Street Funds.

As a result, we recorded increases to our investments in unconsolidated affiliates, deferred tax liability, and retained earnings of $4,085,040, $991,188, and $3,093,852, respectively.  The effect on total assets, total liabilities, and total stockholders equity as of December 31, 2022 was $4,085,040, $991,188, and $3,093,852, respectively.  The effect to equity in income of unconsolidated affiliates and net income for the year ended December 31, 2022 was an increase of $4,085,040 and $3,093,852, respectively.  Our revisions had no impact on our net loss for the six months ended June 30, 2023 or June 30, 2022. We evaluated the materiality of the impact quantitatively and qualitatively and concluded it was not material to any of the prior periods.

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

For the Six Months Ended June 30, 2023 and 2022

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	June 30,	December 31,
	2023	2022

Cash and cash equivalents	$32,276,503	$25,493,141
Funds held as collateral	20,930,723	21,026,579
Cash held by BOAM funds and other	6,370,243	8,146,792

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$59,577,469	$54,666,512

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2023	2022

Trade accounts	$5,556,765	$4,798,827
Premiums	1,902,012	1,143,918
Allowance for doubtful accounts	(108,772)	(111,379)

Total Accounts Receivable, net	$7,350,005	$5,831,366

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2023	2022

Structures and displays	$64,354,511	$63,585,845
Fiber, towers, and broadband equipment	66,408,490	50,216,957
Land	14,538,872	14,318,292
Vehicles and equipment	9,675,784	6,778,473
Office furniture and equipment	5,022,819	4,884,941
Accumulated depreciation	(29,714,878)	(24,194,568)

Total Property and Equipment, net	$130,285,598	$115,589,940

Depreciation expense for the six months ended June 30, 2023 and 2022 was $5,720,493 and $3,752,987, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

2023 Acquisitions

24th Street Asset Management

On May 1, 2023, Boston Omaha Asset Management, LLC, our wholly-owned subsidiary, acquired 100% of the membership interests in 24th Street Asset Management LLC, from the members of 24th Street for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street.

The consideration consisted of $2,759,072 in cash paid at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (the “BOC Shares”).  In the event that distributions are paid to 24th Street pursuant to 24th Street’s gross profits interest (carried interest) held in certain entities (including the 24th Street Funds), minus certain compensation bonuses payable (such net amount, the “Net Promote Amount”), that exceed $7,226,672 but are less than or equal to $9,635,562, the Sellers will receive, as a release from the Holdback Amount, 52% of such excess, such that if the Net Promote Amount equals $9,635,562 (the “Earn-Out Threshold”), the full Holdback Amount will have been released to the Sellers.  Furthermore, to the extent that such Net Promote Amount exceeds the Earn-Out Threshold, the Sellers will receive 25% of the amount of such excess (the “Earn-Out”) until the 24th Street Funds are liquidated or dissolved at which point Sellers’ right to any Earn-Out payment will be extinguished, and the Holdback shall expire.

Our preliminary purchase price allocation related to 24th Street Asset Management includes carried interest and goodwill of $9,110,478 and $536,626, respectively. Because the carried interest represents an intercompany receivable from the 24th Street Funds, which we also consolidate, we eliminate the carried interest balance in consolidation. The purchase price related to 24th Street Asset Management primarily represents our estimate of the the carried interest in the 24th Street Funds that the Company will receive if and when the underlying investments of the Funds are sold.

Broadband Acquisition

On June 16 2023, our subsidiary, FIF St. George, acquired from Pro Communication and Construction Services, LLC, which we refer to as "ProComm", broadband construction equipment and related assets for a purchase price of $2,881,000 paid in cash. The acquisition was completed for the purpose of expanding our broadband presence in the Midwestern United States. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for equipment and permits.  Our preliminary purchase price allocation related to ProComm includes property, plant and equipment, intangibles, and goodwill of $844,500, $1,046,000 and $990,500, respectively.  The intangible assets primarily include customer relationships which have a useful life of fifteen years.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

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

For the Six Months Ended June 30, 2023 and 2022

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

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

For the Six Months Ended June 30, 2023 and 2022

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$25,117,284	$22,259,041	$47,933,069	$43,304,924

Net Income (Loss) Attributable to Common Stockholders	$1,806,802	$(11,016,934)	$(1,514,352)	$6,466,126

Basic Net Income (Loss) per Share	$0.06	$(0.37)	$(0.05)	$0.22

Diluted Net Income (Loss) per Share	$0.06	$(0.37)	$(0.05)	$0.22

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,225,719	29,698,361	30,876,835	29,698,361

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,281,828	29,698,361	30,876,835	29,761,369

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$70,023,231	$(30,734,428)	$39,288,803	$69,052,231	$(28,141,423)	$40,910,808
Permits, licenses, and lease acquisition costs	11,729,570	(5,015,154)	6,714,416	11,724,308	(4,479,482)	7,244,826
Site location	849,347	(334,787)	514,560	849,347	(306,708)	542,639
Noncompetition agreements	626,000	(612,369)	13,631	626,000	(578,500)	47,500
Technology	1,128,000	(459,343)	668,657	1,128,000	(410,250)	717,750
Trade names and trademarks	11,152,200	(1,382,749)	9,769,451	11,152,200	(1,089,892)	10,062,308
Nonsolicitation agreement	103,000	(28,942)	74,058	28,000	(28,000)	-
Capitalized contract costs	2,452,500	(250,435)	2,202,065	1,869,350	(151,034)	1,718,316
Indefinite lived intangibles	7,085,135	-	7,085,135	7,097,895	-	7,097,895

Total	$105,148,983	$(38,818,207)	$66,330,776	$103,527,331	$(35,185,289)	$68,342,042

Future Amortization

The future amortization associated with the intangible assets is as follows:

	June 30,
	2024	2025	2026	2027	2028	Thereafter	Total

Customer relationships	$5,287,458	$5,287,458	$5,287,458	$5,278,308	$5,246,074	$12,902,047	$39,288,803
Permits, licenses, and lease acquisition costs	1,080,537	1,079,786	1,051,575	1,026,188	998,288	1,478,042	6,714,416
Site location	56,623	56,623	56,623	56,623	56,623	231,445	514,560
Noncompetition agreements	13,290	341	-	-	-	-	13,631
Technology	99,000	99,000	99,000	99,000	99,000	173,657	668,657
Trade names and trademarks	590,567	590,567	590,567	558,383	525,667	6,913,700	9,769,451
Nonsolicitation agreement	25,000	25,000	24,058	-	-	-	74,058
Capitalized contract costs	245,250	245,250	245,250	245,250	245,250	975,815	2,202,065

Total	$7,397,725	$7,384,025	$7,354,531	$7,263,752	$7,170,902	$22,674,706	$59,245,641

Amortization expense for the six months ended June 30, 2023 and 2022 was $3,632,910 and $2,916,966, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 7.     INTANGIBLE ASSETS (Continued)

As of  June 30, 2023, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	89
Permits, licenses, and lease acquisition costs	75
Site location	109
Noncompetition agreements	2
Technology	81
Trade names and trademarks	198
Nonsolicitation agreement	36
Capitalized contract costs	108

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of U.S. Treasury securities, notes receivable, and common stock warrants. The U.S. Treasury securities are held by UCS, classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Our common stock warrants of Sky Harbour Group Corporation are measured at fair value, with any unrealized holding gains and losses during the period included in earnings.

	June 30,	December 31,
	2023	2022

U.S. Treasury notes held to maturity	$7,624,876	$4,757,224
Notes receivable	1,608,100	-
Common stock warrants of Sky Harbour Group Corporation	2,393,131	1,531,604

Total	$11,626,107	$6,288,828

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  June 30, 2023 and December 31, 2022 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, June 30, 2023	$2,302,270	$(263,111)	$2,039,159

Marketable equity securities, December 31, 2022	$9,665,100	$(896,162)	$8,768,938

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. As of  June 30, 2023 our U.S. Treasury trading securities include $25,359,574 held by funds consolidated by BOAM that are not available for Boston Omaha's general liquidity needs.

Debt securities classified as trading as of  June 30, 2023 and December 31, 2022 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, June 30, 2023	$69,498,769	$(8,221)	$69,490,548

U.S. Treasury trading securities, December 31, 2022	$33,888,165	$(367,764)	$33,520,401

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

	June 30,	December 31,
	2023	2022

U.S. Treasury securities held to maturity	$4,751,068	$6,729,457
Investments in special purpose entities	45,570,778	-
Preferred stock	348,694	348,694
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$69,729,025	$26,136,636

We reviewed our investments as of June 30, 2023 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate, real estate services, and private aviation infrastructure. One of the investments in affiliates, Logic Real Estate Companies, LLC, which we refer to as “Logic, is managed by an entity controlled by a member of our board of directors.

24th Street Fund I & 24th Street Fund II

On May 1, 2023, our subsidiary, Boston Omaha Asset Management, LLC, acquired 100% of the membership interests in 24th Street Asset Management LLC ("24th Street"), a Delaware limited liability company, from the members of 24th Street other than BOAM, for cash and BOC Class A common stock for a total purchase price of $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock.

In connection with the acquisition, we recognized a non-cash gain of approximately $4,600,000 related to the remeasurement of our previously-held interest in 24th Street Asset Management.  The gain is included within ‘Equity in income of unconsolidated affiliates’ in our Consolidated Statements of Operations.

Each of the 24th Street Funds' hold investments in special purpose entities whose primary assets are real estate property.  We include the 24th Street Funds’ investment in special purpose entities within long-term investments in our consolidated balance sheets.  Also as a result of the transaction, we began consolidating 24th Street and the 24th Street Funds, for which 24th Street serves as general partner.

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

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as one of our Co-Chief Executive Officers serves on Sky's Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. If our investment in Sky Harbour's Class A common stock was accounted for at fair value based on its quoted market price as of  June 30, 2023, it would be valued at approximately $62,000,000.

We have evaluated our investment in Sky Harbour as of  June 30, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour's stock price for a period of time during the first six months of 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $7.78 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	June 30,	December 31,
	2023	2022

Beginning of year	$118,218,389	$61,660,905
Additional investments in unconsolidated affiliates	-	45,094,500
Distributions received	(207,641)	(642,511)
Reclassification of marketable securities to investment in affiliate	-	23,483
Transfer of interest	-	(625,498)
Gain on retained interest of deconsolidated affiliate	-	10,010,090
Reclassification to consolidated subsidiaries	(15,892,491)	-
Equity in income (loss) of unconsolidated affiliates	370,446	2,697,420

End of period	$102,488,703	$118,218,389

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$3,397,876	$6,791,305	$7,046,638	$13,404,132
Gross profit	2,626,275	2,923,405	5,643,331	6,184,727
Loss from continuing operations	(4,582,600)	(4,951,614)	(9,448,410)	(10,085,907)
Net (loss) income	(1,461,670)	10,313,901	(7,447,438)	(8,381,383)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

At June 30, 2023 and December 31, 2022, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  June 30, 2023, the estimated fair value of our long-term debt was $25,702,584 which is less than the carrying amount of $27,732,841.

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

Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, we no longer eliminate our investment in the Private Placement Warrants.  Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants from January 1, 2023 to  June 30, 2023, and  January 25, 2022 to June 30, 2022, resulted in a gain of $861,527 and a loss of $771,978, respectively, which are included within Other investment income within our Consolidated Statements of Operations.

24th Street Asset Management: Fund I & Fund II Special Purpose Entities

We report fund investments on our consolidated balance sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying consolidated statements of operations. Each of the 24th Street Funds' investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which management obtains third-party appraisals. As of June 30, 2023, the aggregate fair value of the 24th Street Funds' investments in special purpose entities was approximately $46,000,000.  A comparable sales approach was used to value the underlying real estate property, which included observable market transactions.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 22.95% equity interest in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour's Class A common stock was accounted for at fair value based on its quoted market price as of  June 30, 2023, it would be valued at approximately $62,000,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$71,529,707	$71,529,707	$497,231	$1,181,956

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2022	$3,569,580
Additions	-
Liabilities settled	-
Accretion expense	107,646

Balance, June 30, 2023	$3,677,226

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

For the Six Months Ended June 30, 2023 and 2022

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

From  January 1, 2023 through  June 30, 2023, we sold 1,532,065 shares of our Class A common stock under the ATM Program for gross proceeds of $37,526,663. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS without penalty.

At June 30, 2023, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the six months ended  June 30, 2023 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2022	105,556	$9.95	2.50	$1,746,952

Issued	-
Exercised	-
Expired	-

Outstanding as of June 30, 2023	105,556	$9.95	2.00	$936,282

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

On  April 6, 2023, Link entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with First National Bank of Omaha. The Sixth Amendment modifies the Credit Agreement to provide additional flexibility for Link in making "Investment Capital Expenditures" by no longer deducting expenditures which qualify as Investment Capital Expenditures from EBITDA in calculating the Consolidated Fixed Charge Coverage Ratio. As a result, only "Maintenance Capital Expenditures" shall be deducted from EBITDA in testing the Consolidated Fixed Charge Coverage Ratio. The amount of unfunded Investment Capital Expenditures (Investment Capital Expenditures other than expenditures funded by BOC) allowable during any test period shall not exceed the Investment Capital Expenditure Available Amount during such test period.

As of June 30, 2023, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2023.

Long-term debt included within our consolidated balance sheet as of June 30, 2023 consists of Term Loan borrowings of $27,732,841, of which $798,297 is classified as current. There were no amounts outstanding related to the revolving line of credit as of June 30, 2023.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of June 30, 2023.

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

For the Six Months Ended June 30, 2023 and 2022

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022	Statement of Operations Classification

Lease cost	$2,176,387	$2,035,349	$4,353,016	$3,972,445	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	643,519	670,658	1,220,894	1,001,686	Cost of billboard revenues and general and administrative

Total Lease Cost	$2,819,906	$2,706,007	$5,573,910	$4,974,131

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Cash payments for operating leases	$2,302,189	$2,145,370	$4,548,578	$4,078,892
New operating lease assets obtained in exchange for operating lease liabilities	$344,754	$3,273,501	$1,136,478	$3,896,101

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	June 30, 2023	December 31, 2022	Balance Sheet Classification

Lease assets	$63,423,894	$64,719,405	Other Assets: Right of use assets

Current lease liabilities	$5,170,800	$5,203,981	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	57,842,596	59,281,733	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$63,013,396	$64,485,714

Maturity of Operating Lease Liabilities

June 30, 2023

2024	$8,097,464
2025	7,613,779
2026	7,300,935
2027	6,815,987
2028	6,553,222
Thereafter	58,423,688

Total lease payments	94,805,075
Less imputed interest	(31,791,679)

Present Value of Lease Liabilities	$63,013,396

As of June 30, 2023, our operating leases have a weighted-average remaining lease term of 16.74 years and a weighted-average discount rate of 4.85%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

Boston Omaha Asset Management, LLC

BOAM conducts our asset management operations. BOAM's primary objective is to achieve long-term returns while seeking to limit the risk of capital and purchasing power loss in our investments in other companies and our real estate activities.  We commenced reporting BOAM as a separate segment based on our acquisition of 24th Street Management on May 1, 2023.  BOAM's prior segment information has been retroactively restated as a result of it meeting the requirements for segment reporting.

						Total
Three Months Ended June 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$4,540,142	$10,835,524	$8,695,235	$145,493	$-	$24,216,394
Segment gross profit	2,793,764	7,026,900	6,413,060	145,493	-	16,379,217
Segment income (loss) from operations	291,412	1,580,787	(1,314,735)	(516,029)	(1,684,339)	(1,642,904)
Capital expenditures	12,600	356,278	14,635,612	5,189,235	(62,258)	20,131,467
Depreciation and amortization	75,387	2,246,854	2,494,329	-	27,489	4,844,059

						Total
Three Months Ended June 30, 2022	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$2,991,272	$9,825,164	$8,078,580	$-	$-	$20,895,016
Segment gross profit	1,990,478	6,169,382	6,007,768	-	-	14,167,628
Segment income (loss) from operations	21,011	1,335,395	87,072	(499,378)	(1,661,082)	(716,982)
Capital expenditures	192,459	2,903,119	45,217,378	-	238,530	48,551,486
Depreciation and amortization	57,651	2,036,350	1,615,353	-	27,335	3,736,689

Six Months Ended June 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$8,513,798	$21,137,747	$17,235,141	$145,493	$-	$47,032,179
Segment gross profit	5,204,388	13,521,459	12,378,615	145,493	-	31,249,955
Segment income (loss) from operations	521,133	2,912,897	(3,014,101)	(1,075,985)	(3,963,640)	(4,619,696)
Capital expenditures	18,725	916,273	22,018,693	5,189,235	-	28,142,926
Depreciation and amortization	150,984	4,460,284	4,687,459	-	54,676	9,353,403

						Total
Six Months Ended June 30, 2022	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$6,069,124	$18,963,313	$12,155,526	$-	$-	$37,187,963
Segment gross profit	3,887,439	11,780,159	9,173,939	-	-	24,841,537
Segment income (loss) from operations	(173,171)	2,345,375	(336,629)	(745,781)	(4,256,512)	(3,166,718)
Capital expenditures	297,606	3,702,360	50,301,564	-	399,513	54,701,043
Depreciation and amortization	112,516	4,030,145	2,472,920	-	54,372	6,669,953

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
As of June 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$3,104,467	$3,710,077	$464,196	$24,632	$46,633	$7,350,005
Goodwill	11,325,138	130,428,222	38,700,662	536,626	-	180,990,648
Total assets	70,508,872	274,110,542	158,102,494	93,567,215	176,906,449	773,195,572

						Total
As of December 31, 2022	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$1,707,716	$3,696,906	$426,256	$-	$488	$5,831,366
Goodwill	11,325,138	130,428,222	37,710,162	-	-	179,463,522
Total assets	68,712,781	277,153,407	138,800,411	21,988,032	181,148,268	687,802,899

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the six months ended June 30, 2023 and 2022:

	2023	2022
Losses and LAE at January 1	$1,690,579	$1,381,526

Provision for losses and LAE claims arising in:
Current year	855,973	598,182
Prior year	952,204	485,001
Total incurred	1,808,177	1,083,183
Losses and LAE payments for claims arising in:
Current year	316,268	120,993
Prior years	351,709	814,549
Total payments	667,977	935,542

Less reinsurance recoverable	712,035	315,000

Losses and LAE at June 30,	$2,118,744	$1,214,167

For the six months ended June 30, 2023, $351,709 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $709 unfavorable prior year development during the six months ended  June 30, 2023. Reserves remaining as of  June 30, 2023 for prior years are $952,204 as a result of re-estimation of unpaid losses and loss adjustment expenses.

For the six months ended June 30, 2022, $814,549 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $24,549 unfavorable prior year development during the six months ended June 30, 2022. Reserves remaining as of June 30, 2022 for prior years were $485,001 as a result of re-estimation of unpaid losses and loss adjustment expenses.

In both periods, unfavorable prior year loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables were $712,035 and $315,000 at  June 30, 2023 and June 30, 2022, respectively, and are included within Loss and Loss Adjustment Reserves.

NOTE 16.     CUSTODIAL RISK

As of June 30, 2023, we had approximately $36,511,719 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

NOTE 17.     SUBSEQUENT EVENTS

On August 9, 2023, we issued to Robert Thomas, the President of UCS, an option to purchase 2,500 units of GIG, the parent of UCS, at a price of $309.72 per Common Unit. GIG has issued and outstanding 95,162 Common Units and options to purchase up to 7,338 Common Units, including the option grant to Mr. Thomas and options held by David Herman, GIG’s President. The option is exercisable for a period through June 30, 2033, subject to earlier termination upon certain events.  Any purchases of these units are subject to certain put and call provisions.

In July, we invested $3,000,000 in the purchase of preferred stock of a company serving the broadband industry.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of June 30, 2023, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. As of June 30, 2023, we continue to own 30% of Logic Real Estate Companies, LLC. On May 1, 2023, our subsidiary, Boston Omaha Asset Management, LLC ("BOAM"), acquired 100% of the membership interests in 24th Street Asset Management LLC ("24th Street"), from the members of 24th Street other than BOAM, (the "Sellers") for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following is a comparison of our results of operations for the three months ended June 30, 2023, which we refer to as the “second quarter of fiscal 2023,” compared to the three months ended June 30, 2022, which we refer to as the “second quarter of fiscal 2022.”

Revenues. For the second quarter of fiscal 2023 and the second quarter of fiscal 2022, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$10,835,524	44.7%	$9,825,164	47.0%	$1,010,360
Broadband services	8,695,235	35.9%	8,078,580	38.7%	616,655
Premiums earned	3,458,627	14.3%	2,407,523	11.5%	1,051,104
Insurance commissions	594,540	2.5%	494,244	2.4%	100,296
Investment and other income	632,468	2.6%	89,505	0.4%	542,963
Total Revenues	$24,216,394	100.0%	$20,895,016	100.0%	$3,321,378

We realized total revenues of $24,216,394 during the second quarter of fiscal 2023, an increase of 15.9% over revenues of $20,895,016 during the second quarter of fiscal 2022. Revenues increased within each of our businesses in the second quarter of fiscal 2023 when compared to the second quarter of fiscal 2022. The key factors impacting revenue across each of our businesses during the second quarter of fiscal 2023 were as follows:

●

Net billboard rentals in the second quarter of fiscal 2023 increased 10.3% from the second quarter of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022.

●	Revenue from broadband services in the second quarter of fiscal 2023 increased 7.6% from the second quarter of fiscal 2022, mainly reflecting subscriber growth across all of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 43.7% in the second quarter of fiscal 2023 when compared to the second quarter of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first six months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 20.3% in the second quarter of fiscal 2023 when compared to the second quarter of fiscal 2022, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS and BOAM increased from $89,505 in the second quarter of fiscal 2022 to$632,468 in the second quarter of fiscal 2023, mainly due to the increase in interest rates over the past 12 months for assets held by UCS and the consolidation of 24th Street during the second quarter of fiscal 2023.

Expenses. For the second quarter of fiscal 2023 and the second quarter of fiscal 2022, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,808,624	15.7%	$3,655,782	17.5%	$152,842
Cost of broadband revenues	2,282,175	9.4%	2,070,812	9.9%	211,363
Cost of insurance revenues	1,746,378	7.2%	1,000,794	4.8%	745,584
Employee costs	7,753,280	32.0%	6,572,286	31.5%	1,180,994
Professional fees	1,402,899	5.8%	1,098,782	5.3%	304,117
Depreciation	3,013,176	12.5%	2,012,916	9.6%	1,000,260
Amortization	1,830,883	7.6%	1,723,773	8.2%	107,110
General and administrative	3,962,814	16.4%	3,393,835	16.2%	568,979
Loss on disposition of assets	5,246	0.0%	32,094	0.2%	(26,848)
Accretion	53,823	0.2%	50,924	0.2%	2,899
Total Costs and Expenses	$25,859,298	106.8%	$21,611,998	103.4%	$4,247,300

During the second quarter of fiscal 2023, we had total costs and expenses of $25,859,298, as compared to total costs and expenses of $21,611,998 in the second quarter of fiscal 2022. Total costs and expenses as a percentage of total revenues increased from 103.4% in the second quarter of fiscal 2022 to 106.8% in the second quarter of fiscal 2023. The key factors impacting costs and expenses across each of our businesses during the second quarter of fiscal 2023 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 37.2% in the second quarter of fiscal 2022 to 35.1% in the second quarter of fiscal 2023. The decrease was mainly due to lower ground rent expense as a percentage of billboard revenues.

●	Cost of broadband revenues increased slightly as a percentage of broadband revenues from 25.6% in the second quarter of fiscal 2022 to 26.2% in the second quarter of fiscal 2023.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 33.5% in the second quarter of fiscal 2022 to 38.5% in the second quarter of fiscal 2023. The increase was mainly due to higher commissions paid and losses and loss adjustment expense at UCS.

●

Employee costs increased from $6,572,286 in the second quarter of fiscal 2022 to $7,753,280 in the second quarter of fiscal 2023, an increase of 18.0%. The increase was mainly driven by hiring within a number of our broadband businesses, surety brokerage operations and BOAM.

●

Professional fees in the second quarter of fiscal 2023 were $1,402,899, or 5.8% of total revenues, as compared to $1,098,782, or 5.3% of total revenues, in the second quarter of fiscal 2022. The increase was mainly related to professional fees within our billboard and insurance operations.

●

General and administrative expenses in the second quarter of fiscal 2023 were $3,962,814, or 16.4% of total revenues, as compared to $3,393,835, or 16.2% of total revenues, in the second quarter of fiscal 2022.

●

Non-cash expenses in the second quarter of fiscal 2023 included $3,013,176 in depreciation expense, $1,830,883 in amortization expense, and $53,823 in accretion expense related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by the InfoWest and Go Fiber acquisitions as well as investments at Utah Broadband.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2023 was $1,642,904, or 6.8% of total revenues, as compared to a net loss from operations of $716,982, or 3.4% of total revenues, in the second quarter of fiscal 2022. The increase in net loss from operations in dollars was primarily due to an increase in depreciation expense related to our InfoWest and Go Fiber acquisitions and investments at Utah Broadband as well as costs associated with hiring within a number of our broadband businesses, which were partially offset by improved operations within our billboard business and insurance business. Our net loss from operations included $4,897,882 from non-cash depreciation, amortization and accretion expenses in the second quarter of fiscal 2023, as compared to $3,787,613 in the second quarter of fiscal 2022.

Other Income (Expense). During the second quarter of fiscal 2023, we had net other income of $3,357,575. Net other income included $5,350,524 in equity in income of unconsolidated affiliates mainly related to non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in the remeasurement of our previously-held interest in 24th Street and interest and dividend income of $561,090. These items were partially offset by other investment losses of $2,267,004 mainly related to the Sky Harbour warrants held by Boston Omaha and the impact of the fair value mark-to-market adjustments recorded for the commercial real estate assets held within each of the 24th Street Funds and interest expense of $287,035 mainly incurred under Link's term loan. During the second quarter of fiscal 2022, we had net other expense of $14,777,668, which included $16,933,563 in other investment losses mainly related to public securities held by Boston Omaha and UCS and interest expense of $303,531 mainly incurred under Link's term loan. These items were partially offset by income of $2,386,339 mainly related to our equity method position in Sky Harbour and interest and dividend income of $73,087.

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

Additionally, we have evaluated our investment in Sky Harbour as of June 30, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour's stock price for a period of time during the first six months of fiscal 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $7.78 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders in the amount of $1,541,612 in the second quarter of fiscal 2023, or income per share of $0.05, based on 31,281,828 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $11,496,339 in the second quarter of fiscal 2022, or a loss per share of 0.39, based on 29,698,361 diluted weighted average shares outstanding.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following is a comparison of our results of operations for the six months ended June 30, 2023, which we refer to as the “first six months of fiscal 2023,” compared to the six months ended June 30, 2022, which we refer to as the “first six months of fiscal 2022.”

Revenues. For the first six months of fiscal 2023 and the first six months of fiscal 2022, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$21,137,747	44.9%	$18,963,313	51.0%	$2,174,434
Broadband services	17,235,141	36.6%	12,155,526	32.7%	5,079,615
Premiums earned	6,565,900	14.0%	4,695,972	12.6%	1,869,928
Insurance commissions	1,070,666	2.3%	1,191,444	3.2%	(120,778)
Investment and other income	1,022,725	2.2%	181,708	0.5%	841,017
Total Revenues	$47,032,179	100.0%	$37,187,963	100.0%	$9,844,216

We realized total revenues of $47,032,179 during the first six months of fiscal 2023, an increase of 26.5% over revenues of $37,187,963 during the first six months of fiscal 2022. Revenues increased within each of our businesses, except for our surety brokerage operations, in the first six months of fiscal 2023 when compared to the first six months of fiscal 2022. The key factors impacting revenue across each of our businesses during the first six months of fiscal 2023 were as follows:

●

Net billboard rentals in the first six months of fiscal 2023 increased 11.5% from the first six months of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022.

●

Revenue from broadband services in the first six months of fiscal 2023 increased 41.8% from the first six months of fiscal 2022, mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022.

●

Premiums earned from our UCS insurance subsidiary increased 39.8% in the first six months of fiscal 2023 when compared to the first six months of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first six months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased by 10.1% in the first six months of fiscal 2023 when compared to the first six months of fiscal 2022, mainly due to reduced production through outside insurance carriers.

●

Investment and other income at UCS and BOAM increased from $181,708 in the first six months of fiscal 2022 to $1,022,725 in the first six months of fiscal 2023, mainly due to the increase in interest rates over the past 12 months for assets held by UCS and the consolidation of 24th Street during the second quarter of fiscal 2023.

Expenses. For the first six months of fiscal 2023 and the first six months of fiscal 2022, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$7,616,288	16.2%	$7,183,154	19.3%	$433,134
Cost of broadband revenues	4,856,526	10.3%	2,981,587	8.0%	1,874,939
Cost of insurance revenues	3,309,410	7.0%	2,181,685	5.9%	1,127,725
Employee costs	15,950,817	33.9%	11,996,506	32.3%	3,954,311
Professional fees	2,572,488	5.5%	3,289,379	8.8%	(716,891)
Depreciation	5,720,493	12.2%	3,752,987	10.1%	1,967,506
Amortization	3,632,910	7.7%	2,916,966	7.8%	715,944
General and administrative	7,925,446	16.9%	5,973,670	16.1%	1,951,776
Gain on disposition of assets	(40,149)	(0.1%)	(22,109)	(0.1%)	(18,040)
Accretion	107,646	0.2%	100,856	0.3%	6,790
Total Costs and Expenses	$51,651,875	109.8%	$40,354,681	108.5%	$11,297,194

During the first six months of fiscal 2023, we had total costs and expenses of $51,651,875, as compared to total costs and expenses of $40,354,681 in the first six months of fiscal 2022. Total costs and expenses as a percentage of total revenues increased from 108.5% in the first six months of fiscal 2022 to 109.8% in the first six months of fiscal 2023. The key factors impacting costs and expenses across each of our businesses during the first six months of fiscal 2023 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 37.9% in the first six months of fiscal 2022 to 36.0% in the first six months of fiscal 2023. The decrease was mainly due to lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 24.5% in the first six months of fiscal 2022 to 28.2% in the first six months of fiscal 2023. The increase is mainly driven by the InfoWest and Go Fiber acquisitions completed in April 2022.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 35.9% in the first six months of fiscal 2022 to 38.9% in the first six months of fiscal 2023. The increase was mainly due to higher commissions paid and losses and loss adjustment expense at UCS.

●

Employee costs increased from $11,996,506 in the first six months of fiscal 2022 to $15,950,817 in the first six months of fiscal 2023, an increase of 33.0%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions, hiring within our other broadband businesses, surety brokerage operations and BOAM.

●

Professional fees in the first six months of fiscal 2023 were $2,572,488, or 5.5% of total revenues, as compared to $3,289,379, or 8.8% of total revenues, in the first six months of fiscal 2022. The decrease was mainly related to the professional fees associated with Yellowstone completing its business combination with SHG during the first six months of fiscal 2022.

●

General and administrative expenses in the first six months of fiscal 2023 were $7,925,446, or 16.9% of total revenues, as compared to $5,973,670, or 16.1% of total revenues, in the first six months of fiscal 2022. The increase was mainly driven by the InfoWest and Go Fiber acquisitions as well as growth within our other broadband businesses.

●

Non-cash expenses in the first six months of fiscal 2023 included $5,720,493 in depreciation expense, $3,632,910 in amortization expense, and $107,646 in accretion expense related to asset retirement obligations for certain billboard assets. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions as well as investments at Utah Broadband.

Net Loss from Operations. Net loss from operations for the first six months of fiscal 2023 was $4,619,696, or 9.8% of total revenues, as compared to a net loss from operations of $3,166,718, or 8.5% of total revenues, in the first six months of fiscal 2022. The increase in net loss from operations in dollars was primarily due to an increase in depreciation and amortization expense related to our InfoWest and Go Fiber acquisitions and investments at Utah Broadband, costs associated with hiring within our broadband and asset management businesses and costs associated with hiring within our asset management business, which were partially offset by improved operations within our billboard business and insurance business. Our net loss from operations included $9,461,049 from non-cash depreciation, amortization and accretion expenses in the first six months of fiscal 2023, as compared to $6,770,809 in the first six months of fiscal 2022.

Other Income (Expense). During the first six months of fiscal 2023, we had net other income of $1,242,900. Net other income included $370,446 in equity in income of unconsolidated affiliates mainly related to non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in the remeasurement of our previously-held interest in 24th Street, which was partially offset by our share of Sky Harbour's loss from operations during the first six months of fiscal 2023 which we account for under the equity method, interest and dividend income of $842,956, and other investment income mainly related to the Sky Harbour warrants held by Boston Omaha, which was partially offset by the impact of the fair value mark-to-market adjustments recorded for the commercial real estate assets held within each of the 24th Street Funds. These items were partially offset by interest expense of $575,717 mainly incurred under Link's term loan. During the first six months of fiscal 2022, we had net other income of $10,720,978, which included a gain of $24,977,740 related to the deconsolidation of Yellowstone, $1,837,211 related to the remeasurement of Yellowstone's public warrants from January 1, 2022 to January 25, 2022 and interest and dividend income of $118,411. These items were partially offset by $14,318,240 in other investment losses mainly related to public securities held by Boston Omaha and UCS, a loss of $1,288,964 mainly related to our equity method position in Sky Harbour and interest expense of $605,180 mainly incurred under Link's term loan.

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

Additionally, we have evaluated our investment in Sky Harbour as of June 30, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour's stock price for a period of time during the first six months of fiscal 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $7.78 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net (Loss) Income Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $1,779,542 in the first six months of fiscal 2023, or a loss per share of $0.06, based on 30,876,835 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $4,806,254 in the first six months of fiscal 2022, or income per share of $0.16, based on 29,761,082 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the second quarter of fiscal 2023 and the second quarter of fiscal 2022:

Results of Billboard Operations

	For the Three Months Ended June 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$10,835,524	100.0%	$9,825,164	100.0%
Cost of Revenues
Ground rents	1,993,554	18.4%	1,917,756	19.5%
Utilities	443,007	4.1%	407,061	4.2%
Commissions paid	833,397	7.7%	796,754	8.1%
Other costs of revenues	538,666	4.9%	534,211	5.4%
Total cost of revenues	3,808,624	35.1%	3,655,782	37.2%
Gross margin	7,026,900	64.9%	6,169,382	62.8%
Other Operating Expenses
Employee costs	1,790,992	16.5%	1,715,749	17.5%
Professional fees	299,799	2.8%	111,748	1.1%
Depreciation	1,263,469	11.7%	1,130,239	11.5%
Amortization	983,385	9.1%	906,111	9.2%
General and administrative	1,023,269	9.4%	888,448	9.0%
Accretion	53,823	0.5%	47,490	0.5%
Gain on disposition of assets	31,376	0.3%	34,202	0.4%
Total expenses	5,446,113	50.3%	4,833,987	49.2%
Segment Income from Operations	1,580,787	14.6%	1,335,395	13.6%
Interest expense, net	(213,901)	(2.0%)	(288,169)	(2.9%)
Other investment loss	(9,754)	(0.1%)	-	-
Net Income Attributable to Common Stockholders	$1,357,132	12.5%	$1,047,226	10.7%

Comparison of the Second Quarter of Fiscal 2023 to the Second Quarter of Fiscal 2022. In the second quarter of fiscal 2023, there was a 10.3% increase in net billboard revenues from the second quarter of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022. The key factors affecting our billboard operations results during the second quarter of fiscal 2023 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 19.5% in the second quarter of fiscal 2022 to 18.4% in the second quarter of fiscal 2023.

●	Commissions paid as a percentage of total segment operating revenues decreased slightly from 8.1% in the second quarter of fiscal 2022 to 7.7% in the second quarter of fiscal 2023.

●

Employee costs as a percentage of total segment operating revenues decreased from 17.5% in the second quarter of fiscal 2022 to 16.5% in the second quarter of fiscal 2023. The decrease is due to organic revenue growth as well as the impact from the Elevation acquisition.

●	General and administrative expenses increased slightly as a percentage of total segment operating revenues from 9.0% in the second quarter of fiscal 2022 to 9.4% in the second quarter of fiscal 2023.

●	Depreciation and amortization expense increased by $133,230 and $77,274, respectively, from the second quarter of fiscal 2022. The increases are primarily due to the Elevation acquisition.

●

Net interest expense was $213,901 in the second quarter of fiscal 2023 compared to net interest expense of $288,169 in the second quarter of fiscal 2022. The decrease is driven by interest income from investing excess cash in U.S. Treasury securities.

Results of Broadband Operations

	For the Three Months Ended June 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$8,695,235	100.0%	$8,078,580	100.0%
Cost of Revenues
Network operations and data costs	838,813	9.6%	1,186,914	14.7%
Programming costs	24,948	0.3%	24,814	0.3%
Cell site rent and utilities	447,638	5.1%	305,776	3.8%
Other costs of revenues	970,776	11.2%	553,308	6.8%
Total cost of revenues	2,282,175	26.2%	2,070,812	25.6%
Gross margin	6,413,060	73.8%	6,007,768	74.4%
Other Operating Expenses
Employee costs	3,411,311	39.2%	2,750,355	34.0%
Professional fees	265,498	3.1%	200,092	2.5%
Depreciation	1,686,893	19.4%	844,752	10.5%
Amortization	807,436	9.3%	770,601	9.5%
General and administrative	1,582,787	18.2%	1,353,570	16.8%
Accretion	-	-	3,434	0.0%
Gain on disposition of assets	(26,130)	(0.3%)	(2,108)	0.0%
Total expenses	7,727,795	88.9%	5,920,696	73.3%
Segment (Loss) Income from Operations	(1,314,735)	(15.1%)	87,072	1.1%
Interest income (expense), net	9,646	0.1%	(6,353)	(0.1%)
Noncontrolling interest in subsidiary income	(10,803)	(0.1%)	(240,425)	(3.0%)
Net Loss Attributable to Common Stockholders	$(1,315,892)	(15.1%)	$(159,706)	(2.0%)

Comparison of the Second Quarter of Fiscal 2023 to the Second Quarter of Fiscal 2022. In the second quarter of fiscal 2023, total operating revenues increased by 7.6% when compared to the second quarter of fiscal 2022 mainly reflecting subscriber growth across all of our markets. The key factors affecting our broadband operations results during the second quarter of fiscal 2023 were as follows:

●	Total cost of revenues increased slightly as a percentage of total segment operating revenues from 25.6% in the second quarter of fiscal 2022 to 26.2% in the second quarter of fiscal 2023.

●

Employee costs in the second quarter of fiscal 2023 increased by 24.0% from the second quarter of fiscal 2022. The increase is mainly due to hiring within our InfoWest, Utah Broadband and FFH businesses.

●	Professional fees as a percentage of total segment operating revenues increased slightly from 2.5% in the second quarter of fiscal 2022 to 3.1% in the second quarter of fiscal 2023.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 16.8% in the second quarter of fiscal 2022 to 18.2% in the second quarter of fiscal 2023. The increase is mainly due to growth within our InfoWest and Utah Broadband business.

●	Depreciation and amortization expense increased by $842,141 and $36,835, respectively, from the second quarter of fiscal 2022. The increase in depreciation expense is mainly driven by the InfoWest and Go Fiber acquisitions as well as continued investments at Utah Broadband.

Results of Insurance Operations

	For the Three Months Ended June 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$3,458,627	76.2%	$2,407,523	80.5%
Insurance commissions	594,540	13.1%	494,244	16.5%
Investment and other income	486,975	10.7%	89,505	3.0%
Total operating revenues	4,540,142	100.0%	2,991,272	100.0%
Cost of Revenues
Commissions paid	1,056,532	23.3%	613,117	20.5%
Premium taxes, fees, and assessments	48,724	1.1%	77,612	2.6%
Losses and loss adjustment expense	641,122	14.1%	310,065	10.4%
Total cost of revenues	1,746,378	38.5%	1,000,794	33.5%
Gross margin	2,793,764	61.5%	1,990,478	66.5%
Other Operating Expenses
Employee costs	1,645,494	36.2%	1,376,236	46.0%
Professional fees	185,884	4.1%	79,347	2.6%
Depreciation	35,325	0.8%	10,590	0.4%
Amortization	40,062	0.9%	47,061	1.6%
General and administrative	595,587	13.1%	456,233	15.2%
Total expenses	2,502,352	55.1%	1,969,467	65.8%
Segment Income from Operations	291,412	6.4%	21,011	0.7%
Interest expense, net	(2)	(0.0%)	-	-
Other investment income (loss)	46,023	1.0%	(1,844,331)	(61.7%)
Net Income (Loss) Attributable to Common Stockholders	$337,433	7.4%	$(1,823,320)	(61.0%)

Comparison of the Second Quarter of Fiscal 2023 to the Second Quarter of Fiscal 2022. In the second quarter of fiscal 2023, total operating revenues increased by 51.8% when compared to the second quarter of fiscal 2022, mainly due to increased earned premium and investment and other income at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the second quarter of fiscal 2023 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 43.7% in the second quarter of fiscal 2023 when compared to the second quarter of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first six months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations increased by 20.3% in the second quarter of fiscal 2023 when compared to the second quarter of fiscal 2022, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS increased from $89,505 in the second quarter of fiscal 2022 to $486,975 in the second quarter of fiscal 2023, mainly due to the increase in interest rates over the past 12 months.

●

Commissions paid as a percentage of total segment operating revenues increased from 20.5% in the second quarter of fiscal 2022 to 23.3% in the second quarter of fiscal 2023, mainly driven by increased written premium through outside insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 10.4% in the second quarter of fiscal 2022 to 14.1% in the second quarter of fiscal 2023. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs in the second quarter of fiscal 2023 increased by 19.6% from the second quarter of fiscal 2022. The increase is mainly due to incentive plan payments as well as the hiring of production-based roles within our surety brokerage operations.

●

General and administrative expenses in the second quarter of fiscal 2023 increased by 30.5% from the second quarter of fiscal 2022. The increase is driven by higher IT system implementation related expenses.

●

During the second quarter of fiscal 2023, our segment income from insurance operations of $291,412 was increased by other investment income of $46,023 mainly from unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended June 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$145,493	100.0%	-	-
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	145,493	100.0%	-	-
Other Operating Expenses
Employee costs	386,937	265.9%	174,729	-
Professional fees	116,478	80.1%	274,980	-
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	158,107	108.7%	49,669	-
Total expenses	661,522	454.7%	499,378	-
Segment Loss from Operations	(516,029)	(354.7%)	(499,378)	-
Interest and dividend income	30,694	21.1%	-	-
Equity in income of unconsolidated affiliates	4,630,610	3182.7%	-	-
Other investment loss	(1,023,660)	(703.6%)	-	-
Noncontrolling interest in subsidiary loss	908,610	624.5%	-	-
Net Income (Loss) Attributable to Common Stockholders	$4,030,225	2770.0%	$(499,378)	-

Comparison of the Second Quarter of Fiscal 2023 to the Second Quarter of Fiscal 2022. In September 2017, we formed our asset management business. Throughout fiscal 2022 and during the first six months of fiscal 2023 we have been hiring within our asset management business to ensure adequate staffing for the growing demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. Therefore, comparisons of our asset management results for the second quarter of fiscal 2023 to the second quarter of fiscal 2022 may not be meaningful. The key factors affecting our asset management operations results during the second quarter of fiscal 2023 were as follows:

●	Employee costs in the second quarter of fiscal 2023 increased by 121.4% from the second quarter of fiscal 2022 as we continue to hire for key roles within the business.

●	Professional fees in the second quarter of fiscal 2023 decreased by 57.6% from the second quarter of fiscal 2022.

●	General and administrative expenses in the second quarter of fiscal 2023 increased by 218.3% from the second quarter of fiscal 2022.

●	Equity in income of unconsolidated affiliates in the second quarter of fiscal 2023 included non-cash gains recognized related to the remeasurement of our previously-held interest in 24th Street.

●	Other investment loss in the second quarter of fiscal 2023 primarily included the impact of the fair value mark-to-market adjustments recorded related to the commercial real estate assets held within each of the 24th Street Funds.

●	Noncontrolling interest in subsidiary loss in the second quarter of fiscal 2023 mainly included the external limited partners share of GAAP losses within the 24th Street Funds, mainly driven by the mark-to-market adjustments referenced above.

Results of Billboard Operations

	For the Six Months Ended June 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$21,137,747	100.0%	$18,963,313	100.0%
Cost of Revenues
Ground rents	3,997,708	18.9%	3,880,776	20.4%
Utilities	883,401	4.2%	811,197	4.3%
Commissions paid	1,690,802	8.0%	1,526,869	8.1%
Other costs of revenues	1,044,377	4.9%	964,312	5.1%
Total cost of revenues	7,616,288	36.0%	7,183,154	37.9%
Gross margin	13,521,459	64.0%	11,780,159	62.1%
Other Operating Expenses
Employee costs	3,630,482	17.2%	3,458,972	18.3%
Professional fees	469,938	2.2%	228,256	1.2%
Depreciation	2,504,327	11.8%	2,231,595	11.8%
Amortization	1,955,957	9.3%	1,798,550	9.5%
General and administrative	1,947,841	9.2%	1,693,583	8.9%
Accretion	107,646	0.5%	94,025	0.5%
(Gain) loss on disposition of assets	(7,629)	0.0%	(70,197)	-0.4%
Total expenses	10,608,562	50.2%	9,434,784	49.8%
Segment Income from Operations	2,912,897	13.8%	2,345,375	12.3%
Interest expense, net	(487,988)	(2.3%)	(575,027)	(3.0%)
Other investment income (loss)	-	-	-	-
Net Income Attributable to Common Stockholders	$2,424,909	11.5%	$1,770,348	9.3%

Comparison of the First Six Months of Fiscal 2023 to the First Six Months of Fiscal 2022. In the first six months of fiscal 2023, there was a 11.5% increase in net billboard revenues from the first six months of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022. The key factors affecting our billboard operations results during the first six months of fiscal 2023 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 20.4% in the first six months of fiscal 2022 to 18.9% in the first six months of fiscal 2023.

●	Commissions paid as a percentage of total segment operating revenues decreased slightly from 8.1% in the first six months of fiscal 2022 to 8.0% in the first six months of fiscal 2023.

●

Employee costs as a percentage of total segment operating revenues decreased from 18.3% in the first six months of fiscal 2022 to 17.2% in the first six months of fiscal 2023. The decrease is due to organic revenue growth as well as the impact from the Elevation acquisition.

●

General and administrative expenses increased slightly as a percentage of total segment operating revenues from 8.9% in the first six months of fiscal 2022 to 9.2% in the first six months of fiscal 2023.

●	Depreciation and amortization expense increased by $272,732 and $157,407, respectively, from the first six months of fiscal 2022. The increases are primarily due to the Elevation acquisition.

●

Net interest expense was $487,988 in the first six months of fiscal 2023 compared to net interest expense of $575,027 in the first six months of fiscal 2022. The decrease is driven by interest income from investing excess cash in U.S. Treasury securities.

Results of Broadband Operations

	For the Six Months Ended June 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$17,235,141	100.0%	$12,155,526	100.0%
Cost of Revenues
Network operations and data costs	2,074,949	12.0%	1,691,982	13.9%
Programming costs	49,584	0.3%	40,905	0.3%
Cell site rent and utilities	829,202	4.8%	481,825	4.0%
Other costs of revenues	1,902,791	11.1%	766,875	6.3%
Total cost of revenues	4,856,526	28.2%	2,981,587	24.5%
Gross margin	12,378,615	71.8%	9,173,939	75.5%
Other Operating Expenses
Employee costs	6,931,893	40.2%	4,567,654	37.6%
Professional fees	394,152	2.3%	406,451	3.4%
Depreciation	3,090,629	17.9%	1,448,627	11.9%
Amortization	1,596,830	9.3%	1,024,293	8.4%
General and administrative	3,411,732	19.8%	2,008,624	16.5%
Accretion	-	0.0%	6,831	0.1%
Loss on disposition of assets	(32,520)	(0.2%)	48,088	0.4%
Total expenses	15,392,716	89.3%	9,510,568	78.3%
Segment Loss from Operations	(3,014,101)	(17.5%)	(336,629)	(2.8%)
Interest income (expense), net	5,652	0.0%	(10,524)	(0.1%)
Noncontrolling interest in subsidiary loss (income)	45,318	0.3%	(306,603)	(2.5%)
Net Loss Attributable to Common Stockholders	$(2,963,131)	(17.2%)	$(653,756)	(5.4%)

Comparison of the First Six Months of Fiscal 2023 to the First Six Months of Fiscal 2022. In the first six months of fiscal 2023, total operating revenues increased by 41.8% when compared to the first six months of fiscal 2022 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions which were completed on April 1, 2022. The key factors affecting our broadband operations results during the first six months of fiscal 2023 were as follows:

●	Total cost of revenues increased as a percentage of total segment operating revenues from 24.5% in the first six months of fiscal 2022 to 28.2% in the first six months of fiscal 2023. The increase is mainly driven by the InfoWest and Go Fiber acquisitions.

●

Employee costs in the first six months of fiscal 2023 increased by 51.8% from the first six months of fiscal 2022. The increase is mainly due to the InfoWest and Go Fiber acquisitions and hiring within our Utah Broadband and FFH businesses.

●	Professional fees as a percentage of total segment operating revenues decreased from 3.4% in the first six months of fiscal 2022 to 2.3% in the first six months of fiscal 2023.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 16.5% in the first six months of fiscal 2022 to 19.8% in the first six months of fiscal 2023. The increase as a percent of revenues is mainly due to the InfoWest and Go Fiber acquisitions.

●	Depreciation and amortization expense increased by $1,642,002 and $572,537, respectively, from the first six months of fiscal 2022. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions.

Results of Insurance Operations

	For the Six Months Ended June 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$6,565,900	77.1%	$4,695,972	77.4%
Insurance commissions	1,070,666	12.6%	1,191,444	19.6%
Investment and other income	877,232	10.3%	181,708	3.0%
Total operating revenues	8,513,798	100.0%	6,069,124	100.0%
Cost of Revenues
Commissions paid	1,912,963	22.5%	1,293,515	21.3%
Premium taxes, fees, and assessments	181,954	2.1%	125,675	2.1%
Losses and loss adjustment expense	1,214,493	14.3%	762,495	12.5%
Total cost of revenues	3,309,410	38.9%	2,181,685	35.9%
Gross margin	5,204,388	61.1%	3,887,439	64.1%
Other Operating Expenses
Employee costs	3,290,166	38.7%	2,769,737	45.6%
Professional fees	232,334	2.7%	152,018	2.5%
Depreciation	70,861	0.8%	18,393	0.3%
Amortization	80,123	0.9%	94,123	1.6%
General and administrative	1,009,771	11.9%	1,026,339	17.0%
Total expenses	4,683,255	55.0%	4,060,610	67.0%
Segment Income (Loss) from Operations	521,133	6.1%	(173,171)	(2.9%)
Interest expense, net	(371)	(0.0%)	-	-
Other investment income (loss)	345,197	4.1%	(2,943,875)	(48.5%)
Net Income (Loss) Attributable to Common Stockholders	$865,959	10.2%	$(3,117,046)	(51.4%)

Comparison of the First Six Months of Fiscal 2023 to the First Six Months of Fiscal 2022. In the first six months of fiscal 2023, total operating revenues increased by 40.3% when compared to the first six months of fiscal 2022, mainly due to increased earned premium and investment and other income at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first six months of fiscal 2023 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 39.8% in the first six months of fiscal 2023 when compared to the first six months of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first six months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 10.1% in the first six months of fiscal 2023 when compared to the first six months of fiscal 2022, mainly due to reduced production through outside insurance carriers.

●

Investment and other income at UCS increased from $181,708 in the first six months of fiscal 2022 to $877,232 in the first six months of fiscal 2023, mainly due to the increase in interest rates over the past 12 months.

●

Commissions paid as a percentage of total segment operating revenues increased from 21.3% in the first six months of fiscal 2022 to 22.5% in the first six months of fiscal 2023, mainly driven by increased written premium through outside insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 12.5% in the first six months of fiscal 2022 to 14.3% in the first six months of fiscal 2023. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs in the first six months of fiscal 2023 increased by 18.8% from the first six months of fiscal 2022. The increase is mainly due to incentive plan payments as well as the hiring of production-based roles within our surety brokerage operations.

●

General and administrative expenses in the first six months of fiscal 2023 decreased by 1.6% from the first six months of fiscal 2022. The decrease is mainly driven by a $248,272 reduction of the contingent consideration related to the ACS acquisition and was partially offset by higher IT system implementation related expenses.

●

During the first six months of fiscal 2023, our segment income from insurance operations of $521,133 was increased by other investment income of $345,197 mainly from unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Six Months Ended June 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$145,493	100.0%	-	-
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	145,493	100.0%	-	-
Other Operating Expenses
Employee costs	749,311	515.0%	196,790	-
Professional fees	233,497	160.5%	471,593	-
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	238,670	164.0%	77,398	-
Total expenses	1,221,478	839.5%	745,781	-
Segment Loss from Operations	(1,075,985)	(739.5%)	(745,781)	-
Interest and dividend income	38,148	26.2%	-	-
Equity in income of unconsolidated affiliates	4,630,610	3182.7%	-	-
Other investment loss	(1,023,660)	(703.6%)	-	-
Noncontrolling interest in subsidiary loss	971,187	667.5%	-	-
Net Income (Loss) Attributable to Common Stockholders	$3,540,300	2433.3%	$(745,781)	-

Comparison of the First Six Months of Fiscal 2023 to the First Six Months of Fiscal 2022. In September 2017, we formed our asset management business. Throughout fiscal 2022 and during the first six months of fiscal 2023 we have been hiring within our asset management business to ensure adequate staffing for the growing demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. Therefore, comparisons of our asset management results for the  first six months of fiscal 2023 to the first six months of fiscal 2022 may not be meaningful. The key factors affecting our insurance operations results during the first six months of fiscal 2023 were as follows:

●	Employee costs in the first six months of fiscal 2023 increased by 280.8% from the first six months of fiscal 2022 as we continue to hire for key roles within the business.

●	Professional fees in the first six months of fiscal 2023 decreased by 50.5% from the first six months of fiscal 2022.

●	General and administrative expenses in the first six months of fiscal 2023 increased by 208.4% from the first six months of fiscal 2022.

●	Equity in income of unconsolidated affiliates in the first six months of fiscal 2023 included non-cash gains recognized related to the remeasurement of our previously-held interest in 24th Street.

●

Other investment loss in the first six months of fiscal 2023 primarily included the impact of the fair value mark-to-market adjustments recorded related to the commercial real estate assets held within each of the 24th Street Funds.

●

Noncontrolling interest in subsidiary loss in the first six months of fiscal 2023 mainly included the external limited partners share of  GAAP losses within the 24th Street Funds, mainly driven by the mark-to-market adjustments referenced above.

Cash Flows

Cash Flows for the First Six Months of Fiscal 2023 compared to the First Six Months of Fiscal 2022

The table below summarizes our cash flows, in dollars, for the first six months of fiscal 2023 and the first six months of fiscal 2022:

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$4,363,708	$(14,679,836)
Net cash (used in) provided by investing activities	(39,149,019)	110,796,471
Net cash provided by (used in) financing activities	39,696,268	(116,124,168)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,910,957	$(20,007,533)

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was $4,363,708 for the first six months of fiscal 2023 compared to net cash used in operating activities of $14,679,836 for the first six months of fiscal 2022. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and insurance businesses, positive operating cash flow impact from the InfoWest and Go Fiber acquisitions, and the 2021 bonus payments under our Management Incentive Bonus Plan, which totaled $15,000,000 and were paid in January 2022. These items were partially offset by operating costs within our FFH business and our asset management business.

Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $39,149,019 for the first six months of fiscal 2023 as compared with net cash provided by investing activities of $110,796,471 for the first six months of fiscal 2022. The decrease in net cash provided by investing activities is primarily attributable to $7,616,590 in net purchases of mainly U.S. Treasury securities, $20,915,576 in capital expenditures, $5,640,072 in business acquisitions and $3,120,409 in payments on short-term payables for business acquisitions.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities was $39,696,268 during the first six months of fiscal 2023 as compared to net cash used financing activities of $116,124,168 during the first six months of fiscal 2022. During the first six months of fiscal 2023, net cash provided by financing activities mainly consisted of $37,526,663 in gross proceeds raised through the sale of Class A common stock using our "at the market" program and $4,300,000 in contributions received from noncontrolling interests, partially offset by offering costs of $1,268,110 and $766,429 in principal payments on Link's term loan.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in March 2020, December 2020, April 2022 and June 2023, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At June 30, 2023, we had approximately $32 million in unrestricted cash and approximately $44 million in short-term treasury securities (excludes $25 million of short-term treasury securities held by funds consolidated by BOAM). Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, par value $0.001 per share (the “Class A common stock”), with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock in December 2022 for gross proceeds of approximately $205 thousand and 1,532,065 shares of our Class A common stock during the first six months of fiscal 2023 for gross sale proceeds of approximately $37.5 million.

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

For sales of shares of Class A common stock under the ATM Program through WFS, we will pay WFS a commission at a mutually agreed rate of 3% of the gross sales price per share of Class A common stock sold under the ATM Program. We have no obligation to sell any shares under the 2022 Sales Agreement and may at any time suspend the ATM Program under the 2022 Sales Agreement. The 2022 Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the 2022 Sales Agreement will automatically terminate upon the issuance and sale of all of the shares available for sale under the ATM Program through WFS. In addition, we may terminate the Sales Agreement with WFS without penalty upon 10 days' notice.

The foregoing description of the 2022 Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 1.1 to the Current Report on Form 8-K dated December 8, 2022 and is incorporated herein by reference.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), which modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of June 30, 2023 consists of Link’s Term Loan borrowings of $27,732,841, of which $798,297 is classified as current. There were no amounts outstanding related to the revolving line of credit as of June 30, 2023.

Principal amounts under the Term Loan were payable in monthly installments according to a 15-year amortization schedule with principal payments commencing on January 1, 2022. Starting July 1, 2023, principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. The Term Loan is payable in full on December 6, 2028. During the first three years of the Term Loan, Link may prepay up to 10% of the loan principal in each year without incurring any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 3.0% and 0.5%. After three years, there is no prepayment penalty. The Term Loan has a fixed interest rate of 4.00% per annum. The revolving line of credit loan facility has a $5,000,000 maximum availability. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2023.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of June 30, 2023.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of June 30, 2023, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

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

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At June 30, 2023, we had approximately $32 million in unrestricted cash and $44 million in short-term treasury securities (excludes $25 million of short-term treasury securities held by funds consolidated by BOAM).

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

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2023, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 24, 2023. Other than as discussed below, we believe that at June 30, 2023, there has been no material change to this information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures thatare designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that its disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2023 related to the risk assessment of our investment in unconsolidated entities who are required to apply specialized industry accounting. Specifically, the Company did not design and implement effective controls addressing the technical accounting complexities associated with companies who are required to apply investment company accounting guidance. This material weakness could result in a misstatement of the recorded investment in unconsolidated affiliates as well as the equity in income of unconsolidated affiliates that would not be prevented or detected on a timely basis.

Remediation Plan

Management has been implementing and continues to implement measures designed to remediate the control deficiencies contributing to the material weakness, such that these controls are designed, implemented and operating effectively. The remediation actions include performing an assessment of risks of material misstatement associated with the accounting and financial reporting for our investments in companies which are required to follow specialized industry accounting, evaluating the assignment of responsibilities associated with the accounting for investment companies, including considering hiring additional resources and providing additional training to existing resources.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 24, 2023, with the following updated risk factor.  Any of the risk factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we current deem immaterial may also impair our business or results of operations.  We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

In 2021, we identified a material weakness in our internal control over financial reporting in connection with our accounting for certain complex features associated with our prior ownership in Yellowstone, a special purpose acquisition company. In 2023, we identified a material weakness in our internal control over financial reporting for certain previous accounting for our investment in the 24th Street Funds under Accounting Standards Codification 323, Equity Method and Joint Ventures.  Although the material weakness related to our accounting in Yellowstone was subsequently remediated and we believe we have taken the steps necessary to remediate the material weakness related to our accounting for our interest in the 24th Street Funds, any future material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

We also recently identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2022. Specifically, our management has concluded that the Company did not design and implement effective controls addressing the technical accounting complexities associated with valuing our interest in the 24th Street Funds due to the nature of 24th Street as an investment company under ASC 323.  We revised our Consolidated Balance Sheets as of December 31, 2022, to reflect our proportionate share of reported earnings pursuant to investment company accounting requirements related to our previous investment in the 24th Street Funds. This material weakness did not require a restatement of our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 as our evaluation concluded that the impact quantitatively and qualitatively was not material to any of the prior periods. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023.  We have implemented new accounting procedures to implement ASC 323 for the 24th Street Funds assets and will test this remediation over the next several quarters to confirm that these efforts at remediation are effective.

Although the material weakness relating to our investment in Yellowstone was subsequently remediated and we believe we have taken the steps necessary to remediate the material weakness related to our accounting for our interest in the 24th Street Funds, any failure in the future to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

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

On April 12, 2023, the Company issued to its Chief Accounting Officer and three of its division officers an aggregate of 4,564 shares of its Class A common stock, valued at $100,000 in the aggregate as of the date of issuance. The shares were issued as a bonus for services rendered to the Company under an exemption available pursuant to Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was paid for the shares.

As previously reported, in connection with the acquisition of the remaining equity interests in 24th Street on May 1, 2023, the Company issued 45,644 shares of its Class A common stock, including to entities controlled by Brendan Keating, a director of the Company and the principal owner of 24th Street, as partial consideration for our acquisition of all remaining interests in 24th Street. The shares issued in the transaction are unregistered and have no registration rights. The shares were issued under an exemption available pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

August 14, 2023

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

August 14, 2023

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial Officer)

August 14, 2023

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

August 14, 2023