Form 10-Q
period 2023-09-30
BOSTON OMAHA Corp
filed 2023-11-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,249,443 shares of Class A common stock and 1,055,560 shares of Class B common stock as of November 10, 2023.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2023

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Nine Months Ended September 30, 2023 and 2022

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	September 30,	December 31,
	2023	2022

Current Assets:
Cash and cash equivalents	$30,957,099	$25,493,141
Cash held by BOAM funds and other	6,716,881	8,146,792
Accounts receivable, net	7,432,339	5,831,366
Interest receivable	171,378	196,066
Short-term investments	8,600,527	6,288,828
Marketable equity securities	4,001,347	8,768,938
U. S. Treasury securities	53,549,016	33,520,401
Funds held as collateral assets	14,391,102	21,026,579
Prepaid expenses	4,500,520	4,689,132

Total Current Assets	130,320,209	113,961,243

Property and Equipment, net	149,152,032	115,589,940

Other Assets:
Goodwill	181,466,376	179,463,522
Intangible assets, net	65,621,440	68,342,042
Investments	67,852,244	26,136,636
Investments in unconsolidated affiliates	105,378,028	118,218,389
Deferred policy acquisition costs	1,548,078	1,255,320
Right of use assets	62,617,989	64,719,405
Other	121,425	116,402

Total Other Assets	484,605,580	458,251,716

Total Assets	$764,077,821	$687,802,899

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2023	2022

Current Liabilities:
Accounts payable and accrued expenses	$14,038,730	$10,963,784
Short-term payables for business acquisitions	831,743	4,219,358
Lease liabilities	5,127,376	5,203,981
Funds held as collateral	14,391,102	21,026,579
Unearned premiums	8,415,772	7,158,726
Current maturities of long-term debt	806,485	1,545,090
Deferred revenue	2,617,849	2,531,222
Other current liabilities	-	330,000

Total Current Liabilities	46,229,057	52,978,740

Long-term Liabilities:
Asset retirement obligations	3,739,985	3,569,580
Lease liabilities	57,299,674	59,281,733
Long-term debt, less current maturities	26,731,345	26,954,180
Other long-term liabilities	1,523,650	335,828
Deferred tax liability	13,641,262	14,939,607

Total Liabilities	149,164,973	158,059,668

Redeemable Noncontrolling Interest	15,665,053	15,713,021

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,249,443 and 28,650,688 shares issued and outstanding, respectively	30,250	28,651
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	521,686,630	483,917,938
Retained earnings	19,251,449	22,673,497

Total Boston Omaha Stockholders' Equity	540,969,385	506,621,142
Noncontrolling interests	58,278,410	7,409,068
Total Equity	599,247,795	514,030,210

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$764,077,821	$687,802,899

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues:
Billboard rentals, net	$10,891,979	$9,942,846	$32,029,726	$28,906,159
Broadband services	8,995,678	8,102,935	26,230,819	20,258,461
Premiums earned	3,727,219	2,860,451	10,293,119	7,556,423
Insurance commissions	378,987	383,830	1,449,653	1,575,274
Investment and other income	554,238	157,484	1,576,963	339,192

Total Revenues	24,548,101	21,447,546	71,580,280	58,635,509

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,810,639	3,503,615	11,426,927	10,686,769
Cost of broadband revenues (exclusive of depreciation and amortization)	2,360,828	2,201,630	7,217,354	5,183,217
Cost of insurance revenues (exclusive of depreciation and amortization)	1,822,550	1,830,792	5,131,960	4,012,477
Employee costs	8,080,596	6,750,906	24,031,413	18,747,412
Professional fees	1,249,036	1,120,078	3,821,524	4,409,457
General and administrative	4,198,682	3,543,482	12,124,128	9,517,152
Amortization	1,877,884	1,757,654	5,510,794	4,674,620
Depreciation	3,105,126	2,412,597	8,825,619	6,165,584
Loss (gain) on disposition of assets	(68,366)	70,309	(108,515)	48,200
Accretion	53,855	51,680	161,501	152,536

Total Costs and Expenses	26,490,830	23,242,743	78,142,705	63,597,424

Net Loss from Operations	(1,942,729)	(1,795,197)	(6,562,425)	(4,961,915)

Other Income (Expense):
Interest and dividend income	1,077,987	149,324	1,920,943	267,735
Equity in (loss) income of unconsolidated affiliates	(125,970)	436,157	244,476	(852,807)
Other investment (loss) income	(1,894,969)	(459,745)	(1,289,754)	(14,777,985)
Gain recognized on deconsolidation of special purpose acquisition company	-	-	-	24,977,740
Remeasurement of warrant liability	-	-	-	1,837,211
Interest expense	(287,084)	(304,594)	(862,801)	(909,774)

Net (Loss) Income Before Income Taxes	(3,172,765)	(1,974,055)	(6,549,561)	5,580,205
Income tax benefit (provision)	717,596	673,924	1,298,345	(1,767,479)

Net (Loss) Income	(2,455,169)	(1,300,131)	(5,251,216)	3,812,726
Noncontrolling interest in subsidiary loss (income)	812,663	(108,390)	1,829,168	(414,993)

Net (Loss) Income Attributable to Common Stockholders	$(1,642,506)	$(1,408,521)	$(3,422,048)	$3,397,733

Basic Net (Loss) Income per Share	$(0.05)	$(0.05)	$(0.11)	$0.11

Diluted Net (Loss) Income per Share	$(0.05)	$(0.05)	$(0.11)	$0.11

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,370,760	29,698,361	31,021,126	29,698,361

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,370,760	29,698,361	31,021,126	29,763,333

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2021	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$-	$12,440,097	$496,325,219

Offering costs	-	-	-	-	(2,551)	-	-	(2,551)

Increase in redeemable noncontrolling interest	-	-	-	-	307,182	-	-	307,182

Net income attributable to common stockholders, March 31, 2022	-	-	-	-	-	-	16,302,593	16,302,593

Ending Balance, March 31, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,160,054	$-	$28,742,690	$512,932,443

Offering costs	-	-	-	-	(117,553)	-	-	(117,553)

Contributions from noncontrolling interests	-	-	-	-	100,000	-	-	100,000

Net loss attributable to common stockholders, June 30, 2022	-	-	-	-	-	-	(11,496,339)	(11,496,339)

Ending Balance, June 30, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,142,501	$-	$17,246,351	$501,418,551

Offering costs	-	-	-	-	(48,544)	-	-	(48,544)

Increase in redeemable noncontrolling interest	-	-	-	-	-	-	-	-

Net loss attributable to common stockholders, September 30, 2022	-	-	-	-	-	-	(1,408,521)	(1,408,521)

Ending Balance, September 30, 2022	28,642,801	1,055,560	$28,643	$1,056	$484,093,957	$-	$15,837,830	$499,961,486

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2022	28,650,688	1,055,560	$28,651	$1,056	$483,917,938	$7,409,068	$22,673,497	$514,030,210

Stock issued for cash	1,097,824	-	1,098	-	28,104,363	-	-	28,105,461

Stock issued as compensation	16,482	-	16	-	420,352	-	-	420,368

Offering costs	-	-	-	-	(867,891)	-	-	(867,891)

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	3,300,000	-	3,300,000

Net loss attributable to noncontrolling interests	-	-	-	-	-	(62,576)	-	(62,576)

Net loss attributable to common stockholders, March 31, 2023	-	-	-	-	-	-	(3,321,154)	(3,321,154)

Ending Balance, March 31, 2023	29,764,994	1,055,560	$29,765	$1,056	$511,574,762	$10,646,492	$19,352,343	$541,604,418

Offering costs	-	-	-	-	(400,219)		-	(400,219)

Stock issued for cash	434,241	-	434	-	9,420,768	-	-	9,421,202

Stock issued as compensation	4,564	-	5	-	99,995	-	-	100,000

Stock issued for purchase of 24th Street Asset Management	45,644	-	46	-	1,003,274	-	-	1,003,320

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	1,000,000	-	1,000,000

Noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	47,184,338	-	47,184,338

Net loss attributable to minority interests	-	-	-	-	-	(908,612)	-	(908,612)

Net income attributable to common stockholders, June 30, 2023	-	-	-	-	-		1,541,612	1,541,612

Ending Balance, June 30, 2023	30,249,443	1,055,560	$30,250	$1,056	$521,698,580	$57,922,218	$20,893,955	$600,546,059

Offering costs	-	-	-	-	(11,950)	-	-	(11,950)

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	500,000	-	500,000

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	(81,638)	-	(81,638)

Contributions from noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	697,668	-	697,668

Minority owner contribution, General Indemnity	-	-	-	-	-	50,175	-	50,175

Net loss attributable to minority interests	-	-	-	-	-	(810,013)	-	(810,013)

Net loss attributable to common stockholders, September 30, 2023	-	-	-	-	-	-	(1,642,506)	(1,642,506)

Ending Balance, September 30, 2023	30,249,443	1,055,560	$30,250	$1,056	$521,686,630	$58,278,410	$19,251,449	$599,247,795

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$(5,251,216)	$3,812,726
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of right of use assets	4,131,930	3,934,852
Depreciation, amortization, and accretion	14,497,914	10,992,740
Deferred income taxes	(1,298,345)	1,641,588
(Gain) loss on disposition of assets	(108,515)	48,200
Gain on deconsolidation - special purpose acquisition company	-	(24,977,740)
Bad debt expense	163,026	105,744
Equity in (income) loss of unconsolidated affiliates	(244,476)	852,807
Remeasurement of warrant liability	-	(1,837,211)
Other investment income	1,289,754	14,777,985
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(1,763,999)	(1,933,399)
Interest receivable	24,688	(65,118)
Prepaid expenses	190,737	(2,693,300)
Distributions from unconsolidated affiliates	271,355	436,907
Deferred policy acquisition costs	(292,759)	(399,388)
Other assets	(5,023)	(39,904)
Other liabilities, exclusive of debt	(81,728)	-
Accounts payable and accrued expenses	3,067,204	(13,133,226)
Lease liabilities	(4,212,893)	(3,859,237)
Unearned premiums	1,257,046	2,440,883
Deferred revenue	86,627	319,033
Compensation paid in stock	520,368	-

Net Cash Provided by (Used in) Operating Activities	12,241,695	(9,575,058)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(3,387,615)	(791,942)
Payment of contingent consideration	(248,272)	-
Issuance of note receivable	(1,608,100)	-
Business acquisitions, net of cash acquired	(6,979,455)	(40,502,355)
Proceeds from sale of investments - special purpose acquisition company	-	130,190,277
Investment in unconsolidated affiliate	(3,000,000)	(45,000,000)
Capital expenditures	(43,104,499)	(30,195,238)
Proceeds from sales of investments	273,577,705	194,179,139
Purchases of investments	(264,208,780)	(103,266,248)

Net Cash (Used in) Provided by Investing Activities	(48,959,016)	104,613,633

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Nine Months Ended
	September 30,
	2023	2022

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$37,526,663	$-
Contributions from noncontrolling interest	5,547,843	100,000
Distributions to noncontrolling interest	(81,638)	-
Redemption of non-controlling interest - special purpose acquisition company	-	(123,068,515)
Payment of deferred underwriting fee - special purpose acquisition company	-	(4,759,615)
Collateral (release) receipt	(6,635,477)	13,004,852
Principal payments of long-term debt	(961,440)	(1,123,280)
Offering costs	(1,280,060)	(168,648)

Net Cash Provided by (Used in) Financing Activities	34,115,891	(116,015,206)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,601,430)	(20,976,631)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	54,666,512	81,694,400

Cash, Cash Equivalents, and Restricted Cash, End of Period	$52,065,082	$60,717,769

Interest Paid in Cash	$852,766	$881,273
Income Taxes Paid in Cash	$58,633	$205,892

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

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 1.     ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, (iv) our asset management business, and (v) our minority investments primarily in real estate, real estate services, private aviation infrastructure, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, our broadband operations are conducted through our subsidiary, Boston Omaha Broadband, LLC, and our asset management operations are conducted through our subsidiary, Boston Omaha Asset Management, LLC.

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through 2023, we have completed more than twenty additional acquisitions of outdoor advertising businesses.

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

For the Nine Months Ended September 30, 2023 and 2022

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

Our consolidated subsidiaries at  September 30, 2023 include:

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

Link Billboards Oklahoma, LLC which we refer to as “LBO”

General Indemnity Group, LLC which we refer to as “GIG”

American Contracting Services, Inc. which we refer to as “ACS”

The Warnock Agency, Inc. which we refer to as “Warnock”

United Casualty and Surety Insurance Company which we refer to as “UCS”

Surety Support Services, Inc. which we refer to as “SSS”

South Coast Surety Insurance Services, LLC which we refer to as “SCS”

Boston Omaha Investments, LLC which we refer to as “BOIC”

Boston Omaha Asset Management, LLC which we refer to as “BOAM”

Fund One Boston Omaha Build for Rent LP which we refer to as “BFR”

BOAM BFR, LLC which we refer to as “BOAM BFR”

BOC Business Services, LLC which we refer to as

“
BBS
”

Yellowstone Acquisition Company which we refer to as “Yellowstone”

BOC Yellowstone, LLC which we refer to as “BOC Yellowstone”

BOC Yellowstone II, LLC which we refer to as “BOC Yellowstone II”

24th Street Asset Management LLC which we refer to as “24th Street”

24th Street Fund I, LLC which we refer to as “24th Street Fund I”

24th Street Fund II, LLC which we refer to as “24th Street Fund II”

Boston Omaha Broadband, LLC which we refer to as “BOB”

FIF AireBeam, LLC which we refer to as “AireBeam”

Fiber Fast Homes, LLC which we refer to as “FFH”

FIF Utah, LLC which we refer to as “FIF Utah”

FIF St George, LLC which we refer to as “FIF St George”

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $1,091,643 and $934,531 for the nine months ended September 30, 2023 and 2022, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Nine Months Ended September 30, 2023 and 2022

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

Retention of Specialized Accounting

Each of 24th Street Fund I and 24th Street Fund II, collectively “the 24th Street Funds,” managed by 24th Street are investment companies and apply specialized industry accounting. We report fund investments on our consolidated balance sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying consolidated statements of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.

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

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revision of Previously Issued Financial Statements

In light of our acquisition of 100% of the membership interests in 24th Street Asset Management LLC (see further discussion within Footnote 6), the Company re-evaluated its previous accounting for its investment in the 24th Street Funds under Accounting Standards Codification 323, Equity Method and Joint Ventures.  As a result, we have revised our consolidated balance sheet as of December 31, 2022, to reflect our proportionate share of reported earnings pursuant to investment company accounting requirements related to our previous investment in the 24th Street Funds.

As a result, we recorded increases to our investments in unconsolidated affiliates, deferred tax liability, and retained earnings of $4,085,040, $991,188, and $3,093,852, respectively.  The effect on total assets, total liabilities, and total stockholders equity as of December 31, 2022 was $4,085,040, $991,188, and $3,093,852, respectively.  The effect on equity in income of unconsolidated affiliates and net income for the year ended December 31, 2022 was an increase of $4,085,040 and $3,093,852, respectively.  Our revisions had no impact on our net loss for the nine months ended September 30, 2023 or September 30, 2022. We evaluated the materiality of the impact quantitatively and qualitatively and concluded it was not material to any of the prior periods.

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

For the Nine Months Ended September 30, 2023 and 2022

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$30,957,099	$25,493,141
Funds held as collateral	14,391,102	21,026,579
Cash held by BOAM funds and other	6,716,881	8,146,792

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$52,065,082	$54,666,512

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2023	2022

Trade accounts	$5,837,447	$4,798,827
Premiums	1,754,509	1,143,918
Allowance for doubtful accounts	(159,617)	(111,379)

Total Accounts Receivable, net	$7,432,339	$5,831,366

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2023	2022

Structures and displays	$65,155,760	$63,585,845
Fiber, towers, and broadband equipment	86,229,376	50,216,957
Land	14,769,458	14,318,292
Vehicles and equipment	10,463,702	6,778,473
Office furniture and equipment	5,304,283	4,884,941
Accumulated depreciation	(32,770,547)	(24,194,568)

Total Property and Equipment, net	$149,152,032	$115,589,940

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $8,825,619 and $6,165,584, respectively.

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

Our preliminary purchase price allocation related to 24th Street Asset Management includes carried interest and goodwill of $9,110,478 and $536,626, respectively. Because the carried interest represents an intercompany receivable from the 24th Street Funds, which we also consolidate, we eliminate the carried interest balance in consolidation. The purchase price related to 24th Street Asset Management primarily represents our estimate of the carried interest in the 24th Street Funds that the Company will receive if and when the underlying investments in the 24th Street Funds are sold.

Broadband Acquisition

On June 16, 2023, our subsidiary, FIF St. George, acquired from Pro Communication and Construction Services, LLC, which we refer to as “ProComm,” broadband construction equipment and related assets for a purchase price of $2,881,000 paid in cash. The acquisition was completed for the purpose of expanding our broadband presence in the Midwestern United States. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Midwestern United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for equipment and permits.  Our preliminary purchase price allocation related to ProComm includes property, plant and equipment, intangibles, and goodwill of $844,500, $1,046,000 and $990,500, respectively.  The intangible assets primarily include customer relationships which have a useful life of fifteen years.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

Under the terms of the Agreement, FIF St George, LLC assumed only certain liabilities of InfoWest and Go Fiber. The total purchase price of $48,573,149 was paid 80% in cash, and the remaining 20% of the purchase price was paid by issuing to InfoWest and Go Fiber 20% of the outstanding equity of FIF St George, LLC. At any time, InfoWest and Go Fiber have the option, but not the obligation, to sell FIF St George, LLC its entire ownership interest in FIF St George, LLC. FIF St George, LLC would be obligated to purchase the units and pay for the purchase over a three-year period if InfoWest and Go Fiber elect to exercise this option. Subject to the occurrence of certain future events, FIF St George, LLC has the option, but not the obligation, to purchase InfoWest and Go Fiber’s ownership interest in FIF St George, LLC, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.  The 20% interest owned by InfoWest and Go Fiber is included within “Redeemable Noncontrolling interest” in our consolidated Balance Sheets.

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

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September 30, 2023 and 2022

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2022. For all of the business acquisitions, depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from two years to fifteen years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from two to fifty years.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$24,548,101	$22,336,346	$72,481,170	$65,641,270

Net (Loss) Income Attributable to Common Stockholders	$(1,642,506)	$(1,106,387)	$(3,156,858)	$5,359,739

Basic Net (Loss) Income per Share	$(0.05)	$(0.04)	$(0.10)	$0.18

Diluted Net (Loss) Income per Share	$(0.05)	$(0.04)	$(0.10)	$0.18

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,370,760	29,698,361	31,021,126	29,698,361

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,370,760	29,698,361	31,021,126	29,763,333

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$70,231,493	$(32,070,676)	$38,160,817	$69,052,231	$(28,141,423)	$40,910,808
Permits, licenses, and lease acquisition costs	11,782,975	(5,288,377)	6,494,598	11,724,308	(4,479,482)	7,244,826
Site location	849,347	(349,059)	500,288	849,347	(306,708)	542,639
Noncompetition agreements	626,000	(623,995)	2,005	626,000	(578,500)	47,500
Technology	1,128,000	(484,296)	643,704	1,128,000	(410,250)	717,750
Trade names and trademarks	11,152,200	(1,531,604)	9,620,596	11,152,200	(1,089,892)	10,062,308
Nonsolicitation agreement	103,000	(34,721)	68,279	28,000	(28,000)	-
Capitalized contract costs	2,971,500	(313,363)	2,658,137	1,869,350	(151,034)	1,718,316
Indefinite lived intangibles	7,473,016	-	7,473,016	7,097,895	-	7,097,895

Total	$106,317,531	$(40,696,091)	$65,621,440	$103,527,331	$(35,185,289)	$68,342,042

Future Amortization

The future amortization associated with the intangible assets is as follows:

	September 30,
	2024	2025	2026	2027	2028	Thereafter	Total

Customer relationships	$5,308,284	$5,308,284	$5,308,284	$5,288,710	$5,084,798	$11,862,457	$38,160,817
Permits, licenses, and lease acquisition costs	1,085,878	1,079,226	1,052,243	1,021,456	936,069	1,319,726	6,494,598
Site location	56,623	56,623	56,623	56,623	56,623	217,173	500,288
Noncompetition agreements	2,005	-	-	-	-	-	2,005
Technology	99,000	99,000	99,000	99,000	99,000	148,704	643,704
Trade names and trademarks	590,567	590,567	590,567	542,026	525,667	6,781,202	9,620,596
Nonsolicitation agreement	25,000	25,000	18,279	-	-	-	68,279
Capitalized contract costs	297,150	297,150	297,150	297,150	297,150	1,172,387	2,658,137

Total	$7,464,507	$7,455,850	$7,422,146	$7,304,965	$6,999,307	$21,501,649	$58,148,424

Amortization expense for the nine months ended September 30, 2023 and 2022 was $5,510,794 and $4,674,620, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 7.     INTANGIBLE ASSETS (Continued)

As of  September 30, 2023, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	86
Permits, licenses, and lease acquisition costs	72
Site location	106
Noncompetition agreements	10
Technology	78
Trade names and trademarks	195
Nonsolicitation agreement	33
Capitalized contract costs	107

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

	September 30,	December 31,
	2023	2022

U.S. Treasury notes held to maturity	$5,448,471	$4,757,224
Notes receivable	1,608,100	-
Common stock warrants of Sky Harbour Group Corporation	1,543,956	1,531,604

Total	$8,600,527	$6,288,828

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  September 30, 2023 and December 31, 2022 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, September 30, 2023	$4,328,029	$(326,682)	$4,001,347

Marketable equity securities, December 31, 2022	$9,665,100	$(896,162)	$8,768,938

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. As of  September 30, 2023 our U.S. Treasury trading securities include $26,920,747 held by funds consolidated by BOAM that are not available for Boston Omaha’s general liquidity needs.

Debt securities classified as trading as of  September 30, 2023 and December 31, 2022 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, September 30, 2023	$53,685,255	$(136,239)	$53,549,016

U.S. Treasury trading securities, December 31, 2022	$33,888,165	$(367,764)	$33,520,401

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

During January 2018, we exchanged our convertible note receivable from Breezeway Homes, Inc., which we refer to as “Breezeway,” for 31,227 shares of preferred stock. The preferred stock is noncumulative and has a dividend rate of $.2665 per share, should dividends be declared. The preferred stock has one vote per share and is convertible into whole shares of common stock, determined according to the conversion formula contained in Breezeway’s amended and restated articles of incorporation. In addition, our investment provides us with a multi-year right to sell insurance and/or warranty products through Breezeway’s software platform to its customers.

	September 30,	December 31,
	2023	2022

U.S. Treasury securities held to maturity	$4,749,166	$6,729,457
Investments in special purpose entities	43,695,899	-
Preferred stock	348,694	348,694
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$67,852,244	$26,136,636

We reviewed our investments as of September 30, 2023 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Investment in Unconsolidated Affiliates

We have various investments in equity method affiliates, whose businesses are in real estate, real estate services, broadband services, and private aviation infrastructure. One of the investments in affiliates, Logic Real Estate Companies, LLC, which we refer to as “Logic,” is managed by an entity controlled by a member of our board of directors.

24th Street Fund I & 24th Street Fund II

On May 1, 2023, our subsidiary, Boston Omaha Asset Management, LLC, acquired 100% of the membership interests in 24th Street Asset Management LLC (“24th Street”), a Delaware limited liability company, from the members of 24th Street other than BOAM, for cash and BOC Class A common stock for a total purchase price of $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock.

In connection with the acquisition, we recognized a non-cash gain of approximately $4,600,000 related to the remeasurement of our previously-held interest in 24th Street Asset Management.  The gain is included within ‘Equity in income of unconsolidated affiliates’ in our Consolidated Statements of Operations.

Each of the 24th Street Funds’ hold investments in special purpose entities whose primary assets are real estate property.  We include the 24th Street Funds’ investment in special purpose entities within long-term investments in our consolidated balance sheets.  Also as a result of the transaction, we began consolidating 24th Street and the 24th Street Funds, for which 24th Street serves as general partner.

MyBundle.TV Inc.

In July 2023, we invested approximately $3,000,000 in voting preferred stock of MyBundle.TV Inc., which we refer to as “MyBundle.” The preferred stock has one vote per share and is convertible into whole shares of common stock, determined according to the conversion formula contained in MyBundle’s amended and restated articles of incorporation.

Sky Harbour Group Corporation

In October 2020, our subsidiary BOC Yellowstone LLC, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company.  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owned approximately 20% of Yellowstone’s issued and outstanding common stock. The purpose of the offering was to pursue a business combination in an industry other than the three industries in which we currently own and operate businesses: outdoor advertising, surety insurance, and broadband services businesses. The Units were sold at a price of $10.00 per unit, generating gross proceeds to Yellowstone of $125,000,000, and traded on the NASDAQ Stock Market, LLC under the ticker symbol “YSACU.”  After the securities comprising the units began separate trading, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “YSAC” and “YSACW,” respectively.

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

For the Nine Months Ended September 30, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

On  January 25, 2022, Yellowstone completed the previously announced proposed business combination with SHG following stockholder approval. As a result, SHG became a consolidated subsidiary of Yellowstone and Yellowstone was renamed Sky Harbour Group Corporation, which we refer to as “Sky Harbour.”  In connection with the business combination, our Series B Preferred Units of SHG converted into 5,500,000 shares of Sky Harbour Group Class A common stock at a price of $10 per share. Also, in connection with the business combination, we entered into a subscription agreement with Sky Harbour, pursuant to which Sky Harbour sold to us 4,500,000 shares of Class A common stock at a price of $10 per share, for total cash consideration of $45 million.

During the first quarter of fiscal 2022, we recognized a non-cash gain of $24,977,740 related to our deconsolidation of Yellowstone, which is included within other income on our Consolidated Statement of Operations. Of the total gain recognized on deconsolidation, approximately $10,000,000 relates to the remeasurement of our retained investment in Sky Harbour via the Sponsor shares, Series B Preferred Units, and PIPE investment, each of which converted into shares of Sky Harbour’s Class A common stock on the transaction date, and approximately $15,000,000 relates to the deconsolidation of Yellowstone’s assets and liabilities as of the transaction date.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading price of Sky Harbour’s Class A common stock. Subsequent to the business combination, we account for our 22.9% equity investment in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method.

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as one of our Co-Chief Executive Officers serves on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  September 30, 2023, it would be valued at approximately $58,900,000.

We have evaluated our investment in Sky Harbour as of  September 30, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour’s stock price during 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour’s stock price drops below our carrying value of $7.77 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour’s prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	September 30,	December 31,
	2023	2022

Beginning of year	$118,218,389	$61,660,905
Additional investments in unconsolidated affiliates	3,000,000	45,094,500
Distributions received	(271,355)	(642,511)
Reclassification of marketable securities to investment in affiliate	-	23,483
Transfer of interest	-	(625,498)
Gain on retained interest of deconsolidated affiliate	-	10,010,090
Reclassification to consolidated subsidiaries	(15,813,482)	-
Equity in income (loss) of unconsolidated affiliates	244,476	2,697,420

End of period	$105,378,028	$118,218,389

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$4,428,534	$6,434,626	$11,475,172	$19,838,758
Gross profit	3,043,780	3,100,040	8,687,111	9,284,767
Loss from continuing operations	(3,295,459)	(5,130,468)	(12,743,869)	(15,216,375)
Net (loss) income	(1,848,653)	2,319,035	(9,296,091)	(6,062,348)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

At September 30, 2023 and December 31, 2022, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  September 30, 2023, the estimated fair value of our long-term debt was $24,892,061, which is less than the carrying amount of $27,537,830.

Warrants

We previously determined that the Public Warrants issued in connection with Yellowstone’s initial public offering in October 2020 were subject to treatment as a liability. Prior to the deconsolidation of Yellowstone which occurred on January 25, 2022, we marked the Public Warrants to market based upon their observable trading price with changes in fair value recognized in the statement of operations. Our re-measurement of the Public Warrants from January 1, 2022 to January 25, 2022 resulted in a gain of $1,837,211, which is included within “Remeasurement of warrant liability” within our Consolidated Statements of Operations.

Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, we no longer eliminate our investment in the Private Placement Warrants.  Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants from January 1, 2023 to  September 30, 2023, and  January 25, 2022 to September 30, 2022, resulted in a gain of $12,352 and a loss of $1,408,860, respectively, which are included within Other investment income within our Consolidated Statements of Operations.

24th Street Asset Management: Fund I & Fund II Special Purpose Entities

We report fund investments on our consolidated balance sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying consolidated statements of operations. Each of the 24th Street Funds’ investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which management obtains third-party appraisals. As of September 30, 2023, the aggregate fair value of the 24th Street Funds’ investments in special purpose entities was approximately $43,695,899.  An income and comparable sales approach was used to value the underlying real estate property, which included observable market transactions.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 22.9% equity interest in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  September 30, 2023, it would be valued at approximately $58,900,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities	$57,550,363	$57,550,363	$630,312	$134,944

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2022	$3,569,580
Additions	8,904
Liabilities settled	-
Accretion expense	161,501

Balance, September 30, 2023	$3,739,985

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 11.     CAPITAL STOCK

On April 25, 2022, we filed a new shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000. Additionally, in the 2022 Shelf Registration Statement, we have registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents, or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

On  December 8, 2022, we entered into an “at the market” equity offering program (the “ATM Program”) pursuant to a Sales Agreement (the “Sales Agreement”) by and between us and Wells Fargo Securities, LLC (“WFS”). This ATM Program is consistent with our historical practice of having available to management the option to issue stock from time to time in order to continue to fund the growth of our fiber-to-the-home broadband business, acquire additional billboards, and make other such investments in assets as needed to seek to grow intrinsic value per share. Our general preference is always to have options available to us from a capital allocation perspective which includes, but is not limited to, having a regularly filed ATM program. Pursuant to the terms of the Sales Agreement, we may sell, from time to time, shares of our Class A common stock, with an aggregate sales price of up to $100,000,000 through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).

Upon delivery of a placement notice (a “Placement Notice”) and upon the terms and subject to the conditions of the Sales Agreement, WFS will use reasonable efforts consistent with its normal trading and sales practices, applicable laws and the rules of the New York Stock Exchange (“NYSE”) to sell the shares of Class A common stock from time to time based upon our instructions for the sales, including price, time, or size limits specified, and otherwise in accordance with, the terms of such Placement Notice. Pursuant to the Sales Agreement, WFS may sell shares of Class A common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made through the NYSE or on any other existing trading market for the Class A common stock. Notwithstanding the foregoing, WFS may not purchase shares of Class A common stock for its own account as principal unless expressly authorized to do so by the Company.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 11.     CAPITAL STOCK (Continued)

We intend to use the net proceeds from the ATM Program, after deducting WFS’ commissions and our offering expenses, for general corporate purposes, which may include financing our existing businesses and operations, and expanding our businesses and operations through additional acquisitions and minority investments, and additional hires. Such expansion may include future billboard acquisitions, broadband acquisitions, acquisitions of surety insurance companies and other growth of the Company’s insurance activities, additional investments in real estate management, homebuilding and other real estate service businesses, additional investments in subprime automobile lending, and acquisitions of other businesses. We have not determined the amount of net proceeds to be used for any specific purpose, and management will retain broad discretion over the allocation of net proceeds. While the Company has no current agreements, commitments or understandings for any specific acquisitions at this time, it  may use a portion of the net proceeds for these purposes.

From  January 1, 2023 through  September 30, 2023, we sold 1,532,065 shares of our Class A common stock under the ATM Program for gross proceeds of $37,526,663. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS without penalty.

At September 30, 2023, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the nine months ended  September 30, 2023 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2022	105,556	$9.95	2.50	$1,746,952

Issued	-
Exercised	-
Expired	-

Outstanding as of September 30, 2023	105,556	$9.95	1.75	$679,781

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

On  December 6, 2021, Link entered into a Fourth Amendment to the Credit Agreement with the Lender which modified the original Credit Agreement by merging all outstanding principal amounts under both Term Loan 1 and Term Loan 2 into one term loan (the “Term Loan”) having a fixed interest rate of 4.00% per annum, and increasing the total Term Loan borrowing limit to $30,000,000.

On  May 31, 2022, Link entered into a Fifth Amendment to the Credit Agreement with the Lender which modified the Credit Agreement by extending the period of time under which Link may issue to BOC a cash dividend from January 31, 2022 to June 30, 2022 in the amount up to $8,125,000 in the aggregate.

On  April 6, 2023, Link entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with the Lender. The Sixth Amendment modifies the Credit Agreement to provide additional flexibility for Link in making “Investment Capital Expenditures” by no longer deducting expenditures which qualify as Investment Capital Expenditures from EBITDA in calculating the Consolidated Fixed Charge Coverage Ratio. As a result, only “Maintenance Capital Expenditures” shall be deducted from EBITDA in testing the Consolidated Fixed Charge Coverage Ratio. The amount of unfunded Investment Capital Expenditures (Investment Capital Expenditures other than expenditures funded by BOC) allowable during any test period shall not exceed the Investment Capital Expenditure Available Amount during such test period.

On September 22, 2023, Link entered into a Seventh Amendment to the Credit Agreement with the Lender which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit loan facility from $5,000,000 to $10,000,000.

As of September 30, 2023, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $10,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2025.

Long-term debt included within our consolidated balance sheet as of September 30, 2023 consists of Term Loan borrowings of $27,537,830, of which $806,485 is classified as current. There were no amounts outstanding related to the revolving line of credit as of September 30, 2023.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of September 30, 2023.

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

For the Nine Months Ended September 30, 2023 and 2022

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

The implicit rate within our lease agreements is generally not determinable. As such, we use the incremental borrowing rate, which we refer to as “IBR,” to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC 842, is “the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.”

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022	Statement of Operations Classification

Lease cost	$2,130,478	$2,045,850	$6,483,494	$6,018,295	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	683,079	513,103	1,903,973	1,514,789	Cost of billboard revenues and general and administrative

Total Lease Cost	$2,813,557	$2,558,953	$8,387,467	$7,533,084

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Cash payments for operating leases	$1,936,651	$1,863,789	$6,485,229	$5,942,681
New operating lease assets obtained in exchange for operating lease liabilities	$453,238	$680,763	$1,589,716	$4,576,864

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	September 30, 2023	December 31, 2022	Balance Sheet Classification

Lease assets	$62,617,989	$64,719,405	Other Assets: Right of use assets

Current lease liabilities	$5,127,376	$5,203,981	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	57,299,674	59,281,733	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$62,427,050	$64,485,714

Maturity of Operating Lease Liabilities

September 30, 2023

2024	$7,983,923
2025	7,597,218
2026	7,205,772
2027	6,775,412
2028	6,477,516
Thereafter	57,260,746

Total lease payments	93,300,587
Less imputed interest	(30,873,537)

Present Value of Lease Liabilities	$62,427,050

As of September 30, 2023, our operating leases have a weighted-average remaining lease term of 16.65 years and a weighted-average discount rate of 4.87%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 14.     INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, ACS, and UCS. SSS clients are multi-state and UCS, SCS, ACS, and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. Currently, GIG’s corporate resources are used to support Warnock, SSS, SCS, ACS, and UCS and to make additional business acquisitions in the insurance industry.

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

Boston Omaha Asset Management, LLC

BOAM conducts our asset management operations. BOAM’s primary objective is to achieve long-term returns while seeking to limit the risk of capital and purchasing power loss in our investments in other companies and our real estate activities.  We commenced reporting BOAM as a separate segment based on our acquisition of 24th Street Asset Management on May 1, 2023.  BOAM’s prior segment information has been retroactively restated as a result of it meeting the requirements for segment reporting.

						Total
Three Months Ended September 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$4,586,904	$10,891,979	$8,995,678	$73,540	$-	$24,548,101
Segment gross profit	2,764,354	7,081,340	6,634,850	73,540	-	16,554,084
Segment income (loss) from operations	321,546	1,761,660	(1,448,561)	(835,201)	(1,742,173)	(1,942,729)
Capital expenditures	101,144	2,300,437	20,531,711	178,087	-	23,111,379
Depreciation and amortization	78,871	2,304,128	2,572,219	-	27,792	4,983,010

						Total
Three Months Ended September 30, 2022	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$3,401,765	$9,942,846	$8,102,935	$-	$-	$21,447,546
Segment gross profit	1,570,973	6,439,231	5,901,305	-	-	13,911,509
Segment income (loss) from operations	(592,907)	1,514,135	(451,127)	(573,478)	(1,691,820)	(1,795,197)
Capital expenditures	-	1,268,089	8,191,195	6,733,179	6,130	16,198,593
Depreciation and amortization	79,289	2,086,893	1,976,344	-	27,725	4,170,251

Nine Months Ended September 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$13,100,702	$32,029,726	$26,230,819	$219,033	$-	$71,580,280
Segment gross profit	7,968,742	20,602,799	19,013,465	219,033	-	47,804,039
Segment income (loss) from operations	842,679	4,674,557	(4,462,662)	(1,911,186)	(5,705,813)	(6,562,425)
Capital expenditures	119,869	3,216,710	42,550,404	5,367,322	-	51,254,305
Depreciation and amortization	229,855	6,764,412	7,259,678	-	82,468	14,336,413

						Total
Nine Months Ended September 30, 2022	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$9,470,889	$28,906,159	$20,258,461	$-	$-	$58,635,509
Segment gross profit	5,458,412	18,219,390	15,075,244	-	-	38,753,046
Segment income (loss) from operations	(766,078)	3,859,510	(787,756)	(1,319,259)	(5,948,332)	(4,961,915)
Capital expenditures	297,606	4,970,449	58,492,759	7,132,692	6,130	70,899,636
Depreciation and amortization	191,805	6,117,038	4,449,264	-	82,097	10,840,204

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
As of September 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$2,980,485	$3,595,533	$758,469	$97,852	$-	$7,432,339
Goodwill	11,325,138	130,903,950	38,700,662	536,626	-	181,466,376
Total assets	64,295,431	267,825,931	173,590,274	96,860,929	161,505,256	764,077,821

						Total
As of December 31, 2022	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$1,707,716	$3,696,906	$426,256	$-	$488	$5,831,366
Goodwill	11,325,138	130,428,222	37,710,162	-	-	179,463,522
Total assets	68,712,781	277,153,407	138,800,411	21,988,032	181,148,268	687,802,899

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30, 2023 and 2022:

	2023	2022
Losses and LAE at January 1	$1,690,579	$1,381,526

Provision for losses and LAE claims arising in:
Current year	1,281,128	943,706
Prior year	885,000	887,500
Total incurred	2,166,128	1,831,206
Losses and LAE payments for claims arising in:
Current year	974,960	100,277
Prior years	228,117	938,472
Total payments	1,203,077	1,038,749

Less reinsurance recoverable	455,000	365,000

Losses and LAE at September 30,	$2,198,630	$1,808,983

For the nine months ended September 30, 2023, $228,117 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There has been a $1,117 unfavorable prior year development during the nine months ended  September 30, 2023. Reserves remaining as of  September 30, 2023 for prior years are $885,000 as a result of re-estimation of unpaid losses and loss adjustment expenses.

For the nine months ended September 30, 2022, $938,472 was paid for incurred claims and claim adjustment expenses attributable to insured events of prior years. There was a $528 favorable prior year development during the nine months ended September 30, 2022. Reserves remaining as of September 30, 2022 for prior years were $887,500 as a result of re-estimation of unpaid losses and loss adjustment expenses.

In both periods, unfavorable and favorable prior year loss development was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims. Reinsurance recoverables were $455,000 and $365,000 at  September 30, 2023 and September 30, 2022, respectively, and are included within Loss and Loss Adjustment Reserves.

NOTE 16.     CUSTODIAL RISK

As of September 30, 2023, we had approximately $42,355,113 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

NOTE 17.     SUBSEQUENT EVENTS

In October 2023, FIF St George, LLC, our wholly-owned subsidiary, acquired substantially all of the business assets of SunRiver Fiber Network from Cable Systems of Nevada (“Cable Systems”) for a purchase price of $4,375,000.  The acquisition expands InfoWest’s current fiber footprint in Utah and includes all of Cable Systems’ fiber internet assets together with the internet and VoIP subscriber agreements.

On November 1, 2023, Sky Harbour entered into a securities purchase agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the investors at an initial closing an aggregate of 6,586,154 shares of Sky Harbour’s Class A Common Stock and accompanying warrants to purchase up to 1,141,600 shares of Sky Harbour’s Class A Common Stock, for an aggregate purchase price of $42.8 million, and agreed to sell and issue to the Investors at the second closing, if any, up to an aggregate of 2,307,692 PIPE Shares and accompanying PIPE Warrants to purchase up to an aggregate of 400,000 shares of Sky Harbour’s Class A Common Stock for an aggregate purchase price of up to $15.0 million. The closing of the initial financing occurred on November 2, 2023. The amount of additional PIPE shares and additional PIPE Warrants, if any, to be issued in connection with the additional financing will be determined by Altai Capital Falcon LP in its sole discretion, and the closing of the additional financing will occur, if at all, at the sole discretion of the lead investor, on or before November 30, 2023, subject to customary closing conditions.

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

THE OUTCOME OF THE EVENTS DESCRIBED IN THIS REPORT ALSO CONTAINS STATISTICAL AND OTHER INDUSTRY AND MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY THAT WE OBTAINED FROM INDUSTRY PUBLICATIONS AND RESEARCH, SURVEYS AND STUDIES CONDUCTED BY US AND THIRD PARTIES, AS WELL AS OUR ESTIMATES OF POTENTIAL MARKET OPPORTUNITIES. INDUSTRY PUBLICATIONS, THIRD-PARTY AND OUR OWN RESEARCH, SURVEYS AND STUDIES GENERALLY INDICATE THAT THEIR INFORMATION HAS BEEN OBTAINED FROM SOURCES BELIEVED TO BE RELIABLE ALTHOUGH THEY DO NOT GUARANTEE THE ACCURACY OR COMPLETENESS OF SUCH INFORMATION. THIS MARKET DATA INCLUDES PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THIS DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR CLASS a COMMON STOCK.

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2022 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON MARCH 24, 2023. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2023 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of September 30, 2023, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. As of September 30, 2023, we continue to own 30% of Logic Real Estate Companies, LLC. On May 1, 2023, our subsidiary, Boston Omaha Asset Management, LLC (“BOAM”), acquired 100% of the membership interests in 24th Street Asset Management LLC (“24th Street”), from the members of 24th Street other than BOAM, (the “Sellers”) for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in 24th Street Fund I, LLC and 24th Street Fund II, LLC. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate.

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

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle.TV Inc., a company serving the broadband industry.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We expect to expand our broadband services in Arizona, Florida, Nevada, Utah and in other locations. We also expect to continue to make additional investments in real estate management service businesses, as well as in other businesses. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investments, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new market entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and Sky Harbour has provided each company the opportunity to significantly grow its business. We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of large cap public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our fiber-to-the-home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues primarily through billboard advertising and related services, from the sale of surety insurance and related brokerage activities, by providing high-speed broadband services, and asset management services. Revenue for outdoor advertising space rental is recognized on a straight-line basis over the term of the contract and advertising revenue is reported net of agency commissions. Payments received in advance of being earned are recorded as deferred revenue. In our surety insurance business, premiums written are recognized as revenues based on a pro rata daily calculation over the respective terms of the policies in-force. Unearned premiums represent the portion of premiums written applicable to the unexpired term of the policies in-force. In connection with our surety agency business, insurance commissions are recognized at a point in time, on a bond-by-bond basis as of the policy effective date and are generally nonrefundable. In our broadband business, revenue is derived principally from internet services and is recognized on a straight-line basis over the term of the contract in the period the services are rendered. Revenue received or receivable in advance of the delivery of services is included in deferred revenue.

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following is a comparison of our results of operations for the three months ended September 30, 2023, which we refer to as the “third quarter of fiscal 2023,” compared to the three months ended September 30, 2022, which we refer to as the “third quarter of fiscal 2022.”

Revenues. For the third quarter of fiscal 2023 and the third quarter of fiscal 2022, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$10,891,979	44.4%	$9,942,846	46.4%	$949,133
Broadband services	8,995,678	36.6%	8,102,935	37.8%	892,743
Premiums earned	3,727,219	15.2%	2,860,451	13.3%	866,768
Insurance commissions	378,987	1.5%	383,830	1.8%	(4,843)
Investment and other income	554,238	2.3%	157,484	0.7%	396,754
Total Revenues	$24,548,101	100.0%	$21,447,546	100.0%	$3,100,555

We realized total revenues of $24,548,101 during the third quarter of fiscal 2023, an increase of 14.5% over revenues of $21,447,546 during the third quarter of fiscal 2022. Revenues increased within each of our businesses, except for our surety brokerage operations, in the third quarter of fiscal 2023 when compared to the third quarter of fiscal 2022. The key factors impacting revenue across each of our businesses during the third quarter of fiscal 2023 were as follows:

●

Net billboard rentals in the third quarter of fiscal 2023 increased 9.5% from the third quarter of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022.

●	Revenue from broadband services in the third quarter of fiscal 2023 increased 11.0% from the third quarter of fiscal 2022, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 30.3% in the third quarter of fiscal 2023 when compared to the third quarter of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first nine months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased slightly by 1.3% in the third quarter of fiscal 2023 when compared to the third quarter of fiscal 2022, mainly due to decreased production through outside insurance carriers.

●

Investment and other income at UCS and BOAM increased from $157,484 in the third quarter of fiscal 2022 to$554,238 in the third quarter of fiscal 2023, mainly due to the increase in interest rates over the past 12 months for assets held by UCS and the consolidation of 24th Street during the second quarter of fiscal 2023.

Expenses. For the third quarter of fiscal 2023 and the third quarter of fiscal 2022, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,810,639	15.5%	$3,503,615	16.3%	$307,024
Cost of broadband revenues	2,360,828	9.6%	2,201,630	10.3%	159,198
Cost of insurance revenues	1,822,550	7.4%	1,830,792	8.5%	(8,242)
Employee costs	8,080,596	32.9%	6,750,906	31.5%	1,329,690
Professional fees	1,249,036	5.1%	1,120,078	5.2%	128,958
Depreciation	3,105,126	12.7%	2,412,597	11.3%	692,529
Amortization	1,877,884	7.7%	1,757,654	8.2%	120,230
General and administrative	4,198,682	17.1%	3,543,482	16.5%	655,200
Loss (gain) on disposition of assets	(68,366)	(0.3%)	70,309	0.3%	(138,675)
Accretion	53,855	0.2%	51,680	0.3%	2,175
Total Costs and Expenses	$26,490,830	107.9%	$23,242,743	108.4%	$3,248,087

During the third quarter of fiscal 2023, we had total costs and expenses of $26,490,830, as compared to total costs and expenses of $23,242,743 in the third quarter of fiscal 2022. Total costs and expenses as a percentage of total revenues decreased from 108.4% in the third quarter of fiscal 2022 to 107.9% in the third quarter of fiscal 2023. The key factors impacting costs and expenses across each of our businesses during the third quarter of fiscal 2023 were as follows:

●	Cost of billboard revenues decreased slightly as a percentage of billboard revenues from 35.2% in the third quarter of fiscal 2022 to 35.0% in the third quarter of fiscal 2023.

●	Cost of broadband revenues decreased as a percentage of broadband revenues from 27.2% in the third quarter of fiscal 2022 to 26.2% in the third quarter of fiscal 2023.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 53.8% in the third quarter of fiscal 2022 to 39.7% in the third quarter of fiscal 2023. The decrease was mainly driven by lower loss and loss adjustment expense mainly related to our semi-annual actuarial analysis that indicated UCS was under-reserved by $346,849 during the third quarter of fiscal 2022, primarily driven by industry and historical losses on contract bonds.

●

Employee costs increased from $6,750,906 in the third quarter of fiscal 2022 to $8,080,596 in the third quarter of fiscal 2023, an increase of 19.7%. The increase was mainly driven by hiring within a number of our broadband businesses, surety brokerage operations and BOAM.

●	Professional fees in the third quarter of fiscal 2023 were $1,249,036, or 5.1% of total revenues, as compared to $1,120,078, or 5.2% of total revenues, in the third quarter of fiscal 2022.

●

General and administrative expenses in the third quarter of fiscal 2023 were $4,198,682, or 17.1% of total revenues, as compared to $3,543,482, or 16.5% of total revenues, in the third quarter of fiscal 2022. The increase as a percentage of total revenues was mainly driven by hiring within a number of our broadband businesses and BOAM.

●

Non-cash expenses in the third quarter of fiscal 2023 included $3,105,126 in depreciation expense, $1,877,884 in amortization expense, and $53,855 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2023 was $1,942,729, or 7.9% of total revenues, as compared to a net loss from operations of $1,795,197, or 8.4% of total revenues, in the third quarter of fiscal 2022. The increase in net loss from operations in dollars was primarily due to an increase in depreciation expense related to our broadband businesses as well as costs associated with hiring within our broadband and asset management businesses, which were partially offset by improved operations within our billboard business and insurance business. Our net loss from operations included $5,036,865 from non-cash depreciation, amortization and accretion expenses in the third quarter of fiscal 2023, as compared to $4,221,931 in the third quarter of fiscal 2022.

Other Expense. During the third quarter of fiscal 2023, we had net other expense of $1,230,036. Net other expense included other investment losses of $1,894,969 mainly related to the Sky Harbour warrants held by Boston Omaha and the impact of the changes in fair value of the 24th Street Funds, interest expense of $287,084 mainly incurred under Link’s term loan and a loss of $125,970 mainly related to our equity method position in Sky Harbour. These items were partially offset by interest and dividend income of $1,077,987. During the third quarter of fiscal 2022, we had net other expense of $178,858, which included $459,745 in other investment losses mainly related to public securities held by UCS and interest expense of $304,594 mainly incurred under Link’s term loan. These items were partially offset by income of $436,157 mainly related to our equity method positions in the 24th Street Funds and interest and dividend income of $149,324.

Generally accepted accounting principles (“GAAP”) requires us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour’s Class A common stock, our investment is recorded under the equity method using the fair market value of Sky Harbour’s Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour’s stock price in our reported earnings. In the future, if our ownership interest in Sky Harbour’s Class A common stock drops below 20%, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour’s stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour’s stock price for a period of time during the first nine months of fiscal 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour’s stock price drops below our carrying value of $7.77 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour’s prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $1,642,506 in the third quarter of fiscal 2023, or a loss per share of $0.05, based on 31,370,760 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $1,408,521 in the third quarter of fiscal 2022, or a loss per share of $0.05, based on 29,698,361 diluted weighted average shares outstanding.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following is a comparison of our results of operations for the nine months ended September 30, 2023, which we refer to as the “first nine months of fiscal 2023,” compared to the nine months ended September 30, 2022, which we refer to as the “first nine months of fiscal 2022.”

Revenues. For the first nine months of fiscal 2023 and the first nine months of fiscal 2022, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$32,029,726	44.8%	$28,906,159	49.3%	$3,123,567
Broadband services	26,230,819	36.6%	20,258,461	34.5%	5,972,358
Premiums earned	10,293,119	14.4%	7,556,423	12.9%	2,736,696
Insurance commissions	1,449,653	2.0%	1,575,274	2.7%	(125,621)
Investment and other income	1,576,963	2.2%	339,192	0.6%	1,237,771
Total Revenues	$71,580,280	100.0%	$58,635,509	100.0%	$12,944,771

We realized total revenues of $71,580,280 during the first nine months of fiscal 2023, an increase of 22.1% over revenues of $58,635,509 during the first nine months of fiscal 2022. Revenues increased within each of our businesses, except for our surety brokerage operations, in the first nine months of fiscal 2023 when compared to the first nine months of fiscal 2022. The key factors impacting revenue across each of our businesses during the first nine months of fiscal 2023 were as follows:

●

Net billboard rentals in the first nine months of fiscal 2023 increased 10.8% from the first nine months of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022.

●

Revenue from broadband services in the first nine months of fiscal 2023 increased 29.5% from the first nine months of fiscal 2022, mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022 as well as subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 36.2% in the first nine months of fiscal 2023 when compared to the first nine months of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first nine months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased by 8.0% in the first nine months of fiscal 2023 when compared to the first nine months of fiscal 2022, mainly due to reduced production through outside insurance carriers.

●

Investment and other income at UCS and BOAM increased from $339,192 in the first nine months of fiscal 2022 to $1,576,963 in the first nine months of fiscal 2023, mainly due to the increase in interest rates over the past 12 months for assets held by UCS and the consolidation of 24th Street during the second quarter of fiscal 2023.

Expenses. For the first nine months of fiscal 2023 and the first nine months of fiscal 2022, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2023		2022		2023 vs 2022
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$11,426,927	16.0%	$10,686,769	18.2%	$740,158
Cost of broadband revenues	7,217,354	10.1%	5,183,217	8.8%	2,034,137
Cost of insurance revenues	5,131,960	7.2%	4,012,477	6.9%	1,119,483
Employee costs	24,031,413	33.6%	18,747,412	32.0%	5,284,001
Professional fees	3,821,524	5.4%	4,409,457	7.5%	(587,933)
Depreciation	8,825,619	12.3%	6,165,584	10.5%	2,660,035
Amortization	5,510,794	7.7%	4,674,620	8.0%	836,174
General and administrative	12,124,128	16.9%	9,517,152	16.2%	2,606,976
Loss (gain) on disposition of assets	(108,515)	(0.2%)	48,200	0.1%	(156,715)
Accretion	161,501	0.2%	152,536	0.3%	8,965
Total Costs and Expenses	$78,142,705	109.2%	$63,597,424	108.5%	$14,545,281

During the first nine months of fiscal 2023, we had total costs and expenses of $78,142,705, as compared to total costs and expenses of $63,597,424 in the first nine months of fiscal 2022. Total costs and expenses as a percentage of total revenues increased from 108.5% in the first nine months of fiscal 2022 to 109.2% in the first nine months of fiscal 2023. The key factors impacting costs and expenses across each of our businesses during the first nine months of fiscal 2023 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 37.0% in the first nine months of fiscal 2022 to 35.7% in the first nine months of fiscal 2023. The decrease was mainly due to lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 25.6% in the first nine months of fiscal 2022 to 27.5% in the first nine months of fiscal 2023. The increase is mainly driven by the InfoWest and Go Fiber acquisitions completed in April 2022.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 42.4% in the first nine months of fiscal 2022 to 39.2% in the first nine months of fiscal 2023. The decrease was mainly due to lower losses and loss adjustment expense at UCS.

●

Employee costs increased from $18,747,412 in the first nine months of fiscal 2022 to $24,031,413 in the first nine months of fiscal 2023, an increase of 28.2%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions and hiring within our other broadband businesses, surety brokerage operations and BOAM.

●

Professional fees in the first nine months of fiscal 2023 were $3,821,524, or 5.4% of total revenues, as compared to $4,409,457, or 7.5% of total revenues, in the first nine months of fiscal 2022. The decrease was mainly related to the professional fees associated with Yellowstone completing its business combination with SHG during the first quarter of fiscal 2022.

●

General and administrative expenses in the first nine months of fiscal 2023 were $12,124,128, or 16.9% of total revenues, as compared to $9,517,152, or 16.2% of total revenues, in the first nine months of fiscal 2022. The increase was mainly driven by the InfoWest and Go Fiber acquisitions as well as hiring within our other broadband businesses and BOAM.

●

Non-cash expenses in the first nine months of fiscal 2023 included $8,825,619 in depreciation expense, $5,510,794 in amortization expense, and $161,501 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions as well as capital investments within our other broadband businesses.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2023 was $6,562,425, or 9.2% of total revenues, as compared to a net loss from operations of $4,961,915, or 8.5% of total revenues, in the first nine months of fiscal 2022. The increase in net loss from operations in dollars was primarily due to an increase in depreciation and amortization expense related to our InfoWest and Go Fiber acquisitions and capital investments within our other broadband businesses as well as costs associated with hiring within our broadband and asset management businesses, which were partially offset by improved operations within our billboard business and insurance business. Our net loss from operations included $14,497,914 from non-cash depreciation, amortization and accretion expenses in the first nine months of fiscal 2023, as compared to $10,992,740 in the first nine months of fiscal 2022.

Other Income (Expense). During the first nine months of fiscal 2023, we had net other income of $12,864. Net other income included interest and dividend income of $1,920,943 and equity in income of unconsolidated affiliates of $244,476 mainly related to $4,630,610 in non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in the remeasurement of our previously-held interest in 24th Street, which was almost completely offset by our share of Sky Harbour’s loss from operations during the first nine months of fiscal 2023 which we account for under the equity method. These items were partially offset by $1,289,754 in other investment losses mainly related to the changes in fair value of the 24th Street Funds and interest expense of $862,801 mainly incurred under Link’s term loan. During the first nine months of fiscal 2022, we had net other income of $10,542,120, which included a gain of $24,977,740 related to the deconsolidation of Yellowstone, $1,837,211 related to the remeasurement of Yellowstone’s public warrants from January 1, 2022 to January 25, 2022 and interest and dividend income of $267,735. These items were partially offset by $14,777,985 in other investment losses mainly related to public securities held by Boston Omaha and UCS, a loss of $852,807 mainly related to our equity method position in Sky Harbour and interest expense of $909,774 mainly incurred under Link’s term loan.

Generally accepted accounting principles (“GAAP”) requires us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour’s Class A common stock, our investment is recorded under the equity method using the fair market value of Sky Harbour’s Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour’s stock price in our reported earnings. In the future, if our ownership interest in Sky Harbour’s Class A common stock drops below 20%, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour’s stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value has been less than the carrying value, (iii) the recovery of Sky Harbour’s stock price for a period of time during the first nine months of fiscal 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour’s stock price drops below our carrying value of $7.77 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour’s prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net (Loss) Income Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $3,422,048 in the first nine months of fiscal 2023, or a loss per share of $0.11, based on 31,021,126 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $3,397,733 in the first nine months of fiscal 2022, or income per share of $0.11, based on 29,763,333 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the third quarter of fiscal 2023 and the third quarter of fiscal 2022:

Results of Billboard Operations

	For the Three Months Ended September 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$10,891,979	100.0%	$9,942,846	100.0%
Cost of Revenues
Ground rents	2,054,277	18.9%	1,889,857	19.0%
Utilities	457,091	4.2%	412,629	4.1%
Commissions paid	849,740	7.8%	767,433	7.7%
Other costs of revenues	449,531	4.1%	433,696	4.4%
Total cost of revenues	3,810,639	35.0%	3,503,615	35.2%
Gross margin	7,081,340	65.0%	6,439,231	64.8%
Other Operating Expenses
Employee costs	1,734,277	15.9%	1,650,025	16.6%
Professional fees	226,060	2.1%	139,886	1.4%
Depreciation	1,309,955	12.0%	1,160,825	11.7%
Amortization	994,173	9.1%	926,068	9.3%
General and administrative	999,080	9.2%	924,628	9.3%
Accretion	40,037	0.4%	48,251	0.5%
Loss on disposition of assets	16,098	0.1%	75,413	0.8%
Total expenses	5,319,680	48.8%	4,925,096	49.6%
Segment Income from Operations	1,761,660	16.2%	1,514,135	15.2%
Interest expense, net	(219,510)	(2.0%)	(285,944)	(2.9%)
Other investment income (loss)	-	-	-	-
Net Income Attributable to Common Stockholders	$1,542,150	14.2%	$1,228,191	12.3%

Comparison of the Third Quarter of Fiscal 2023 to the Third Quarter of Fiscal 2022. In the third quarter of fiscal 2023, there was a 9.5% increase in net billboard revenues from the third quarter of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022. The key factors affecting our billboard operations results during the third quarter of fiscal 2023 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 19.0% in the third quarter of fiscal 2022 to 18.9% in the third quarter of fiscal 2023.

●	Commissions paid as a percentage of total segment operating revenues increased slightly from 7.7% in the third quarter of fiscal 2022 to 7.8% in the third quarter of fiscal 2023.

●

Employee costs as a percentage of total segment operating revenues decreased from 16.6% in the third quarter of fiscal 2022 to 15.9% in the third quarter of fiscal 2023. The decrease is due to organic revenue growth as well as the impact from the Elevation acquisition.

●	General and administrative expenses decreased slightly as a percentage of total segment operating revenues from 9.3% in the third quarter of fiscal 2022 to 9.2% in the third quarter of fiscal 2023.

●	Depreciation and amortization expense increased by $149,130 and $68,105, respectively, from the third quarter of fiscal 2022. The increases are primarily due to the Elevation acquisition.

●

Net interest expense was $219,510 in the third quarter of fiscal 2023 compared to net interest expense of $285,944 in the third quarter of fiscal 2022. The decrease is driven by interest income from investing excess cash in U.S. Treasury securities.

Results of Broadband Operations

	For the Three Months Ended September 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$8,995,678	100.0%	$8,102,935	100.0%
Cost of Revenues
Network operations and data costs	828,215	9.2%	1,316,437	16.2%
Programming costs	1,975	0.0%	24,551	0.3%
Cell site rent and utilities	362,328	4.0%	295,565	3.7%
Other costs of revenues	1,168,310	13.0%	565,077	7.0%
Total cost of revenues	2,360,828	26.2%	2,201,630	27.2%
Gross margin	6,634,850	73.8%	5,901,305	72.8%
Other Operating Expenses
Employee costs	3,549,712	39.5%	2,808,302	34.7%
Professional fees	216,977	2.4%	137,408	1.7%
Depreciation	1,728,570	19.2%	1,190,820	14.7%
Amortization	843,649	9.4%	785,524	9.7%
General and administrative	1,815,149	20.2%	1,432,053	17.7%
Accretion	13,818	0.1%	3,429	0.0%
Gain on disposition of assets	(84,464)	(0.9%)	(5,104)	(0.1%)
Total expenses	8,083,411	89.9%	6,352,432	78.4%
Segment Loss from Operations	(1,448,561)	(16.1%)	(451,127)	(5.6%)
Interest income (expense), net	6,649	0.1%	(5,963)	(0.1%)
Noncontrolling interest in subsidiary loss (income)	2,650	0.0%	(108,390)	(1.3%)
Net Loss Attributable to Common Stockholders	$(1,439,262)	(16.0%)	$(565,480)	(7.0%)

Comparison of the Third Quarter of Fiscal 2023 to the Third Quarter of Fiscal 2022. In the third quarter of fiscal 2023, total operating revenues increased by 11.0% when compared to the third quarter of fiscal 2022 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the third quarter of fiscal 2023 were as follows:

●	Total cost of revenues decreased as a percentage of total segment operating revenues from 27.2% in the third quarter of fiscal 2022 to 26.2% in the third quarter of fiscal 2023.

●

Employee costs in the third quarter of fiscal 2023 increased by 26.4% from the third quarter of fiscal 2022. The increase is mainly due to hiring within our InfoWest, Utah Broadband and FFH businesses.

●	Professional fees as a percentage of total segment operating revenues increased slightly from 1.7% in the third quarter of fiscal 2022 to 2.4% in the third quarter of fiscal 2023.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 17.7% in the third quarter of fiscal 2022 to 20.2% in the third quarter of fiscal 2023. The increase is mainly due to hiring within our InfoWest and Utah Broadband businesses.

●	Depreciation and amortization expense increased by $537,750 and $58,125, respectively, from the third quarter of fiscal 2022. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

Results of Insurance Operations

	For the Three Months Ended September 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$3,727,219	81.2%	$2,860,451	84.1%
Insurance commissions	378,987	8.3%	383,830	11.3%
Investment and other income	480,698	10.5%	157,484	4.6%
Total operating revenues	4,586,904	100.0%	3,401,765	100.0%
Cost of Revenues
Commissions paid	1,067,069	23.3%	874,689	25.7%
Premium taxes, fees, and assessments	79,375	1.7%	83,647	2.5%
Losses and loss adjustment expense	676,106	14.7%	872,456	25.6%
Total cost of revenues	1,822,550	39.7%	1,830,792	53.8%
Gross margin	2,764,354	60.3%	1,570,973	46.2%
Other Operating Expenses
Employee costs	1,707,166	37.2%	1,428,354	42.0%
Professional fees	177,027	3.9%	53,172	1.6%
Depreciation	38,809	0.8%	33,227	1.0%
Amortization	40,062	0.9%	46,062	1.3%
General and administrative	479,744	10.5%	603,065	17.7%
Total expenses	2,442,808	53.3%	2,163,880	63.6%
Segment Income (Loss) from Operations	321,546	7.0%	(592,907)	(17.4%)
Interest expense, net	-	-	-	-
Other investment loss	(63,572)	(1.4%)	(897,208)	(26.4%)
Net Income (Loss) Attributable to Common Stockholders	$257,974	5.6%	$(1,490,115)	(43.8%)

Comparison of the Third Quarter of Fiscal 2023 to the Third Quarter of Fiscal 2022. In the third quarter of fiscal 2023, total operating revenues increased by 34.8% when compared to the third quarter of fiscal 2022, mainly due to increased earned premium and investment and other income at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the third quarter of fiscal 2023 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 30.3% in the third quarter of fiscal 2023 when compared to the third quarter of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first nine months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 1.3% in the third quarter of fiscal 2023 when compared to the third quarter of fiscal 2022, mainly due to decreased production through outside insurance carriers.

●

Investment and other income at UCS increased from $157,484 in the third quarter of fiscal 2022 to $480,698 in the third quarter of fiscal 2023, mainly due to the increase in interest rates over the past 12 months.

●

Commissions paid as a percentage of total segment operating revenues decreased from 25.7% in the third quarter of fiscal 2022 to 23.3% in the third quarter of fiscal 2023, mainly driven by decreased written premium through outside insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 25.6% in the third quarter of fiscal 2022 to 14.7% in the third quarter of fiscal 2023. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium. The decrease in loss reserves when compared to the third quarter of fiscal 2022 is mainly related to our semi-annual actuarial analysis that indicated UCS was under-reserved by $346,849 during the third quarter of fiscal 2022, primarily driven by industry and historical losses on contract bonds.

●

Employee costs in the third quarter of fiscal 2023 increased by 19.5% from the third quarter of fiscal 2022. The increase is mainly due to incentive plan payments as well as the hiring of production-based roles within our surety brokerage operations.

●

General and administrative expenses in the third quarter of fiscal 2023 decreased by 20.4% from the third quarter of fiscal 2022. The decrease is mainly driven by lower IT system implementation related expenses and advertising spend.

●

During the third quarter of fiscal 2023, our segment income from insurance operations of $321,546 was decreased by other investment losses of $63,572 mainly from unrealized losses on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended September 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$73,540	100.0%	-	-
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	$73,540	100.0%	-	-
Other Operating Expenses
Employee costs	532,495	724.1%	320,423	-
Professional fees	87,304	118.7%	148,840	-
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	288,942	392.9%	104,214	-
Total expenses	908,741	1235.7%	573,477	-
Segment Loss from Operations	(835,201)	(1135.7%)	(573,477)	-
Interest and dividend income	579,422	787.9%	-	-
Equity in income of unconsolidated affiliates	-	-	-	-
Other investment loss	(1,031,350)	(1402.4%)	-	-
Noncontrolling interest in subsidiary loss	810,013	1101.4%	-	-
Net Loss Attributable to Common Stockholders	$(477,116)	(648.8%)	$(573,477)	-

Comparison of the Third Quarter of Fiscal 2023 to the Third Quarter of Fiscal 2022. In September 2017, we formed our asset management business. Throughout fiscal 2022 and during the first nine months of fiscal 2023 we have been hiring within our asset management business to ensure adequate staffing for the growing demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. Therefore, comparisons of our asset management results for the third quarter of fiscal 2023 to the third quarter of fiscal 2022 may not be meaningful. The key factors affecting our asset management operations results during the third quarter of fiscal 2023 were as follows:

●	Employee costs in the third quarter of fiscal 2023 increased by 66.2% from the third quarter of fiscal 2022 as we continue to hire for key roles within the business.

●	Professional fees in the third quarter of fiscal 2023 decreased by 41.3% from the third quarter of fiscal 2022.

●	General and administrative expenses in the third quarter of fiscal 2023 increased by 177.3% from the third quarter of fiscal 2022.

●	Other investment loss in the third quarter of fiscal 2023 primarily included the changes in the fair value of the 24th Street Funds mainly driven by operating costs and commissions associated with the sale of commercial real estate properties.

●	Noncontrolling interest in subsidiary loss in the third quarter of fiscal 2023 mainly included the external limited partners' share of GAAP losses within the 24th Street Funds, mainly driven by the change in fair value referenced above.

Results of Billboard Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$32,029,726	100.0%	$28,906,159	100.0%
Cost of Revenues
Ground rents	6,051,985	18.9%	5,770,633	20.0%
Utilities	1,340,492	4.2%	1,223,826	4.2%
Commissions paid	2,540,542	7.9%	2,294,302	8.0%
Other costs of revenues	1,493,908	4.7%	1,398,008	4.8%
Total cost of revenues	11,426,927	35.7%	10,686,769	37.0%
Gross margin	20,602,799	64.3%	18,219,390	63.0%
Other Operating Expenses
Employee costs	5,364,759	16.7%	5,108,997	17.7%
Professional fees	695,998	2.2%	368,142	1.3%
Depreciation	3,814,282	11.9%	3,392,420	11.7%
Amortization	2,950,130	9.2%	2,724,618	9.4%
General and administrative	2,946,921	9.2%	2,618,211	9.0%
Accretion	147,683	0.5%	142,276	0.5%
Loss on disposition of assets	8,469	0.0%	5,216	0.0%
Total expenses	15,928,242	49.7%	14,359,880	49.6%
Segment Income from Operations	4,674,557	14.6%	3,859,510	13.4%
Interest expense, net	(707,498)	(2.2%)	(860,971)	(3.0%)
Other investment income (loss)	-	-	-	-
Net Income Attributable to Common Stockholders	$3,967,059	12.4%	$2,998,539	10.4%

Comparison of the First Nine Months of Fiscal 2023 to the First Nine Months of Fiscal 2022. In the first nine months of fiscal 2023, there was a 10.8% increase in net billboard revenues from the first nine months of fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022. The key factors affecting our billboard operations results during the first nine months of fiscal 2023 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 20.0% in the first nine months of fiscal 2022 to 18.9% in the first nine months of fiscal 2023.

●	Commissions paid as a percentage of total segment operating revenues decreased slightly from 8.0% in the first nine months of fiscal 2022 to 7.9% in the first nine months of fiscal 2023.

●

Employee costs as a percentage of total segment operating revenues decreased from 17.7% in the first nine months of fiscal 2022 to 16.7% in the first nine months of fiscal 2023. The decrease is due to organic revenue growth as well as the impact from the Elevation acquisition.

●

General and administrative expenses increased slightly as a percentage of total segment operating revenues from 9.0% in the first nine months of fiscal 2022 to 9.2% in the first nine months of fiscal 2023.

●	Depreciation and amortization expense increased by $421,862 and $225,512, respectively, from the first nine months of fiscal 2022. The increases are primarily due to the Elevation acquisition.

●

Net interest expense was $707,498 in the first nine months of fiscal 2023 compared to net interest expense of $860,971 in the first nine months of fiscal 2022. The decrease is driven by interest income from investing excess cash in U.S. Treasury securities.

Results of Broadband Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$26,230,819	100.0%	$20,258,461	100.0%
Cost of Revenues
Network operations and data costs	2,903,164	11.1%	3,008,419	14.9%
Programming costs	51,559	0.2%	65,456	0.3%
Cell site rent and utilities	1,191,530	4.5%	777,390	3.8%
Other costs of revenues	3,071,101	11.7%	1,331,952	6.6%
Total cost of revenues	7,217,354	27.5%	5,183,217	25.6%
Gross margin	19,013,465	72.5%	15,075,244	74.4%
Other Operating Expenses
Employee costs	10,481,605	40.0%	7,375,956	36.4%
Professional fees	611,129	2.3%	543,859	2.7%
Depreciation	4,819,199	18.3%	2,639,447	13.0%
Amortization	2,440,479	9.3%	1,809,817	8.9%
General and administrative	5,226,881	19.9%	3,440,677	17.0%
Accretion	13,818	0.1%	10,260	0.1%
Loss on disposition of assets	(116,984)	(0.4%)	42,984	0.2%
Total expenses	23,476,127	89.5%	15,863,000	78.3%
Segment Loss from Operations	(4,462,662)	(17.0%)	(787,756)	(3.9%)
Interest income (expense), net	12,301	0.0%	(16,487)	(0.1%)
Noncontrolling interest in subsidiary loss (income)	47,968	0.2%	(414,993)	(2.0%)
Net Loss Attributable to Common Stockholders	$(4,402,393)	(16.8%)	$(1,219,236)	(6.0%)

Comparison of the First Nine Months of Fiscal 2023 to the First Nine Months of Fiscal 2022. In the first nine months of fiscal 2023, total operating revenues increased by 29.5% when compared to the first nine months of fiscal 2022 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions which were completed on April 1, 2022. The key factors affecting our broadband operations results during the first nine months of fiscal 2023 were as follows:

●	Total cost of revenues increased as a percentage of total segment operating revenues from 25.6% in the first nine months of fiscal 2022 to 27.5% in the first nine months of fiscal 2023. The increase is mainly driven by the InfoWest and Go Fiber acquisitions.

●

Employee costs in the first nine months of fiscal 2023 increased by 42.1% from the first nine months of fiscal 2022. The increase is mainly due to the InfoWest and Go Fiber acquisitions and hiring within our Utah Broadband and FFH businesses.

●	Professional fees as a percentage of total segment operating revenues decreased slightly from 2.7% in the first nine months of fiscal 2022 to 2.3% in the first nine months of fiscal 2023.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 17.0% in the first nine months of fiscal 2022 to 19.9% in the first nine months of fiscal 2023. The increase as a percentage of revenues is mainly due to the InfoWest and Go Fiber acquisitions.

●	Depreciation and amortization expense increased by $2,179,752 and $630,662, respectively, from the first nine months of fiscal 2022. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions as well as continued capital investments across all of our broadband businesses.

Results of Insurance Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$10,293,119	78.5%	$7,556,423	79.8%
Insurance commissions	1,449,653	11.1%	1,575,274	16.6%
Investment and other income	1,357,930	10.4%	339,192	3.6%
Total operating revenues	13,100,702	100.0%	9,470,889	100.0%
Cost of Revenues
Commissions paid	2,980,032	22.8%	2,168,204	22.9%
Premium taxes, fees, and assessments	261,329	2.0%	209,322	2.2%
Losses and loss adjustment expense	1,890,599	14.4%	1,634,951	17.3%
Total cost of revenues	5,131,960	39.2%	4,012,477	42.4%
Gross margin	7,968,742	60.8%	5,458,412	57.6%
Other Operating Expenses
Employee costs	4,997,332	38.2%	4,198,091	44.3%
Professional fees	409,361	3.1%	205,190	2.2%
Depreciation	109,670	0.8%	51,620	0.5%
Amortization	120,185	0.9%	140,185	1.5%
General and administrative	1,489,515	11.4%	1,629,404	17.2%
Total expenses	7,126,063	54.4%	6,224,490	65.7%
Segment Income (Loss) from Operations	842,679	6.4%	(766,078)	(8.1%)
Interest expense, net	(371)	(0.0%)	-	-
Other investment income (loss)	281,625	2.1%	(3,841,083)	(40.5%)
Net Income (Loss) Attributable to Common Stockholders	$1,123,933	8.5%	$(4,607,161)	(48.6%)

Comparison of the First Nine Months of Fiscal 2023 to the First Nine Months of Fiscal 2022. In the first nine months of fiscal 2023, total operating revenues increased by 38.3% when compared to the first nine months of fiscal 2022, mainly due to increased earned premium and investment and other income at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first nine months of fiscal 2023 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 36.2% in the first nine months of fiscal 2023 when compared to the first nine months of fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and the first nine months of fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 8.0% in the first nine months of fiscal 2023 when compared to the first nine months of fiscal 2022, mainly due to reduced production through outside insurance carriers.

●

Investment and other income at UCS increased from $339,192 in the first nine months of fiscal 2022 to $1,357,930 in the first nine months of fiscal 2023, mainly due to the increase in interest rates over the past 12 months.

●	Commissions paid as a percentage of total segment operating revenues decreased slightly from 22.9% in the first nine months of fiscal 2022 to 22.8% in the first nine months of fiscal 2023.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 17.3% in the first nine months of fiscal 2022 to 14.4% in the first nine months of fiscal 2023. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs in the first nine months of fiscal 2023 increased by 19.0% from the first nine months of fiscal 2022. The increase is mainly due to incentive plan payments as well as the hiring of production-based roles within our surety brokerage operations.

●

General and administrative expenses in the first nine months of fiscal 2023 decreased by 8.6% from the first nine months of fiscal 2022. The decrease is mainly driven by a $248,272 reduction of the contingent consideration related to the ACS acquisition during the first three months of fiscal 2023 as well as a reduction in advertising spend which were partially offset by higher IT system implementation related expenses.

●

During the first nine months of fiscal 2023, our segment income from insurance operations of $842,679 was increased by other investment income of $281,625 mainly from unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2023		2022
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$219,033	100.0%	-	-
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	219,033	100.0%	-	-
Other Operating Expenses
Employee costs	1,281,806	585.2%	517,213	-
Professional fees	320,801	146.5%	620,433	-
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	527,612	240.9%	181,612	-
Total expenses	2,130,219	972.6%	1,319,258	-
Segment Loss from Operations	(1,911,186)	(872.6%)	(1,319,258)	-
Interest and dividend income	617,570	282.0%	-	-
Equity in income of unconsolidated affiliates	4,630,610	2114.1%	-	-
Other investment loss	(2,055,010)	(938.2%)	-	-
Noncontrolling interest in subsidiary loss	1,781,200	813.2%	-	-
Net Income (Loss) Attributable to Common Stockholders	$3,063,184	1398.5%	$(1,319,258)	-

Comparison of the First Nine Months of Fiscal 2023 to the First Nine Months of Fiscal 2022. In September 2017, we formed our asset management business. Throughout fiscal 2022 and during the first nine months of fiscal 2023 we have been hiring within our asset management business to ensure adequate staffing for the growing demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. Therefore, comparisons of our asset management results for the first nine months of fiscal 2023 to the first nine months of fiscal 2022 may not be meaningful. The key factors affecting our insurance operations results during the first nine months of fiscal 2023 were as follows:

●	Employee costs in the first nine months of fiscal 2023 increased by 147.8% from the first nine months of fiscal 2022 as we continue to hire for key roles within the business.

●	Professional fees in the first nine months of fiscal 2023 decreased by 48.3% from the first nine months of fiscal 2022.

●	General and administrative expenses in the first nine months of fiscal 2023 increased by 190.5% from the first nine months of fiscal 2022.

●	Equity in income of unconsolidated affiliates in the first nine months of fiscal 2023 included non-cash gains recognized related to the remeasurement of our previously-held interest in 24th Street.

●

Other investment loss in the first nine months of fiscal 2023 primarily included the changes in the fair value of the 24th Street Funds mainly driven by operating costs and commissions associated with the sale of commercial real estate properties.

●

Noncontrolling interest in subsidiary loss in the first nine months of fiscal 2023 mainly included the external limited partners' share of GAAP losses within the 24th Street Funds, mainly driven by the changes in fair value referenced above.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2023 compared to the First Nine Months of Fiscal 2022

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2023 and the first nine months of fiscal 2022:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$12,241,695	$(9,575,058)
Net cash (used in) provided by investing activities	(48,959,016)	104,613,633
Net cash provided by (used in) financing activities	34,115,891	(116,015,206)
Net decrease in cash, cash equivalents, and restricted cash	$(2,601,430)	$(20,976,631)

Net Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities was $12,241,695 for the first nine months of fiscal 2023 compared to net cash used in operating activities of $9,575,058 for the first nine months of fiscal 2022. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and insurance businesses, positive operating cash flow impact from the InfoWest and Go Fiber acquisitions, and the 2021 bonus payments under our Management Incentive Bonus Plan, which totaled $15,000,000 and were paid in January 2022. These items were partially offset by operating costs within our FFH business and our asset management business.

Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $48,959,016 for the first nine months of fiscal 2023 as compared with net cash provided by investing activities of $104,613,633 for the first nine months of fiscal 2022. The decrease in net cash provided by investing activities is primarily attributable to $43,104,499 in capital expenditures, $6,979,455 in business acquisitions, $3,387,615 in payments on short-term payables for business acquisitions and a $3,000,000 investment in preferred stock of a company serving the broadband industry, partially offset by $9,368,925 in net proceeds from sales of investments mainly from the sale or maturity of U.S. Treasury securities.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities was $34,115,891 during the first nine months of fiscal 2023 as compared to net cash used in financing activities of $116,015,206 during the first nine months of fiscal 2022. During the first nine months of fiscal 2023, net cash provided by financing activities mainly consisted of $37,526,663 in gross proceeds raised through the sale of Class A common stock using our “at the market” program and $5,547,843 in contributions received from noncontrolling interests, partially offset by offering costs of $1,280,060 and $961,440 in principal payments on Link’s term loan.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017, and 2021, broadband services providers whose assets we acquired in March 2020, December 2020, April 2022, and June 2023, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At September 30, 2023, we had approximately $31 million in unrestricted cash and approximately $27 million in short-term treasury securities (excludes $27 million of short-term treasury securities held by funds consolidated by BOAM). Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

To date, we have raised funds through the sale of our Class A common stock in public offerings, sales of our Class A common stock in “at the market” programs, term loan financing through our Link subsidiary, proceeds from the sale of publicly traded securities held by us, cash flow from operations, and, prior to 2019, through private placements of our Class A common stock. As described below, we may raise additional funds through our shelf registration statement allowing us to raise up to $500 million through the sale of securities to fund future acquisitions and investments.

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

Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling stockholders. The selling stockholders listed in the shelf registration statement are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC (an MIT pension and benefit fund), and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders.

At The Market Offering Programs

Starting in March 2018, we utilized our “at the market” offering that was part of our 2018 Shelf Registration Statement. This 2018 Shelf Registration Statement, which authorized us to sell up to $200 million through the sales of securities to the public, expired in February 2021 and was superseded by the 2021 Shelf Registration Statement. We sold a total of 2,630,787 shares of Class A common stock resulting in gross proceeds of $60.1 million under the 2018 Shelf Registration Statement.

On September 29, 2021, we entered into an “at the market” equity offering program pursuant to a Sales Agreement (the “2021 Sales Agreement”) by and between us and Wells Fargo Securities, LLC (“WFS”). Pursuant to the terms of the 2021 Sales Agreement, we could sell, from time to time, shares of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Shelf Registration Statement expired on March 28, 2022 upon the filing of our 2021 Annual Report on Form 10-K as we no longer qualified as a well-known seasoned issuer. We sold a total of 122,246 shares of our Class A common stock resulting in gross proceeds of approximately $4.2 million under the 2021 Shelf Registration Statement.

On December 8, 2022, we entered into an “at the market” equity offering program (the “ATM Program”) pursuant to a Sales Agreement (the “2022 Sales Agreement”) with WFS. This ATM Program is consistent with our historical practice of having available to management the option to issue stock from time to time in order to continue to fund the growth of its fiber-to-the-home broadband business, acquire additional billboards, and make other such investments in assets as needed to seek to grow intrinsic value per share.  Our general preference is always to have options available from a capital allocation perspective which includes, but is not limited to, having a regularly filed ATM program.

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act. Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock in December 2022 for gross proceeds of approximately $205 thousand and 1,532,065 shares of our Class A common stock during the first nine months of fiscal 2023 for gross sale proceeds of approximately $37.5 million.

Upon delivery of a placement notice (a “Placement Notice”) and upon the terms and subject to the conditions of the 2022 Sales Agreement, WFS will use reasonable efforts consistent with its normal trading and sales practices, applicable laws and the rules of the NYSE to sell the shares available under the ATM Program from time to time based upon our instructions for the sales, including price, time or size limits specified, and otherwise in accordance with, the terms of such Placement Notice. Pursuant to the 2022 Sales Agreement, WFS may sell shares of our Class A common stock under the ATM Program by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made through the NYSE or on any other existing trading market for the Class A common stock. Notwithstanding the foregoing, WFS may not purchase shares under the ATM Program for its own account as principal unless expressly authorized to do so by us.

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

For sales of shares of Class A common stock under the ATM Program through WFS, we will pay WFS a commission at a mutually agreed rate of 3% of the gross sales price per share of Class A common stock sold under the ATM Program. We have no obligation to sell any shares under the 2022 Sales Agreement and may at any time suspend the ATM Program under the 2022 Sales Agreement. The 2022 Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the 2022 Sales Agreement will automatically terminate upon the issuance and sale of all of the shares available for sale under the ATM Program through WFS. In addition, we may terminate the 2022 Sales Agreement with WFS without penalty upon 10 days’ notice.

The foregoing description of the 2022 Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 1.1 to the Current Report on Form 8-K dated December 8, 2022 and is incorporated herein by reference.

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement, which modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan (“Term Loan”). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of September 30, 2023 consists of Link’s Term Loan borrowings of $27,537,830, of which $806,485 is classified as current. There were no amounts outstanding related to the revolving line of credit as of September 30, 2023.

Principal amounts under the Term Loan were payable in monthly installments according to a 15-year amortization schedule with principal payments commencing on January 1, 2022. Starting July 1, 2023, principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. The Term Loan is payable in full on December 6, 2028. During the first three years of the Term Loan, Link may prepay up to 10% of the loan principal in each year without incurring any prepayment penalty. Otherwise, there is a prepayment penalty ranging between 3.0% and 0.5%. After three years, there is no prepayment penalty. The Term Loan has a fixed interest rate of 4.00% per annum. On September 22, 2023, the maximum availability under the revolving line of credit loan facility was increased from $5,000,000 to $10,000,000. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The new revolving line of credit is due and payable on August 12, 2025.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of September 30, 2023.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021, a Fifth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 3, 2022, a Sixth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on April 11, 2023, and a Seventh Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on September 26, 2023.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of September 30, 2023, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as one of our Co-Chief Executive Officers serves on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At September 30, 2023, we had approximately $31 million in unrestricted cash and $27 million in short-term treasury securities (excludes $27 million of short-term treasury securities held by funds consolidated by BOAM).

If future additional significant acquisition opportunities, expansion opportunities within our billboard and broadband services businesses, and possible further development under our build for rent business become available in excess of our currently available cash, U.S. Treasury securities, and marketable equity securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all. In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. In addition to Link’s current credit facility, any future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Link’s existing credit facility imposes restrictions on Link that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard, insurance, asset management, and broadband businesses. Specifically, these restrictions place limits on Link and its subsidiaries’ ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate or transfer or sell our billboard assets. Link’s credit facility requires it to meet a fixed charge coverage ratio and other financial covenants. Link’s ability to comply with these loan covenants may be affected by factors beyond its control and a breach of any loan covenants would likely result in an event of default under the Credit Agreement, which would permit the Lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks.

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

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2023, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 24, 2023. Other than as discussed below, we believe that at September 30, 2023, there has been no material change to this information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that its disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2023  related to the risk assessment of our investment in unconsolidated entities who are required to apply specialized industry accounting. Specifically, the Company did not design and implement effective controls addressing the technical accounting complexities associated with companies who are required to apply investment company accounting guidance. This material weakness could result in a misstatement of the recorded investment in unconsolidated affiliates as well as the equity in income of unconsolidated affiliates that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not applicable as we are a "smaller reporting company." For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 24, 2023, and our Quarterly Report on Form 10-Q for the six months ended June 30, 2023, as filed with the SEC on August 14, 2023.

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

10.7 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.8 (*)	Third Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.9 (*)	Fourth Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.10 (*)	Amended and Restated Term Loan Note filed as Exhibit10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.11 (*)	Fifth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2022.

10.12 (*)	Sixth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2023.

10.13 (*)	Seventh Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.14 (*)

$10,000,000 Revolving Note dated September 22, 2023 issued by Link Media Holdings, LLC in favor of First National Bank of Omaha (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023).

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

November 13, 2023

By: /s/ Adam K. Peterson

Adam K. Peterson

Co-President (Principal Executive Officer)

November 13, 2023

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial Officer)

November 13, 2023

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

November 13, 2023