Form 10-K
period 2023-12-31
BOSTON OMAHA Corp
filed 2024-03-27
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $440,664,052.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,299,408 shares of Class A common stock and 1,055,560 shares of Class B common stock as of March 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

●	We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock;

●	Certain of our stockholders still hold 8,359,850 registered shares of our Class A common stock.

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

●	Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations and changes in tax laws may adversely impact us.

PART I

Item 1.	Business.

Our Company

Boston Omaha Corporation, which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” commenced its current business operations in June 2015 and currently operates four separate lines of business: outdoor billboard advertising, broadband services, surety insurance and related brokerage activities, and an asset management business. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, a company serving the broadband industry, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

Outdoor Billboard Advertising

In June 2015, we commenced our billboard business operations through acquisitions by our wholly-owned subsidiary, Link Media Holdings, LLC, which we refer to as "Link," of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2023, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services

In April 2019, we established a broadband subsidiary, Fiber is Fast, LLC, which has changed its name to Boston Omaha Broadband, LLC, which we refer to as "BOB." In March 2020, our subsidiary, FIF AireBeam LLC, which we refer to as "AireBeam," acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire," a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as "UBB," a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, Inc. and Go Fiber LLC, which we refer to on a combined basis now as "InfoWest," fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of December 31, 2023, we have approximately 43,000 broadband customers. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Asset Management

In September 2017, we established an asset management subsidiary, Boston Omaha Asset Management, LLC, which we refer to as “BOAM,” designed to raise third-party capital and invest alongside Boston Omaha Corporation in specific assets and businesses that may offer attractive long-term returns on invested capital. During 2021, we established a subsidiary, Fund One: Boston Omaha Build for Rent, LP ("BFR Fund"), within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. In 2022, we started having initial conversations to raise third-party capital to "fund finance" the growth of our fiber business. In May 2023, we acquired 100% of the membership interests in 24th Street Asset Management LLC (“24th Street”), from the other members of 24th Street. Prior to the acquisition, BOAM indirectly owned 48% of the membership interests of 24th Street. 24th Street is the manager of two funds, 24th Street Fund I, LLC and 24th Street Fund II, LLC, which we refer to as “the 24th Street Funds,” focusing on secured lending and direct investments in commercial real estate.

In recent years, BOAM has been staffed and equipped to support the growth of the fiber and real estate businesses. We have determined that the high costs and significant risks associated with "fund financing" based on current market conditions leads us to conclude that it would be more appropriate to pursue self-funding, bank debt, and other funding options for our fiber business at this time. As a result, we are winding down BOAM's operations and implementing cost cutting measures since it will now only manage real estate funds. For our funds under management (the 24th Street Funds and the BFR Fund), we plan to sell the assets at the highest price the market will bear while maintaining the business plans for these assets. Additionally, we will be returning capital to our fund partners during the wind-down process.

Minority Investments

Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic Real Estate Companies, LLC, which we refer to as "Logic." On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street, from the members of 24th Street other than BOAM, for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street, and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, which we refer to as "DFH," the parent company of Dream Finders Homes, LLC, a national home builder. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2023, we have sold all 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

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

●

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as "BOC Yellowstone," served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone." Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, which we refer to as "SHG," a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation, which we refer to as “Sky Harbour.” Sky Harbour’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

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

●

In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we plan to wind down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle.TV Inc., which we refer to as "MyBundle," a company serving the broadband industry.

Additional Opportunities for Growth

In addition to our activities in outdoor billboards, broadband services, surety insurance, asset management and the various industries in which we have made minority investments, we will also consider other industries which offer the potential for predictable and attractive returns on invested capital. We expect to continue to be opportunistic in exploring other opportunities which meet our investment criteria.

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

Our Relationship with Magnolia and Boulderado

In their roles as general partners of MCF, Magnolia BOC I, LP, which we refer to as "MBOC I" and BP, Magnolia and Boulderado, through their ownership of Class A common stock and all of our Class B common stock, control approximately 42% of the aggregate voting power and, as a result, will for the foreseeable future likely be able to continue to effectively control the election of our directors, determine our corporate and management policies and determine without the consent of our other stockholders the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Adam K. Peterson, our Co-Chief Executive Officer and one of our directors, is a principal in Magnolia and Alex B. Rozek, our other Co-Chief Executive Officer and a director of the Company, is a principal in Boulderado. In addition, each of Magnolia and Boulderado, as the holders of our Class B common stock, have the ability to limit our ability to take certain actions, notwithstanding the approval of a majority of our board of directors to take such action.

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

Our Acquisitions and Equity Investments

Since June 2015, we have expended over $530 million in the acquisition of businesses in outdoor billboard advertising, broadband services, surety insurance and brokerage operations, investment in our asset management business, and in the purchase of minority equity interests in various businesses. We anticipate seeking further acquisitions in these business areas and possibly expanding into other businesses that we believe have the potential for durable profitability in a very competitive world.

Outdoor Billboard Advertising. Since June 2015, through over twenty acquisitions, several asset purchases and one exchange, we have acquired numerous billboard structures, many with multiple faces, related easements, and rights in some instances to construct additional billboards. These billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin. We paid a combined purchase price of over $240 million for these billboards and related assets. As of March 1, 2024, we operated approximately 4,000 billboard structures containing approximately 7,600 advertising faces, of which over 90 are digital displays.

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

Broadband Services. In March 2020, AireBeam acquired substantially all the business assets of FibAire, a rural broadband internet provider. AireBeam provided high-speed internet to over 8,000 subscribers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. We acquired AireBeam for approximately $12.3 million in cash and issued to FibAire’s co-founder and chief executive 10% of the equity in the newly formed entity. In June 2021, we purchased the 10% equity stake in AireBeam from FibAire's co-founder and chief executive for approximately $664,000. In December 2020, we acquired substantially all of the business assets of UBB, a rural broadband internet provider. UBB provided high-speed internet to over 10,000 subscribers in Salt Lake City, Park City, Ogden, Provo and surrounding communities. We acquired UBB for approximately $21.3 million in cash and issued to Alpine Networks, Inc., UBB’s member, 20% of the equity in the newly formed entity. Steve McGhie, the president of Alpine Networks, Inc. currently serves as chief executive officer of Boston Omaha Broadband. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. We acquired InfoWest for approximately $38.8 million in cash and issued to the co-founders of InfoWest 20% of the equity in the newly formed entity. In June 2022, UBB completed the acquisition of Strawberry Communications, LLC's internet services business for approximately $1.1 million. In June 2023, InfoWest acquired from Pro Communication and Construction Services, LLC, which we refer to as “ProComm,” broadband construction equipment and related assets for a purchase price of approximately $2.9 million paid in cash. In October 2023, InfoWest acquired substantially all of the business assets of SunRiver Fiber Network from Cable Systems of Nevada, which we refer to as "Cable Systems," for a purchase price of approximately $4.4 million.

Minority Investments. Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic. On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street, and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2022, we have sold all 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T, the privately-held parent company of Crescent. Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●	In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●	In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022.

●	In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we plan to wind down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle, a company serving the broadband industry.

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

Outdoor Billboard Advertising. We currently own and operate approximately 4,000 billboard structures in the Southeast and Midwest United States containing approximately 7,600 advertising faces, of which approximately 90 are digital displays. In addition, we hold options to build additional billboards in a few of these states. Over 95% of our billboards reside on leased parcels of property. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large advertising structures consisting of panels, called faces, on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard face. Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (one week to three years). We generally lease individually selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital displays which generally come with shorter term advertising contracts (one week to twelve months). Outdoor billboards were estimated as a $6.2 billion market in the U.S. in 2022 based on industry trade journals. Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for approximately an additional estimated $2.3 billion in revenues in 2022 according to industry sources. There is no concentration of industries to which we lease billboard space.

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

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $8.6 billion surety market, based on 2022 industry reports. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements. Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties.

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

Surety Insurance. UCS has specialized in providing surety bonds since 1989. UCS is an authorized insurance carrier rated A- (“Excellent”) by A.M. Best and is approved by the United States Department of the Treasury (570 Circular). UCS is currently licensed to conduct business in all 50 states and the District of Columbia. In addition to issuing traditional construction bonds for contractors and subcontractors, UCS offers a wide array of miscellaneous, license and permit bonds that protect consumers from the business activities of our customers or provide assurance to counterparties that our insureds will fulfill licensure requirements or faithfully remit monies owed.  We also operate American Contracting Services, Inc., which we refer to as "ACS," South Coast Surety Insurance Services, LLC, which we refer to as "SCS," and The Warnock Agency, Inc., which we refer to as "Warnock," brokers with clients nationwide, and Surety Support Services, Inc., which we refer to as "SSS," another surety insurance brokerage with clients concentrated in several Midwestern states. As of December 31, 2023, ACS, Warnock and SSS were merged into SCS.

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

Broadband Services. We seek to capitalize on the growing demand for rural internet access and increased bandwidth capacity as the economy shifts towards increased consumer demand and telecommuting work arrangements. AireBeam, UBB and InfoWest operate in several underserved communities in Arizona, Nevada, and Utah that need higher speed and greater internet capacity. Our strategy is to grow our presence in the rural broadband business as we expect many more communities to demand increasingly more bandwidth to their homes and businesses than their current service offering can reliably provide. Within certain markets, we believe that fiber-to-the-home has the potential to be a long-lived asset that fits into our objective to invest in what we believe are durable businesses that have the potential to achieve favorable pre-tax returns on invested capital. Recent studies suggest that a large proportion of homes in the United States have not connected to high-speed broadband services as their communities lack all-fiber connectivity. We believe that the combination of the rural broadband business models at AireBeam, UBB and InfoWest we acquired together with our stronger balance sheet provides a competitive platform to bring fiber-to-the-home to additional communities in Arizona, Nevada, and Utah and other similarly situated communities in other states. In addition, through our FFH business, we have already entered into contracts with home builders to bring fiber-to-the-home in large residential developments currently under construction and expect to continue to expand this to additional developments in the future. We believe that the fiber-to-the-home market shares similar qualities with our billboard and surety insurance markets in providing a diversified customer base in markets which impose some obstacles to competitors. We also believe that many broadband systems are owned by a significant number of small operators which may be interested in being acquired, providing us the potential for continued future growth in the broadband internet provider market.

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

Surety Insurance. Our insurance business operates in an environment that is highly competitive and very fragmented. We compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, CNA Insurance Group, and Chubb Ltd, as well as numerous specialist, regional and local firms in almost every area of our business. These companies may market and service their insurance products through intermediaries, or directly without the assistance of brokers or agents. We also compete with other businesses that do not fall into the categories above that provide risk-related services and products.

Broadband Services. Our broadband services businesses provide high-speed internet connectivity and are aimed at rural and other underserved communities that need higher speed and greater internet capacity. In the future, leading cable operators, such as Comcast, Charter Communications and Altice USA, and other competitors may seek to enter the markets we serve. In addition, we may face competition from 5G in the home and other services incorporating new technologies. Technological changes are further intensifying and may challenge existing business models. Our internet services are expected to compete with wireless phone companies, satellite and other broadband providers, as well as wireline phone companies and other providers of wireline internet service and others seeking to build fiber-based network infrastructure.

Human Capital

We believe we can continue to enhance stockholder value through our business practices that consider the long-term interests of all our stakeholders, including our employees. We aim to create a workplace where employees feel engaged, rewarded and empowered. Culture plays an important role in the way we conduct business and attract talent and, as such, we actively promote a culture of collaboration, creativity, inclusivity and ownership throughout the employee experience.

As of March 1, 2024, we had 463 employees, of which 304 were in broadband operations, 88 were in billboard operations, 56 were in insurance services, 9 were in asset management services and 6 were in administrative or corporate related activities. Of the 463 employees, 17 employees in broadband operations, 4 employees in insurance services, 2 employee in administrative or corporate related activities and 1 employee in asset management services were part time. The rest of our employees were full time. None of our employees are subject to collective bargaining agreements.  We believe that our relationship with our employees is good.

Hiring and developing our employees and building a work environment which they find fulfilling is an important goal for our business. We seek to promote a working environment which promotes the diversity of our workforce, respects the background of each employees and allows each employee to grow to his or her full potential. We seek to provide an attractive compensation and benefits package for our employees, including fair wages, incentives, a 401(k) program to which we provide matching contributions, health care benefits and time off for parental leave, among other benefits. We also are committed to employee safety and spend significant time training employees on safety protocols. We maintain an employee hotline to report issues of concern, which connects to our Chief Financial Officer, Chair of our Audit Committee and our outside counsel.

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

We have raised over $445 million in net proceeds through underwritten public offerings conducted in 2017, 2020 and 2021, our 2018 Private Placement, and through "at the market" offerings conducted between 2018 and 2023.

Borrowing of money. On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), that modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. As we continue to expand our billboard business through acquisitions, we may seek to increase the funds available to us through this Credit Facility or with a different lender.

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

The revolving line of credit loan facility has a $10 million maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on August 12, 2025.

Long-term debt included within our consolidated balance sheet as of December 31, 2023 consists of Link’s Term Loan borrowings of $27,337,766, of which $814,667 is classified as current. There were no amounts outstanding related to the revolving line of credit as of December 31, 2023.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ended December 31, 2023 and thereafter of not greater than 3.00 to 1.00. A minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of December 31, 2023.

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

As of December 31, 2023, we had approximately $22 million in unrestricted cash and $18 million in short-term treasury securities (excluding $29 million of short-term treasury securities held by funds consolidated by BOAM). We also expect to continue to sell additional shares of our Class A common stock through an “at the market” offering if we deem the pricing attractive relative to our potential uses of capital. From January through April 2023, we sold 1,532,065 shares of our Class A common stock through the "at the market" offering program, raising gross proceeds of approximately $37.5 million. We currently expect that our current cash will be sufficient to fund existing operations for at least the next 12 months. Depending on the scope of significant acquisitions and investments we may make, we may need to raise additional financing to make additional acquisitions and/or investments. In 2022, we filed a new shelf registration statement allowing us to raise up to $500 million in the public markets though the sale of our securities.

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

Offering of securities in exchange for property. We may in the future issue shares of our Class A common stock in connection with acquisitions of other businesses. For issuances of shares in connection with acquisitions, our Board of Directors will determine the timing and size of the issuances. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance, including its determination of whether the issuance is accretive to intrinsic value. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of our Class A common stock issued and outstanding immediately before such transaction. In addition, we may have sellers roll over a portion of their equity holdings into an equity holding in the newly acquired business. In those situations, we may provide the seller with an option to put its holding to us and similarly, we may have an option to purchase the rollover equity stake. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of shares of our Class A common stock.

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

Item 1A. Risk Factors.

An investment in shares of our common stock is highly speculative and involves a high degree of risk. You should carefully consider all of the risks discussed below, as well as the other information contained in this Annual Report. If any of the following risks or uncertainties actually occur, our business, financial condition, results of operations, cash flow and prospects could be materially adversely affected. Additional risks or uncertainties not currently known to us, or that we deem immaterial, may also have a material adverse effect on our business' financial condition, results of operations or prospects. We cannot assure you that any of the events discussed in the risk factors below will not occur. In that case, the market price of our Class A common stock could decline and you may lose all or a part of your investment.

Risks Related to the Company and Our Business

We have incurred losses from operations since inception and we anticipate that we will continue to incur losses for the foreseeable future.

We have incurred losses from operations in each year since 2015, when Magnolia and Boulderado purchased majority ownership in the company, sold the prior business and commenced new business activities. Our net loss from operations for the fiscal years ended December 31, 2023 and 2022 was approximately $8.9 million and $5.2 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

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

Our business is capital intensive and any such transactions could involve the payment by us of a substantial amount of cash. We may need to raise additional capital through public or private debt or equity financings to execute our growth strategy and to fund acquisitions. Adequate sources of capital may not be available when needed on acceptable terms, or at all. If we raise additional capital by issuing additional equity securities, the position of existing stockholders may be diluted. Acquisitions could also result in us incurring additional debt and contingent liabilities and fluctuations in quarterly results and expenses. If our capital resources are insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

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

●

the negative impact of acquisitions on our results of operations as a result of large one-time charges, substantial debt or liabilities acquired or incurred, litigation, amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets, adverse tax consequences, substantial depreciation or deferred compensation charges;

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

The value of the Class A common stock and warrants we hold in Sky Harbour Group Corporation (NYSE:SKYH), which we refer to as Sky Harbour, through our subsidiaries is subject to the volatility of the market price of Sky Harbour’s Class A common stock. This volatility subjects our financial statements to volatility. The market price of Sky Harbour’s Class A common stock has experienced significant volatility since it commenced trading on January 26, 2022, and that volatility may continue in the future and may also be subject to wide fluctuations in response to many factors, including factors beyond the control of Sky Harbour. These factors include, but are not limited to:

●	actual or anticipated fluctuations in Sky Harbour's reported results of operations or financial position, including a significant impairment of goodwill, intangible assets, or other long lived assets;

●	recommendations and reports by securities analysts;

●

Sky Harbour's ability to timely complete the construction of its various airport hangar developments at originally projected costs and its ability to successfully lease these facilities at profitable rental rates;

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

We currently account for our investment in Sky Harbour Class A common stock under the equity method. We have evaluated our investment in Sky Harbour as of December 31, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value was less than the carrying value during 2023, (iii) the recovery of Sky Harbour's stock price during the last few months of 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events.

If Sky Harbour's stock price drops below our carrying value of $7.15 per share for a sustained period of time, it will likely result in an impairment of our investment. As of December 31, 2023, the closing price of Sky Harbour Class A common stock was $9.66 per share and we hold 13,118,474 shares of Sky Harbour Class A common stock and warrants to purchase 7,719,779 shares of Class A common Stock at a price of $11.50 per share, and the exercise price is subject to adjustment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions. As a result, we could incur a material impairment charge at any time in the future if we deem our investment to be impaired.

Generally accepted accounting principles require us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's common stock, approximately 20% as of December 31, 2023, and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method using the fair market value of Sky Harbour's Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if our ownership interest in Sky Harbour's common stock drops below 20%, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings on a mark to market basis. Such mark to market accounting could result in significant volatility in our earnings based on changes in Sky Harbour's public stock price. Also while we intend to hold our Sky Harbour Class A common stock for the longer term, we may elect to sell all or a portion of our holdings for a variety of reasons resulting in realized losses or gains.

Some members of our executive management team have limited experience in the day-to-day operations of the industries in which our businesses operate.

Some members of our executive management team have been involved in the day-to-day operation of companies in the fiber-to-the-home business for only three to four years. In addition, we may have limited or no operational experience in other industries and markets which we may choose to enter. Our management team relies on the knowledge and talent of the employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us. An inability to efficiently operate our businesses would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As a result of these factors, we may not achieve, sustain, or increase our profitability on an ongoing basis.

We could suffer losses due to asset impairment charges for goodwill and other intangible assets.

In addition to our review for possible impairment charges to securities we hold, we annually test goodwill for impairment and did so as of October 1, 2023. Based on our review at October 1, 2023, no impairment charge was required. We continue to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For example, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350, Goodwill and Other Intangible Assets and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s financial condition and results of operations.

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

We may also raise additional capital pursuant to our 2022 Shelf Registration Statement which allows us to sell up to $500,000,000 in equity securities in public or private placements based on our capital needs. In December 2022, we established an "at the market" offering program with Wells Fargo Securities as sales agent which allows us to sell up to $100,000,000 in our Class A common stock (the "ATM Program"). From January through April 2023, we sold 1,532,065 shares of our Class A common stock through the ATM Program, raising gross proceeds of approximately $37.5 million.

Our 2022 Incentive Plan allows us to issue up to a total of 1,575,000 shares of Class A common stock (as defined under the Plan). In addition, the maximum number of shares of Class A common stock that may be delivered in satisfaction of awards will automatically increase, on February 1st of each calendar year, for a period ending on (and including) February 1, 2032 (each, an “Evergreen Date”) in an amount such that both the total number of shares of stock available and previously issued under the 2022 Incentive Plan shall equal five percent (5%) or such lesser amount outstanding as may be determined by our Board of Directors on the December 31st immediately preceding the applicable Evergreen Date. The number of shares of stock will also be adjusted for any stock dividend, stock split or combination of shares (including a reverse stock split), recapitalization or other change in our capital structure, plus any shares that are subject to awards that expire or are terminated or cancelled without the delivery of shares.

Our significant equity ownership in Sky Harbour Group Corporation's Class A common stock and warrants may make it difficult for us to resell a significant portion of our Sky Harbour Group Corporation securities in a short period of time.

In 2020, we acted as the sponsor for the initial public offering of Yellowstone, a special purpose acquisition company ("SPAC"). We purchased Yellowstone Class B common stock and private placement warrants at a cost of approximately $7.8 million. On August 1, 2021, Yellowstone entered into an equity purchase agreement with Sky Harbour LLC by which Sky Harbour LLC unitholders would acquire a majority interest in the combined businesses following the completion of a business combination. As part of the equity purchase agreement, and immediately prior to the completion by Sky Harbour LLC of a private activity bond financing raising $160 million in proceeds in September 2021, we purchased Class B Preferred Units in Sky Harbour LLC for a purchase price of $55 million, which Class B Preferred Units converted to 5,500,000 shares of Sky Harbour Class A common stock upon the closing of the Sky Harbour business combination on January 25, 2022. Also, upon the closing of the Sky Harbour business combination in January 2022, we purchased an additional 4,500,000 shares of Class A common stock for a purchase price of $45 million. Upon the closing of the Sky Harbour business combination, our Class B common stock converted to Class A common stock of Sky Harbour and our private placement warrants are now exercisable to purchase 7,719,779 shares of Class A common stock of Sky Harbour. Each Sky Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment, with each Sky Warrant being exercisable and non-redeemable. Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Class A common stock to an investor in the Yellowstone IPO. As of March 22, 2024, we owned 13,118,474 shares of Sky Harbour Class A common stock. To date, we have invested a total of $107.8 million in Sky Harbour. All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, due to the current trading volume of Sky Harbour Class A common stock, we anticipate that it would be difficult to sell any significant amount of our Sky Harbour Class A common stock and Warrants at the present time and for the foreseeable future. In addition, Alex Rozek, our Co-Chair, serves on the Board of Directors of Sky Harbour and, as a result, our ability to sell shares of Sky Harbour will be limited for such period of time as Mr. Rozek is subject to black-out period prohibitions on trading or otherwise possesses material non-public information regarding Sky Harbour.

Our investments in publicly traded securities involve a substantial degree of risk.

In addition to our investments in privately-held companies and our investment in the Sky Harbour Class A common stock and Sky Harbour Warrants, we may purchase publicly traded common stock and other equity securities, including warrants and corporate bonds. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also generally experienced significantly more volatility in those returns. The publicly traded securities we acquire may fail to appreciate and may decline in value or become worthless. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities and corporate bonds involve special risks, such as the risk of deferred distributions, credit risk, illiquidity, changes in value based upon interest rates changes and other macroeconomic factors, and limited voting rights. Any decrease in the value of Sky Harbour Class A common stock and Sky Warrants before we can liquidate our holdings in Sky Harbour could materially adversely impact our operating results and our stockholders’ equity. Under generally accepted accounting principles, we may be required to reflect the value of our securities in publicly-traded companies at their current market value as of the end of each fiscal quarter. As a result, this mark-to-market accounting can change values for these types of securities on our balance sheet as market conditions change. Mark-to-market accounting can become volatile if market prices fluctuate greatly and changes in the fair value of investments could significantly impact our reported results.

We run the risk of inadvertently being deemed an investment company required to register under the Investment Company Act of 1940.

We run the risk of inadvertently being deemed an investment company required to register under the Investment Company Act of 1940 (the “Investment Company Act”) because a significant portion of our assets consists of investments in companies in which we own less than a majority interest. Although we do not currently hold investments at a value that would cause us to register under the Investment Company act, we could become subject to registration due to events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, such as our interest in Sky Harbour, and adverse developments with respect to our ownership of certain of our subsidiaries, transactions involving the sale of certain assets and our participation in any partnership or other fund established to finance future broadband and real estate projects in which we may engage. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investment assets under the Investment Company Act.  These steps have included, among others, selling marketable securities that we might otherwise have held for the long-term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe-harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were an unregistered investment company.

The existing and future indebtedness incurred by our billboard business may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Failure to comply with the terms of this indebtedness could result in a default by our billboard business that could have material adverse consequences for us.

Link, which operates our billboard businesses, entered into a credit agreement in August 2019 with a commercial bank which provides Link and its subsidiaries the opportunity to borrow through a combination of long-term debt and a line of credit. Link's current borrowings under the bank credit facility as of December 31, 2023 totaled $27,337,766, all of which represents a term loan. The remaining balance of this term loan becomes due and payable in 2028. In addition, Link may incur additional indebtedness in the future. Accordingly, Link is subject to the risks associated with significant indebtedness, including:

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

Instruments governing Link's indebtedness contain restrictive covenants limiting Link's discretion with respect to certain business matters. These covenants could place significant restrictions on, among other things, Link's ability to create liens or other encumbrances, to make distributions to us or make certain other payments, investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. Covenants also require Link to meet certain financial ratios and financial condition tests. A failure to comply with any such covenants could result in a default which, if not cured or waived, could permit acceleration of the relevant indebtedness.

If we are unable to manage our interest rate risk effectively, our cash flows and operating results may suffer.

Advances under Link's $10 million revolving line of credit bear interest at a variable rate. Although we have not currently borrowed any sums under this line of credit, and this line of credit is currently set to expire in August 2025, we may incur indebtedness under this line of credit in the future. Also, we may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipate based upon historical trends would adversely affect our cash flows and we may not be able to hedge such exposure effectively, if at all.

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

Outdoor Billboard Advertising. The outdoor billboard industry is highly competitive. There is a concentration in the ownership of billboards in the geographic markets in which we compete and significantly larger companies, such as Clear Channel Outdoor, Outfront Media, and Lamar Advertising Company, own the majority of the out-of-home advertising billboards. Such competition may make it difficult to maintain or increase our current advertising revenues. In addition to competing for advertising revenue with other outdoor advertising businesses, the outdoor advertising market faces competition from other media, including radio, internet based services, print media, television, direct mail, satellite services, and other mobile devices. Our competitors may develop technology, services, or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. Also, new competitors may emerge and rapidly acquire significant market share in any of our business segments. Additionally, increased competition for advertising dollars may lead to lower advertising rates if we are to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

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

Broadband Services. Our broadband services compete with other technologies, including traditional cable services as well as satellite services. These markets are highly competitive, and many traditional providers of cable and wireless services have greater financial, marketing, and human resources than us and may be able to offer additional products and services to our customers. In addition, new technologies may be developed which would provide an alternative to our fiber-to-the-home services we currently provide. As we seek to expand our broadband services, we may face incumbent service providers which would be able to retain a significant customer base in the communities in which we may seek to enter, making it difficult to achieve a share of the market needed to provide our services profitably.

Any additional industries or markets that we may enter, whether through future acquisitions or development of a new business line, such as our potential entry into the build for rent business, will also likely be occupied by established competitors. Many of our current competitors have substantially greater financial, marketing, product development, and human resources than we do. Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.

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

Our results of operations are sensitive to changes in overall economic conditions that impact consumer and commercial spending, including discretionary spending and the financial impact to consumers and businesses from inflation. Future economic conditions such as employment levels, business conditions, interest rates and tax rates could reduce our revenues. A general reduction in the level of business activity could adversely affect our financial condition and/or results of operations. For example, in particular, adverse economic conditions, either regionally or nationally, may result in reduced advertising expenditures that could adversely affect our billboard segment of operations. Adverse economic conditions may result in fewer surety transactions and adversely affect our insurance segment of operations. Adverse economic conditions may also affect our investments in homebuilding, auto lending, and commercial real estate management and services.

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

Our Co-Chief Executive Officers, Adam K. Peterson and Alex B. Rozek, are each managing members of separate investment management entities that collectively own 19.5% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and that of our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Brendan J. Keating, who is one of our directors, is also the Manager of both Logic and 24th Street and, along with Adam K. Peterson and Alex B. Rozek, one of the three managing directors of BOAM. In addition, Alex B. Rozek is a director of Sky Harbour. Adam K. Peterson, Brendan J. Keating and Jeffrey C. Royal all serve as members of the board of directors of Nicholas Financial, Inc. and Adam K. Peterson is a member of the board of directors of Nelnet, Inc.

Disruptions to our information technology systems and any cybersecurity breaches could disrupt our business operations and have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

The operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage, among other things, our business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements, and other processes and data necessary to manage our business. Disruptions to our information technology systems, including any disruptions to our current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems disruptions, system conversions, security breaches, cyberattacks, phishing attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in our ability to service our customers. These risks have been and may continue to be exacerbated as a result of remote working in response to the COVID-19 pandemic. Any such damage or interruption could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

In addition, as part of our normal business activities, we collect and store certain confidential information, including personal information with respect to customers, consumers and employees, and the success of our operations depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. We may share some of this information with vendors who assist us with certain aspects of our business. Any failure on our part or our vendors to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those of our vendors) and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in our incurring potentially substantial costs. Such events could also result in the deterioration of confidence in us by employees, consumers, and customers and cause other competitive disadvantages. In addition, a security or data privacy breach could require us to expend significant additional resources to enhance our information security systems and could result in a disruption to our operations. Furthermore, third parties, such as our suppliers and retail consumers, may also rely on information technology and be subject to such cybersecurity breaches. These breaches may negatively impact their businesses, which could in turn disrupt our supply chain and/or our business operations. Due to the potential significant costs, business disruption and reputational damage that typically accompany a cyberattack or cybersecurity breach, any such event could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

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

Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses. In addition, certain of the other new markets and industries that we may choose to enter may be regulated by a variety of federal, state and local agencies. Similarly, our investments in other companies, including the home building and consumer auto lending markets, are highly regulated by federal and other governmental agencies.

Our surety insurance business is subject to extensive insurance regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

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

We use reinsurance to help manage our exposure to insurance risks. Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The availability and cost of reinsurance is subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. In addition, reinsurance programs are generally subject to renewal on an annual basis. We may not be able to obtain reinsurance in acceptable amounts and/or on acceptable terms from entities with satisfactory creditworthiness. If we are unable to obtain new reinsurance facilities or renew expiring facilities, our net exposures would increase and we may not be able to maintain certain customer accounts. In such event, if we are unwilling to bear an increase in our net exposure, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

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

Factors, such as business revenue, economic conditions, natural disasters, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage. A decline in our financial strength rating may adversely affect the amount of business we write.

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of the date of this Annual Report on Form 10-K, A.M. Best has assigned a financial strength rating of “A-” (Excellent) to our operating subsidiary, UCS. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analysis include but are not limited to:

●	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;

●	if unfavorable financial, regulatory, reinsurance or market trends affect us, including excess market capacity;

●	if our losses exceed our loss reserves;

●	if we have unresolved issues with government regulators;

●	if we are unable to retain our senior management or other key personnel;

●	if our investment portfolio incurs significant losses; or

●	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

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

We have made, and may continue to make, certain strategic investments in various businesses without acquiring all or a majority ownership stake in those businesses. To the extent that such investments represent a minority or passive stake in any business, we may have little to no participation, input or control over the management, policies, and operations of such business. Further, we may lack sufficient ownership of voting securities to impact, without the vote of additional equity holders, any matters submitted to stockholders or members of such business for a vote. We currently lack operational control over our investments in Sky Harbour, CB&T, MyBundle and Logic.

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

In 2023, we identified a material weakness in our internal control over financial reporting in connection with our previous accounting for our investment in the 24th Street Funds under Accounting Standards Codification 323, Equity Method and Joint Ventures. Although this material weakness was subsequently remediated, any future material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

We identified a material weakness in the Company’s internal control over financial reporting existing as of December 31, 2022. Specifically, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective related to the risk assessment of our investment in unconsolidated entities who are required to apply specialized industry accounting. Specifically, the Company did not design and implement effective controls addressing the technical accounting complexities associated with companies who are required to apply investment company accounting guidance. Within our current filing, we have revised our Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2022, to reflect our proportionate share of reported earnings pursuant to investment company accounting requirements related to our previous investment in the 24th Street Funds. This material weakness did not require a restatement of our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 as our evaluation concluded that the impact quantitatively and qualitatively was not material to any of the prior periods.

Despite our remediation of this material weakness in 2023, any failure in the future to maintain effective internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

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

Our Class A common stock price has been, and is likely to continue to be, volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your Class A common stock at or above your original purchase price. The market price for our Class A common stock may be influenced by many factors, many of which are beyond our control, including those discussed in this “Risk Factors” section and elsewhere in this Annual Report and the following:

●	our operating and financial performance and prospects;

●	success of our competitors' products or services;

●	regulatory or legal developments in the United States, especially changes in laws or regulations applicable to our products and services, and changes in federal and state corporate tax laws;

●	additions or departures of key management personnel;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

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

●	accounting charges associated with reductions in the value of our investments in publicly traded securities and private companies;

●	our income or losses in unconsolidated affiliates in which we have invested capital and our retention of specialized accounting for our investments in entities which qualify as investment companies and apply specialized industry accounting; and

●	changes in other investment income or losses.

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

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price. As of March 22, 2024, MBOC I holds for the benefit of Massachusetts Institute of Technology ("MIT") and a pension fund managed by MIT 5,589,253 shares of our Class A common stock. In addition, the MIT affiliated pension fund separately reported that as of February 7, 2024, it owns an additional 2,444,473 shares of our Class A common stock. Additionally, Mr. Peterson and entities managed by Magnolia together with Mr. Rozek and entities managed by Boulderado collectively own 733,107 shares of our Class A common stock and 1,055,560 shares of our Class B common stock, which converts on a one for one basis into an equivalent number of shares of our Class A common stock. Pursuant to the exercise of rights under a registration rights agreement, in September 2021, we registered a total of 9,698,705 shares of Class A common stock, including 6,437,768 shares of Class A common stock owned by MBOC I and beneficially owned by entities associated with the Massachusetts Institute of Technology and the remaining 3,260,937 shares owned directly by certain entities affiliated with MIT and also grants them the right to participate in future registrations of securities by us, subject to certain conditions. In May 2022, we updated the Registration Statement to reflect subsequent distributions of the Class A common stock owned by MBOC I to MIT, resulting in a reduction in the number of shares registered to 8,297,039 shares of our Class A common stock. These registration rights continue until the earlier of March 31, 2033 or the date when an investor may resell the shares of our Class A common stock under Rule 144 as of the date when all registrable securities held by and issued to such investor may be sold under Rule 144 under the Securities Act during any 90 day period. In May 2022, we also registered 1,018,660shares of Class A common stock held by Magnolia and Boulderado and their affiliates. As of December 31, 2023, certain of our stockholders still hold 8,359,850 registered shares of our Class A common stock.

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

As of March 22, 2024, an additional 407,484 shares of our Class A common stock are owned directly or indirectly by our officers and directors and their affiliates other than Messrs. Peterson and Rozek and are available for resale under Rule 144 under the Securities Act. In addition, we have issued 80,912 shares of our Class A common stock under the 2022 Long-Term Incentive Plan and may issue additional shares in the future. Although we have not registered the shares issued or available for issuance under the 2022 Long-Term Incentive Plan, we may do so in the future.

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

Currently, MCF and BP collectively own all of our Class B common stock and entities managed by Magnolia and Boulderado own 19.5% of our Class A common stock, resulting in their holding 41.8% of the aggregate voting power of the company.  As a result, Mr. Peterson and entities managed by Magnolia together control 28.5% of the aggregate voting power, and Mr. Rozek and entities managed by Boulderado together control 14.3% of the aggregate voting power. Moreover, it is possible that entities managed by Boulderado and Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia and Boulderado will likely continue to control virtually all matters submitted to stockholders for a vote; may elect all of our directors; and, as a result, may control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

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

As of March 22, 2024, we had 8,539,476 shares of Class A common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, subject to applicable laws and NYSE rules, whether in connection with acquisitions, financings or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price and antidilution protection, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Class A common stock could be depressed to some extent by the existence of the preferred stock. As of March 22, 2024, no shares of preferred stock have been issued.

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

Sections 382 and 383 of the Internal Revenue Code contain rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined in Section 382 of the Internal Revenue Code as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating losses, which we refer to as “NOLs,” credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. In addition, tax net operating loss carry forwards generated in years beginning after December 31, 2017 may be carried forward indefinitely but are only available to offset 80% of future taxable income. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income (if any) with losses, or our tax liability with credits, before such losses and credits expire. Accordingly, these limitations may increase our federal income tax liability. NOLs generated during 2018 and thereafter do not expire.

As of December 31, 2023, we had NOLs of approximately $72.5 million. We continue to assess the impact of the 2018 private placement, our “at the market” offerings, our 2020 public offering, our 2021 public offering and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and, if so, the limitations on our ability to utilize NOLs. Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may be also at risk of limitation in the event of a future ownership change.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including, confidential information that is proprietary, strategic or competitive in nature, and data related to financial and customer data (“Information Systems and Data”).

While to date, we have not had a major cyber incident against our platforms, nor experienced significant data loss or any material financial losses related to cybersecurity attacks, it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor captioned “Disruptions to or any breach of our information technology systems could disrupt our business operations which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.”

Our officers and employees and our IT vendors help identify, assess and manage our cybersecurity threats and risks and the unique needs of each of our billboard, surety insurance, broadband and other businesses and the various offices in which we operate. We manage, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example: through the use of automated tools, including but not limited to tools for monitoring, geolocation, remote wiping, threat detection, intrusion detection and prevention, patch management, distributed denial of service (DDoS) protection and forensics; conducting (directly or through third parties) regular audits and threat assessments for internal and external threats; subscribing to reports and services that identify cybersecurity threats; analyzing reports of threats and actors; conducting vulnerability assessments to identify vulnerabilities; evaluating our and our industry’s risk profile; and evaluating threats reported to us.

We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response plans and procedures, disaster recovery/business continuity plans, risk assessments, implementation of security standards and certifications, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, vendor risk management program, employee training and penetration testing.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of our enterprise risk management program, and members of our management team and IT consultants work together to prioritize our risk management processes, mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and report regularly to our board of directors on cybersecurity matters.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example managed cybersecurity service providers, threat intelligence service providers, dark web monitoring services, and other cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, including but not limited to application providers, hosting companies, contract manufacturing organizations and contract research organizations. We have a vendor management program to oversee, identify and manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for vendors that may include, depending on the vendor and nature of services being performed, security questionnaires, review of the vendor's written security program, review of security assessments, audits and reports, vulnerability scans related to the vendor, security assessment calls with the vendor's security personnel, and the imposition of certain contractual obligations on the vendor, among other elements, in accordance with the processes outlined in our internal vendor selection, management, and oversight process policy and other internal guidelines. More specifically, the level of assessment may depend on the following: the nature of the services provided and the data the vendors may collect, retain, and utilize, the sensitivity of the Information Systems and Data at issue, and the identity of the provider.

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function.

Our cybersecurity risk assessment and management processes are implemented and maintained by various members of our management team and IT consultants, which includes individuals who have a diverse combination of relevant expertise, experience, education and training. Our team includes individuals with relevant experience in enterprise risk management and disclosure controls and procedures. Additionally, certain members of our team have experience managing cybersecurity programs and are specifically assigned cybersecurity oversight.

Certain members of our management team are responsible for hiring appropriate employees and consultants, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified. In addition, our incident response processes include a procedure for reporting certain cybersecurity incidents to the board of directors.

Commencing in 2024, our Audit and Risk Committee is taking the lead on behalf of the board of directors on oversight of our cybersecurity risk management program.

Item 2.    Properties.

Our corporate headquarters is located in Omaha, Nebraska. As of December 31, 2023, we maintained offices in various locations in the United States with leases expiring between 2024 and 2042. In connection with the acquisition of various billboard sites, we own a small percentage of these sites and in most instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained. We also own several parcels in Arizona used by our broadband business for storage of equipment.

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

As of March 22, 2024, the closing price per share of our common stock was $16.64, as reported by the NYSE.

Holders of Our Common Stock

As of March 22, 2024, there were approximately 93 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.  As of March 22, 2024, there were 30,299,408 shares of Class A common stock outstanding. As of March 22, 2024, we also had 1,055,560 shares of Class B common stock held entirely by MCF and BP, as well as warrants held by MCF to purchase up to an additional 52,778 shares of our Class B common stock, warrants held by BP to purchase up to 51,994 shares of our Class B common stock, and warrants held by an unaffiliated investor to purchase up to 784 shares of our Class A common stock, each at exercise prices ranging from $8.00 to $10.00 per share.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

In August 2022, our shareholders approved the 2022 Incentive Plan. Commencing in January 2023, we have issued stock grants under the 2022 Incentive Plan of our Class A common stock to our Chief Financial Officer, Chief Accounting Officer, the president of our billboard subsidiary, the president of our broadband subsidiary, three other employees, and the four independent directors totaling 80,912 shares. Certain of the grants to the employees and the four independent directors are subject to vesting periods of up to three years from the date of grant.

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

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2023, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that serves over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provides high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which partners with builders, developers and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. As of December 31, 2023, we have approximately 43,000 broadband customers. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic. On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street, and focus on opportunities within secured lending and direct investments in commercial real estate.

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2022, we have sold all 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

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

●	In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we plan to wind down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle, a company serving the broadband industry.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following is a comparison of our results of operations for the year ended December 31, 2023, which we refer to as “fiscal 2023,” compared to the year ended December 31, 2022 which we refer to as “fiscal 2022.”

Revenues.  For fiscal 2023 and fiscal 2022, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2023		2022		2023 vs 2022
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$42,940,369	44.6%	$39,244,726	48.3%	$3,695,643
Broadband services	35,340,502	36.7%	28,627,271	35.3%	6,713,231
Premiums earned	13,932,659	14.5%	10,649,089	13.1%	3,283,570
Insurance commissions	1,884,007	2.0%	2,050,838	2.5%	(166,831)
Investment and other income	2,156,199	2.2%	662,270	0.8%	1,493,929
Total Revenues	$96,253,736	100.0%	$81,234,194	100.0%	$15,019,542

We realized total revenues of $96,253,736 during fiscal 2023, an increase of 18.5% over revenues of $81,234,194 during fiscal 2022. Revenues increased within each our our businesses, except for our surety brokerage operations, during fiscal 2023 when compared to fiscal 2022. The key factors impacting revenue across each of our businesses during fiscal 2023 were as follows:

●

Net billboard rentals increased by 9.4% in fiscal 2023, when compared to fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022.

●

Revenue from broadband services in fiscal 2023 increased 23.5% from fiscal 2022, mainly reflecting revenues generated from the InfoWest and Go Fiber acquisitions completed in April 2022 as well as subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 30.8% in fiscal 2023 when compared to the fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations decreased by 8.1% in fiscal 2023 when compared to fiscal 2022, mainly due to reduced production through outside insurance carriers.

●

Investment and other income at UCS and BOAM increased from $662,270 in fiscal 2022 to $2,156,199 in fiscal 2023, mainly due to the increase in interest rates over the past 12 to 18 months for assets held by UCS and the consolidation of 24th Street during the second quarter of fiscal 2023.

Expenses.  For fiscal 2023 and fiscal 2022, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2023		2022		2023 vs 2022
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$15,136,817	15.7%	$14,395,627	17.7%	$741,190
Cost of broadband revenues	9,955,518	10.3%	7,538,501	9.3%	2,417,017
Cost of insurance revenues	6,808,167	7.1%	4,755,583	5.9%	2,052,584
Employee costs	32,561,929	33.8%	26,343,272	32.4%	6,218,657
Professional fees	4,665,515	4.9%	5,300,275	6.5%	(634,760)
General and administrative	16,112,243	16.8%	12,861,992	15.8%	3,250,251
Depreciation	12,155,096	12.6%	8,649,066	10.6%	3,506,030
Amortization	7,409,939	7.7%	6,474,791	8.0%	935,148
Accretion	216,501	0.2%	206,359	0.3%	10,142
Loss (gain) on disposition of assets	84,414	0.1%	(61,377)	(0.1%)	145,791
Total Costs and Expenses	$105,106,139	109.2%	$86,464,089	106.4%	$18,642,050

During fiscal 2023, we had total costs and expenses of $105,106,139, as compared to total costs and expenses of $86,464,089 in fiscal 2022. Total costs and expenses as a percentage of revenues increased from 106.4% in fiscal 2022 to 109.2% in fiscal 2023. The key factors impacting costs and expenses across each of our businesses during fiscal 2023 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 36.7% in fiscal 2022 to 35.3% in fiscal 2023. The decrease was mainly related to lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 26.3% in fiscal 2022 to 28.2% in fiscal 2023. The increase is mainly driven by the InfoWest and Go Fiber acquisitions completed in April 2022 as well as an increase in sales commissions and fuel costs.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 35.6% in fiscal 2022 to 38.5% in fiscal 2023. The increase was mainly due to higher commissions paid related to increased production from non-affiliated insurance brokerage firms.

●

Employee costs increased from $26,343,272 in fiscal 2022 to $32,561,929 in fiscal 2023, an increase of 23.6%. The increase was mainly driven by the InfoWest and Go Fiber acquisitions and hiring within our other broadband businesses, surety brokerage operations and BOAM.

●

Professional fees in fiscal 2023 were $4,665,515, or 4.9% of total revenues, as compared to $5,300,275, or 6.5% of total revenues, in fiscal 2022. The decrease was mainly related to the professional fees associated with Yellowstone completing its business combination with SHG during the first quarter of fiscal 2022.

●

General and administrative expenses in fiscal 2023 were $16,112,243, or 16.8% of total revenues, as compared to $12,861,992, or 15.8% of total revenues, in fiscal 2022. The increase was mainly driven by the InfoWest and Go Fiber acquisitions, higher marketing and software related expenses within our broadband businesses, continued hiring within BOAM, and a $900,000 reduction of the contingent consideration related to the ACS acquisition during the fourth quarter of fiscal 2022.

●

Non-cash expenses in fiscal 2023 included $12,155,096 in depreciation expense, $7,409,939 in amortization expense, and $216,501 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions as well as continued capital investments across all our broadband businesses.

Net Loss from Operations. Net loss from operations in fiscal 2023 was $8,852,403, or 9.2% of total revenues, as compared to a net loss from operations of $5,229,895, or 6.4% of total revenues, in fiscal 2022. The increase in net loss from operations in dollars was primarily due to an increase in depreciation and amortization expense related to our InfoWest and Go Fiber acquisitions and capital investments within our other broadband businesses as well as costs associated with hiring within our broadband and asset management businesses, which were partially offset by improved operations within our billboard and insurance businesses. Our net loss from operations included $19,781,536 from non-cash amortization, depreciation and accretion expenses in fiscal 2023, as compared to $15,330,216 in fiscal 2022.

Other Income (Expense). In fiscal 2023, we had a net other loss of $294,060. Net other loss included a loss of $7,888,765 from unconsolidated affiliates mainly related to $13,149,861in non-cash losses from our equity method position in Sky Harbour, which was partially offset by $4,630,610 in non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in the remeasurement of our previously-held interest in 24th Street, and interest expense of $1,147,234 mainly incurred under Link's term loan. These items were partially offset by $6,132,791 in other investment income mainly related to public securities held by Boston Omaha and UCS and interest and dividend income of $2,609,148. During fiscal 2022, we had net other income of $13,104,078. Net other income included a gain of $24,977,740 related to the deconsolidation of Yellowstone, $4,085,040 mainly related to our investment in the 24th Street Funds, $1,837,211 related to the remeasurement of Yellowstone's public warrants from January 1, 2022 to January 25, 2022, and interest and dividend income of $434,941. These items were partially offset by $15,635,690 in other investment losses mainly related to public securities held by Boston Omaha and UCS, a loss of $1,387,620 mainly related to our equity method position in Sky Harbour, and interest expense of $1,207,544 mainly incurred under Link's term loan.

Generally accepted accounting principles ("GAAP") requires us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method using the fair market value of Sky Harbour's Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if our ownership interest in Sky Harbour's Class A common stock drops below 20%, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of December 31, 2023, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value was less than the carrying value during 2023, (iii) the recovery of Sky Harbour's stock price during the last few months of 2023, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $7.15 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net (Loss) Income Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $7,004,009 in fiscal 2023, or a loss per share of $0.23, based on 31,092,850 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $10,233,400 in fiscal 2022, or income per share of $0.34, based on 29,766,247 diluted weighted average shares outstanding.

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for fiscal 2023 and fiscal 2022:

Results of Billboard Operations

	For the Years Ended December 31,
	2023		2022
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$42,940,369	100.0%	$39,244,726	100.0%
Cost of Revenues
Ground rents	7,981,107	18.6%	7,753,495	19.7%
Utilities	1,790,349	4.2%	1,672,420	4.3%
Commissions paid	3,409,923	7.9%	3,103,413	7.9%
Other costs of revenues	1,955,438	4.5%	1,866,299	4.8%
Total cost of revenues	15,136,817	35.2%	14,395,627	36.7%
Gross margin	27,803,552	64.8%	24,849,099	63.3%
Other Operating Expenses
Employee costs	7,072,960	16.5%	6,724,871	17.1%
Professional fees	804,203	1.9%	521,377	1.3%
General and administrative	3,902,279	9.1%	3,591,370	9.2%
Depreciation	5,075,358	11.8%	4,581,316	11.7%
Amortization	3,933,290	9.1%	3,674,411	9.4%
Accretion	199,211	0.5%	196,099	0.5%
Loss (gain) on disposition of assets	206,832	0.5%	(175,262)	(0.5%)
Total expenses	21,194,133	49.4%	19,114,182	48.7%
Segment Income from Operations	6,609,419	15.4%	5,734,917	14.6%
Interest expense, net	(956,251)	(2.2%)	(1,138,242)	(2.9%)
Net Income Attributable to Common Stockholders	$5,653,168	13.2%	$4,596,675	11.7%

Comparison of Fiscal 2023 to Fiscal 2022. In fiscal 2023, there was a 9.4% increase in net billboard revenues from fiscal 2022, reflecting an improvement in rental and occupancy rates across a number of our markets as well as the acquisition of billboards from Elevation during the fourth quarter of fiscal 2022. The key factors affecting our billboard operations results during fiscal 2023 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 19.7% in fiscal 2022 to 18.6% in fiscal 2023.

●	Commissions paid as a percentage of total segment operating revenues remained flat at 7.9% in fiscal 2022 and in fiscal 2023.

●

Employee costs as a percentage of total segment operating revenues decreased from 17.1% in fiscal 2022 to 16.5% in fiscal 2023. The decrease is due to organic revenue growth as well as the impact from the Elevation acquisition.

●	General and administrative expenses decreased slightly as a percentage of total segment operating revenues from 9.2% fiscal 2022 to 9.1% in fiscal 2023.

●	Depreciation and amortization expense increased by $494,042 and $258,879, respectively, from fiscal 2022. The increases are primarily due to the Elevation acquisition.

●

Net interest expense was $956,251 in fiscal 2023 compared to net interest expense of $1,138,242 in fiscal 2022. The decrease is mainly driven by interest income from investing excess cash in U.S. Treasury securities.

Results of Broadband Operations

	For the Years Ended December 31,
	2023		2022
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Broadband revenues	$35,340,502	100.0%	$28,627,271	100.0%
Cost of Revenues
Network operations and data costs	5,181,917	14.7%	4,319,410	15.1%
Programming costs	61,646	0.2%	90,139	0.3%
Cell site rent and utilities	1,597,681	4.5%	1,111,487	3.9%
Other costs of revenues	3,114,274	8.8%	2,017,465	7.0%
Total cost of revenues	9,955,518	28.2%	7,538,501	26.3%
Gross margin	25,384,984	71.8%	21,088,770	73.7%
Other Operating Expenses
Employee costs	14,527,407	41.1%	10,892,844	38.1%
Professional fees	823,969	2.3%	659,025	2.3%
General and administrative	7,093,277	20.1%	5,166,722	18.1%
Depreciation	6,816,929	19.3%	3,869,994	13.5%
Amortization	3,316,403	9.4%	2,617,966	9.1%
Accretion	17,290	0.0%	10,260	0.0%
(Gain) loss on disposition of assets	(122,418)	(0.3%)	113,885	0.4%
Total expenses	32,472,857	91.9%	23,330,696	81.5%
Segment Loss from Operations	(7,087,873)	(20.1%)	(2,241,926)	(7.8%)
Interest income (expense), net	17,664	0.1%	(19,831)	(0.1%)
Noncontrolling interest in subsidiary loss (income)	75,008	0.2%	(436,648)	(1.5%)
Net Loss Attributable to Common Stockholders	$(6,995,201)	(19.8%)	$(2,698,405)	(9.4%)

Comparison of Fiscal 2023 to Fiscal 2022. In fiscal 2023, total operating revenues increased by 23.5% when compared to fiscal 2022 mainly reflecting the revenues generated from the InfoWest and Go Fiber acquisitions which were completed in April 2022. The key factors affecting our broadband operations results during fiscal 2023 were as follows:

●

Total cost of revenues increased as a percentage of total segment operating revenues from 26.3% in fiscal 2022 to 28.2% in fiscal 2023. The increase is mainly driven by the InfoWest and Go Fiber acquisitions as well as an increase in sales commissions and fuel costs within Other costs of revenues.

●	Employee costs in fiscal 2023 increased by 33.4% from fiscal 2022. The increase is mainly due to the InfoWest and Go Fiber acquisitions as well as hiring within our other broadband businesses.

●	Professional fees as a percentage of total segment operating revenues remained flat at 2.3% in fiscal 2022 and in fiscal 2023.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 18.1% in fiscal 2022 to 20.1% in fiscal 2023. The increase is mainly due to the InfoWest and Go Fiber acquisitions as well as higher marketing and software related expenses.

●

Depreciation and amortization expense increased by $2,946,935 and $698,437, respectively, from fiscal 2022. The increase in depreciation and amortization expense is mainly due to the InfoWest and Go Fiber acquisitions as well as continued capital investments across all of our broadband businesses.

Results of Insurance Operations

	For the Years Ended December 31,
	2023		2022
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$13,932,659	78.7%	$10,649,089	79.7%
Insurance commissions	1,884,007	10.6%	2,050,838	15.3%
Investment and other income	1,889,225	10.7%	662,270	5.0%
Total operating revenues	17,705,891	100.0%	13,362,197	100.0%
Cost of Revenues
Commissions paid	4,387,088	24.8%	2,934,022	21.9%
Premium taxes, fees, and assessments	376,828	2.1%	289,268	2.2%
Losses and loss adjustment expense	2,044,251	11.6%	1,532,293	11.5%
Total cost of revenues	6,808,167	38.5%	4,755,583	35.6%
Gross margin	10,897,724	61.5%	8,606,614	64.4%
Other Operating Expenses
Employee costs	6,500,480	36.7%	5,752,302	43.0%
Professional fees	596,245	3.4%	259,535	1.9%
General and administrative	1,970,121	11.1%	1,241,261	9.3%
Depreciation	152,388	0.9%	87,855	0.7%
Amortization	160,246	0.9%	182,414	1.4%
Total expenses	9,379,480	53.0%	7,523,367	56.3%
Segment Income from Operations	1,518,244	8.5%	1,083,247	8.1%
Other investment income (loss)	538,621	3.1%	(3,569,262)	(26.7%)
Net Income (Loss) Attributable to Common Stockholders	$2,056,865	11.6%	$(2,486,015)	(18.6%)

Comparison of Fiscal 2023 to Fiscal 2022. In fiscal 2023, total operating revenues increased by 32.5% when compared to fiscal 2022, mainly due to increased earned premiums and investment and other income at our UCS insurance subsidiary. The key factors affecting our insurance operations results during fiscal 2023 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 30.8% in fiscal 2023 when compared to fiscal 2022. The increase in premiums earned was primarily due to increases in production throughout fiscal 2022 and fiscal 2023. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●	Insurance commissions generated by our surety brokerage operations decreased by 8.1% in fiscal 2023 when compared to fiscal 2022, mainly due to reduced production through outside insurance carriers.

●

Commissions paid as a percentage of total segment operating revenues increased from 21.9% in fiscal 2022 to 24.8% in fiscal 2023, mainly due to increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of insurance revenues increased slightly from 11.5% in fiscal 2022 to 11.6% in fiscal 2023. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs in fiscal 2023 increased by 13.0% from fiscal 2022. The increase is mainly due to incentive plan payments as well as the hiring of production-based roles within our surety brokerage operations.

●

General and administrative expenses in fiscal 2023 increased by 58.7% from fiscal 2022. The increase is mainly due to a $900,000 reduction in general and administrative expenses during the fourth quarter of fiscal 2022 related to finalizing the ACS acquisition contingent consideration.

●

During fiscal 2023, our segment income from insurance operations of $1,518,244 was increased by other investment income of $538,621 mainly from unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Years Ended December 31,
	2023		2022
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Investment and other income	$266,974	100.0%	-	-
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	266,974	100.0%	-	-
Other Operating Expenses
Employee costs	1,574,332	589.7%	746,235	-
Professional fees	321,363	120.4%	813,142	-
General and administrative	753,320	282.1%	278,256	-
Depreciation	-	-	-	-
Amortization	-	-	-	-
Total expenses	2,649,015	992.2%	1,837,633	-
Segment Loss from Operations	(2,382,041)	(892.2%)	(1,837,633)	-
Interest and dividend income	1,058,527	396.5%	-	-
Equity in income of unconsolidated affiliates	4,630,610	1734.5%	-	-
Other investment income	980,410	367.2%	-	-
Noncontrolling interest in subsidiary (income) loss	(911,292)	(341.4%)	290,932	-
Net Income (Loss) Attributable to Common Stockholders	$3,376,214	1264.6%	$(1,546,701)	-

Comparison of Fiscal 2023 to Fiscal 2022. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we have been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. Therefore, comparisons of our asset management results for fiscal 2023 to fiscal 2022 may not be meaningful. In addition, as previously mentioned, we are winding down BOAM's operations and implementing cost cutting measures. The key factors affecting our asset management operations results during fiscal 2023 were as follows:

●	Employee costs in fiscal 2023 increased by 111.0% from fiscal 2022 as we hired for key roles within the business.

●	Professional fees in fiscal 2023 decreased by 60.5% from fiscal 2022.

●	General and administrative expenses in fiscal 2023 increased by 170.7% from fiscal 2022.

●	Equity in income of unconsolidated affiliates in fiscal 2023 included non-cash gains recognized related to the remeasurement of our previously-held interest in 24th Street.

●

Other investment income in fiscal 2023 primarily included the changes in the fair value of the special purpose entities ("SPEs") held within the 24th Street Funds, mainly driven by unrealized gains related to the commercial real estate properties held by the SPEs, offset by operating costs and commissions associated with the sale of commercial real estate properties.

●

Noncontrolling interest in subsidiary income in fiscal 2023 mainly included the external limited partners' share of GAAP income within the 24th Street Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for Fiscal 2023 compared to Fiscal 2022. The table below summarizes our cash flows in dollars for fiscal 2023 and fiscal 2022:

	2023	2022
Net cash provided by (used in) operating activities	$16,059,125	$(5,165,165)
Net cash (used in) provided by investing activities	(64,252,691)	87,862,907
Net cash provided by (used in) financing activities	32,940,258	(109,725,630)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,253,308)	$(27,027,888)

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $16,059,125 during fiscal 2023 as compared to net cash used in operating activities of $5,165,165 during fiscal 2022. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and insurance businesses, positive operating cash flow impact from the InfoWest and Go Fiber acquisitions, and the 2021 bonus payments under our Management Incentive Bonus Plan, which totaled $15,000,000 and were paid in January 2022. These items were partially offset by operating costs within our FFH business and our asset management business.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $64,252,691 during fiscal 2023 as compared with net cash provided by investing activities of $87,862,907 during fiscal 2022. The decrease in net cash provided by investing activities is primarily attributable to $51,866,340 in capital expenditures, $10,916,955 in business acquisitions, $4,038,855 in payments on short-term payables for business acquisitions and a $3,000,000 investment in preferred stock of a company providing streaming bundle packaging services to the broadband industry to offer to its customers, partially offset by $5,837,231 in net proceeds from sales of investments mainly from the sale or maturity of U.S. Treasury securities.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $32,940,258 during fiscal 2023 as compared to net cash used in financing activities of $109,725,630 during fiscal 2022. During fiscal 2023, net cash provided by financing activities mainly consisted of $37,526,663 in gross proceeds raised through the sale of Class A common stock using our “at the market” program and $5,550,175 in contributions received from noncontrolling interests, partially offset by $6,925,048 in collateral released by UCS, offering costs of $1,280,060 and $1,161,504 in principal payments on Link’s term loan.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At December 31, 2023, we had approximately $22 million in unrestricted cash and $18 million in short-term treasury securities (excludes $29 million of short-term treasury securities held by funds consolidated by BOAM). Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, par value $0.001 per share (the “Class A common stock”), with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).  Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock in December 2022 for gross proceeds of approximately $205 thousand and 1,532,065 shares of our Class A common stock during fiscal 2023 for gross sale proceeds of approximately $37.5 million.

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

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement, which modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan (“Term Loan”). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of  December 31, 2023 consists of Link’s Term Loan borrowings of $27,337,766, of which $814,667 is classified as current. There were no amounts outstanding related to the revolving line of credit as of  December 31, 2023.

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

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ended December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of  December 31, 2023.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021, a Fifth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 3, 2022, a Sixth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on April 11, 2023, a Seventh Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on September 26, 2023, and an Eighth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on February 16, 2024.

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

●

Each Sky Harbour Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment, with each Sky Harbour Warrant being exercisable through January 25, 2027. Unlike Sky Harbour’s publicly traded warrants, these warrants are not redeemable by Sky Harbour as long as we or permitted transferees hold these warrants. The Sky Harbour Warrants are also exercisable on a cashless basis.

●	Our Sky Harbour Class A common stock and the Sky Harbour Warrants and the shares underlying the warrants were subject to a lockup which expired on January 24, 2023.

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of  December 31, 2023, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

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

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At December 31, 2023, we had approximately $22 million in unrestricted cash and $18 million in short-term treasury securities (excludes $29 million of short-term treasury securities held by funds consolidated by BOAM).

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

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940 (the "Investment Company Act").  Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. Although we do not currently hold investments in an amount which would cause us to register under the Investment Company Act, we run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act because a significant portion of our assets consists of investments in companies in which we own less than a majority interest. The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, adverse developments with respect to our ownership of certain of our subsidiaries, and transactions involving the sale of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe-harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investments assets under the Investment Company Act. These steps have included, among others, selling marketable securities that we might otherwise hold for the long-term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe-harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were deemed to be an unregistered investment company.

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

Retention of Specialized Accounting

Each of 24th Street Fund I and 24th Street Fund II, collectively “the 24th Street Funds,” and Fund One Boston Omaha Build for Rent LP qualify as investment companies and apply specialized industry accounting. We report fund investments on our consolidated balance sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying consolidated statements of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between five years and 50 years as follows:

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

Goodwill

Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is subject to an annual impairment test. We designated October 1 as the date of our annual goodwill impairment test. We are required to identify our reporting units and determine the carrying value of each reporting unit. We analyze financial information of our operations to identify discrete segments that constitute a reporting unit. We assign assets acquired and liabilities assumed in business combinations to those reporting units. We have identified four reporting units: billboard operations, broadband operations, insurance brokerage and insurance carrier operations, and asset management operations. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to book an impairment loss. For our annual review of reporting units, we employ a third party valuation expert.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2023, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2023, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of December 31, 2023, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of as of December 31, 2023.

Remediation of Material Weakness

During the fiscal quarter ended June 30, 2023, management identified a material weakness in our internal control over financial reporting existing as of December 31, 2022. Management, including our Co-Chief Executive Officers and our Chief Financial Officer, has concluded that we have remediated the previously disclosed material weakness related to the risk assessment of our investment in unconsolidated entities who are required to apply specialized industry accounting.  Our remediation efforts involved designing and implementing enhancements to internal control over financial reporting including those related to the accounting and financial reporting for our investments in companies which are required to follow specialized industry accounting, evaluating the assignment of responsibilities associated with the accounting for investment companies, and expanding the use of specialist involvement in highly complex and technical areas of accounting, including transactions related to investment companies. Management has performed testing to verify the effective design and successful operating effectiveness of the new or enhanced controls.

Changes in Internal Control over Financial Reporting

Except with respect to the remediated material weakness described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fiscal year ended  December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

4.5 (*)

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

4.7 (#)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

10.1 (*)(+)	Employment Agreement dated August 1, 2015 by and between the Company and Alex B. Rozek, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2015.

10.2 (*)(+)

Employment Agreement dated August 1, 2015 by and between the Company and Adam K. Peterson, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2015.

10.3 (*)

Form of Indemnification Agreement by and among the Company and each of its current directors and officers, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

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

10.9 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.11 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.12 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.13 (*)	$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.14 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

10.15 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.16 (*)	Third Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.17 (*)	Fourth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.18 (*)	Amended and Restated Term Loan Note filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.19 (*)	Fifth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2022.

10.20 (*)	Sixth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2023.

10.21 (*)	Seventh Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.22 (*)	Amended and Restated Revolving Note filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.23 (*)	Eighth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 16, 2024.

10.24 (*)(+)	Amended and Restated Operating Agreement of Boston Omaha Asset Management dated January 6, 2023 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2023.

10.25 (*)(+)	Services Agreement with Brendan J. Keating dated January 6, 2023 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2023.

10.26 (+)(#)	Boston Omaha Corporation 2022 Long-Term Incentive Plan filed as Exhibit A to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the Commission on June 28, 2022.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1 (#)	Schedule of Subsidiaries of the Company.

23.1 (#)	Consent of EisnerAmper LLP, Registered Public Accounting Firm.

23.2 (#)	Consent of KPMG LLP, Registered Public Accounting Firm.

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.3 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1 (#)	Policy for the Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

March 27, 2024

By: /s/ Adam K. Peterson

Adam K. Peterson,

Co-President (Principal Executive Officer)

March 27, 2024

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial Officer)

March 27, 2024

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

March 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Alex B. Rozek	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 27, 2024
	Alex B. Rozek	(Principal Executive Officer)

/s/	Adam K. Peterson	President, and Co-Chief Executive Officer, Co-Chairman of the Board of Directors	March 27, 2024
	Adam K. Peterson	(Principal Executive Officer)

/s/	Bradford B. Briner	Director	March 27, 2024
Bradford B. Briner

/s/	Brendan J. Keating	Director	March 27, 2024
Brendan J. Keating

/s/	Frank H. Kenan II	Director	March 27, 2024
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	March 27, 2024
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	March 27, 2024
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	March 27, 2024
	Joshua P. Weisenburger	(Principal Financial Officer)

/s/	Joseph M. Meisinger	Chief Accounting Officer	March 27, 2024
Joseph M. Meisinger

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boston Omaha Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Sky Harbour Group Corporation a 19.8 percent owned investee company. The Company’s investment in Sky Harbour Group Corporation was $94 million and $106 million as of December 31, 2023 and 2022, respectively, and its equity in earnings of Sky Harbour Group Corporation was ($10.7) million and ($2.5) million for the years 2023 and 2022, respectively. The financial statements of Sky Harbour Group Corporation were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sky Harbour Group Corporation, is based solely on the report of the other auditors.

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

Evaluating the fair value of the real estate assets in the 24th Street Funds

As discussed in Note 8 to the consolidated financial statements, in May 2023, the Company began consolidating 24th Street Asset Management LLC (24th Street) and the 24th Street Funds. Each of the 24th Street Funds hold investments in special purpose entities whose primary assets are real estate property (collectively, the Subject Properties or individually, the Subject Property). The Company reports fund investments at their estimated fair value with gains (losses) resulting from changes in fair value reflected within other investment income. As of December 31, 2023, the aggregate fair value of fund investments, a portion of which relates to the real estate assets within the 24th Street Funds, was approximately $64.9 million. The income and comparable sales approach was used to value the real estate assets.

We identified the evaluation of the fair value of the real estate assets in the 24th Street Funds as of December 31, 2023 as a critical audit matter. Subjective auditor judgment was required to evaluate certain key assumptions used by management to estimate the fair value of the Subject Properties, as they are sensitive to variation such that changes in the key assumptions could have a significant impact on the fair value of the Subject Properties. Key assumptions included expected market rents and capitalization rates used in the income approach and comparable observable sales used in the comparable sales approach. Additionally, the audit effort associated with the estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in

o	Assessing the appropriateness of management’s methodologies used to determine the fair value, for all Subject Properties

o

Evaluating the reasonableness of management’s future expected market rents by comparing the market rent assumptions to external sources including signed and active leases of similar properties, and to objective contractual information of leases recently signed at the respective Subject Property, for a selection of Subject Properties

o	Assessing the reasonableness of the capitalization rates by comparing the selected capitalization rates to reliable market resources, for a selection of Subject Properties

o

Assessing the reasonableness of management’s fair value by developing ranges of fair value using transactions and listings of comparable properties from external databases, and comparing to management’s fair values for a selection of Subject Properties.

/s/KPMG LLP

KPMG LLP

We have served as the Company’s auditor since 2020.

Omaha, Nebraska
March 27, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sky Harbour Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Harbour Group Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

New York, New York

March 27, 2024

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,

	2023	2022

Current Assets:
Cash and cash equivalents	$21,946,884	$25,493,141
Cash held by BOAM funds and other	3,364,789	8,146,792
Accounts receivable, net	12,141,244	5,831,366
Interest receivable	185,482	196,066
Short-term investments	24,753,469	6,288,828
Marketable equity securities	2,210,037	8,768,938
U. S. Treasury securities	47,112,659	33,520,401
Funds held as collateral assets	14,101,531	21,026,579
Prepaid expenses	5,571,454	4,689,132

Total Current Assets	131,387,549	113,961,243

Property and Equipment, net	144,266,763	115,589,940

Other Assets:
Goodwill	182,380,136	179,463,522
Intangible assets, net	65,532,301	68,342,042
Investments	87,104,272	26,136,636
Investments in unconsolidated affiliates	94,244,788	118,218,389
Deferred policy acquisition costs	1,772,455	1,255,320
Right of use assets	61,399,460	64,719,405
Other	119,368	116,402

Total Other Assets	492,552,780	458,251,716

Total Assets	$768,207,092	$687,802,899

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY

	December 31,

	2023	2022

Current Liabilities:
Accounts payable and accrued expenses	$18,438,647	$10,963,784
Short-term payables for business acquisitions	618,003	4,219,358
Lease liabilities	5,085,221	5,203,981
Funds held as collateral	14,101,531	21,026,579
Unearned premiums	9,699,544	7,158,726
Current maturities of long-term debt	814,667	1,545,090
Deferred revenue	2,628,139	2,531,222
Other current liabilities	-	330,000

Total Current Liabilities	51,385,752	52,978,740

Long-term Liabilities:
Asset retirement obligations	3,794,985	3,569,580
Lease liabilities	56,438,308	59,281,733
Long-term debt, less current maturities	26,523,099	26,954,180
Other long-term liabilities	1,500,875	335,828
Deferred tax liability	12,111,812	14,939,607

Total Liabilities	151,754,831	158,059,668

Redeemable Noncontrolling Interests	15,638,013	15,713,021

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,255,739 and 28,650,688 shares issued and outstanding, respectively	30,256	28,651
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	522,506,626	483,917,938
Retained earnings	15,669,488	22,673,497

Total Boston Omaha Stockholders' Equity	538,207,426	506,621,142
Noncontrolling interests	62,606,822	7,409,068
Total Equity	600,814,248	514,030,210

Total Liabilities, Redeemable Noncontrolling Interests, and Equity	$768,207,092	$687,802,899

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,

	2023	2022

Revenues:
Billboard rentals, net	$42,940,369	$39,244,726
Broadband services	35,340,502	28,627,271
Premiums earned	13,932,659	10,649,089
Insurance commissions	1,884,007	2,050,838
Investment and other income	2,156,199	662,270

Total Revenues	96,253,736	81,234,194

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	15,136,817	14,395,627
Cost of broadband revenues (exclusive of depreciation and amortization)	9,955,518	7,538,501
Cost of insurance revenues (exclusive of depreciation and amortization)	6,808,167	4,755,583
Employee costs	32,561,929	26,343,272
Professional fees	4,665,515	5,300,275
General and administrative	16,112,243	12,861,992
Amortization	7,409,939	6,474,791
Depreciation	12,155,096	8,649,066
Loss (gain) on disposition of assets	84,414	(61,377)
Accretion	216,501	206,359

Total Costs and Expenses	105,106,139	86,464,089

Net Loss from Operations	(8,852,403)	(5,229,895)

Other Income (Expense):
Interest and dividend income	2,609,148	434,941
Equity in (loss) income of unconsolidated affiliates	(7,888,765)	2,697,420
Other investment income (loss)	6,132,791	(15,635,690)
Gain recognized on deconsolidation of special purpose acquisition company	-	24,977,740
Remeasurement of warrant liability	-	1,837,211
Interest expense	(1,147,234)	(1,207,544)

Net (Loss) Income Before Income Taxes	(9,146,463)	7,874,183
Income tax benefit	2,978,738	2,504,933

Net (Loss) Income	(6,167,725)	10,379,116
Noncontrolling interest in subsidiary income	(836,284)	(145,716)

Net (Loss) Income Attributable to Common Stockholders	$(7,004,009)	$10,233,400

Basic Net (Loss) Income per Share	$(0.23)	$0.34

Diluted Net (Loss) Income per Share	$(0.23)	$0.34

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,092,850	29,698,732

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,092,850	29,766,247

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Total
Stockholders' equity January 1, 2022	28,642,801	1,055,560	$28,643	$1,056	$483,855,423	$-	$12,440,097	$496,325,219

Stock issued for cash	7,887	-	8	-	205,381	-	-	205,389

Offering costs	-	-	-	-	(242,866)	-		(242,866)

Contribution from noncontrolling interest, Broadband subsidiary	-	-	-	-	100,000		-	100,000

Contribution from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	7,700,000	-	7,700,000

Net income attributable to minority interests	-	-	-	-	-	(290,932)	-	(290,932)

Net income attributable to common stockholders, December 31, 2022	-	-	-	-	-	-	10,233,400	10,233,400

Stockholders' equity December 31, 2022	28,650,688	1,055,560	$28,651	$1,056	$483,917,938	$7,409,068	$22,673,497	$514,030,210

Stock issued for cash	1,532,065	-	1,532	-	37,525,131	-	-	37,526,663

Stock issued as compensation	27,342	-	27		640,343	-	-	640,370

Stock issued for purchase of 24th Street Asset Management	45,644	-	46		1,003,274	-	-	1,003,320

Offering costs	-	-	-	-	(1,280,060)	-	-	(1,280,060)

Contribution from noncontrolling interest, Broadband subsidiary	-	-	-	-	700,000		-	700,000

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	4,800,000	-	4,800,000

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	(81,638)	-	(81,638)

Contributions from noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	50,206,255	-	50,206,255

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	(688,330)	-	(688,330)

Minority owner contribution, General Indemnity	-	-	-	-	-	50,175	-	50,175

Net income attributable to minority interests, December 31, 2023	-	-	-	-	-	911,292	-	911,292

Net (loss) attributable to common stockholders, December 31, 2023	-	-	-	-	-	-	(7,004,009)	(7,004,009)

Stockholders' equity December 31, 2023	30,255,739	1,055,560	$30,256	$1,056	$522,506,626	$62,606,822	$15,669,488	$600,814,248

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2023	2022
Cash Flows from Operating Activities:
Net (Loss) Income	$(6,167,725)	$10,379,116
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Amortization of right of use assets	5,488,927	5,313,827
Depreciation, amortization, and accretion	19,781,536	15,330,216
Income taxes	(3,077,908)	(2,820,618)
Loss (gain) on disposition of assets	84,414	(61,377)
Bad debt expense	252,957	163,584
Gain on deconsolidation - special purpose acquisition company	-	(24,977,740)
Decrease in contingent consideration	-	(900,000)
Equity in loss (income) of unconsolidated affiliates	7,888,765	(2,697,420)
Other investment (income) loss	(6,132,791)	15,635,690
Remeasurement of warrant liability	-	(1,837,211)
Changes in operating assets and liabilities:
Accounts receivable	(6,562,835)	(1,419,784)
Interest receivable	10,584	(163,831)
Prepaid expenses	(880,197)	(2,701,111)
Distributions from unconsolidated affiliates	271,355	642,511
Deferred policy acquisition costs	(517,135)	(442,422)
Other assets	(2,966)	39,951
Accounts payable, accrued expenses and other current liabilities	7,635,508	(12,278,575)
Lease liabilities	(5,291,469)	(4,939,954)
Compensation paid in stock	640,370	-
Unearned premiums	2,540,818	2,246,188
Deferred revenue	96,917	323,795
Net Cash Provided by (Used in) Operating Activities	16,059,125	(5,165,165)

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(4,038,855)	(1,320,791)
Business acquisitions, net of cash acquired	(10,916,955)	(51,242,862)
Proceeds from sale of investments - special purpose acquisition company	-	130,190,277
Investment in unconsolidated affiliates	(3,019,500)	(45,094,500)
Capital expenditures	(51,866,340)	(40,057,314)
Payment of contingent consideration	(248,272)	-
Proceeds from sales of investments	304,480,216	210,926,347
Purchase of investments	(298,642,985)	(115,538,250)
Net Cash (Used in) Provided by Investing Activities	(64,252,691)	87,862,907

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,

	2023	2022
Cash Flows from Financing Activities:
Proceeds from issuance of stock	37,526,663	205,389
Payment of deferred underwriting fee - special purpose acquisition company	-	(4,759,615)
Redemption of noncontrolling interest - special purpose acquisition company	-	(123,068,515)
Contributions from noncontrolling interests	5,550,175	7,800,000
Distributions to noncontrolling interests	(769,968)	-
Principal payments of long-term debt	(1,161,504)	(1,500,730)
Collateral (release) receipt	(6,925,048)	11,840,707
Offering costs	(1,280,060)	(242,866)
Net Cash Provided by (Used in) Financing Activities	32,940,258	(109,725,630)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(15,253,308)	(27,027,888)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	54,666,512	81,694,400
Cash, Cash Equivalents, and Restricted Cash, End of Year	$39,413,204	$54,666,512

Interest Paid in Cash	$1,130,539	$1,172,007
Income Taxes Paid in Cash	$99,649	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2023	2022

Payable as consideration for business acquisitions	$1,691,602	$3,758,880

Contributions from noncontrolling interests, 24th Street Asset Management	50,206,255	-

Increase in redeemable noncontrolling interest of broadband subsidiary	-	9,714,630

Stock issued as consideration for business acquisition	1,003,320	-

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

For the Years Ended  December 31, 2023 and 2022

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and our consolidated subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest and a variable interest entity, Yellowstone, in which we are the primary beneficiary in accordance with ASC 810, Consolidation. The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying consolidated balance sheets.  All significant intercompany profits, losses, transactions, and balances have been eliminated in consolidation.

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

We consolidate any VIE of which we are the primary beneficiary.  Such VIEs consist of 24th Street Fund I and 24th Street Fund II, collectively “the 24th Street Funds,” and Fund One Boston Omaha Build for Rent LP, which we refer to as "BFR".

Total assets of the consolidated VIEs included within our consolidated balance sheets were approximately $96,500,000 and $21,900,000 as of December 31, 2023 and December 31, 2022, respectively. Total liabilities of the consolidated VIEs included within our consolidated balance sheets were approximately $132,000 and $31,000 as of December 31, 2023 and December  31, 2022, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

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

BOC Business Services, LLC which we refer to as “BBS”

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

For the Years Ended  December 31, 2023 and 2022

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

Insurance

Accounts receivable consists of premiums, anticipated salvage, and reinsurance receivables. All of the receivables have payment terms of less than twelve months.

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

For the Years Ended  December 31, 2023 and 2022

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

Acquisitions

For transactions that meet the definition of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. The determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements.  For transactions which meet the definition of asset purchases, we proportionally allocate the purchase price to the assets based on their relative fair values acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition.

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

Goodwill

Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is subject to an annual impairment test. We designated October 1 as the date of our annual goodwill impairment test. We are required to identify our reporting units and determine the carrying value of each reporting unit. We analyze financial information of our operations to identify discrete segments that constitute a reporting unit. We assign assets acquired and liabilities assumed in business combinations to those reporting units. We have identified four reporting units: billboard operations, broadband operations, insurance brokerage and insurance carrier operations, and asset management operations. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to book an impairment loss. For our annual review of reporting units, we employ a third party valuation expert.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill (Continued)

We conduct a qualitative assessment by examining relevant events and circumstances which could have a negative impact on our goodwill, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, our market capitalization, and other relevant events specific to us. If, after assessing the totality of events or circumstances described above, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will perform a quantitative impairment test.  If industry and economic conditions deteriorate, we may be required to assess goodwill impairment before the next annual test, which could result in impairment charges. The discounted cash flow approach that we use for valuing goodwill as part of the impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate.

We performed our annual measurement for impairment of the goodwill of our reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on October 1, 2023 and 2022; therefore, we were not required to recognize an impairment loss.

During 2023 and in 2022, goodwill of approximately $2,900,000 and $26,100,000, respectively, was recorded in connection with acquisitions in our billboard, insurance, broadband and asset management segments.

Purchased Intangibles and Other Long-Lived Assets

We amortize intangible assets with finite lives over their estimated useful lives, which range between five and fifty years as follows:

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

For the Years Ended  December 31, 2023 and 2022

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments, Short-term and Long-term

Investments include U.S Treasury securities, marketable equity securities, and equity investments as discussed below. U.S. Treasury securities held by our insurance entities are classified as held-to-maturity and are accounted for at amortized cost. We have both the intent and ability to hold the securities to maturity. U.S. Treasury securities held by non-insurance entities are classified as trading securities and are accounted for at fair value. Unrealized holding gains and losses during the period are included in earnings. Marketable equity securities are stated at fair value. Dividend and interest income are recognized when earned. Realized investment gains and losses are included in earnings.

Equity Investments

Our equity investments consist of investment in three private companies in which we do not have the ability to exercise significant influence over their operating and financial activities. These investments are carried at cost as there is no market for the common stock, accordingly, no quoted market price is available. The investments are tested for impairment, at least annually, and more frequently upon the occurrences of certain events. We have adopted the provisions of ASU 2016-01 and use the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Retention of Specialized Accounting

Each of the 24th Street Funds, and Fund One Boston Omaha Build for Rent LP qualify as investment companies and apply specialized industry accounting. We report fund investments on our consolidated balance sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying consolidated statements of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.

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

The more significant areas requiring the use of management estimates relate to allocation of asset acquisition price between tangible and intangible assets, useful lives for depreciation, amortization, and accretion, impairment of goodwill, valuation of insurance loss reserves, and the valuation of deferred tax assets and liabilities. Accordingly, actual results could differ from those estimates.

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

For the Years Ended  December 31, 2023 and 2022

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

The majority of our advertising revenues are derived from contracts for advertising space on billboard structures and broadband internet services and are accounted for under Financial Accounting Standards Board, which we refer to as the “FASB,” Accounting Standards Codification, which we refer to as “ASC,” 606, Revenue from Contracts with Customers, and under under ASC 840, Leases.

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

For the Years Ended  December 31, 2023 and 2022

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Surety Bond Sales

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $3,302,753 and  $1,230,505 for the years ended December 31, 2023 and in 2022, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. Redeemable Noncontrolling Interests recorded within our consolidated balance sheets relates to our Broadband subsidiaries (see Note 6).

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

Our current operations for the years ended  December 31, 2023 and 2022 include the outdoor advertising industry, the broadband services industry, the insurance industry, and the asset management industry.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic income (loss) per common share is computed by dividing the net income (loss) available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the years ended December 31, 2023 and 2022, we had potentially dilutive securities in the form of stock warrants.

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

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2023 and 2022, we recognized no interest and penalties. As of December 31, 2023 and 2022, we had no accruals for interest and penalties.

Revision of Previously Issued Financial Statements

In light of our acquisition of 100% of the membership interests in 24th Street Asset Management LLC (see further discussion within Footnote 6), the Company re-evaluated its previous accounting for its investment in the 24th Street Funds under Accounting Standards Codification 323, Equity Method and Joint Ventures.  As a result, we have revised our consolidated balance sheet and consolidated statement of operations as of December 31, 2022, to reflect our proportionate share of reported earnings pursuant to investment company accounting requirements related to our previous investment in the 24th Street Funds.

As a result, we recorded increases to our investments in unconsolidated affiliates, deferred tax liability, and retained earnings of $4,085,040, $991,188, and $3,093,852, respectively.  The effect on total assets, total liabilities, and total stockholders equity as of December 31, 2022 was $4,085,040, $991,188, and $3,093,852, respectively.  The effect on equity in income of unconsolidated affiliates, net income, and net income per share for the year ended December 31, 2022 was an increase of $4,085,040, $3,093,852, and $0.10, respectively.  We evaluated the materiality of the impact quantitatively and qualitatively and concluded it was not material to any of the prior periods.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that requires incremental segment disclosures on an annual and interim basis related to significant segment expenses. This guidance is effective for annual reporting periods beginning on January 1, 2024 and interim periods within the calendar year beginning on January 1, 2025. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this guidance will have on our related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities as of December 15, 2024. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 3.	CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	December 31,

	2023	2022

Cash and cash equivalents	$21,946,884	$25,493,141
Funds held as collateral	14,101,531	21,026,579
Cash held by BOAM funds and other	3,364,789	8,146,792

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$39,413,204	$54,666,512

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2023	2022

Trade accounts	$6,117,359	$4,798,827
Premiums	2,911,119	1,143,918
Recoverables from reinsurers	3,283,071	-
Allowance for doubtful accounts	(170,305)	(111,379)

Total Accounts Receivable, net	$12,141,244	$5,831,366

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2023	2022

Structures and displays	$65,736,121	$63,585,845
Fiber, towers, and broadband equipment	97,974,753	50,216,957
Land	583,892	14,318,292
Vehicles and equipment	10,699,920	6,778,473
Office furniture and equipment	5,384,720	4,884,941
Accumulated depreciation	(36,112,643)	(24,194,568)

Total Property and Equipment, net	$144,266,763	$115,589,940

Depreciation expense for the years ended  December 31, 2023 and 2022 was $12,155,096, and $8,649,066, respectively. During fiscal 2023, approximately $13,800,000 was reclassified from land to long term investments within our Consolidated Balance Sheets, reflecting our contribution of land parcels to the BFR Fund.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 6.     BUSINESS ACQUISITIONS

2023 Acquisitions

During the year ended December 31, 2023, we completed the acquisition of two broadband service providers and their related assets and an asset management business. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

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

Broadband Acquisitions

On June 16, 2023, our subsidiary, FIF St. George, acquired from Pro Communication and Construction Services, LLC, which we refer to as “ProComm,” broadband construction equipment and related assets for a purchase price of $2,881,000 paid in cash. The acquisition was completed for the purpose of expanding our broadband presence in the Western United States. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Western United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for equipment and permits.  Our preliminary purchase price allocation related to ProComm includes property, plant and equipment, intangibles, and goodwill of $844,500, $1,046,000 and $990,500, respectively.  The intangible assets primarily include customer relationships which have a useful life of fifteen years.

On October 24, 2023, our subsidiary, FIF St. George, acquired from Cable Systems, LLC, which we refer to as “Cable Systems”, substantially all of the business assets and related assets for a purchase price of $4,375,000. The consideration consisted of $3,937,500 in cash paid at closing, and an additional $437,500 in cash subject to holdback. The acquisition was completed for the purpose of expanding our broadband presence in the Western United States. Due to the timing of the transaction, the initial accounting for the business combination is incomplete.  The provisional purchase price allocation is based on internal information derived from our previous acquisitions in the Western United States. We are still in the process of obtaining and assessing documentation of the contracts for customer relationships and detailed reports for equipment.  Our preliminary purchase price allocation related to Cable Systems includes property, plant and equipment, intangibles, and goodwill of $1,664,240, $1,797,000 and $913,760, respectively.  The intangible assets include customer relationships which have a useful life of fifteen years.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

InfoWest & Go Fiber

On April 1, 2022, FIF St George, our wholly-owned subsidiary, acquired substantially all of the business assets of InfoWest, Inc. (“InfoWest”) and Go Fiber LLC (“Go Fiber”), who are fiber and fixed wireless internet service providers located in St. George, Utah. The InfoWest and Go Fiber businesses together provide high-speed internet services to over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada.

Under the terms of the Agreement, FIF St George assumed only certain liabilities of InfoWest and Go Fiber. The total purchase price of $48,573,149 was paid 80% in cash, and the remaining 20% of the purchase price was paid by issuing to InfoWest and Go Fiber 20% of the outstanding equity of FIF St George. A portion of the cash purchase price is held in escrow to provide a source of indemnification for any breaches of the representations and warranties, covenants and other obligations of InfoWest and Go Fiber under the Agreement. At any time, InfoWest and Go Fiber have the option, but not the obligation, to sell FIF St George its entire ownership interest in FIF St George. FIF St George would be obligated to purchase the units and pay for the purchase over a three-year period if InfoWest and Go Fiber elect to exercise this option. Subject to the occurrence of certain future events, FIF St George has the option, but not the obligation, to purchase InfoWest and Go Fiber’s ownership interest in FIF St George, with payment due in full upon exercise of the option. The purchase price for the units under either of these put/call options is based upon a multiple of earnings before interest, taxes, depreciation, amortization, and certain other expenses.  The 20% interest owned by InfoWest and Go Fiber is included within "Redeemable Noncontrolling interest" in our consolidated Balance Sheets.

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

For the Years Ended  December 31, 2023 and 2022

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

For the Years Ended  December 31, 2023 and 2022

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2022. For all of the business acquisitions depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual or preliminary acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from five years to forty years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from five to fifty years.

	For the Year Ended
	December 31,

	2023	2022

Revenue	$97,693,127	$89,587,574

Net Income Attributable to Common Stockholders	$(6,371,174)	$18,833,218

Basic Net Income per Share	$(0.20)	$0.63

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,092,850	29,698,732

Diluted Net Income per Share	$(0.20)	$0.63

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,092,850	29,766,247

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,493	$(33,426,898)	$38,601,595	$69,052,231	$(28,141,423)	$40,910,808
Permits, licenses, and lease acquisition costs	11,793,354	(5,562,205)	6,231,149	11,724,308	(4,479,482)	7,244,826
Site location	849,347	(363,332)	486,015	849,347	(306,708)	542,639
Noncompetition agreements	626,000	(624,600)	1,400	626,000	(578,500)	47,500
Technology	1,128,000	(509,250)	618,750	1,128,000	(410,250)	717,750
Trade names and trademarks	11,152,200	(1,680,459)	9,471,741	11,152,200	(1,089,892)	10,062,308
Nonsolicitation agreement	103,000	(40,500)	62,500	28,000	(28,000)	-
Capitalized contract costs	2,974,125	(387,990)	2,586,135	1,869,350	(151,034)	1,718,316
Indefinite lived intangibles	7,473,016	-	7,473,016	7,097,895	-	7,097,895

Total	$108,127,535	$(42,595,234)	$65,532,301	$103,527,331	$(35,185,289)	$68,342,042

The future amortization associated with the intangible assets is as follows:

	December 31,
	2024	2025	2026	2027	2028	Thereafter	Total

Customer relationships	$5,428,084	$5,428,084	$5,428,084	$5,398,078	$4,719,107	$12,200,158	$38,601,595
Permits, licenses and lease acquisition costs	1,086,916	1,073,908	1,047,418	1,014,030	751,545	1,257,332	6,231,149
Site location	56,623	56,623	56,623	56,623	56,623	202,900	486,015
Noncompetition agreements	1,400	-	-	-	-	-	1,400
Technology	99,000	99,000	99,000	99,000	99,000	123,750	618,750
Trade names and trademarks	590,567	590,567	590,567	525,667	525,667	6,648,706	9,471,741
Nonsolicitation agreement	25,000	25,000	12,500	-	-	-	62,500
Capitalized contract costs	297,413	297,413	297,413	297,413	297,413	1,099,070	2,586,135

Total	$7,585,003	$7,570,595	$7,531,605	$7,390,811	$6,449,355	$21,531,916	$58,059,285

Amortization expense for the years ended  December 31, 2023 and 2022 was $7,409,939 and $6,474,791, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	85
Permits, licenses, and lease acquisition costs	69
Site location	103
Noncompetition agreements	7
Technology	75
Trade names and trademarks	192
Nonsolicitation agreement	30
Capitalized contract costs	104

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

	December 31,
	2023	2022

U.S. Treasury notes held to maturity	$19,195,228	$4,757,224
Common stock warrants of Sky Harbour Group Corporation	5,558,241	1,531,604

Total	$24,753,469	$6,288,828

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS and Boston Omaha. Marketable equity securities as of  December 31, 2023 and 2022 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, December 31, 2023	$2,279,723	$(69,686)	$2,210,037

Marketable equity securities, December 31, 2022	$9,665,100	$(896,162)	$8,768,938

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the consolidated balance sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of  December 31, 2023 and 2022 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, December 31, 2023	$47,162,564	$(49,905)	$47,112,659

U.S. Treasury trading securities, December 31, 2022	$33,888,165	$(367,764)	$33,520,401

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

Long-term Investments

Long-term investments consist of U.S. Treasury securities held to maturity, investments in special purpose entities, and equity investments in three private companies. We have the intent and the ability to hold the U.S. Treasury securities to maturity. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

24th Street Fund I & 24th Street Fund II

On May 1, 2023, our subsidiary, Boston Omaha Asset Management, LLC, acquired 100% of the membership interests in 24th Street Asset Management LLC, from the members of 24th Street other than BOAM, for cash and BOC Class A common stock for a total purchase price of $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock.

As a result of the transaction, we began consolidating 24th Street and the 24th Street Funds, for which 24th Street serves as general partner. Also in connection with the acquisition, we recognized a non-cash gain of approximately $4,600,000 related to the remeasurement of our previously-held interest in 24th Street Asset Management.  The gain is included within ‘Equity in income of unconsolidated affiliates’ in our Consolidated Statements of Operations.

Each of the 24th Street Funds’ hold investments in special purpose entities whose primary assets are real estate property.  We include the 24th Street Funds’ investments in special purpose entities within long-term investments in our Consolidated Balance Sheets.

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

	December 31,

	2023	2022

U.S. Treasury securities held to maturity	$-	$6,729,457
Investments in special purpose entities	64,697,093	-
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	-
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$87,104,272	$26,136,636

We reviewed our investments as of  December 31, 2023 and 2022 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

Sky Harbour Group Corporation

In October 2020, our subsidiary BOC Yellowstone LLC, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company.  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owned approximately 20% of Yellowstone’s issued and outstanding common stock. The purpose of the offering was to pursue a business combination in an industry other than the three industries in which we owned and operated businesses at that time: outdoor advertising, surety insurance, and broadband services businesses. The Units were sold at a price of $10.00 per unit, generating gross proceeds to Yellowstone of $125,000,000, and traded on the NASDAQ Stock Market, LLC under the ticker symbol “YSACU.”  After the securities comprising the units began separate trading, the shares of Class A common stock and warrants were listed on NASDAQ under the symbols “YSAC” and “YSACW,” respectively.

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

During the first quarter of fiscal 2022, we recognized a non-cash gain of $24,977,740 related to our deconsolidation of Yellowstone, which is included within other income on our Consolidated Statement of Operations. Of the total gain recognized on deconsolidation, approximately $10,000,000 relates to the remeasurement of our retained investment in Sky Harbour via the Sponsor shares, Series B Preferred Units, and PIPE investment, each of which converted into shares of Sky Harbour’s Class A common stock on the transaction date, and approximately $15,000,000 relates to the deconsolidation of Yellowstone’s assets and liabilities as of the transaction date.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading price of Sky Harbour’s Class A common stock. Subsequent to the business combination, we account for our equity investment in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

On  November 2, 2023, Sky Harbour entered into a Securities Purchase Agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares of the Company’s Class A common stock, par value $0.0001 per share and accompanying warrants to purchase up to an aggregate of 1,141,600 shares of Class A Common Stock, for an aggregate purchase price of $42,810,000.  On November 29, 2023, Sky Harbour sold and issued to the Investors an aggregate of 2,307,692 PIPE Shares of the Company's Class A common stock, par value $0.0001 per share and accompanying PIPE Warrants to purchase an aggregate of 400,000 shares of Class A Common Stock for an aggregate purchase price of $15,000,000. Together with the first closing on November 2, 2023, the aggregate PIPE financing through the Purchase Agreement totaled $57,810,000.  In connection with Sky Harbour's financing transactions occurring in November 2023, our ownership of Sky Harbour decreased from 22.9% to 19.8%.  As a result, during the fourth quarter of 2023, we recorded a dilution loss of approximately $2,200,000 to reflect the decrease in our ownership of Sky Harbour's net assets.  The loss is included within equity in loss of unconsolidated affiliates in our Consolidated Statements of Operations.

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as one of our Co-Chief Executive Officers serves on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  December 31, 2023 it would be valued at approximately $127,000,000.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	December 31,

	2023	2022

Beginning of year	$118,218,389	$61,660,905
Additional investments in unconsolidated affiliates	19,500	45,094,500
Distributions received	(271,355)	(642,511)
Reclassification of marketable securities to investment in affiliate	-	23,483
Transfer of interest	-	(625,498)
Gain on retained interest of deconsolidated affiliate	-	10,010,090
Reclassification to consolidated subsidiaries	(15,832,981)	-
Equity in income (loss) of unconsolidated affiliates	(7,888,765)	2,697,420

End of year	$94,244,788	$118,218,389

Combined summarized financial data for these affiliates is as follows:

	December 31,

	2023	2022

Revenue	$14,925,054	$24,672,878
Gross profit	11,232,952	12,148,774
Loss from continuing operations	(17,414,314)	(18,539,589)
Net loss	$(22,349,383)	$(7,922,455)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

At December 31, 2023 and 2022, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  December 31, 2023, the estimated fair value of our long-term debt was $24,818,323, which is less than the carrying amount of $27,337,766.

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

Following the business combination between Yellowstone Acquisition Company and SHG which occurred on January 25, 2022, we no longer eliminate our investment in the Private Placement Warrants.  Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants from January 1, 2023 to  December 31, 2023 and  January 25, 2022 to December 31, 2022, resulted in a gain of approximately $4,000,000 and a loss of approximately $2,700,000, respectively, which are included within Other investment income within our Consolidated Statements of Operations.

Fund I, Fund II and BFR Special Purpose Entities

We report fund investments on our Consolidated Balance Sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying Consolidated Statements of Operations. Each of the 24th Street Funds’ and BFR's investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which third-party appraisals were obtained.  Appraisals on the investments in special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate property. The income capitalization approach used capitalization rates ranging from 6.50% to 6.75%. The comparable sales approach used observable market transactions to value the underlying real estate property. As of December 31, 2023, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $64,900,000.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 9.	FAIR VALUE (Continued)

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 19.8% equity interest in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  December 31, 2023 it would be valued at approximately $127,000,000.

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

		Quoted Prices	Realized Gains	Total Changes
	Total Carrying	in Active	and (Losses)	in Fair Values
	Amount in	Markets for	Included in	Included in
	Consolidated	Identical	Current Period	Current Period
	Balance Sheet	Assets	Earnings (Loss)	Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at December 31, 2023	$49,322,696	$49,322,696	$740,892	$4,411,489

Marketable equity securities and U.S. Treasury trading securities at December 31, 2022	$42,289,339	$42,289,339	$(9,485,637)	$(6,150,053)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 10.	INCOME TAXES

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities.

The components of the income tax expense for the years ended  December 31, and the tax effects of temporary differences that give rise to deferred taxes at  December 31, are as follows:

	December 31,
	2023	2022

Income tax (provision) benefit:
Current federal income tax expense	$-	$-
Current state income tax expense	166,223	256,971
Deferred federal income tax benefit	(2,138,204)	(1,004,743)
Deferred state income tax benefit	(1,006,757)	(1,757,161)

Total income tax benefit before valuation allowance	(2,978,738)	(2,504,933)

Valuation allowance	-	-

Total income tax benefit	$(2,978,738)	$(2,504,933)

Deferred tax assets:
Net operating loss carryforwards	$18,672,782	$7,011,687
Tax credits	643,945	643,945
Lease liabilities	14,555,615	15,644,321
Premium adjustments and IBNR	580,373	906,208
Disallowed interest expense carryforwards	1,204	201,725
Other	70,452	54,714
Total Deferred Tax Assets	34,524,371	24,462,600
Valuation allowance	(846,633)	(832,123)

Net deferred tax assets	$33,677,738	$23,630,477

Deferred tax liabilities:
Property and equipment	$(19,504,745)	$(14,785,116)
Intangibles	(8,269,752)	(5,637,973)
Right of use assets	(14,684,988)	(15,721,959)
Investment in unconsolidated subsidiaries	(2,570,253)	(745,464)
Unrealized gain on securities	(759,812)	(1,679,572)

Total deferred tax liabilities	(45,789,550)	(38,570,084)

Net deferred tax liabilities	$(12,111,812)	$(14,939,607)

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. During the year ended December 31, 2022, we reversed the valuation allowance recorded related to the net deferred tax asset recorded for Yellowstone Acquisition Company which merged with Sky Harbour LLC as part of a business combination on January 25, 2022, effectively removing Yellowstone from our consolidated financial statements. As of December 31, 2023, we have only recorded a valuation allowance against certain state net operating loss deferred tax assets that we have determined to be more-likely-than-not not realizable.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 10.	INCOME TAXES (Continued)

As of December 31, 2023, we have available federal tax operating loss carry forwards of approximately $72.5 million. Of the $72.5 million, $7.1 million arose in tax years beginning before December 31, 2017 and may be carried forward 20 years. The remaining tax net operating losses were generated in years beginning after December 31, 2017. Tax net operating loss carry forwards generated in years beginning after December 31, 2017 may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carry forwards of approximately $75.0 million, which are available to reduce future state taxable income and expire at various times and amounts.

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

A reconciliation between the federal statutory income tax rate and our actual effective income tax rate is as follows:

	For the Year Ended December 31,
	2023	2022

Federal income tax at statutory rate	$(1,941,583)	$1,653,579
State tax income taxes, net of federal benefit	(1,118,721)	(279,305)
Non-controlling interest	(213,753)	(38,802)
Provision to return adjustments	129,405	275,920
Warrant income	-	(489,221)
Gain on deconsolidation of Yellowstone	-	(3,979,091)
Permanent differences	137,649	58,975
Valuation allowance	14,510	334,861
Other	13,755	(41,849)
Total income tax benefit	$(2,978,738)	$(2,504,933)

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

As of December 31, 2023 we do not have any open or ongoing exams by any taxing authorities. The federal and state statutes of limitation for assessment of tax liability generally lapse three and four years, respectively, after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized.

NOTE 11.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, January 1, 2022	$3,162,725
Additions	200,496
Accretion expense	206,359
Liabilities settled	-
Balance, December 31, 2022	$3,569,580
Additions	8,904
Accretion expense	216,501
Liabilities settled	-
Balance, December 31, 2023	$3,794,985

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 12.	CAPITAL STOCK

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

For the Years Ended  December 31, 2023 and 2022

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

From  January 1, 2023 through  December 31, 2023, we sold 1,532,065 shares of our Class A common stock under the ATM Program for gross proceeds of $37,526,663. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS without penalty.

At December 31, 2023, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the years ended December 31, 2023 and 2022, is presented in the following table:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of January 1, 2022	105,556	$9.95	3.5	$1,982,342
Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2022	105,556	$9.95	2.5	$1,746,952

Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2023	105,556	$9.95	1.5	$610,114

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

As of December 31, 2023, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $10,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2025.

Long-term debt included within our consolidated balance sheets as of December 31, 2023 and 2022 consists of Term Loan borrowings of $27,337,766 and $28,499,270, respectively, of which $814,667 and $1,545,090 are classified as current, respectively. There were no amounts outstanding related to the revolving line of credit as of December 31, 2023 and 2022.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ended December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of December 31, 2023.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants, and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.

The aggregate minimum principal payments required on long-term debt as of December 31, 2023 were as follows: $814,667 in 2024, $851,444 in 2025, $886,624 in 2026, $923,257 in 2027, and $23,861,774 in 2028.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

Operating Lease Cost

Operating lease cost for the years ended  December 31, 2023 and 2022 is as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2023	December 31, 2022	Statement of Operations Classification

Lease cost	$8,615,322	$8,154,253	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	2,429,724	2,109,390	Cost of billboard revenues and general and administrative

Total Lease Cost	$11,045,046	$10,263,643

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2023	December 31, 2022

Cash payments for operating leases	$8,312,237	$7,780,379
New operating lease assets obtained in exchange for operating lease liabilities	$1,843,316	$7,733,632

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 14.	LEASES (Continued
)

Operating Lease Assets and Liabilities

	December 31, 2023	December 31, 2022	Balance Sheet Classification

Lease assets	$61,399,460	$64,719,405	Other Assets: Right of use assets

Current lease liabilities	$5,085,221	$5,203,981	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	56,438,308	59,281,733	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$61,523,529	$64,485,714

Maturity of Operating Lease Liabilities

December 31, 2023

2024	$7,915,094
2025	7,548,111
2026	7,099,441
2027	6,783,048
2028	6,432,418
Thereafter	56,244,069

Total lease payments	92,022,181
Less imputed interest	(30,498,652)

Present Value of Lease Liabilities	$61,523,529

As of  December 31, 2023 our operating leases have a weighted-average remaining lease term of 16.58 years and a weighted-average discount rate of 4.9%.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 15.	INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, Warnock, SSS, SCS, ACS, and UCS. SSS clients are multi-state and UCS, SCS, ACS, and Warnock clients are nationwide. Revenue consists of surety bond sales and insurance commissions. GIG’s corporate resources are used to support Warnock, SSS, SCS, ACS, and UCS, and to make additional business acquisitions in the insurance industry. As of December 31, 2023, ACS, Warnock, and SSS were merged into SCS.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin.

Boston Omaha Broadband, LLC

BOB conducts our broadband operations. BOB provides high-speed broadband services to its customers located mainly in Arizona, Florida, Nevada, and Utah.

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

						Total
Year Ended December 31, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$17,705,891	$42,940,369	$35,340,502	$266,974	$-	$96,253,736
Segment gross profit	10,897,724	27,803,552	25,384,984	266,974	-	64,353,234
Segment income (loss) from operations	1,518,244	6,609,419	(7,087,873)	(2,382,041)	(7,510,152)	(8,852,403)
Capital expenditures	176,499	3,535,306	56,743,382	5,016,494	6,536	65,478,217
Depreciation and amortization	312,634	9,008,648	10,133,332	-	110,421	19,565,035

						Total
Year Ended December 31, 2022	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$13,362,197	$39,244,726	$28,627,271	$-	$-	$81,234,194
Segment gross profit	8,606,614	24,849,099	21,088,770	-	-	54,544,483
Segment income (loss) from operations	1,083,247	5,734,917	(2,241,926)	(1,837,633)	(7,968,500)	(5,229,895)
Capital expenditures	352,461	20,578,522	66,848,567	7,283,018	6,130	95,068,698
Depreciation and amortization	270,269	8,255,727	6,487,960	-	109,901	15,123,857

						Total
As of December 31, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,124,471	$4,060,259	$689,817	$251,154	$15,543	$12,141,244
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	71,723,355	267,205,346	183,151,741	100,739,644	145,387,006	768,207,092

						Total
As of December 31, 2022	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$1,707,716	$3,696,906	$426,256	$-	$488	$5,831,366
Goodwill	11,325,138	130,428,222	37,710,162	-	-	179,463,522
Total assets	68,712,781	277,153,407	138,800,411	21,988,032	181,148,268	687,802,899

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

NOTE 16.	RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses ("LAE") for the years ended December 31:

	2023	2022
Gross reserve for unpaid losses and loss adjustment expenses, beginning of year	$2,105,579	$1,721,526
Less: reinsurance recoverable on unpaid losses	415,000	340,000
Net reserve for unpaid losses and loss adjustment expenses, beginning of year	1,690,579	1,381,526

Incurred losses and loss adjustment expenses:
Current year	2,411,846	1,682,424
Prior year	(367,411)	(150,131)
Total net losses and loss adjustment expense incurred	2,044,435	1,532,293

Payments:
Current Year	532,062	381,414
Prior Year	752,579	841,826
Total Payments:	1,284,641	1,223,240

Net reserves for unpaid losses and loss adjustment expenses, end of year	2,450,373	1,690,579
Reinsurance recoverable on unpaid losses, net of allowance	3,283,071	415,000

Gross reserves for unpaid losses and loss adjustment expenses, end of year	$5,733,444	$2,105,579

During the years ended  December 31, 2023 and 2022, there was favorable prior year loss development of $367,411 and $150,131, respectively, which was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2023 and 2022

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

As of December 31, 2023, we had approximately $21,800,000 in excess of federally insured limits on deposit with financial institutions.