Form 10-K/A
period 2023-12-31
BOSTON OMAHA Corp
filed 2024-04-29
CIK 1494582

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 31,138,769 shares of Class A common stock and 1,055,560 shares of Class B common stock as of April 26, 2024.

Auditor Name:	Auditor Location:	Auditor Firm ID:
KPMG LLP	Omaha, Nebraska	185

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2023 Form 10-K”) of Boston Omaha Corporation (the “Company”) for the fiscal year ended December 31, 2023 (the “2023 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024. We are filing this Amendment to amend Part III of the 2023 Form 10-K to include the information required by and not included in Part III of the 2023 Form 10-K because we do not intend to file an annual meeting definitive proxy statement within 120 days of the end of December 31, 2023.

In addition, the Exhibit Index in Item 15 of Part IV of the 2023 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 nor are we filing a consent of our independent public accounting firm.

Except as described above, no other changes have been made to the 2023 Form 10-K. The 2023 Form 10-K continues to speak as of the date of the 2023 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2023 Form 10-K other than as expressly indicated in this Amendment.

BOSTON OMAHA CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Directors
The following table sets forth the directors of the Company, including Messrs. Rozek and Peterson who were elected as our two (2) Class B directors by the holders of our Class B common stock, and each of the five (5) additional directors, along with their ages as of April 19, 2024 and the year in which their current term of directorship will expire:

Name	Age	Director Since	Current Term Expires	Position(s)	(1)	(2)	(3)
Alex B. Rozek**	45	2015	2024	Co-President, Co-Chairman of the Board and Co-Chief Executive Officer
Adam K. Peterson**	42	2015	2024	Co-President, Co-Chairman of the Board and Co-Chief Executive Officer
Bradford B. Briner	47	2016	2024	Director	X	X
Brendan J. Keating	42	2016	2024	Director
Frank H. Kenan II	42	2017	2024	Director		X	X
Jeffrey C. Royal	47	2019	2024	Director	X	X	X
Vishnu Srinivasan	45	2017	2024	Director	X		X
** Each of Messrs. Rozek and Peterson were elected as the two (2) Class B directors by the holders of our Class B common stock.
(1) Member of Audit and Risk Committee
(2) Member of Compensation Committee
(3) Member of Nominating and Corporate Governance Committee

Incumbent Directors

Set forth below are the names of the persons selected by the holders of our Class B common stock as the two (2) Class B directors as well as the remaining five (5) directors, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which they currently hold directorships or have held directorships during the past five years. We have also presented information below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director.

Class B Directors:

Adam K. Peterson, age 42, has been Co-Chairperson of our Board of Directors since February 2015, when he became a member of our Board of Directors, and has been President since December 2017. Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP and Magnolia BOC I, LP. From August 2020 through January 2022, Mr. Peterson served as Co-Chairperson of the Board of Directors and Co-Chief Executive Officer of Yellowstone Acquisition Company (“Yellowstone”), a special purpose acquisition company in which one of our subsidiaries served as sponsor. Yellowstone entered into a business combination agreement with Sky Harbour Group, which was renamed Sky Harbour Group Corp. (“Sky”) following the consummation of the business combination in January 2022 at which point Mr. Peterson resigned as a director of Yellowstone. Since June 2017, Mr. Peterson has served as a Director of Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market. In March 2022, Mr. Peterson became a Director of Nelnet, Inc., a publicly traded company on the New York Stock Exchange. From May 2016 through March 2021, Mr. Peterson served as a Director of Brampton Brick Ltd., a publicly traded Canadian company traded on the Toronto Stock Exchange. From November 2005 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities. From May 2004 through June 2006, Mr. Peterson was a financial analyst for Kiewit Corporation. Mr. Peterson graduated with a B.S. in Finance from Creighton University. The holders of our Class B common stock have determined that Mr. Peterson’s experience in business operations, investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Alex B. Rozek, age 45, has been Co-Chairperson of our Board of Directors, Co-Chief Executive Officer and President since February 2015, when he became a member of our Board of Directors.  He also serves as the Managing Member of Boulderado Partners, LLC, a private investment partnership founded in July 2007.  From 2004 to 2007, Mr. Rozek served as an analyst for Water Street Capital and Friedman Billings Ramsey Group. Prior to 2004, he worked for Hunton & Williams and FedEx. From August 2020 through January 2022, Mr. Rozek served as Co-Chairperson of the Board of Directors and Co-Chief Executive Officer of Yellowstone.  Mr. Rozek continues to serve on the Sky Board of Directors following the completion of the Sky business combination with Yellowstone in January 2022. In March 2022, Mr. Rozek became a Director of Dura Software and is the founder of MAC Mountain, LLC, a company providing rural broadband services in Vermont. Mr. Rozek graduated with a B.S. in Biology and a minor in Chemistry from the University of North Carolina at Chapel Hill. The holders of our Class B common stock have determined that Mr. Rozek’s experience in business operations, investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Class A Directors:

Bradford B. Briner, age 47, has served as a member of our Board of Directors since April 2016.  Mr. Briner is also currently Chair of our Audit and Risk Committee and a member of the Compensation Committee. Mr. Briner joined Willett Advisors in 2012 as Co-Chief Investment Officer but retried from that position in December 2023 to run for the post of State Treasurer of North Carolina.  Willett Advisors is the investment management arm of the Bloomberg Family and Bloomberg Philanthropies. Previously, Mr. Briner was the Managing Director of Private Investments for Morgan Creek Capital, a $10 billion fund of funds that he co-founded in 2004.  Mr. Briner graduated from the University of North Carolina at Chapel Hill as a Morehead Scholar with a degree in Economics with distinction. Mr. Briner also received an MBA with distinction from Harvard Business School. Our Board of Directors has determined that Mr. Briner’s experience in  investments, real estate and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Brendan J. Keating, age 42, has served as a member of our Board of Directors since February 2016. In January 2023, Mr. Keating joined Boston Omaha Asset Management, LLC, serving as one of the three Managing Partners (along with Mr. Peterson and Mr. Rozek) and joined Boston Omaha Asset Management, LLC as a full-time employee on May 2023. From August 2015 through March 2023, Mr. Keating served as the Manager and CEO of Logic Real Estate Companies, LLC, a company based in Las Vegas, Nevada, which provides commercial property brokerage and property management services (“Logic”). As of March 2023, Mr. Keating now serves as the non-executive Chairman of Logic. Mr. Keating has also served as a Director of Nicholas Financial, Inc. since October 2021. A trust controlled by members of Mr. Keating’s family owns a majority of the membership interest in Logic. From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.  Our Board of Directors has determined that Mr. Keating’s experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Frank H. Kenan II, age 42, has served as a member of our Board of Directors since June 2017. Mr. Kenan is also currently the Chair of our Compensation Committee and a member of the Nominating and Corporate Governance Committee. Since August 2014, Mr. Kenan has served as the Co-Founder and Principal of KD Capital Management, LLC. From September 2011 to December 2014, Mr. Kenan served as an Investment Analyst at Boulderado Group, LLC. From January 2006 to January 2008, Mr. Kenan served as a Development Associate at Edens & Avant. From May 2005 to January 2006, Mr. Kenan served as an Analyst at Vivum Group. Mr. Kenan currently serves as a member of the Board of Directors of Flagler Systems, Inc. a hospitality and real estate company. Mr. Kenan also serves on the board of advisors of the University of North Carolina’s Kenan-Flagler Business School and the Family Enterprise Center at Kenan-Flagler Business School. Mr. Kenan holds a B.S. from the College of Charleston and an M.B.A. from the University of North Carolina at Chapel Hill – Kenan-Flagler Business School. Our Board of Directors has determined that Mr. Kenan’s experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Jeffrey C. Royal, age 47, has served as a member of our Board of Directors since January 2019. Mr. Royal is also currently a member of our Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Since January 2006, Mr. Royal has been the President of Dundee Bank located in Omaha, Nebraska and also serves as the Chairman and a director of Dundee Bank’s holding company. Mr. Royal has also served as a Director of Nicholas Financial, Inc. since October 2017. Since June 2018, Mr. Royal has served as a Director of Bridges Investment Fund, Inc., a mutual fund which trades on the NASDAQ Stock Market. Mr. Royal has served on the Board of Directors of each of Eagle Bank and Tri-Valley Bank since 2009 and 2013, respectively.  These banks merged in January 2021 and Mr. Royal serves as the non-executive Chairman of the combined entities, now operating as Riverstone Bank.  Mr. Royal has also served as a Director of Brunswick State Bank since 2007. Mr. Royal received both his Bachelor’s and Master’s degree in Business Administration from Creighton University. Our Board of Directors has determined that Mr. Royal’s experience in banking qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Vishnu Srinivasan, age 45, has served as a member of our Board of Directors since June 2017. Mr. Srinivasan is also currently the Chair of our Nominating and Corporate Governance Committee and a member of our Audit and Risk Committee. Mr. Srinivasan joined The Ohio State University as its Chief Investment Officer in May 2020. Previously, he was employed by Ganesh Investments, L.L.C., which is focused on public and private equity investments, as a Vice President and then a Managing Director from 2012 through May 2020. Ganesh Investments provides investment advisory services to members of the Pritzker family and their charitable foundations. From November 2009 to October 2012, Mr. Srinivasan was an Analyst at Alyeska Investment Group, a long/short hedge fund. From August 2002 until October 2009, Mr. Srinivasan was a Principal and held various other roles at Berkshire Partners, a private equity fund. Mr. Srinivasan graduated summa cum laude from the Wharton School at the University of Pennsylvania with a degree in Economics. Mr. Srinivasan also received an MBA from Harvard Business School. Our Board has determined that Mr. Srinivasan’s experience in public and private equity, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

There are no family relationships among the members of our Board or executive officers.

Board Composition, Committees and Director Selection

The Board currently consists of seven (7) directors, including two (2) directors elected by the holders of our Class B common stock and five (5) directors elected by the holders of our Class A common stock and Class B common stock voting as a single class. Members of the Board regularly discuss various business matters informally on numerous occasions throughout the year. During the fiscal year ended December 31, 2023, the Board met five times and acted by unanimous written consent eight times. All current directors attended at least 75% of the aggregate of the meetings of the Board in 2023 and the meetings held by all committees of the Board in 2023 on which they served. Independent directors endeavor to meet on a regular basis as often as necessary to fulfill their responsibilities. We do not have a policy regarding Board members’ attendance at the annual meetings of stockholders. All of the directors who served on the Board at the time attended our 2023 Annual Meeting of Stockholders.

Our Board maintains certain standing committees consisting of Board members other than Messrs. Peterson, Rozek and Keating, and the Board has assigned certain of the Board’s responsibilities to such committees. The Board has three separate standing committees: the Audit and Risk Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Our Board does not have a formal policy on whether the roles of Co-Chief Executive Officers and Co-Chairmen of the Board should be separate. However, Messrs. Rozek and Peterson currently serve as both Co-Chief Executive Officers and Co-Chairmen. Our Board reviews its leadership structure and believes at this time that the Company and its stockholders are best served by having the CEO serve in both positions. Combining the roles fosters accountability, effective decision-making and alignment between interests of our Board and management. Our Board currently has no lead independent director. Our Board expects to periodically review its leadership structure to ensure that it continues to meet the Company’s needs.

Our Audit and Risk Committee currently consists of Bradford B. Briner (the chairman of the committee), Jeffrey C. Royal and Vishnu Srinivasan. The Board has determined that each of the members of the Audit and Risk Committee meets the criteria for independence under the applicable listing standards of the New York Stock Exchange, and that Mr. Briner also qualifies as an “audit committee financial expert” and “independent” as defined by the applicable rules adopted by the SEC and the New York Stock Exchange. The Audit and Risk Committee assists the Board in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function, and the performance of the independent auditor. The Audit and Risk Committee was formed in June 2017 and held five meetings and acted by consent two times during the 2023 fiscal year. The Board has adopted a written charter under which the Audit and Risk Committee operates, which satisfies the applicable standards of the SEC and the New York Stock Exchange, and which was amended and restated on March 14, 2023. A copy of the Audit and Risk Committee charter is available on the Corporate Governance section of our website and at https://s29.q4cdn.com/675306481/files/doc_downloads/governance/2023/03/Boston-Omaha-Amended-and-Restated-Audit-Committee-Charter-Adopted-March-14-2023.pdf.

Our Compensation Committee currently consists of Frank H. Kenan II (the chairman of the committee), Bradford B. Briner and Jeffrey C. Royal. The Compensation Committee is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers, evaluate our executive officers’ performance, and advise on salary, bonus, and other incentive and equity compensation. The Board has adopted a written charter under which the Compensation Committee operates, which was amended and restated on March 14, 2023. The Compensation Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. In 2023, no compensation consultant was engaged for employee or executive compensation. The Compensation Committee was created in June 2017 and held four meetings and acted by consent seven times during the 2023 fiscal year. The Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the applicable New York Stock Exchange listing standards. A copy of the Compensation Committee charter is available on the Corporate Governance section of our website and at https://s29.q4cdn.com/675306481/files/doc_downloads/governance/2023/03/Boston-Omaha-Amended-and-Restated-Compensation-Committee-Charter-Adopted-March-14-2023.pdf.

Our Nominating and Corporate Governance Committee currently consists of Vishnu Srinivasan (the chairman of the committee), Frank H. Kenan II and Jeffrey C. Royal. The Nominating and Corporate Governance Committee is primarily concerned with identifying individuals qualified to become members of our Board, selecting the director nominees for each annual meeting of stockholders, selection of the director candidates to fill any vacancies on our Board and the development of our corporate governance guidelines and principles. The Board has adopted a written charter under which the Nominating and Corporate Governance Committee operates, which was amended and restated on March 14, 2023. The charter instructs the Nominating and Corporate Governance Committee to consider any nominations of director candidates recommended by stockholders. The Nominating and Corporate Governance Committee was created in June 2017 and held one meeting and acted by consent two times during the 2023 fiscal year. A copy of the Nominating and Corporate Governance Committee charter is available on the Corporate Governance section of our website and at https://s29.q4cdn.com/675306481/files/doc_downloads/governance/2023/03/Boston-Omaha-Amended-and-Restated-Nominating-Committee-Charter-Adopted-March-14-2023.pdf.

The Nominating and Corporate Governance Committee identifies individuals qualified to become members of our Board through recommendations from members of the Committee and other Board members and executive officers of the Company and will consider candidates who are recommended by stockholders, as described below. These factors focus on skills, expertise or background and may include decision-making ability, judgment, personal integrity and reputation, experience with businesses and other organizations of comparable size, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

We are committed to diversity in all aspects of our business and activities and at all levels of our business, including our Board. Our Board highly values diversity and supports the election and appointment of diverse candidates to the Board. The Board believes that having directors of diverse perspectives, opinions, backgrounds, skills and experiences contributes to a balanced and effective Board. The Board is committed to administering a director election process that encourages and promotes consideration of diverse candidates for nomination and election of directors to the Board. The Board encourages our stockholders to consider diversity when nominating individuals for member director positions. In selecting nominees for independent director positions, we have in the past and will continue to consider many factors, with an emphasis on perspectives, opinions, backgrounds, skills and experiences.

On June 5, 2017, we amended and restated our Bylaws providing for advance notice requirements for stockholder proposals at meetings and ownership thresholds for certain control group nominations and actions. Prior to June 5, 2017, we did not have a policy that permitted stockholders to recommend candidates for election as directors or a process for stockholders to send communications to the Board.

The Nominating and Corporate Governance Committee will evaluate new director candidates in view of the criteria described above, as well as other factors the Nominating and Corporate Governance Committee deems to be relevant, through reviews of biographical and other information, input from others, including members of the Board and executive officers of the Company, and personal discussions with the candidate when warranted by the results of these other assessments. The Nominating and Corporate Governance Committee will evaluate any director candidates recommended by stockholders under the same process. In determining whether to recommend to the Board the nomination of a director who is a member of the Board, the Nominating and Corporate Governance Committee will review the Board performance of such director and solicit feedback about the director from other members of the Board.

Director Compensation

In July 2018, our Board adopted a policy whereby directors who are not directly employed by us or by any of our wholly-owned subsidiaries each receive cash compensation at the rate of $10,000 per year for all services, including both Board and committee membership. Commencing July 1, 2022, we increased this pay to outside directors to $30,000 per year in cash for their services as directors. In January 2023, we also awarded each outside director $30,000 of our Class A common stock vesting on June 30, 2023 and in July 2023 we awarded each outside director $30,000 of our Class A common stock vesting on June 30, 2024 or the day immediately preceding the date of the 2024 Annual Meeting of Stockholders, whichever is earlier. Cash compensation is payable quarterly in advance on the first day of each calendar quarter. Directors that are directly employed by us (Messrs. Peterson and Rozek) or by any of our wholly-owned subsidiaries (Mr. Keating) do not receive compensation payable to our outside directors.
 The Board also provided that these guidelines may be modified by the Compensation Committee of the Board.

The following table sets forth information with respect to the compensation of our directors, excluding Messrs. Peterson, Rozek and Keating, for the Company’s last completed fiscal year:

Name	Year	Fees earned or paid in cash ($)	All other compensation ($)(1)	Total ($)
Bradford B. Briner	2023	$30,000	$30,000	$60,000
Frank H. Kenan II	2023	$30,000	$30,000	$60,000
Vishnu Srinivasan	2023	$30,000	$30,000	$60,000
Jeffrey C. Royal	2023	$30,000	$30,000	$60,000
(1)
Includes 1,176 shares of Class A common stock issued to each of Messrs. Briner, Kenan, Royal and Srinivasan on January 3, 2023 and which vested on June 30, 2023. Excludes 1,574 shares of Class A common stock issued to each of Messrs. Briner, Kenan, Royal and Srinivasan on July 5, 2023 and which are subject to forfeiture if the individual no longer serves on the Board on June 30, 2024 or the day immediately preceding the date of the 2024 Annual Meeting of Stockholders, whichever is earlier.  Based on the closing price of the Company's Class A common stock as of December 31, 2023 of $15.73 per share as reported by the New York Stock Exchange, the value of these unvested shares of Class A common stock at December 31, 2023 was $24,759 for each of these directors.

Additionally, in July 2018, the Board adopted a policy whereby each of our non-executive directors is required to hold $50,000 of our Class A common stock (either directly or indirectly), which amount is converted to a fixed share amount using the average closing price of our Class A common stock during the immediately preceding three months for the period ending June 30, 2018 for any non-executive director in July 2018 and three months from the last day of the calendar month preceding the date of appointment of any director appointed thereafter. The non-executive directors are required to achieve fully their respective ownership level within three (3) years, and fifty percent (50%) of the requirement within eighteen (18) months from adoption or election, as applicable. The Board also provided that these guidelines may be modified by the Compensation Committee of the Board. All of our non-executive directors are currently in compliance with all of these ownership guidelines.

We also reimburse all of our directors for reasonable travel and other expenses incurred in attending Board and committee meetings. Each of Messrs. Rozek and Peterson receive compensation as officers of our Company, and Mr. Keating receives compensation as a manager of Boston Omaha Asset Management, LLC.  Messrs. Peterson, Rozek and Keating receive no compensation as directors of our Company.

Legal Proceedings Involving Directors, Officers or Affiliates

There are no legal proceedings ongoing as to which any director, officer or affiliate of the Company, and to our knowledge, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our affiliates.

Director Independence

Our Board consists of Messrs. Rozek, Peterson, Keating, Briner, Kenan, Royal and Srinivasan. We consider Messrs. Briner, Kenan, Royal and Srinivasan to be “independent,” as Messrs. Rozek and Peterson have a direct employment relationship with us and Mr. Keating has an employment relationship with Boston Omaha Asset Management, LLC, which is a subsidiary of Boston Omaha. The majority of our Board is “independent” in accordance with the New York Stock Exchange rules including, in the judgment of the Board, the requirement that such directors have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

The Board has adopted the following standards to assist it in determining whether a director has a material relationship with us. Under these standards, a director will be considered to have a material relationship with us if he or she is:

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

Ownership of a significant amount of our stock, by itself, does not constitute a material relationship. For relationships not covered by these standards, the determination of whether a material relationship exists shall be made by the other members of the Board who are independent.

There were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) of Regulation S-K that were considered by the Board in making the required independence determinations. None of the directors that were deemed independent had any relationship with us (other than as a director or stockholder).

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have at any time during the past three years been an officer or employee of ours or was formerly an officer or employee of ours. Except as described below, none of our executive officers serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. Entities controlled by Mr. Keating serve as the Manager of Logic, in which we have a 30% ownership interest.

Corporate Governance Guidelines

The role of the Board is to ensure that the Company is managed for the long-term benefit of our stockholders. To fulfill this role, the Board has adopted Corporate Governance Guidelines in accordance with the corporate governance rules of the New York Stock Exchange, as applicable, that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas, including the size and composition of the Board, Board membership criteria and director qualifications, director responsibilities, Board agendas, roles of the Co-Chairmen and Co-Chief Executive Officers, executive sessions, standing Board committees, Board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management, and management succession planning. A copy of our Corporate Governance Guidelines is available on our website at www.bostonomaha.com. We will furnish to any person without charge, upon written request, a copy of our Corporate Governance Guidelines and requests may be directed to Secretary of Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102. We expect that any amendments to the Corporate Governance Guidelines, or any waivers of its requirements, will be disclosed on our website as referenced above.

The Board has adopted a Code of Business Conduct and Ethics that applies to all our employees, directors and officers, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.bostonomaha.com. We will furnish to any person without charge, upon written request, a copy of our Code of Business Conduct and Ethics and requests may be directed to Secretary of Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website as referenced above.

The Board has adopted a Clawback Policy that applies to Executive Officers (as defined in the Clawback Policy). The Clawback Policy is available on our website at www.bostonomaha.com. We will furnish to any person without charge, upon written request, a copy of our Clawback Policy and requests may be directed to Secretary of Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102. We expect that any amendments to the Clawback Policy, or any waivers of its requirements, will be disclosed on our website as referenced above.

Risk Oversight

The business of the Company is managed with the oversight of the Board. While the full Board has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our Audit and Risk Committee oversees management of enterprise risks as well as financial risks. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 27, 2024. Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted by the Board, which has responsibility for general oversight of risks, but the Audit Committee of the Board (the “Audit Committee”) assists the Board in fulfilling such oversight responsibilities. Risk assessment and oversight are an integral part of our governance and management processes. The Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducted a specific strategic session during the year that included a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews risks with the Board at regular Board meetings as part of management presentations that focus on the Company’s overall operations and presents the steps taken by management to mitigate or eliminate such risks.

The Board does not have a standing risk management committee, but rather administers this oversight function through the Audit Committee and the Board as a whole. The Board is responsible for monitoring and assessing strategic risk exposure, and the Audit Committee assists the Board in fulfilling such oversight responsibilities by overseeing our major risk exposures, including significant financial, information technology, and cybersecurity risks, and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related-person transactions.  Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our Nominating and Corporate Governance Committee works together with our Audit Committee and they are responsible for overseeing the management of compliance and regulatory risks facing the Company and risks associated with business conduct and ethics. Our Nominating and Corporate Governance Committee also oversees risks associated with corporate governance. In addition, pursuant to our Board’s instruction, management regularly reports on applicable risks to the relevant committee or the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board and its committees.

Our Board periodically reviews its governance and committee structure to ensure that it continues to meet the Company’s needs.

Communications from Stockholders

The Board has in place a process for stockholders to send communications to the Board. Specifically, the Board will review and give appropriate attention to written communications submitted by stockholders and other interested parties, and will respond if and as appropriate. Absent unusual circumstances or as otherwise contemplated by committee charters, the Chairperson of the Nominating and Corporate Governance Committee will, with the assistance of our legal counsel, (1) be primarily responsible for monitoring communications from stockholders and (2) provide copies or summaries of such communications to the other directors as he or she considers appropriate. Communications will generally be forwarded to all directors if they relate to substantive matters and include suggestions or comments that the Chairperson of the Nominating and Corporate Governance Committee considers to be important for the directors to consider.

Stockholders and other interested parties who wish to send communications on any topic to the Board should address such communications to Chairperson of the Nominating and Corporate Governance Committee, c/o Secretary, Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102. Stockholders and other interested parties who wish to contact any non-management director, the presiding non-management director or the non-management directors as a group, should address such communications to the non-management director (or group of directors) they wish to contact (or if any, to “Any Non-Management Director”), c/o Secretary, Boston Omaha Corporation, 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102.

Executive Officers and Significant Employees

Executive Officers. The following table sets forth information regarding our executive officers as of April 19, 2024:

Name	Age	Officer Since	Position(s)
Alex B. Rozek	45	2015	Co-President, Co-Chairman of the Board and Co-Chief Executive Officer
Adam K. Peterson	42	2015	Co-President, Co-Chairman of the Board and Co-Chief Executive Officer
Joshua P. Weisenburger	40	2017	Chief Financial Officer, Secretary and Treasurer
Joseph M. Meisinger	35	2022	Chief Accounting Officer

In addition to the biographical information for Mr. Rozek and Mr. Peterson, which is set forth above under “Incumbent Directors,” set forth below is certain biographical information about our other executive officers. Our executive officers are elected by, and serve at the discretion of, our Board. None of our officers or directors has any family relationship with any other director or officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Joshua P. Weisenburger, age 40, has served as our Chief Financial Officer, Secretary and Treasurer since June 2017. Mr. Weisenburger, who joined us in 2016, has also previously served as our Chief Accounting Officer and our Controller. Mr. Weisenburger also served as the Chief Financial Officer of Yellowstone from August 2020 through January 2022 when Yellowstone and Sky completed the business combination. From July 2011 through June 2016, Mr. Weisenburger was employed by Ecolab, Inc., a global leader in water, hygiene and energy technologies and services. At Ecolab, Mr. Weisenburger served first as a finance manager and then as a finance controller throughout various divisions within the company. Prior to his time at Ecolab, Mr. Weisenburger was employed from June 2005 through August 2009 by Kiewit Corporation, a construction, engineering and mining services company, and held several different treasury roles.  Mr. Weisenburger graduated with a B.S. in Finance from Creighton University and an MBA from the University of Minnesota - Carlson School of Management.

Joseph M. Meisinger, age 35, has served as our Chief Accounting Officer since June 2022 and as the Chief Financial Officer of Boston Omaha Broadband, LLC (formerly known as Fiber is Fast, LLC) since December 2022. Mr. Meisinger joined Boston Omaha as its Controller in May 2019 and served in that position until his promotion to Chief Accounting Officer. From August 2011 through May 2019, Mr. Meisinger was employed by KPMG LLP, most recently as a Senior Manager of KPMG Kansas City’s Audit Practice serving a variety of clients ranging from large public Fortune 500 companies to small start-up companies in various industries. Mr. Meisinger is a Certified Public Accountant. He received both his B.S. in Accounting and a Masters of Accounting from the University of Kansas.

Significant Employees. In addition to our executive officers and Mr. Keating, we also employ the following significant employees:

David Herman, age 39, has served as President of General Indemnity Group, LLC (“GIG”) since August 2019 and previously served as GIG’s Chief Operating Officer since January 2019. Prior to joining GIG, Mr. Herman owned Anthros Consulting, Inc., a company that combined business strategy with software systems, data visualization, and analytics expertise, from May 2015 through December 2018. From February 2013 through May 2015, Mr. Herman was employed by McKinsey and Company, specializing in operations, supply chain, and strategic turnarounds. Mr. Herman holds a Ph.D. in Materials Science and Engineering from Northwestern University, a certificate of Management for Scientists and Engineers from the Kellogg School of Management at Northwestern University, and a B.S. in Materials Science and Engineering and minor in Engineering Management from Cornell University.

W. Scott LaFoy, age 62, joined Link Media Holdings, LLC (“Link”) in May 2018 to manage Link’s merger and acquisition activities, was named Interim Chief Executive Officer in December 2019 and Chief Executive Officer in April 2020. From 2015 to 2018, Mr. LaFoy served as general manager for the Chattanooga division of Fairway Outdoor Advertising. From 1999 until its acquisition by Fairway Outdoor Advertising in 2015, Mr. LaFoy owned and operated LaFoy Outdoor Advertising. From 1996 until 1999, he served as Regional President for Clear Channel Outdoor/Eller Media and Regional Director for its predecessor Universal Outdoor. Mr. LaFoy has more than 37 years’ experience in management of outdoor advertising businesses. Mr. LaFoy holds a B.A. in Interdisciplinary Studies and a minor in History from the University of Central Florida.

Steven McGhie, age 57, is the Chief Executive Officer of Boston Omaha Broadband, LLC, which owns and operates Boston Omaha’s broadband operations throughout the United States. Mr. McGhie joined Boston Omaha in 2020 in connection with the acquisition of Utah Broadband, LLC, which he founded in 2002 and continues to serve as its Chief Executive Officer. Mr. McGhie was subsequently appointed CEO of Boston Omaha Broadband, LLC on October 1, 2021. Mr. McGhie graduated from Brigham Young University in 1991 with a degree in International Business.

Robert Thomas, age 60, was appointed as President of United Casualty and Surety Insurance Company (“UCS”) in August 2019 and previously served as UCS’ Chief Operating Officer from October 2017 to August 2019. From April 2011 through March 2017, Mr. Thomas served as President of Hanover Surety and previously served as President of Argo Surety from March 2008 through March 2011. Mr. Thomas has been employed in the surety insurance industry since 2001 and the reinsurance industry from 1987 through 2001. Mr. Thomas holds a B.A. in Business Administration and Management from the University of Saint Thomas.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our principal executive officers and the other most highly compensated executive officer other than our principal executive officers for the Company’s last two completed fiscal years:

Name and principal position	Year	Salary ($)	Cash Bonus ($)	Stock Award ($)	All other compensation ($)(1)	Total ($)
Alex B. Rozek (2)(3)	2023	$639,000	-	-	$2,000	$641,000
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2022	$600,000	-	-	$12,200	$612,200

Adam K. Peterson (3)	2023	$639,000	-	-	$11,649	$650,649
Co-Chief Executive Officer and Co-President (Principal Executive Officer)	2022	$600,000	-	-	$12,200	$612,200

Joshua P. Weisenburger (4)	2023	$290,000	$170,000	$125,000	$12,067	$597,067
Chief Financial Officer, Secretary and Treasurer	2022	$275,000	$105,000	$295,000	$11,392	$686,392
(1)	Includes employer contribution to 401(k) plan of 100% of the employee contributions up to 3% of base salary, and 50% of employee contributions up to the next 2% of base salary.
(2)
Mr. Rozek serves at our request on the Board of Directors of Sky Harbour Group Corporation and receives both cash fees for serving on its board of directors as well as restricted stock units which vest over a four-year period. As a director of Sky Harbour Group Corporation, Mr. Rozek received directors fees of $55,000 and $51,233, in 2023 and 2022, respectively as well as restricted stock grants of 7,000 units in each of 2023 and 2022, valued at $80,500, and $54,180, respectively.  The value of these restricted stock units is measured at the grant date fair value calculated in accordance with FASB ASC Topic 718.

(3)
In January 2022, each of Messrs. Rozek and Mr. Peterson received a cash payment of $7,500,000 under the terms of our Management Incentive Bonus Plan based on our financial results through December 31, 2021.

(4)
Consists of compensation earned by Mr. Weisenburger, our Chief Financial Officer, in 2023 and 2022 consisting of (i) a base salary of $290,000 in 2023 and $275,000 in 2022, (ii) a cash bonus of $170,000 in 2023 and $105,000 in 2022, (iii) a restricted stock grant for 8,440 shares of Class A common stock which was issued in February 2024 for services provided in 2023, and which shares are fully vested as of the date of grant, (iv) a restricted stock grant for 11,559 shares of Class A common stock issued in January 2023 for services rendered in 2022 and 2021, which shares vest as follows: 5,029 shares vested on the date of the grant and 3,265 shares of Class A common stock on each of January 2, 2024 and January 2, 2025, and (v) other compensation of $12,067 in 2023 and $11,392 in 2022. The value of these restricted stock awards is measured at the grant date fair value calculated in accordance with FASB ASC Topic 718.

401(k) Plan

The named executive officers are eligible to participate in our 401(k) retirement plan in the same manner as other employees. Currently, we match 100% of employee contributions up to the first 3% of the employee’s salary in total and 50% of employee contributions up to the next 2% of the employee’s salary, subject to the statutorily prescribed limit.

Pay Versus Performance

Year	Summary Compensation Table Total for PEO - Adam K. Peterson	Summary Compensation Table Total for PEO - Alex B. Rozek	Compensation Actually Paid to PEO - Adam K. Peterson	Compensation Actually Paid to PEO - Alex B. Rozek	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs(1)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income Attributable to Common Stockholders	Net Loss from Operations (2)	Total Revenues
2023	$650,649	$641,000	$650,649	$641,000	$597,067	$597,067	$56.89	($7,004,009)	($8,852,403)	$96,253,736
2022	$612,200	$612,200	$612,200	$612,200	$686,392	$686,392	$95.84	$10,233,400	($5,229,895)	$81,234,194
2021(3)	$7,935,393	$7,935,393	$7,935,393	$7,935,393	$925,913	$925,913	$103.91	$52,748,177	$23,766,869	$56,971,811
(1)
Consists of compensation earned by Mr. Weisenburger, our Chief Financial Officer, in 2021, 2022 and 2023 consisting of (i) a base salary of $290,000 in 2023, $275,000 in 2022 and $265,000 in 2021, (ii) a cash bonus of $170,000 in 2023, $105,000 in 2022 and $650,000 in 2021, (iii) a restricted stock grant for 8,440 shares of Class A common stock which was issued in February 2024 for services provided in 2023, and which  shares are fully vested as of the date of grant, (iv) a restricted stock grant for 11,559 shares of Class A common stock which was issued in January 2023 for services rendered in 2022 and 2021, and which vests as follows: 5,029 shares vested on the date of the grant and 3,265 shares of Class A common stock on each of January 2, 2024 and January 2, 2025, and (v) other compensation of $12,067 in 2023, $11,392 in 2022 and $10,913 in 2021. The value of these restricted stock awards is measured at the grant date fair value calculated in accordance with FASB ASC Topic 718.

(2)	Includes depreciation and amortization expenses of $19,565,035 in Fiscal Year 2023, $15,123,857 in Fiscal Year 2022 and $10,128,634 in Fiscal Year 2021.
(3)
Summary compensation for 2021 includes a bonus under the Management Incentive Bonus Plan earned in 2021 and paid in January 2022 for each of Mr. Peterson and Mr. Rozek and a bonus to Mr. Weisenburger earned in 2021 and paid in 2022 of $650,000.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Rozek and Peterson Employment Agreements. On August 1, 2015, we entered into employment agreements with each of Alex B. Rozek and Adam K. Peterson. Mr. Rozek and Mr. Peterson each serve as a Co-Chief Executive Officer and as a Co-President. Each of the employment agreements has a one-year term, with automatic successive one-year renewal terms unless we or the executive decline to renew the agreement. Each of the employment agreements provides for a base salary at federal minimum wage per year through December 31, 2015, and an annualized base salary of $275,000 thereafter. However, each of these agreements was amended to delay an increase in the base salary from federal minimum wage until such time as approved by the Compensation Committee. Commencing in January and December 2019, respectively, each of Mr. Rozek and Mr. Peterson began receiving a base salary of $275,000 per year. These base salaries were increased to $286,000 per year commencing January 1, 2020, $425,000 per year commencing January 21, 2021, $600,000 per annum, commencing April 1, 2022 and $639,000 per year commencing January 1, 2023. Each of the employment agreements also provides for certain severance payments to the executives in the event their employment is terminated by us without “cause” or if the executive terminates his employment for “Good Reason.”

Each of Messrs. Rozek and Peterson participate in a Management Incentive Bonus Plan, which we refer to as the “MIBP,” effective as of August 1, 2015, under which participants of such plan are eligible to receive cash bonus awards based on achievement by the Company of certain increases in net growth target objectives. Each of Alex B. Rozek and Adam K. Peterson are eligible to participate in the MIBP pursuant to their respective employment agreements. The MIBP provides for a bonus pool, determined on an annual basis by the Compensation Committee of the Board, equal to up to 20% of the amount by which our stockholders’ equity for the applicable fiscal year (excluding increases in stockholders’ equity per share resulting from issuances by the Company of its securities or securities of any subsidiary for cash consideration) exceeds 106% of our stockholders’ equity for the preceding fiscal year. On February 27, 2018, the Compensation Committee approved changes to the MIBP, effected through an amendment and restatement of the MIBP, including placing certain caps on the total payments under the MIBP through December 2032 and additional annual caps thereafter, as well as establishing a high water mark under the MIBP so that any decrease in adjusted stockholders’ equity per share in any prior year must be first recouped before the 6% hurdle test is applied. Previously, there were no caps on the amounts payable under the MIBP. In accordance with the terms of the MIBP, each of Messrs. Rozek and Peterson earned a $7,500,000 bonus for 2021 based upon the increase in stockholders’ equity in 2021 (excluding increases in stockholders’ equity per share resulting from issuances by the Company of its securities or securities of any subsidiary for cash consideration) which exceeded 106% of our stockholders’ equity for the preceding fiscal year. On January 10, 2022, the Board, based upon the recommendation of the Compensation Committee, awarded bonuses to each of Mr. Peterson and Mr. Rozek, pursuant to the MIBP.  The MIBP is designed to encourage the growth in the Company’s “Adjusted Stockholders’ Equity Per Share,” as defined in the MIBP, based upon the increase in the Company’s stockholders equity for such fiscal year less any increase arising from the sale of Company securities. Under the MIBP, the total awards shall equal 20% of the amount by which Adjusted Stockholders’ Equity Per Share for the applicable fiscal year exceeds 106% of Adjusted Stockholders’ Equity Per Share for the preceding fiscal year, subject to any limitation on total amounts payable under the bonus plan as may be established by the MIBP and/or the Compensation Committee and in any event subject to a high water mark for the highest level for the Adjusted Stockholders’ Equity Per Share as previously determined by the Compensation Committee based upon the Company’s financial statements as filed with the Securities and Exchange Commission. Based upon these factors, the Compensation Committee recommended a bonus for each of Mr. Peterson and Mr. Rozek in the amount of $7,192,404.50, for a total bonus payment under the plan of $14,384,809, which recommendation was approved by the Board. The bonus payment was subsequently increased to $7,500,000 for each of Mr. Peterson and Mr. Rozek based upon final adjustments to the calculation of the bonus plan based upon final year end results. In addition to determining the bonuses based upon the formula set forth in the MIBP, the Compensation Committee and Board also took into consideration a number of other factors, including, but not limited to, the lack of any bonus payment to either Mr. Peterson or Mr. Rozek since they began their services as Co-Chief Executive Officers in 2015 and each of Mr. Peterson and Mr. Rozek providing their services to the Company for nominal compensation for four or more years.

In the event that either Mr. Rozek or Mr. Peterson’s employment is terminated without cause or if either elects to terminate his employment for “Good Reason,” he is entitled to receive severance payments equal to the amounts which would have been payable to him under the MIBP if he had remained with us through the remainder of the fiscal year in which his employment terminated multiplied by a fraction equal to the number of days during the fiscal year that the executive remained employed by us divided by 365. Severance payments also will include an amount equal to four months’ base salary for each full 12 month period the executive is employed by us commencing August 1, 2015, except that in no event shall severance payments exceed the then current base salary on a monthly basis multiplied by 12. For purposes of these employment agreements, “Good Reason” means any of the following: (i) a substantial diminution in the duties and responsibilities of the named executive; (ii) a substantial diminution in the named executive’s compensation or benefits; or (iii) relocation of the Company’s place of business in which executive is employed to a location outside of a thirty (30) mile radius of his then current place of employment.

In January 2023, Boston Omaha Asset Management, LLC (“BOAM”) entered into an Amended and Restated Operating Agreement (the “BOAM Operating Agreement”) under which BOC currently owns all of the Class A and Class B Units issued by BOAM. The Class C units are established as profits interests to provide incentive compensation to each of Messrs. Keating, Peterson and Rozek as the Co-Managing Partners for assets owned by BOAM which have been funded by third parties.  No compensation under the Class C units is payable to Messrs. Keating, Peterson and Rozek for BOC funded projects. Class C Units hold no voting interest, and the Distribution Threshold (as defined in the BOAM Operating Agreement) shall be determined on a fund-by-fund basis. Any distributions with respect to either (A) carried interest actually received by BOAM, or with respect to sale proceeds relating to the carried interest due to BOAM, and derived from Fund One: Boston Omaha Build for Rent LP, or any subsequent fund, or (B) any Profits Distributions (as defined in the BOAM Operating Agreement) derived from the sale of any asset (other than BOAM Fund investments) held by BOAM, its subsidiaries, or any fund, or any management fee that was not contributed by BOC, shall be promptly distributed to the members and the profits interest holders ratably in accordance with their respective Profits Interest Percentages (as defined in the BOAM Operating Agreement); provided, however, that the BOAM board of managers may first deduct amounts, in their sole discretion, in order to pay the reasonable expenses of BOAM.  The Managers shall promptly distribute cash received by BOAM as Tax Distributions from a fund to the BOAM members, and such Tax Distributions shall be treated as advances against amounts otherwise distributable pursuant to the BOAM Operating Agreement.  Any management fees actually received by BOAM, or with respect to sale proceeds relating to the management fees due to BOAM, and derived from Fund One: Boston Omaha Build for Rent LP or any fund formed subsequent to the date hereof, shall be promptly distributed to the BOAM members ratably in accordance with their respective Profits Interest Percentages. At the discretion of the Compensation Committee of the Board of Directors of BOC, any Profits Distributions payable to the holders of Class C units may be paid two-thirds in cash and one-third in shares of Class A common stock of Boston Omaha Corporation (such number of shares to be determined based upon the closing price for such shares as reported by the New York Stock Exchange, or if such shares are traded on another exchange, the closing price of such shares on such exchange as of the date of distribution of the Profits Distribution). The foregoing summary of the BOAM Operating Agreement and the transactions contemplated thereby contained herein does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the BOAM Operating Agreement, a copy of which is attached as Exhibit 10.1 in our Current Report on Form 8-K filed with the SEC on January 11, 2023. We are winding down BOAM's operations and implementing cost cutting measures since it will now only manage real estate funds, and expect to terminate the BOAM Operating Agreement in the near future.

On January 3, 2023, the Compensation Committee approved an increase to the base salary of Joshua P. Weisenburger, the Company’s Chief Financial Officer, effective January 1, 2023, from $275,000 to $290,000 per calendar year. In addition, Mr. Weisenburger was awarded a one-time bonus in the amount of $150,000, of which $105,000 was paid in cash and $45,000 was paid in the Company’s Class A common stock and established a long-term compensation incentive for Mr. Weisenburger of $250,000 in recognition of services provided in 2021 and 2022, such incentive to be payable in equity in the Company vesting in three equal annual installments on each of January 3, 2023, January 2, 2024 and January 2, 2025, each installment’s vesting subject to Mr. Weisenburger’s continuing employment with the Company as its Chief Financial Officer at the time such installment vests. The Board, based upon the recommendation of the Compensation Committee, increased the base salary of Mr. Meisinger, the Company’s Chief Accounting Officer and the Chief Financial Officer for Boston Omaha Broadband, effective January 1, 2023, from $185,000 to $240,000 per calendar year. In addition, Mr. Meisinger was awarded a one-time bonus in the amount of $80,000, of which $56,000 was paid in cash and $24,000 was paid in the Company’s Class A common stock and established a long-term compensation incentive for Mr. Meisinger of $54,000 payable in equity in the Company vesting in three equal annual installments on each of January 3, 2023, January 2, 2024 and January 2, 2025, each installment’s vesting subject to Mr. Meisinger’s continuing employment with the Company as its Chief Accounting Officer at the time such installment vests.

On February 5, 2024, the Compensation Committee approved an increase to the base salary of Mr. Weisenburger, effective January 1, 2024, from $290,000 to $320,000 per calendar year. In addition, Mr. Weisenburger was awarded fully vested shares of Class A common stock equal to $125,000 and a cash bonus in the amount of $170,000. The Board, based upon the recommendation of the Compensation Committee, increased the base salary of Mr. Meisinger, effective January 1, 2024, from $240,000 to $260,000 per calendar year. In addition, Mr. Meisinger was awarded a cash bonus in the amount of $100,000 and established a long-term compensation incentive for Mr. Meisinger of $150,000 payable in equity in the Company vesting in three equal annual installments on each of February 5, 2024, February 5, 2025 and February 5, 2026, each installment’s vesting subject to Mr. Meisinger’s continuing employment with the Company as its Chief Accounting Officer at the time such installment vests.

None of our officers received salary or other compensation as officers and/or directors of Yellowstone Acquisition Company.

Herman Employment Agreement.  On January 1, 2019, we hired David Herman to serve as the Chief Operating Officer of our wholly-owned subsidiary General Indemnity Group, LLC (“GIG”). On August 9, 2019, Mr. Herman became President of GIG. In connection with the employment of Mr. Herman, GIG and Mr. Herman entered into an employment letter agreement, pursuant to which Mr. Herman currently receives an annual base salary of $375,000 per year. In addition, Mr. Herman is eligible to receive an annual cash bonus, based on achievement of certain performance metrics determined within 30 days of the commencement of each fiscal year, that are tied to personal performance goals, overall company performance measured by growth of gross written premium, and a discretionary amount determined by the Company’s senior management. Mr. Herman also has an option to purchase up to 5% of the currently issued and outstanding units in GIG. Any purchase of these units are subject to certain put and call provisions. To date, Mr. Herman has exercised a portion of the options. In the event Mr. Herman’s employment is terminated by GIG without “Cause” or by Mr. Herman for “Good Reason,” Mr. Herman will be eligible to receive severance pay equal to twelve months’ base salary.

Thomas Employment Agreement.  On August 30, 2019, we hired Robert Thomas to serve as the President of United Casualty and Surety Insurance Company (“UCS”), a wholly-owned subsidiary of our wholly-owned subsidiary GIG.  In connection with the employment of Mr. Thomas, UCS and Mr. Thomas entered into an employment letter agreement, pursuant to which Mr. Thomas will receive an annual base salary of $325,000 per year.  In addition, Mr. Thomas is eligible to receive an annual bonus, based on “Adjusted Pre-Tax Underwriting Income” performance, subject to a three-year vesting schedule whereby 60% of a positive bonus is payable 60 days following the end of each calendar year, 30% of the earned bonus is paid one year thereafter, and the remaining 10% is paid two years thereafter.  Negative bonus amounts for a given year will be applied against any unvested positive bonus amounts from prior years that have not yet been paid.  Mr. Thomas also has an option to purchase up to 2.5% of the currently issued and outstanding units in GIG. Any purchase of these units are subject to certain put and call provisions. To date, Mr. Thomas has exercised a portion of the options. In the event that, after five years of employment, Mr. Thomas’s employment is terminated by UCS without “Cause” or by Mr. Thomas for “Good Reason,” Mr. Thomas will be entitled to be paid upon termination for any unvested portions of previously earned bonuses.

Keating Employment Agreement. On January 6, 2023, we hired Brendan Keating, who is a member of our Board, to serve as a Manager of Boston Omaha Asset Management, LLC (“BOAM”). In connection with the employment of Mr. Keating, BOAM and Mr. Keating entered into a services agreement, pursuant to which Mr. Keating received an annual base salary of $550,000 per year and a payment of $187,500 for services provided through December 31, 2022. In addition, any bonus Mr. Keating receives will be paid through the profits distributions and fee distribution mechanism established for the holders of the Class C units of BOAM under the Amended and Restated Operating Agreement. The Amended and Restated Operating Agreement grants to each of Mr. Keating, Mr. Peterson and Mr. Rozek, as Co-Managing Partners, Class C “profits interest” units in BOAM as incentive compensation.

Outstanding Equity Awards at Fiscal Year-End for Named Executive Officers

On February 5, 2024, pursuant to the terms of our 2022 Long Term Incentive Plan, we issued 8,440 shares of our Class A common stock to our Chief Financial Officer, Joshua P. Weisenburger, and we also issued 10,128 shares of our Class A common stock to our Chief Accounting Officer, Joseph M. Meisinger. All 8,440 shares of Class A common stock issued to Mr. Weisenburger vested immediately. 3,376 shares of Class A common stock issued to Mr. Meisinger vested immediately and the remaining 6,752 shares vest in two equal installments in February 2025 and February 2026. Vesting of Mr. Meisinger's unvested shares are subject to continuing employment with the Company. In January 2023, Mr. Weisenburger received a restricted stock grant for 11,559 shares of Class A common stock which was issued on January 3, 2023 for services rendered in 2022 and 2021, and which vests as follows: 5,029 shares of Class A common stock vested on the date of the grant,  3,265 shares of Class A common stock vested on January 2, 2024 and the remaining 3,265 shares of Class A common stock vest on January 2, 2025. Mr. Meisinger also received a restricted stock grant in January 2023 for 3,056 shares of Class A common stock, of which 1,645 shares of Class A common stock vested on the date of grant, 705 shares of Class A common stock vest on January 2, 2024, and the remaining 706 shares of Class A common stock vest on January 2, 2025. Our restricted stock agreements allow the recipient to pay for any withholding tax obligation by returning shares to the Company equal in value to the withholding tax payable for the receipt of such shares.  We had no other outstanding equity awards at December 31, 2023 issued to our executive officers.  At December 31, 2023, the value of unvested shares of Class A common stock issued to Mr. Weisenburger and Mr. Meisinger in 2023 was $102,717 and $22,195, respectively, based on the per share closing price of $15.73 for our Class A common stock as reported on the New York Stock Exchange on December 29, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 19, 2024 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of each of our Class A common stock and our Class B common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group. As of the close of business on April 19, 2024, 31,138,769 shares of Class A common stock and 1,055,560 shares of Class B common stock were outstanding. In addition, there were issued and outstanding warrants which are currently exercisable to purchase 104,772 shares of our Class B common stock and 784 shares of our Class A common stock.  Each share of Class B common stock has 10 votes.

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

	Class A common stock		Class B common stock
Name of Beneficial Owner	Shares	Percentage of Outstanding Class of Stock	Shares	Percentage of Outstanding Class of Stock	Percentage of Aggregate Voting Power of Class A common stock and Class B common stock (1)	Percentage of Aggregate Economic Interest of Class A common stock and Class B common stock (2)
5% stockholders:
Magnolia Capital Fund, L.P. (3)	-	-	580,558	50.03%	13.58%	1.80%
Magnolia BOC I, LP	5,589,253	17.95%			13.08%	17.30%
The Magnolia Group, LLC	93,176	*			*	*
Boulderado Partners, LLC (4)	210,000	*	579,774	49.97%	14.06%	2.45%
238 Plan Associates LLC(5)	2,444,473	7.85%			5.72%	7.57%
Blackrock, Inc.(6)	1,667,203	5.35%			3.90%	5.16%
Named executive officers and directors:
Adam K. Peterson (3)(7)	6,112,360	19.63%	580,558	50.03%	27.88%	20.72%
Alex B. Rozek (4)(8)	210,000	*	579,774	49.97%	14.06%	2.45%
Bradford B. Briner (9)	22,750	*			*	*
Brendan J. Keating (10)	145,000	*			*	*
Frank H. Kenan II (11)	164,416	*			*	*
Jeffrey C. Royal (12)	32,750	*			*	*
Vishnu Srinivasan (13)	9,750	*			*	*
Joshua P. Weisenburger (14)	21,589	*			*	*
Joseph M. Meisinger (15)	11,229	*
All directors and officers as a group (9 persons)	6,729,844	21.61%	1,160,332	100.00%	42.89%	24.43%
*	Less than 1%
(1)
The percent of Percentage of Aggregate Voting Power of Class A common stock and Class B common stock reflects that each share of Class B common stock has 10 votes for each share of Class A common stock and assumes all outstanding Class B common stock warrants are exercised.

(2)	The percent of aggregate economic interest is based on both our Class A common stock and Class B common stock combined. The Class B common stock converts to Class A common stock on a 1:1 basis.
(3)	Shares of Class B common stock includes warrants to purchase 52,778 shares of our Class B common stock.
(4)	Shares of Class B common stock includes warrants to purchase 51,994 shares of our Class B common stock.
(5)	Based upon a Schedule 13G/A filed with the SEC on February 13, 2024, with a current address listed as One Broadway, 9th Floor, Suite 200, Cambridge, MA 02142.
(6)	Based upon a Schedule 13G/A filed with the SEC on January 29, 2024, with a current address listed as 50 Hudson Yards, New York, New York 10001.
(7)
Represents 429,055 shares of Class A common stock owned by Mr. Peterson directly, 93,176 shares of Class A common stock owned by The Magnolia Group, LLC,  876 shares owned by a trust in which Mr. Peterson holds voting power but disclaims a beneficial interest, 527,780 shares of Class B common stock and warrants to purchase 52,778 shares of Class B common stock owned by Adam K. Peterson, Magnolia Capital Fund, L.P., and The Magnolia Group, LLC, and 5,589,253 shares of Class A common stock owned by Magnolia BOC I, LP. Mr. Peterson serves as the manager of The Magnolia Group, LLC, the general partner of each of Magnolia Capital Fund, L.P. and Magnolia BOC I, LP and votes the shares held by Magnolia BOC I, LP. The Magnolia Group, LLC and Mr. Peterson disclaim beneficial ownership with respect to the shares held by MCF and BOC I except to the extent of their respective pecuniary interests therein.

(8)
Represents shares and warrants owned by Boulderado Partners, LLC directly, which includes 210,000 shares of Class A common stock over which Mr. Rozek has indirect beneficial ownership and a warrant to purchase up to 784 shares of Class A common stock.  Mr. Rozek serves as the manager of Boulderado Capital, LLC, the manager of Boulderado Partners, LLC.

(9)
Includes 20,000 shares of Class A common stock held by a limited liability company of which Mr. Briner is the Managing Member and 2,750 shares owned directly by Mr. Briner, of which 1,574 shares are subject to forfeiture.

(10)
Represents 50,372 shares of Class A common stock held by a trust established for the benefit of Mr. Keating, 42,028 shares of Class A common stock held by an irrevocable trust for the benefit of Mr. Keating and members of his family, 6,800 shares of Class A common stock held by Mr. Keating, of which 1,574 shares are subject to forfeiture, and 45,800 shares of Class A common stock held in retirement and 401(k) accounts for the benefit of Mr. Keating.

(11)
Represents 58,276 shares of Class A common stock held by KD Capital, L.P., of which Mr. Kenan serves as a manager and owns 100% of KD Capital Management, LLC, which is the general partner of KD Capital, L.P., 103,390 shares of Class A common stock held by a trust under which Mr. Kenan is both the trustee and beneficiary, and 2,750 shares of Class A common stock owned directly by Mr. Kenan, of which 1,574 shares of Class A common stock owned directly by Mr. Kenan are subject to forfeiture.

(12)	Includes 1,574 shares of Class A common stock held by Mr. Royal and subject to forfeiture.
(13)	Includes 1,574 shares of Class A common stock held by Mr. Srinivasan and subject to forfeiture.
(14)	Includes 3,265 shares of Class A common stock held by Mr. Weisenburger and subject to forfeiture.
(15)	Includes 6,752 shares of Class A common stock held by Mr. Meisinger and subject to forfeiture.

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

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that our executive officers and directors and ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2023, with the exception of (i) an inadvertent late filing by Mr. Rozek with regard to the distribution of shares in December 2022 from Boulderado Partners, LLC to two foundations over which he retains voting power but disclaims any beneficial interest, (ii) an inadvertent late filing by Mr. Rozek with regard to the distribution of shares in September 2023 from Boulderado Partners, LLC to a trust over which he retains voting power but disclaims any beneficial interest, (iii) an inadvertent late filing by Mr. Rozek with regard to the distribution of shares in December 2023 from Boulderado Partners, LLC to one foundation over which he retains voting power but disclaims any beneficial interest and (iv) one inadvertent late filing by Mr. Keating with regard to the acquisition of shares. Except for the transactions described above, all other transactions reported on Form 4s by Mr. Rozek in 2023 were filed on a timely basis and the transactions which were late do not involve shares in which Mr. Rozek has any beneficial interest.

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

The holders of record of the shares of Class B common stock, exclusively and as a separate class, are entitled to elect two (2) directors to our Board (which we refer to as the “Class B Directors”), which number of Class B Directors may be reduced pursuant to the terms and conditions of our Amended and Restated Voting and First Refusal Agreement. Any Class B Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class B common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders. Matters requiring the unanimous approval of the Class B Directors are described in our Annual Report on Form 10-K as filed with the SEC on March 27, 2024.

Each of BP and MCF agreed as part of the Amended and Restated Voting and First Refusal Agreement originally entered into on June 19, 2015 to elect as the Class B Directors each of Alex B. Rozek, as a nominee of BP, and Adam K. Peterson, as a nominee of MCF. In the event of (a) the death of a Class B Director, (b) the incapacitation of a Class B Director as a result of illness or accident, which makes it reasonably unlikely that the Class B Director will be able to perform his normal duties for the Company for a period of ninety (90) days, or (c) a change of control of BP or MCF, then the Class B stockholder which nominated such dead or incapacitated Class B Director, or the Class B stockholder undergoing such change of control, shall convert all of such Class B common stock into shares of our Class A common stock, in accordance with the procedures set forth in the Charter. The Amended and Restated Voting and First Refusal Agreement also provides each of us and the other parties to the Amended and Restated Voting and First Refusal Agreement with the right of first refusal to purchase the Class B common stock proposed to be sold by the other holder of Class B common stock.

On February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement for the 2018 private placement, pursuant to which the Company raised $150,000,000 through the sale to Magnolia BOC I LP (“MBOC I”), Magnolia BOC II LP (“MBOC II”), and BBOC LP (“BBOC”) an aggregate of 6,437,768 unregistered shares of our Class A common stock at a price of $23.30 per share, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement. MBOC I is managed by Magnolia. BBOC, which subsequently contributed all of its shares of Class A common stock to MBOC I, was an entity managed by Boulderado. MBOC II was an entity managed by Magnolia until it distributed all of its shares to its partners in June 2021. The limited partners of MBOC I have the right to receive an in-kind distribution of their interests in the partnerships upon written request, subject to certain advance notice requirements. On March 6, 2018, MBOC I, MBOC II and BBOC, entered into a registration rights agreement with the Company pursuant to which the Company became obligated at any time after March 6, 2021 to register up to 6,437,768 shares of Class A common stock held by MBOC I, MBOC II and BBOC upon demand. The registration rights agreement also grants the holders of these shares piggyback registration rights. We subsequently agreed to provide these same registration rights for additional shares of Class A common stock acquired by the limited partners of MBOC I and 238 Plan Associates LLC, the welfare and benefit plan maintained by the Massachusetts Institute of Technology. As a result, 9,698,705 shares of our Class A common stock were subsequently registered on September 21, 2021. Following the expiration of the registration statement registering these shares, we filed a new shelf registration statement on April 25, 2022, which was subsequently declared effective by the SEC on May 12, 2022, and we subsequently filed a prospectus supplement on June 15, 2022 registering the 8,297,039 shares of our Class A common stock collectively held by MBOC I (under which the Massachusetts Institute of Technology is the sole beneficial owner), the Massachusetts Institute of Technology and 238 Plan Associates. All of the shares registered are held directly or indirectly for the economic interest of the Massachusetts Institute of Technology and 238 Plan Associates LLC, and no Company officer or director has any economic interest in any of the registered shares. Such registration rights expire upon the earlier of March 31, 2033 or the date all such shares may be freely sold without restriction under Rule 144.

Mr. Peterson and Mr. Rozek also receive compensation from Magnolia and Boulderado for their roles as managers of Magnolia and Boulderado, respectively. Mr. Rozek also receives as a director of Sky as annual compensation, consistent with the compensation paid to Sky’s outside directors of $55,000 per year and 7,000 restricted stock units which vest over a four-year period.

On May 1, 2023, BOAM acquired 100% of the membership interests in 24th Street Asset Management LLC (“24th Street Management”), a subsidiary of 24th Street Holding Company, LLC. Mr. Keating beneficially owned approximately 92% of the membership interests that were sold to BOAM in the transaction by the members of  24th Street Management (the “Sellers”). As Mr. Keating is a member of the Board of BOC and was appointed as a co-managing director of BOAM in early 2023, the Audit and Risk Committee of BOC, comprised of three independent directors, were granted the authority to review, evaluate, and negotiate, or reject, the potential transaction. The Audit and Risk Committee unanimously approved the Membership Interest Purchase Agreement and the BOC Board subsequently approved the transaction.  The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback (the “Holdback Amount”), and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date) (the “BOC Shares”).  The BOC Shares issued in the transaction are unregistered and have no registration rights.  Furthermore, in the event that distributions are paid to 24th Street pursuant to 24th Street’s gross profits interest (carried interest) held in certain entities (including 24th Street Fund I, LLC and 24th Street Fund II, LLC, collectively, the “Funds”), minus certain compensation bonuses payable (such net amount, the “Net Promote Amount”), that exceed $7,226,672 but are less than equal to $9,635,562, the Sellers will receive, as a release from the Holdback Amount, 52.062% of such excess, such that if the Net Promote Amount equals $9,635,562 (the “Earn-Out Threshold”), the full Holdback Amount will have been released to the Sellers.  Furthermore, to the extent that such Net Promote Amount exceeds the Earn-Out Threshold, the Sellers will receive 25% of the amount of such excess (the “Earn-Out”) until the Funds are liquidated or dissolved at which point Sellers’ right to any Earn-Out payment shall extinguish and the Holdback shall expire.  Mr. Keating also is a principal owner and Chairman of Logic, an affiliate in which we have an investment.

On April 2, 2024, we entered into agreements with the minority members of each of FIF Utah LLC and FIF St. George, LLC, entities controlled by Boston Omaha as majority member, which are engaged in the delivery of broadband services.  Under these agreements, the minority members of each of the entities, which were originally the owners of the related businesses acquired by Boston Omaha in 2020 and 2022, respectively, exchanged their membership interests in the LLCs for unregistered shares of Boston Omaha Class A common stock.  Under the securities exchange agreements, Alpine Networks, Inc., a company owned by Steven McGhie, the Chief Executive Officer of Boston Omaha Broadband, and the sole owner of the minority interest in FIF Utah, LLC, exchanged its approximate 17% interest in FIF Utah, LLC for 275,611 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $4,400,000. The two owners of the minority interests in FIF St. George, LLC exchanged their combined 20% interest in FIF St. George, LLC for 563,750 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $9,000,000. In each transaction, the value for the unregistered Boston Omaha Class A common stock was calculated based on the volume weighted average trading price of a share of Boston Omaha Class A common stock for the 30 trading days ended March 28, 2024 as reported on the New York Stock Exchange. As a result, Boston Omaha Broadband, LLC, a wholly-owned subsidiary of Boston Omaha, now owns 100% of the membership interests in each of FIF Utah LLC and FIF St. George, LLC. Under the original operating agreements established for each of FIF Utah LLC and FIF St. George, LLC, each of the sellers and Boston Omaha held put and call rights for the sellers’ membership interests.

Policy and Procedures for the Review, Approval or Ratification of Transactions with Related Persons

Our Board has adopted a written policy (which we refer to as the “Related Party Policy”) for the review, approval or ratification of “Related Party Transactions” by the independent members of the Audit and Risk Committee of our Board. For purposes of the Related Party Policy, a “Related Party Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the Company or any of its subsidiaries is a participant, and (3) any Related Party (as defined therein) has or will have a direct or indirect material interest.

The Related Party Policy defines “Related Party” as any person who is, or, at any time since the beginning of the Company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members (each of which we refer to as a “Family Member”) includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.

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

Entering into a Related Party Transaction without the approval or ratification required by the terms of the Related Party Policy is prohibited and a violation of such policy. In the event the Company’s directors, executive officers or Chief Accounting Officer become aware of a Related Party Transaction that was not previously approved or ratified under the Related Party Policy, such person will promptly notify the Audit and Risk Committee (or, if it is not practicable for the Company to wait for the Audit and Risk Committee to consider the matter, the chairman of the Audit and Risk Committee), which will consider whether the Related Party Transaction should be ratified or rescinded or whether other action should be taken, with such review considering all of the relevant facts and circumstances regarding the Related Party Transaction, including the factors listed below in “Review Criteria.” The chairman of the Audit and Risk Committee will report to the committee at its next regularly scheduled meeting any actions taken under the Related Party Policy pursuant to the authority delegated in this paragraph. The Audit and Risk Committee will also review all of the facts and circumstances pertaining to the failure to report the Related Party Transaction to the Audit and Risk Committee and will take, or recommend to our Board, any action the Audit and Risk Committee deems appropriate.

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

●	whether the transaction is being undertaken in the ordinary course of business of the Company;
●	whether the transaction with the Related Party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
●	the purpose of, and the potential benefits to the Company of, the Related Party Transaction;
●	a description of any provisions or limitations imposed as a result of entering into the Related Party Transaction;
●	whether the proposed transaction includes any potential reputational risk issues for the Company which may arise as a result of or in connection with the Related Party Transaction;
●	whether the proposed transaction would violate any requirements of any Company financing or other material agreements; and
●	any other relevant information regarding the Related Party Transaction or the Related Party.

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

●	any compensation paid to a director of our Board if the compensation is consistent with our Bylaws and any compensation policies.

Notwithstanding anything to the contrary in the Related Party Policy, in the event the Bylaws of the Company require review by our Board and/or approval of a Related Party Transaction, the Audit and Risk Committee, and its chairman, will not have the authority to review or approve a Related Party Transaction but will provide a recommendation to our Board for the Board’s use in its consideration of a given Related Party Transaction.

Item 14. Principal Accountant Fees and Services.

Our independent auditor during the 2022 and 2023 fiscal years was KPMG LLP. During the 2022 and 2023 fiscal years, the aggregate fees that we paid to KPMG LLP for professional services were as follows:

	Year Ended December 31,
	2023	2022
Audit Fees (1)	$781,400	$716,800
Audit-Related Fees (2)	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
(1)
Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q, as well as associated consents and comfort letters. The audit fees for 2023 include both actual and estimated fees.

(2)	Fees for audit-related services include fees associated with audits for our various acquisitions.

Audit Fees. The audit fees consist of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, as well as associated consents and comfort letters.

Audit-Related Fees. The audit-related fees consist of aggregate fees billed for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance, and tax audit defense.

All Other Fees. There were no other fees billed for professional services rendered by KPMG LLP in the 2022 or 2023 fiscal years.

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

Audit and Risk Committee Report

The consolidated balance sheets of Boston Omaha Corporation and its subsidiaries as of December 31, 2023 and 2022, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for years ended December 31, 2023 and 2022, are included in the Company’s Annual Report on Form 10-K for the 2023 fiscal year as filed with the SEC on March 27, 2024 (which we refer to as the “2023 Form 10-K”).

The Audit and Risk Committee oversees the Company’s financial reporting process on behalf of the Board, along with the Company’s systems of internal accounting and financial controls. In fulfilling these oversight responsibilities, the Audit and Risk Committee reviewed and discussed with Boston Omaha management the audited financial statements included in the 2023 Form 10-K.

The Audit and Risk Committee has reviewed with KPMG LLP, the independent registered public accounting firm of the Company, the matters required to be discussed with the Company’s independent registered public accounting firm under generally accepted auditing standards, including the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing Standard No. 1301, Communications with Audit Committees.

The Audit and Risk Committee has also received the written disclosures and the letter from KPMG LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding KPMG LLP’s communications with the Audit and Risk Committee concerning independence, and has discussed with KPMG LLP their independence in relation to Boston Omaha.

In reliance upon the reviews and discussions referred to above, and subject to the limitations on the roles and responsibilities of the Audit and Risk Committee referred to above and in the Audit and Risk Committee charter, the Audit and Risk Committee recommended to the Board, and the Board approved, the inclusion of the audited financial statements in the 2023 Form 10-K for filing with the SEC.

Boston Omaha, acting through its management and Board, is responsible for the Company’s financial statements and reporting process, including the systems of internal accounting controls. KPMG LLP, is responsible for planning and conducting the annual audit of those financial statements. The Audit and Risk Committee’s role is one of oversight, and therefore in performing its oversight responsibilities, the Audit and Risk Committee is not providing any special assurance as to the Company’s financial statements or any professional certification as to the results of the independent registered public accounting firm.

Submitted by the Audit and Risk Committee:

Bradford B. Briner, Chairman
Jeffrey C. Royal
Vishnu Srinivasan

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)         The following consolidated financial statements and the related notes thereto of the Company and the Accounting Firm thereon are filed as part of this report:

1.	Financial Statements:

Our consolidated financial statements are set forth on pages F-1 through F-42 of our Annual Report on Form 10-K filed with the SEC on March 27, 2024 and are incorporated herein by reference.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(b)	Exhibits

The exhibits listed in the Exhibit Index attached hereto are incorporated herein by reference.

Item 16. Form 10-K Summary.

The Company has determined not to include a summary of information required by this Item 16.

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

4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

10.1 (*)(+)	Employment Agreement dated August 1, 2015 by and between the Company and Alex B. Rozek, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2015.

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

10.9 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.11 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.12 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.13 (*)	$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.14 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

10.15 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.16 (*)	Third Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.17 (*)	Fourth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.18 (*)	Amended and Restated Term Loan Note filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.19 (*)	Fifth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2022.

10.20 (*)	Sixth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2023.

10.21 (*)	Seventh Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.22 (*)	Amended and Restated Revolving Note filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.23 (*)	Eighth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 16, 2024.

10.24 (*)(+)	Amended and Restated Operating Agreement of Boston Omaha Asset Management dated January 6, 2023 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2023.

10.25 (*)(+)	Services Agreement with Brendan J. Keating dated January 6, 2023 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 11, 2023.

10.26 (+)	Boston Omaha Corporation 2022 Long-Term Incentive Plan filed as Exhibit A to the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the Commission on June 28, 2022 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

21.1	Schedule of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

23.1	Consent of EisnerAmper LLP, Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

23.2	Consent of KPMG LLP, Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

31.1 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (##)
Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

32.2 (##)
Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

32.3 (##)
Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (incorporated by reference to Exhibit 32.3 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

97.1	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2024).

101.INS (#)	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

BOSTON OMAHA CORPORATION
(Registrant)

By: /s/Alex B. Rozek
Alex B. Rozek
Co-President
(Principal Executive Officer)

April 29, 2024

By: /s/Adam K. Peterson
Adam K. Peterson
Co-President
(Principal Executive Officer)

April 29, 2024

By: /s/ Joshua P. Weisenburger
Joshua P. Weisenburger
Chief Financial Officer
(Principal Financial Officer)

April 29, 2024

By: /s/Joseph M. Meisinger
Joseph M. Meisinger
Chief Accounting Officer

April 29, 2024