Form 10-Q
period 2024-03-31
BOSTON OMAHA Corp
filed 2024-05-14
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,931,349 shares of Class A common stock and 527,780 shares of Class B common stock as of May 13, 2024.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2024

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2024 and 2023

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2024	2023

Current Assets:
Cash and cash equivalents	$17,402,976	$21,946,884
Cash held by BOAM funds and other	33,093,703	3,364,789
Accounts receivable, net	12,316,449	12,141,244
Interest receivable	129,245	185,482
Short-term investments	36,036,887	24,753,469
Marketable equity securities	2,429,434	2,210,037
U. S. Treasury securities	13,798,966	47,112,659
Funds held as collateral assets	9,569,856	14,101,531
Prepaid expenses	5,082,906	5,571,454

Total Current Assets	129,860,422	131,387,549

Property and Equipment, net	149,166,581	144,266,763

Other Assets:
Goodwill	182,380,136	182,380,136
Intangible assets, net	63,668,468	65,532,301
Investments	85,260,777	87,104,272
Investments in unconsolidated affiliates	84,073,173	94,244,788
Deferred policy acquisition costs	1,714,422	1,772,455
Right of use assets	61,070,794	61,399,460
Other	143,864	119,368

Total Other Assets	478,311,634	492,552,780

Total Assets	$757,338,637	$768,207,092

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2024	2023

Current Liabilities:
Accounts payable and accrued expenses	$16,337,531	$18,438,647
Short-term payables for business acquisitions	593,117	618,003
Lease liabilities	5,093,879	5,085,221
Funds held as collateral	9,569,856	14,101,531
Unearned premiums	9,293,813	9,699,544
Current maturities of long-term debt	825,864	814,667
Deferred revenue	2,690,698	2,628,139

Total Current Liabilities	44,404,758	51,385,752

Long-term Liabilities:
Asset retirement obligations	3,847,656	3,794,985
Lease liabilities	56,035,911	56,438,308
Long-term debt, less current maturities	26,309,844	26,523,099
Other long-term liabilities	1,476,614	1,500,875
Deferred tax liability	11,172,516	12,111,812

Total Liabilities	143,247,299	151,754,831

Redeemable Noncontrolling Interest	15,702,778	15,638,013

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,304,895 and 30,255,739 shares issued and outstanding, respectively	30,305	30,256
Class B common stock, $.001 par value, 1,161,116 shares authorized, 1,055,560 shares issued and outstanding	1,056	1,056
Additional paid-in capital	523,286,579	522,506,626
Retained earnings	12,861,407	15,669,488

Total Boston Omaha Stockholders' Equity	536,179,347	538,207,426
Noncontrolling interests	62,209,213	62,606,822
Total Equity	598,388,560	600,814,248

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$757,338,637	$768,207,092

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2024	2023

Revenues:
Billboard rentals, net	$10,696,660	$10,302,223
Broadband services	9,683,429	8,539,906
Premiums earned	4,003,059	3,107,273
Insurance commissions	502,688	476,126
Investment and other income	666,895	390,257

Total Revenues	25,552,731	22,815,785

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,790,634	3,807,664
Cost of broadband revenues (exclusive of depreciation and amortization)	2,498,112	2,574,351
Cost of insurance revenues (exclusive of depreciation and amortization)	1,906,921	1,563,032
Employee costs	8,631,911	8,197,537
Professional fees	1,137,148	1,169,589
General and administrative	4,058,405	3,962,632
Amortization	1,886,754	1,802,027
Depreciation	3,451,373	2,707,317
Loss (gain) on disposition of assets	197,083	(45,395)
Accretion	52,671	53,823

Total Costs and Expenses	27,611,012	25,792,577

Net Loss from Operations	(2,058,281)	(2,976,792)

Other Income (Expense):
Interest and dividend income	539,240	281,866
Equity in loss of unconsolidated affiliates	(10,171,615)	(4,980,078)
Other investment income	7,788,445	2,872,219
Interest expense	(282,033)	(288,682)

Net Loss Before Income Taxes	(4,184,244)	(5,091,467)
Income tax benefit	937,193	1,651,615

Net Loss	(3,247,051)	(3,439,852)
Noncontrolling interest in subsidiary loss	438,970	118,698

Net Loss Attributable to Common Stockholders	$(2,808,081)	$(3,321,154)

Basic Net Loss per Share	$(0.09)	$(0.11)

Diluted Net Loss per Share	$(0.09)	$(0.11)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,331,597	30,524,067

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,331,597	30,524,067

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Noncontrolling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2023	30,255,739	1,055,560	$30,256	$1,056	$522,506,626	$62,606,822	$15,669,488	$600,814,248

Stock issued as compensation	49,156	-	49	-	779,953	-	-	780,002

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	50,000	-	50,000

Minority owner contribution, General Indemnity	-	-	-	-	-	37,166	-	37,166

Net loss attributable to noncontrolling interests	-	-	-	-	-	(484,775)	-	(484,775)

Net loss attributable to common stockholders, March 31, 2024	-	-	-	-	-	-	(2,808,081)	(2,808,081)

Ending Balance, March 31, 2024	30,304,895	1,055,560	$30,305	$1,056	$523,286,579	$62,209,213	$12,861,407	$598,388,560

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(3,247,051)	$(3,439,852)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of right of use assets	1,371,187	1,424,202
Depreciation, amortization, and accretion	5,390,798	4,563,167
Deferred income taxes	(939,296)	(1,665,662)
Loss (gain) on disposition of assets	197,083	(45,395)
Bad debt expense	89,000	54,870
Equity in loss of unconsolidated affiliates	10,171,615	4,980,078
Other investment income	(7,788,445)	(2,872,219)
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(264,205)	(608,600)
Interest receivable	56,237	10,567
Prepaid expenses	488,548	(763,528)
Deferred policy acquisition costs	58,033	(72,578)
Other assets	(24,496)	-
Other liabilities, exclusive of debt	(24,262)	-
Accounts payable and accrued expenses	(2,101,115)	(35,917)
Lease liabilities	(1,455,167)	(1,493,962)
Unearned premiums	(405,731)	572,553
Deferred revenue	62,559	340,089
Compensation paid in stock	780,002	420,368

Net Cash Provided by Operating Activities	2,415,294	1,368,181

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(24,886)	(3,157,187)
Payment of contingent consideration	-	(248,272)
Capital expenditures	(8,446,088)	(8,011,459)
Proceeds from sales of investments	144,548,207	26,243,485
Purchases of investments	(113,192,629)	(52,671,304)

Net Cash Provided by (Used in) Investing Activities	22,884,604	(37,844,737)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Three Months Ended
	March 31,
	2024	2023

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$-	$28,105,461
Contributions from noncontrolling interest	87,166	3,300,000
Collateral (release) receipt	(4,531,675)	180,492
Principal payments of long-term debt	(202,058)	(384,370)
Offering costs	-	(867,891)

Net Cash (Used in) Provided by Financing Activities	(4,646,567)	30,333,692

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	20,653,331	(6,142,864)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	39,413,204	54,666,512

Cash, Cash Equivalents, and Restricted Cash, End of Period	$60,066,535	$48,523,648

Interest Paid in Cash	$275,778	$283,815
Income Taxes Paid in Cash	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

Total assets of the consolidated VIEs included within our consolidated balance sheets were approximately $96,000,000 and $96,500,000 as of March 31, 2024 and December 31, 2023, respectively. Total liabilities of the consolidated VIEs included within our consolidated balance sheets were approximately $200,000 and $132,000 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $63,000,000 and $65,000,000, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  March 31, 2024 include:

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

United Casualty and Surety Insurance Company which we refer to as “UCS”

South Coast Surety Insurance Services, LLC which we refer to as “SCS”

Boston Omaha Investments, LLC which we refer to as “BOIC”

Boston Omaha Asset Management, LLC which we refer to as “BOAM”

Fund One Boston Omaha Build for Rent LP which we refer to as “BFR”

BOAM BFR, LLC which we refer to as “BOAM BFR”

BOC Business Services, LLC which we refer to as “BBS”

BOC Ops, LLC which we refer to as "BOC Ops"

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

For the Three Months Ended March 31, 2024 and 2023

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $878,017 and $338,262 for the three months ended March 31, 2024 and 2023, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

Credit Losses

We estimate credit losses on financial instruments based on amounts expected to be collected. The allowance for credit losses is estimated based on historical collections, accounts receivable aging, economic indicators, and expected future trends.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

Investments in Unconsolidated Entities

We account for investments where we have significant influence but do not have a controlling interest, typically ownership of less than 50% and more than 20%, using the equity method of accounting. In accordance with ASC 323-30, we account for investments in limited partnerships and limited liability companies using the equity method of accounting when our investment is more than minimal (greater than 3% to 5%). Our share of income (loss) of such entities is recorded as a single amount as equity in income (loss) of unconsolidated affiliates. Dividends, if any, are recorded as a reduction of the investment.

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

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

For the Three Months Ended March 31, 2024 and 2023

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$17,402,976	$21,946,884
Funds held as collateral	9,569,856	14,101,531
Cash held by BOAM funds and other	33,093,703	3,364,789

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$60,066,535	$39,413,204

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2024	2023

Trade accounts	$6,673,461	$6,117,359
Premiums	1,820,361	2,911,119
Recoverables from reinsurers	4,045,741	3,283,071
Allowance for credit losses	(223,114)	(170,305)

Total Accounts Receivable, net	$12,316,449	$12,141,244

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2024	2023

Structures and displays	$65,865,504	$65,736,121
Fiber, towers, and broadband equipment	105,701,522	97,974,753
Land	583,892	583,892
Vehicles and equipment	10,805,391	10,699,920
Office furniture and equipment	5,421,083	5,384,720
Accumulated depreciation	(39,210,811)	(36,112,643)

Total Property and Equipment, net	$149,166,581	$144,266,763

Depreciation expense for the three months ended March 31, 2024 and 2023 was $3,451,373 and $2,707,317, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 6.     BUSINESS ACQUISITIONS

2024 Acquisitions

We did not complete any acquisitions during the first quarter of 2024.

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

Broadband Acquisitions

On June 16, 2023, our subsidiary, FIF St. George, acquired from Pro Communication and Construction Services, LLC, which we refer to as “ProComm,” broadband construction equipment and related assets for a purchase price of $2,881,000 paid in cash. The acquisition was completed for the purpose of expanding our broadband presence in the Western United States. Our final purchase price allocation related to ProComm includes property, plant and equipment, intangibles, and goodwill of $844,500, $1,046,000 and $990,500, respectively.  The intangible assets primarily include customer relationships which have a useful life of fifteen years.

On October 24, 2023, our subsidiary, FIF St. George, acquired from Cable Systems, LLC, which we refer to as “Cable Systems”, substantially all of the business assets and related assets for a purchase price of $4,375,000. The consideration consisted of $3,937,500 in cash paid at closing, and an additional $437,500 in cash subject to holdback. The acquisition was completed for the purpose of expanding our broadband presence in the Western United States. Our final purchase price allocation related to Cable Systems includes property, plant and equipment, intangibles, and goodwill of $1,664,240, $1,797,000 and $913,760, respectively.  The intangible assets include customer relationships which have a useful life of fifteen years.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2023. For all of the business acquisitions, depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from four years to twenty years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from five years to fifty years.

	For the Three Months Ended
	March 31,
	2024	2023

Revenue	$25,552,731	$23,539,956

Net Loss Attributable to Common Stockholders	$(2,808,081)	$(3,024,109)

Basic Net Loss per Share	$(0.09)	$(0.10)

Diluted Net Loss per Share	$(0.09)	$(0.10)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,331,597	30,524,067

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,331,597	30,524,067

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,493	$(34,776,725)	$37,251,768	$72,028,493	$(33,426,898)	$38,601,595
Permits, licenses, and lease acquisition costs	11,813,725	(5,832,860)	5,980,865	11,793,354	(5,562,205)	6,231,149
Site location	849,347	(377,410)	471,937	849,347	(363,332)	486,015
Noncompetition agreements	626,000	(625,164)	836	626,000	(624,600)	1,400
Technology	1,128,000	(533,865)	594,135	1,128,000	(509,250)	618,750
Trade names and trademarks	11,152,200	(1,827,293)	9,324,907	11,152,200	(1,680,459)	9,471,741
Nonsolicitation agreement	103,000	(46,716)	56,284	103,000	(40,500)	62,500
Capitalized contract costs	2,976,676	(461,956)	2,514,720	2,974,125	(387,990)	2,586,135
Indefinite lived intangibles	7,473,016	-	7,473,016	7,473,016	-	7,473,016

Total	$108,150,457	$(44,481,989)	$63,668,468	$108,127,535	$(42,595,234)	$65,532,301

Future Amortization

The future amortization associated with the intangible assets is as follows:

	March 31,
	2025	2026	2027	2028	2029	Thereafter	Total

Customer relationships	$5,428,084	$5,428,084	$5,424,808	$5,391,062	$4,238,151	$11,341,579	$37,251,768
Permits, licenses, and lease acquisition costs	1,088,953	1,068,732	1,042,142	1,010,192	570,265	1,200,581	5,980,865
Site location	56,623	56,623	56,623	56,623	56,623	188,822	471,937
Noncompetition agreements	836	-	-	-	-	-	836
Technology	99,000	99,000	99,000	99,000	99,000	99,135	594,135
Trade names and trademarks	590,567	590,567	574,431	525,667	525,667	6,518,008	9,324,907
Nonsolicitation agreement	25,000	25,000	6,284	-	-	-	56,284
Capitalized contract costs	297,668	297,668	297,668	297,668	297,668	1,026,380	2,514,720

Total	$7,586,731	$7,565,674	$7,500,956	$7,380,212	$5,787,374	$20,374,505	$56,195,452

Amortization expense for the three months ended March 31, 2024 and 2023 was $1,886,754 and $1,802,027, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 7.     INTANGIBLE ASSETS (Continued)

As of  March 31, 2024, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	82
Permits, licenses, and lease acquisition costs	66
Site location	100
Noncompetition agreements	5
Technology	72
Trade names and trademarks	189
Nonsolicitation agreement	27
Capitalized contract costs	101

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of U.S. Treasury securities and common stock warrants. The U.S. Treasury securities are held by UCS, classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Our common stock warrants of Sky Harbour Group Corporation are measured at fair value, with any unrealized holding gains and losses during the period included in earnings.

	March 31,	December 31,
	2024	2023

U.S. Treasury notes held to maturity	$22,450,076	$19,195,228
Common stock warrants of Sky Harbour Group Corporation	13,586,811	5,558,241

Total	$36,036,887	$24,753,469

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS. Marketable equity securities as of  March 31, 2024 and December 31, 2023 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, March 31, 2024	$2,246,440	$182,994	$2,429,434

Marketable equity securities, December 31, 2023	$2,279,723	$(69,686)	$2,210,037

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

Debt securities classified as trading as of  March 31, 2024 and December 31, 2023 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, March 31, 2024	$13,753,341	$45,625	$13,798,966

U.S. Treasury trading securities, December 31, 2023	$47,162,564	$(49,905)	$47,112,659

Long-term Investments

Long-term investments consist of  investments in special purpose entities, and equity investments in three private companies. We have the intent and the ability to hold the U.S. Treasury securities to maturity. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS.

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

As a result of the transaction, we began consolidating 24th Street and the 24th Street Funds, for which 24th Street serves as general partner, beginning in the second quarter of fiscal 2023. Also in connection with the acquisition, we recognized a non-cash gain of approximately $4,600,000 within ‘Equity in income of unconsolidated affiliates’ related to the remeasurement of our previously-held interest in 24th Street Asset Management as of May 1, 2023.

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

	March 31,	December 31,
	2024	2023

Investments in special purpose entities	$62,853,598	$64,697,093
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	3,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$85,260,777	$87,104,272

We reviewed our investments as of March 31, 2024 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

On  November 2, 2023, Sky Harbour entered into a Securities Purchase Agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares of the Company’s Class A common stock, par value $0.0001 per share and accompanying warrants to purchase up to an aggregate of 1,141,600 shares of Class A Common Stock, for an aggregate purchase price of $42,810,000.  On November 29, 2023, Sky Harbour sold and issued to the Investors an aggregate of 2,307,692 PIPE Shares of the Company's Class A common stock, par value $0.0001 per share and accompanying PIPE Warrants to purchase an aggregate of 400,000 shares of Class A Common Stock for an aggregate purchase price of $15,000,000. Together with the first closing on November 2, 2023, the aggregate PIPE financing through the Purchase Agreement totaled $57,810,000.  In connection with Sky Harbour's financing transactions occurring in November 2023, our ownership of Sky Harbour decreased from 22.9% to 19.8%.  As a result, during the fourth quarter of 2023, we recorded a dilution loss of approximately $2,200,000 within ‘Equity in income of unconsolidated affiliates’ to reflect the decrease in our ownership of Sky Harbour's net assets.

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as one of our Co-Chief Executive Officers serves on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  March 31, 2024 it would be valued at approximately $167,500,000.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	March 31,	December 31,
	2024	2023

Beginning of year	$94,244,788	$118,218,389
Additional investments in unconsolidated affiliates	-	19,500
Distributions received	-	(271,355)
Reclassification to consolidated subsidiaries	-	(15,832,981)
Equity in income (loss) of unconsolidated affiliates	(10,171,615)	(7,888,765)

End of period	$84,073,173	$94,244,788

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended
	March 31,
	2024	2023

Revenue	$3,595,392	$3,648,762
Gross profit	2,644,749	3,017,056
Net loss from operations	(5,048,707)	(4,865,810)
Net loss	(20,990,578)	(5,985,768)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

At March 31, 2024 and December 31, 2023, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The fair value of long-term debt is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  March 31, 2024, the estimated fair value of our long-term debt was $24,743,380, which is less than the carrying amount of $27,135,708.

Warrants

Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants from January 1, 2024 to  March 31, 2024 and  January 1, 2023 to March 31, 2023, resulted in gains of approximately $8,000,000 and $2,300,000, respectively, which are included within Other investment income within our Consolidated Statements of Operations.

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

As of March 31, 2024, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $63,000,000.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 19.8% equity interest in Sky Harbour, comprised of 13,118,474 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  March 31, 2024, it would be valued at approximately $167,500,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities, U.S. Treasury Trading Securities, and Corporate Bonds

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at March 31, 2024	$16,228,400	$16,228,400	$1,611	$228,619

Marketable equity securities and U.S. Treasury trading securities at December 31, 2023	$49,322,696	$49,322,696	$740,892	$4,411,489

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2023	$3,794,985
Additions	-
Liabilities settled	-
Accretion expense	52,671

Balance, March 31, 2024	$3,847,656

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

For the Three Months Ended March 31, 2024 and 2023

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

From  January 1, 2023 through  December 31, 2023,we sold 1,532,065 shares of our Class A common stock under the ATM Program for gross proceeds of $37,526,663. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We did not sell any shares of our Class A common stock under the ATM program during the first quarter of 2024. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS without penalty.

At March 31, 2024, there were 104,772 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the three months ended  March 31, 2024 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2023	105,556	$9.95	1.50	$610,114

Issued	-
Exercised	-
Expired	-

Outstanding as of March 31, 2024	105,556	$9.95	1.25	$581,614

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

On February 14, 2024, Link entered into an Eighth Amendment to the Credit Agreement with the Lender which modified the Credit Agreement to provide additional flexibility for Link to issue dividends to BOC.

As of March 31, 2024, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $10,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2025.

Long-term debt included within our consolidated balance sheet as of March 31, 2024 consists of Term Loan borrowings of $27,135,708, of which $825,864 is classified as current. There were no amounts outstanding related to the revolving line of credit as of March 31, 2024.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended  December 31, 2022 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ended December 31, 2023 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of March 31, 2024.

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

For the Three Months Ended March 31, 2024 and 2023

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended
	March 31,
	2024	2023	Statement of Operations Classification

Lease cost	$2,133,009	$2,176,629	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	735,931	577,375	Cost of billboard revenues and general and administrative

Total Lease Cost	$2,868,940	$2,754,004

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended
	March 31,
	2024	2023

Cash payments for operating leases	$2,190,590	$2,246,389
New operating lease assets obtained in exchange for operating lease liabilities	$1,090,473	$791,724

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	March 31, 2024	December 31, 2023	Balance Sheet Classification

Lease assets	$61,070,794	$61,399,460	Other Assets: Right of use assets

Current lease liabilities	$5,093,879	$5,085,221	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	56,035,911	56,438,308	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$61,129,790	$61,523,529

Maturity of Operating Lease Liabilities

March 31, 2024

2025	$7,979,315
2026	7,745,229
2027	7,269,183
2028	6,964,908
2029	6,581,894
Thereafter	54,902,311

Total lease payments	91,442,840
Less imputed interest	(30,313,050)

Present Value of Lease Liabilities	$61,129,790

As of March 31, 2024, our operating leases have a weighted-average remaining lease term of 16.39 years and a weighted-average discount rate of 4.93%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 14.     INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, SCS and UCS. Revenue consists of surety bond sales and insurance commissions. GIG’s corporate resources are used to support SCS and UCS, and to make additional business acquisitions in the insurance industry.

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

Boston Omaha Asset Management, LLC

BOAM conducts our asset management operations. We commenced reporting BOAM as a separate segment based on our acquisition of 24th Street Asset Management on May 1, 2023.  BOAM’s prior segment information has been retroactively restated as a result of meeting the requirements for segment reporting.

						Total
Three Months Ended March 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$5,041,777	$10,696,660	$9,683,429	$130,865	$-	$25,552,731
Segment gross profit	3,134,856	6,906,026	7,185,317	130,865	-	17,357,064
Segment income (loss) from operations	430,575	1,502,932	(1,650,252)	(766,967)	(1,574,569)	(2,058,281)
Capital expenditures	10,692	603,258	7,832,138	-	-	8,446,088
Depreciation and amortization	83,912	2,240,534	2,986,104	-	27,577	5,338,127

						Total
Three Months Ended March 31, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$3,973,656	$10,302,223	$8,539,906	$-	$-	$22,815,785
Segment gross profit	2,410,624	6,494,559	5,965,555	-	-	14,870,738
Segment income (loss) from operations	229,721	1,332,110	(1,699,366)	(559,956)	(2,279,301)	(2,976,792)
Capital expenditures	6,125	559,995	7,383,081	62,258	-	8,011,459
Depreciation and amortization	75,597	2,213,430	2,193,130	-	27,187	4,509,344

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
As of March 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$6,900,102	$3,945,530	$923,709	$547,108	$-	$12,316,449
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	66,332,273	264,451,613	187,256,698	100,062,160	139,235,893	757,338,637

						Total
As of December 31, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,124,471	$4,060,259	$689,817	$251,154	$15,543	$12,141,244
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	71,723,355	267,205,346	183,151,741	100,739,644	145,387,006	768,207,092

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the three months ended March 31, 2024 and 2023:

	2024	2023
Gross reserve for unpaid losses and loss adjustment expenses, beginning of year	$5,733,444	$2,105,579
Less: reinsurance recoverable on unpaid losses	3,283,071	415,000
Net reserve for unpaid losses and loss adjustment expenses, beginning of year	2,450,373	1,690,579

Incurred losses and loss adjustment expenses:
Current year	816,563	633,370
Prior year	(135,890)	(59,999)
Total net losses and loss adjustment expense incurred	680,673	573,371

Payments:
Current year	239,500	84,356
Prior year	(32,186)	196,420
Total payments:	207,314	280,776

Net reserves for unpaid losses and loss adjustment expenses, end of year	2,923,732	1,983,174
Reinsurance recoverable on unpaid losses, net of allowance	1,674,699	415,000

Gross reserves for unpaid losses and loss adjustment expenses, end of year	$4,598,431	$2,398,174

For the three months ended   March 31, 2024 and March 31, 2023 , there was unfavorable prior year loss development which was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 16.     CUSTODIAL RISK

As of March 31, 2024, we had approximately $26,700,000 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

NOTE 17.     SUBSEQUENT EVENTS

On April 2, 2024, we entered into agreements with the minority members of each of FIF Utah LLC and FIF St. George, LLC, entities controlled by us as majority member. Under these agreements, the minority members of each of the entities, which were the original owners of the businesses we acquired in 2020 and 2022, respectively, exchanged their membership interests in the LLCs for unregistered shares of Boston Omaha Class A common stock.  Under the securities exchange agreements, Alpine Networks, Inc., a company owned by Steven McGhie, the Chief Executive Officer of Boston Omaha Broadband, and the sole owner of the minority interest in FIF Utah, LLC, exchanged its approximate 17% interest in FIF Utah, LLC for 275,611 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $4,400,000. The two owners of the minority interests in FIF St. George, LLC exchanged their combined 20% interest in FIF St. George, LLC for 563,750 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $9,000,000.

In each transaction, the value for the unregistered Boston Omaha Class A common stock was calculated based on the volume weighted average trading price of a share of Boston Omaha Class A common stock for the 30 trading days ended March 28, 2024 as reported on the New York Stock Exchange. As a result, Boston Omaha Broadband, LLC, our wholly-owned subsidiary, now owns 100% of the membership interests in each of FIF Utah LLC and FIF St. George, LLC. Under the original operating agreements established for each of FIF Utah LLC and FIF St. George, LLC, each of the sellers and Boston Omaha held put and call rights for the sellers' membership interests.

In April 2024, we received distributions totaling approximately $10.5 million from the 24th Street Funds and BFR fund, which was previously included in "Cash held by BOAM funds and other" within our consolidated balance sheet.

Separation Agreement with Alex Rozek

On May 9, 2024,  the Company, Alex R. Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”).   Effective as of May 9, 2024,  Mr. Rozek resigned from his positions as Co-Chief Executive Officer and as the Co-Chairperson and member of the Board of Directors (the “Board”) of the Company.  Mr. Rozek’s resignations were not the result of a disagreement with the Company on any matter related to the Company’s operations, policies or practices.

Separation and Benefits

Effective as of May 9, 2024, Mr. Rozek resigned as an officer and director of the Company and all of its direct and indirect subsidiaries, other than as a member of the board of directors of Sky Harbour Group Corporation (“Sky Harbour”).  The parties agreed that such resignation is deemed without “Cause” and without “Good Reason,” in each case, pursuant to Mr. Rozek’s employment agreement with the Company.

Pursuant to the Separation Agreement, the parties have agreed that (a) the Company will cause its subsidiary to transfer to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001 of Sky Harbour (“SKYH Shares”), as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek will receive severance of $960,000, to be paid in equal monthly installments for a period of 18 months following the Release Effective Date (as defined below), and (c) Mr. Rozek will receive employee benefits of $75,000, to be paid in equal monthly installments for a period of 18 months following the Release Effective Date (as defined below).  In consideration thereof, Mr. Rozek has agreed to customary non-solicit, non-competition, confidentiality, cooperation, and return of property covenants.  As additional consideration for entering into a non-competition agreement, the Company will pay Mr. Rozek $250,000 within three (3) business days of the Release Effective Date (as defined below).

In addition, (a) Mr. Rozek and the named executive officers and board of directors of the Company agreed to a mutual non-disparagement covenant and (b) the Company agreed, subject to certain conditions, to retain Mr. Rozek as its representative on the board of directors of Sky Harbour until December 31, 2026.

As a condition to the foregoing benefits and the Company’s obligations under the Separation Agreement, Mr. Rozek entered into a mutual general release of claims (the “General Release”) with the Company.  The foregoing benefits will only be provided if Mr. Rozek does not revoke the General Release, with such benefits payable within three (3) business days following May 16, 2024, the last date on which Mr. Rozek may revoke the General Release (the “Release Effective Date”).

Securities Repurchase

Pursuant to Section 2 of the Separation Agreement, the Company agreed to repurchase from Mr. Rozek and Boulderado Partners, LLC, an entity controlled by Mr. Rozek (“Boulderado”, together with Mr. Rozek, the “Selling Parties”), in the aggregate, 210,000 shares of Company Class A Common Stock, par value $0.001 per share, 527,780 shares of Company Class B Common Stock, par value $0.001 per share (“Class B Common Stock”) and 51,994 warrants to acquire 51,994 shares of Company Class B Common Stock.

Pursuant to the Separation Agreement, the Company agreed to repurchase from Mr. Rozek and Boulderado Partners, LLC, an entity controlled by Mr. Rozek (“Boulderado”, together with Mr. Rozek, the “Selling Parties”), in the aggregate, 210,000 shares of Company Class A Common Stock, par value $0.001 per share, 527,780 shares of Company Class B Common Stock, par value $0.001 per share (“Class B Common Stock”) and 51,994 warrants to acquire 51,994 shares of Company Class B Common Stock.  The aggregate purchase price payable to Mr. Rozek is $9,175,600, comprised of (a) a cash payment of $8,800,480 and (b) 36,705 shares of Class A Common Stock, par value $0.0001 of Sky Harbour Group Corporation (“Sky Harbour” and such shares, the “SKYH Shares”).  The aggregate purchase price payable to Boulderado is $9,951,113.62, comprised of (a) a cash payment of $7,960,890.90 and (b) 194,738 SKYH Shares.

In connection with such repurchase, the Selling Parties provided the Company with customary representations and warranties with respect to the sale of the securities it held, as well as agreed to joint and several indemnification obligations to the Company with respect to such representations and warranties and the statements set forth in the instruments transferring such securities to the Company.

BOAM Matters

Pursuant to the Separation Agreement, effective as of May 9, 2024, each of Mr. Rozek, Adam Peterson and Brendan Keating (the “Class C Holders”) (i) resigned as a manager of Boston Omaha Asset Management, LLC (“BOAM”), a subsidiary of the Company, (ii) forfeited all of his Class C Units (as defined in the Amended and Restated Limited Liability Company Agreement of BOAM, dated January 6, 2023 (the “BOAM LLCA”) to BOAM for no consideration, and (iii) delivered to BOAM a duly executed Form of Release (as defined in the BOAM LLCA) pursuant to Section 10.01(a) of the BOAM LLCA.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2023 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON MARCH 27, 2024. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2024 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of March 31, 2024, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services: In April 2019, we established a broadband subsidiary, Fiber is Fast, LLC, which has changed its name to Boston Omaha Broadband, LLC, which we refer to as "BOB." In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest and Go Fiber, which we refer to on a combined basis now as "InfoWest," fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of March 31, 2024, we have approximately 43,400 broadband customers (10,600 fiber subscribers) and 30,500 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

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

●

In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we we have started to wind down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle.TV Inc., a company serving the broadband industry.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We expect to expand our broadband services in Arizona, Florida, Nevada, Utah and in other locations. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors, although we expect to place primary emphasis on growing our existing business lines over the next several years. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following is a comparison of our results of operations for the three months ended March 31, 2024, which we refer to as the “first quarter of fiscal 2024,” compared to the three months ended March 31, 2023, which we refer to as the “first quarter of fiscal 2023.”

Revenues. For the first quarter of fiscal 2024 and the first quarter of fiscal 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$10,696,660	41.8%	$10,302,223	45.2%	$394,437
Broadband services	9,683,429	37.9%	8,539,906	37.4%	1,143,523
Premiums earned	4,003,059	15.7%	3,107,273	13.6%	895,786
Insurance commissions	502,688	2.0%	476,126	2.1%	26,562
Investment and other income	666,895	2.6%	390,257	1.7%	276,638
Total Revenues	$25,552,731	100.0%	$22,815,785	100.0%	$2,736,946

We realized total revenues of $25,552,731 during the first quarter of fiscal 2024, an increase of 12.0% over revenues of $22,815,785 during the first quarter of fiscal 2023. Revenues increased within each of our businesses in the first quarter of fiscal 2024 when compared to the first quarter of fiscal 2023. The key factors impacting revenue across each of our businesses during the first quarter of fiscal 2024 were as follows:

●	Net billboard rentals in the first quarter of fiscal 2024 increased 3.8% from the first quarter of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first quarter of fiscal 2024 increased 13.4% from the first quarter of fiscal 2023, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 28.8% in the first quarter of fiscal 2024 when compared to the first quarter of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first three months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 5.6% in the first quarter of fiscal 2024 when compared to the first quarter of fiscal 2023, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS and BOAM increased from $390,257 in the first quarter of fiscal 2023 to$666,895 in the first quarter of fiscal 2024, mainly due to the increase in interest rates over the past 12-18 months for assets held by UCS and the consolidation of 24th Street during the second quarter of fiscal 2023.

Expenses. For the first quarter of fiscal 2024 and the first quarter of fiscal 2023, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,790,634	14.8%	$3,807,664	16.7%	$(17,030)
Cost of broadband revenues	2,498,112	9.8%	2,574,351	11.3%	(76,239)
Cost of insurance revenues	1,906,921	7.5%	1,563,032	6.8%	343,889
Employee costs	8,631,911	33.8%	8,197,537	35.9%	434,374
Professional fees	1,137,148	4.4%	1,169,589	5.1%	(32,441)
Depreciation	3,451,373	13.5%	2,707,317	11.9%	744,056
Amortization	1,886,754	7.4%	1,802,027	7.9%	84,727
General and administrative	4,058,405	15.9%	3,962,632	17.4%	95,773
Loss (gain) on disposition of assets	197,083	0.8%	(45,395)	(0.2%)	242,478
Accretion	52,671	0.2%	53,823	0.2%	(1,152)
Total Costs and Expenses	$27,611,012	108.1%	$25,792,577	113.0%	$1,818,435

During the first quarter of fiscal 2024, we had total costs and expenses of $27,611,012, as compared to total costs and expenses of $25,792,577 in the first quarter of fiscal 2023. Total costs and expenses as a percentage of total revenues decreased from 113.0% in the first quarter of fiscal 2023 to 108.1% in the first quarter of fiscal 2024. The key factors impacting costs and expenses across each of our businesses during the first quarter of fiscal 2024 were as follows:

●

Cost of billboard revenues decreased  as a percentage of billboard revenues from 37.0% in the first quarter of fiscal 2023 to 35.4% in the first quarter of fiscal 2024. The decrease was mainly driven by lower ground rent expense, commissions paid and other billboard cost of revenues as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 30.1% in the first quarter of fiscal 2023 to 25.8% in the first quarter of fiscal 2024. The decrease was mainly driven by reduced maintenance costs incurred related to our fixed wireless networks.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 39.3% in the first quarter of fiscal 2023 to 37.8% in the first quarter of fiscal 2024. The decrease was mainly driven by lower loss and loss adjustment expense as well as premium taxes, fees and assessments as a percentage of insurance revenues, which were partially offset by commissions paid increasing from 21.5% in the first quarter of fiscal 2023 to 22.5% in the first quarter of fiscal 2024.

●

Employee costs in the first quarter of fiscal 2024 were $8,631,911, or 33.8% of total revenues, as compared to $8,197,537, or 35.9% of total revenues, in the first quarter of fiscal 2023. The decrease as a percentage of total revenues was mainly driven by higher organic revenue growth within our billboard, broadband and insurance businesses.

●	Professional fees in the first quarter of fiscal 2024 were $1,137,148, or 4.4% of total revenues, as compared to $1,169,589, or 5.1% of total revenues, in the first quarter of fiscal 2023.

●

General and administrative expenses in the first quarter of fiscal 2024 were $4,058,405, or 15.9% of total revenues, as compared to $3,962,632, or 17.4% of total revenues, in the first quarter of fiscal 2023. The decrease as a percentage of total revenues was mainly driven by higher organic revenue growth within our billboard, broadband and insurance businesses.

●

Non-cash expenses in the first quarter of fiscal 2024 included $3,451,373 in depreciation expense, $1,886,754 in amortization expense, and $52,671 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2024 was $2,058,281, or 8.1% of total revenues, as compared to a net loss from operations of $2,976,792, or 13.0% of total revenues, in the first quarter of fiscal 2023. The decrease in net loss from operations in dollars was primarily due to improved operations within our billboard, broadband and insurance businesses as well as lower costs at Boston Omaha's parent company, which were partially offset by an increase in depreciation expense related to continued capital investments within our broadband businesses. Our net loss from operations included $5,390,798 from non-cash depreciation, amortization and accretion expenses in the first quarter of fiscal 2024, as compared to $4,563,167 in the first quarter of fiscal 2023.

Other Expense. During the first quarter of fiscal 2024, we had net other expense of $2,125,963. Net other expense included our loss from affiliate operations of $10,171,615 mainly related to our investment in Sky Harbour, which we account for under the equity method, and interest expense of $282,033 mainly incurred under Link's term loan. These items were partially offset by $7,788,445 in other investment income mainly related to the Sky Harbour warrants held by Boston Omaha and interest and divided income of $539,240. During the first quarter of fiscal 2023, we had net other expense of $2,114,675, which included our loss from affiliate operations of $4,980,078 mainly related to our investment in Sky Harbour, which we account for under the equity method, and interest expense of $288,682 mainly incurred under Link's term loan. These items were partially offset by $2,872,219 in other investment income related to public securities held by Boston Omaha and UCS and interest and divided income of $281,866.

Generally accepted accounting principles ("GAAP") requires us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method using the fair market value of Sky Harbour's Class A common stock as of the date of the business combination and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if we are deemed to no longer have significant influence, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of March 31, 2024, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value was less than the carrying value during 2023, (iii) the recovery of Sky Harbour's stock price during the last several months, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.37 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $2,808,081 in the first quarter of fiscal 2024, or a loss per share of $0.09, based on 31,331,597 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $3,321,154 in the first quarter of fiscal 2023, or a loss per share of $0.11, based on 30,524,067 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the first quarter of fiscal 2024 and the first quarter of fiscal 2023:

Results of Billboard Operations

	For the Three Months Ended March 31,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$10,696,660	100.0%	$10,302,223	100.0%
Cost of Revenues
Ground rents	2,041,899	19.1%	2,004,154	19.5%
Utilities	469,531	4.4%	440,394	4.3%
Commissions paid	842,231	7.9%	857,405	8.3%
Other costs of revenues	436,973	4.0%	505,711	4.9%
Total cost of revenues	3,790,634	35.4%	3,807,664	37.0%
Gross margin	6,906,026	64.6%	6,494,559	63.0%
Other Operating Expenses
Employee costs	1,868,646	17.5%	1,839,490	17.9%
Professional fees	79,917	0.7%	170,139	1.7%
Depreciation	1,270,709	11.9%	1,240,858	12.0%
Amortization	969,825	9.1%	972,572	9.4%
General and administrative	1,009,577	9.4%	924,572	9.0%
Accretion	50,968	0.5%	53,823	0.5%
Loss (gain) on disposition of assets	153,452	1.4%	(39,005)	(0.4%)
Total expenses	5,403,094	50.5%	5,162,449	50.1%
Segment Income from Operations	1,502,932	14.1%	1,332,110	12.9%
Interest expense, net	(245,823)	(2.3%)	(274,087)	(2.6%)
Other investment income	-	-	9,754	0.1%
Net Income Attributable to Common Stockholders	$1,257,109	11.8%	$1,067,777	10.4%

Comparison of the First Quarter of Fiscal 2024 to the First Quarter of Fiscal 2023. In the first quarter of fiscal 2024, there was a 3.8% increase in net billboard revenues from the first quarter of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first quarter of fiscal 2024 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 19.5% in the first quarter of fiscal 2023 to 19.1% in the first quarter of fiscal 2024.

●	Commissions paid as a percentage of total segment operating revenues decreased from 8.3% in the first quarter of fiscal 2023 to 7.9% in the first quarter of fiscal 2024.

●

Employee costs as a percentage of total segment operating revenues decreased from 17.9% in the first quarter of fiscal 2023 to 17.5% in the first quarter of fiscal 2024. The decrease is due to organic revenue growth across a number of our markets.

●	General and administrative expenses increased slightly as a percentage of total segment operating revenues from 9.0% in the first quarter of fiscal 2023 to 9.4% in the first quarter of fiscal 2024.

●

Depreciation and amortization expense as a percentage of total segment operating revenues decreased slightly from 12.0% and 9.4% in the first quarter of fiscal 2023 to 11.9% and 9.1% in the first quarter of fiscal 2024, respectively.

●

Net interest expense was $245,823 in the first quarter of fiscal 2024 compared to net interest expense of $274,087 in the first quarter of fiscal 2023. The decrease is mainly driven by interest income from investing excess cash in U.S. Treasury securities.

Results of Broadband Operations

	For the Three Months Ended March 31,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$9,683,429	100.0%	$8,539,906	100.0%
Cost of Revenues
Network operations and data costs	1,356,617	14.0%	1,549,413	18.1%
Software costs	190,295	2.0%	214,219	2.5%
Cell site rent and utilities	367,420	3.8%	381,564	4.5%
Other costs of revenues	583,780	6.0%	429,155	5.0%
Total cost of revenues	2,498,112	25.8%	2,574,351	30.1%
Gross margin	7,185,317	74.2%	5,965,555	69.9%
Other Operating Expenses
Employee costs	3,808,870	39.3%	3,520,582	41.3%
Professional fees	171,583	1.8%	128,654	1.5%
Depreciation	2,109,237	21.8%	1,403,736	16.4%
Amortization	876,867	9.0%	789,394	9.3%
General and administrative	1,823,678	18.8%	1,828,945	21.4%
Accretion	1,703	0.0%	-	-
Loss (gain) on disposition of assets	43,631	0.5%	(6,390)	(0.1%)
Total expenses	8,835,569	91.2%	7,664,921	89.8%
Segment Loss from Operations	(1,650,252)	(17.0%)	(1,699,366)	(19.9%)
Interest expense, net	(1,916)	(0.0%)	(3,994)	(0.0%)
Noncontrolling interest in subsidiary (income) loss	(64,765)	(0.7%)	56,121	0.6%
Net Loss Attributable to Common Stockholders	$(1,716,933)	(17.7%)	$(1,647,239)	(19.3%)

Comparison of the First Quarter of Fiscal 2024 to the First Quarter of Fiscal 2023. In the first quarter of fiscal 2024, total operating revenues increased by 13.4% when compared to the first quarter of fiscal 2023 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first quarter of fiscal 2024 were as follows:

●	Network operations and data costs as a percentage of total segment operating revenues decreased from 18.1% in the first quarter of fiscal 2023 to 14.0% in the first quarter of fiscal 2024 primarily driven by reduced maintenance costs incurred related to our fixed wireless networks.

●	Other costs of revenues as a percentage of total segment operating revenues increased from 5.0% in the first quarter of fiscal 2023 to 6.0% in the first quarter of fiscal 2024.

●

Employee costs as a percentage of total segment operating revenues decreased from 41.3% in the first quarter of fiscal 2023 to 39.3% in the first quarter of fiscal 2024. The decrease is due to organic revenue growth within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues increased slightly from 1.5% in the first quarter of fiscal 2023 to 1.8% in the first quarter of fiscal 2024.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 21.4% in the first quarter of fiscal 2023 to 18.8% in the first quarter of fiscal 2024. The decrease is due to organic revenue growth within our broadband businesses.

●	Depreciation and amortization expense increased by $705,501 and $87,473, respectively, from the first quarter of fiscal 2023. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

Results of Insurance Operations

	For the Three Months Ended March 31,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$4,003,059	79.4%	$3,107,273	78.2%
Insurance commissions	502,688	10.0%	476,126	12.0%
Investment and other income	536,030	10.6%	390,257	9.8%
Total operating revenues	5,041,777	100.0%	3,973,656	100.0%
Cost of Revenues
Commissions paid	1,134,401	22.5%	856,431	21.5%
Premium taxes, fees, and assessments	91,847	1.8%	133,230	3.4%
Losses and loss adjustment expense	680,673	13.5%	573,371	14.4%
Total cost of revenues	1,906,921	37.8%	1,563,032	39.3%
Gross margin	3,134,856	62.2%	2,410,624	60.7%
Other Operating Expenses
Employee costs	1,854,384	36.8%	1,644,672	41.4%
Professional fees	170,360	3.3%	46,450	1.2%
Depreciation	43,850	0.9%	35,536	0.9%
Amortization	40,062	0.8%	40,061	1.0%
General and administrative	595,625	11.8%	414,184	10.4%
Total expenses	2,704,281	53.6%	2,180,903	54.9%
Segment Income from Operations	430,575	8.6%	229,721	5.8%
Interest expense, net	-	-	(369)	(0.0%)
Other investment income	252,680	5.0%	299,174	7.5%
Net Income Attributable to Common Stockholders	$683,255	13.6%	$528,526	13.3%

Comparison of the First Quarter of Fiscal 2024 to the First Quarter of Fiscal 2023. In the first quarter of fiscal 2024, total operating revenues increased by 26.9% when compared to the first quarter of fiscal 2023, mainly due to increased earned premium and investment and other income at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first quarter of fiscal 2024 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 28.8% in the first quarter of fiscal 2024 when compared to the first quarter of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first three months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations increased by 5.6% in the first quarter of fiscal 2024 when compared to the first quarter of fiscal 2023, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS increased from $390,257 in the first quarter of fiscal 2023 to $536,030 in the first quarter of fiscal 2024, mainly due to the increase in interest rates over the past 12-18 months.

●

Commissions paid as a percentage of total segment operating revenues increased from 21.5% in the first quarter of fiscal 2023 to 22.5% in the first quarter of fiscal 2024, mainly driven by increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 14.4% in the first quarter of fiscal 2023 to 13.5% in the first quarter of fiscal 2024. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues decreased from 41.4% in the first quarter of fiscal 2023 to 36.8% in the first quarter of fiscal 2024. The decrease is due to organic revenue growth within our insurance businesses.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 10.4% in the first quarter of fiscal 2023 to 11.8% in the first quarter of fiscal 2024. The increase is mainly due to a $248,272 reduction in general and administrative expenses during the first quarter of fiscal 2023 related to finalizing the ACS acquisition contingent consideration. Excluding the $248,272 reduction during the first quarter of fiscal 2023, general and administrative expenses in the first quarter of fiscal 2024 would have decreased by 10.1% when compared to the first quarter of fiscal 2023.

●

During the first quarter of fiscal 2024, our segment income from insurance operations of $430,575 was increased by other investment income of $252,680 mainly from unrealized gains on our investments in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended March 31,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$130,865	100.0%	-	-
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	$130,865	100.0%	-	-
Other Operating Expenses
Employee costs	496,340	379.3%	362,374	-
Professional fees	227,777	174.1%	117,019	-
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	173,715	132.7%	80,563	-
Total expenses	897,832	686.1%	559,956	-
Segment Loss from Operations	(766,967)	(586.1%)	(559,956)	-
Interest and dividend income	402,735	307.8%	7,454	-
Equity in income of unconsolidated affiliates	-	-	-	-
Other investment loss	(599,502)	(458.1%)	-	-
Noncontrolling interest in subsidiary loss	503,735	384.9%	62,577	-
Net Loss Attributable to Common Stockholders	$(459,999)	(351.5%)	$(489,925)	-

Comparison of the First Quarter of Fiscal 2024 to the First Quarter of Fiscal 2023. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. Therefore, comparisons of our asset management results for the first quarter of fiscal 2024 to the first quarter of fiscal 2023 may not be meaningful. In addition, as previously mentioned, we are winding down BOAM's operations and implementing cost cutting measures. The key factors affecting our asset management operations results during the first quarter of fiscal 2024 were as follows:

●	Employee costs in the first quarter of fiscal 2024 increased by 37.0% from the first quarter of fiscal 2023 as we hired for key roles within the business.

●	Professional fees in the first quarter of fiscal 2024 increased by 94.6% from the first quarter of fiscal 2023.

●	General and administrative expenses in the first quarter of fiscal 2024 increased by 115.6% from the first quarter of fiscal 2023.

●	Interest and dividend income increased by $395,281 in the first quarter of fiscal 2024 when compared to the first quarter of fiscal 2023, mainly due to the consolidation of 24th Street.

●	Other investment loss in the first quarter of fiscal 2024 primarily included the changes in the fair value of the 24th Street Funds mainly driven by operating costs and commissions associated with the sale of commercial real estate properties.

●	Noncontrolling interest in subsidiary loss in the first quarter of fiscal 2024 mainly included the external limited partners' share of GAAP losses within the 24th Street Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for the First Three Months of Fiscal 2024 compared to the First Three Months of Fiscal 2023

The table below summarizes our cash flows, in dollars, for the first three months of fiscal 2024 and the first three months of fiscal 2023:

	Three Months	Three Months
	Ended	Ended
	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Net cash provided by operating activities	$2,415,294	$1,368,181
Net cash provided by (used in) investing activities	22,884,604	(37,844,737)
Net cash (used in) provided by financing activities	(4,646,567)	30,333,692
Net increase (decrease) in cash, cash equivalents, and restricted cash	$20,653,331	$(6,142,864)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $2,415,294 for the first three months of fiscal 2024 compared to net cash used in operating activities of $1,368,181 for the first three months of fiscal 2023. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and broadband businesses and positive operating cash flow impact from the ProComm and Cable Systems acquisitions at InfoWest. These items were partially offset by operating costs within our FFH business and our asset management business.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $22,884,604 for the first three months of fiscal 2024 as compared with net cash used in investing activities of $37,844,737 for the first three months of fiscal 2023. The increase in net cash provided by investing activities is primarily attributable to $31,355,578 in net proceeds from sales of investments mainly from the sale or maturity of U.S. Treasury securities within the 24th Street Funds and BFR Fund.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $4,646,567 during the first three months of fiscal 2024 as compared to net cash provided by financing activities of $30,333,692 during the first three months of fiscal 2023. During the first three months of fiscal 2024, net cash used in financing activities mainly consisted of $4,531,675 in collateral released by UCS and $202,058 in principal payments on Link’s term loan.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At March 31, 2024, we had approximately $17 million in unrestricted cash and approximately $14 million in short-term treasury securities. Subsequent to the end of the first quarter of fiscal 2024, we received distributions totaling approximately $10.5 million from the 24th Street Funds and BFR Fund. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

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

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, par value $0.001 per share (the “Class A common stock”), with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).  Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock in December 2022 for gross proceeds of approximately $205 thousand and 1,532,065 shares of our Class A common stock during fiscal 2023 for gross sale proceeds of approximately $37.5 million. We did not sell any shares of our Class A common stock during the first quarter of fiscal 2024.

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

Link Credit Agreement

On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement, which modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan (“Term Loan”). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. Long-term debt included within our consolidated balance sheet as of March 31, 2024 consists of Link’s Term Loan borrowings of $27,135,708, of which $825,864 is classified as current. There were no amounts outstanding related to the revolving line of credit as of March 31, 2024.

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

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended December 31, 2021 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2022 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ended December 31, 2023 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of March 31, 2024.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of March 31, 2024, we hold 13,118,474 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

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

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At March 31, 2024, we had approximately $17 million in unrestricted cash and approximately $14 million in short-term treasury securities. Subsequent to the end of the first quarter of fiscal 2024, we received distributions totaling approximately $10.5 million from the 24th Street Funds and BFR Fund.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2024, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 27, 2024. Other than as discussed below, we believe that at March 31, 2024, there has been no material change to this information.

Investments in Unconsolidated Entities

●	We account for investments where we have significant influence but do not have a controlling interest, typically ownership of less than 50% and more than 20%, using the equity method of accounting. In accordance with ASC 323-30, we account for investments in limited partnerships and limited liability companies using the equity method of accounting when our investment is more than minimal (greater than 3% to 5%). Our share of income (loss) of such entities is recorded as a single amount as equity in income (loss) of unconsolidated affiliates. Dividends, if any, are recorded as a reduction of the investment.

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

Retention of Specialized Accounting

●	Each of 24th Street Fund I and 24th Street Fund II, collectively “the 24th Street Funds,” and Fund One Boston Omaha Build for Rent LP qualify as investment companies and apply specialized industry accounting. We report fund investments on our consolidated balance sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying consolidated statements of operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of March 31, 2024, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not applicable as we are a "smaller reporting company." For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2024, the Company issued to its Chief Financial Officer and its Chief Accounting Officer 8,440 shares of Class A common stock and 10,128 shares of Class A common stock, respectively.  The shares issued to the Chief Accounting Officer vest through February 2026 and the shares issued to the Chief Financial Officer are fully vested.   In accordance with the Corporation’s Long-Term Incentive Plan, the Company withheld 2,494 and 2,993 shares, respectively, for withholding obligations.  The shares granted had an aggregate value of $124,996 and $149,996, respectively as of the date of issuance.

On March 5, 2024, the Company issued to the President of its Link Media subsidiary 3,634 shares of restricted Class A common stock valued at $59,997 as of the date of issuance, all of which shares are fully vested.

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

10.5 (*)	$5,000,000 Revolving Note dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.6 (*)	First Amendment to Credit Agreement dated October 25, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 29, 2019.

10.7 (*)	Second Amendment to Credit Agreement dated June 25, 2020, filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.8 (*)	Third Amendment to Credit Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.9 (*)	Fourth Amendment to Credit Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.10 (*)	Amended and Restated Term Loan Note, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.11 (*)	Fifth Amendment to Credit Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2022.

10.12 (*)	Sixth Amendment to Credit Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2023.

10.13 (*)	Seventh Amendment to Credit Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.14 (*)	Amended and Restated Revolving Note, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.15 (*)	Eighth Amendment to Credit Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 16, 2024.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

By: /s/ Adam K. Peterson

Adam K. Peterson

President (Principal Executive Officer)

May 14, 2024

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial Officer)

May 14, 2024

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

May 14, 2024