Form 10-Q
period 2024-06-30
BOSTON OMAHA Corp
filed 2024-08-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,931,349 shares of Class A common stock and 527,780 shares of Class B common stock as of August 12, 2024.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2024

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Six Months Ended June 30, 2024 and 2023

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	June 30,	December 31,
	2024	2023

Current Assets:
Cash and cash equivalents	$24,615,739	$21,946,884
Cash held by BOAM funds and other	3,190,314	3,364,789
Accounts receivable, net	13,517,505	12,141,244
Interest receivable	63,747	185,482
Short-term investments	28,445,187	24,753,469
Marketable equity securities	2,385,983	2,210,037
U. S. Treasury securities	13,563,026	47,112,659
Funds held as collateral assets	9,597,001	14,101,531
Prepaid expenses	5,275,637	5,571,454

Total Current Assets	100,654,139	131,387,549

Property and Equipment, net	154,229,938	144,266,763

Other Assets:
Goodwill	182,380,136	182,380,136
Intangible assets, net	62,324,834	65,532,301
Investments	78,290,565	87,104,272
Investments in unconsolidated affiliates	82,712,770	94,244,788
Deferred policy acquisition costs	2,111,818	1,772,455
Right of use assets	60,216,061	61,399,460
Other	143,862	119,368

Total Other Assets	468,180,046	492,552,780

Total Assets	$723,064,123	$768,207,092

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2024	2023

Current Liabilities:
Accounts payable and accrued expenses	$19,285,422	$18,438,647
Short-term payables for business acquisitions	578,604	618,003
Lease liabilities	5,214,404	5,085,221
Funds held as collateral	9,597,001	14,101,531
Unearned premiums	11,817,702	9,699,544
Current maturities of long-term debt	834,335	814,667
Deferred revenue	2,639,945	2,628,139

Total Current Liabilities	49,967,413	51,385,752

Long-term Liabilities:
Asset retirement obligations	3,903,790	3,794,985
Lease liabilities	55,070,711	56,438,308
Long-term debt, less current maturities	36,100,240	26,523,099
Other long-term liabilities	1,454,640	1,500,875
Deferred tax liability	11,166,603	12,111,812

Total Liabilities	157,663,397	151,754,831

Redeemable Noncontrolling Interest	-	15,638,013

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,931,349 and 30,255,739 shares issued and outstanding, respectively	30,931	30,256
Class B common stock, $.001 par value, 1,161,116 shares authorized, 527,780 and 1,055,560 shares issued and outstanding, respectively	528	1,056
Additional paid-in capital	538,947,275	522,506,626
(Accumulated deficit) retained earnings	(8,499,792)	15,669,488

Total Boston Omaha Stockholders' Equity	530,478,942	538,207,426
Noncontrolling interests	34,921,784	62,606,822
Total Equity	565,400,726	600,814,248

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$723,064,123	$768,207,092

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues:
Billboard rentals, net	$11,437,468	$10,835,524	$22,134,128	$21,137,747
Broadband services	9,787,983	8,695,235	19,471,412	17,235,141
Premiums earned	4,737,056	3,458,627	8,740,115	6,565,900
Insurance commissions	527,055	594,540	1,029,743	1,070,666
Investment and other income	598,221	632,468	1,265,116	1,022,725

Total Revenues	27,087,783	24,216,394	52,640,514	47,032,179

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,880,807	3,808,624	7,671,441	7,616,288
Cost of broadband revenues (exclusive of depreciation and amortization)	2,475,451	2,282,175	4,973,563	4,856,526
Cost of insurance revenues (exclusive of depreciation and amortization)	2,255,664	1,746,378	4,162,585	3,309,410
Employee costs	11,820,937	7,753,280	20,452,848	15,950,817
Professional fees	1,719,922	1,402,899	2,857,070	2,572,488
General and administrative	4,003,081	3,962,814	8,061,486	7,925,446
Amortization	1,884,074	1,830,883	3,770,828	3,632,910
Depreciation	3,572,066	3,013,176	7,023,439	5,720,493
(Gain) loss on disposition of assets	(183,738)	5,246	13,345	(40,149)
Accretion	56,134	53,823	108,805	107,646

Total Costs and Expenses	31,484,398	25,859,298	59,095,410	51,651,875

Net Loss from Operations	(4,396,615)	(1,642,904)	(6,454,896)	(4,619,696)

Other Income (Expense):
Interest and dividend income	313,775	561,090	853,015	842,956
Equity in income (loss) of unconsolidated affiliates	2,957,387	5,350,524	(7,214,228)	370,446
Other investment income	(545,385)	(2,267,004)	7,243,060	605,215
Interest expense	(368,370)	(287,035)	(650,403)	(575,717)

Net (Loss) Income Before Income Taxes	(2,039,208)	1,714,671	(6,223,452)	(3,376,796)
Income tax benefit (expense)	22,046	(1,070,866)	959,239	580,749

Net (Loss) income	(2,017,162)	643,805	(5,264,213)	(2,796,047)
Noncontrolling interest in subsidiary (income) loss	(218,057)	897,807	220,913	1,016,505

Net (Loss) Income Attributable to Common Stockholders	$(2,235,219)	$1,541,612	$(5,043,300)	$(1,779,542)

Basic Net (Loss) Income per Share	$(0.07)	$0.05	$(0.16)	$(0.06)

Diluted Net (Loss) Income per Share	$(0.07)	$0.05	$(0.16)	$(0.06)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,853,692	31,225,719	31,594,198	30,876,835

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,853,692	31,281,828	31,594,198	30,876,835

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Non-controlling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2022	28,650,688	1,055,560	$28,651	$1,056	$483,917,938	$7,409,068	$22,673,497	$514,030,210

Stock issued for cash	1,097,824	-	1,098	-	28,104,363	-	-	28,105,461

Stock issued as compensation	16,482	-	16	-	420,352	-	-	420,368

Offering costs	-	-	-	-	(867,891)	-	-	(867,891)

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	3,300,000	-	3,300,000

Net loss attributable to minority interests	-	-	-	-	-	(62,576)	-	(62,576)

Net loss attributable to common stockholders, March 31, 2023	-	-	-	-	-	-	(3,321,154)	(3,321,154)

Ending Balance, March 31, 2023	29,764,994	1,055,560	$29,765	$1,056	$511,574,762	$10,646,492	$19,352,343	$541,604,418

Offering costs	-	-	-	-	(400,219)	-	-	(400,219)

Stock issued for cash	434,241	-	434	-	9,420,768	-	-	9,421,202

Stock issued as compensation	4,564	-	5	-	99,995	-	-	100,000

Stock issued for purchase of 24th Street Asset Management	45,644	-	46	-	1,003,274	-	-	1,003,320

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	1,000,000	-	1,000,000

Noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	47,184,338	-	47,184,338

Net loss attributable to noncontrolling interests	-	-	-	-	-	(908,612)	-	(908,612)

Net income attributable to common stockholders, June 30, 2023	-	-	-	-	-	-	1,541,612	1,541,612

Ending Balance, June 30, 2023	30,249,443	1,055,560	$30,250	$1,056	$521,698,580	$57,922,218	$20,893,955	$600,546,059

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2023	30,255,739	1,055,560	$30,256	$1,056	$522,506,626	$62,606,822	$15,669,488	$600,814,248

Stock issued as compensation	49,156	-	49	-	779,953	-	-	780,002

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	50,000	-	50,000

Minority owner contribution, General Indemnity	-	-	-	-	-	37,166	-	37,166

Net loss attributable to noncontrolling interests	-	-	-	-	-	(484,775)	-	(484,775)

Net loss attributable to common stockholders, March 31, 2024	-	-	-	-	-	-	(2,808,081)	(2,808,081)

Ending Balance, March 31, 2024	30,304,895	1,055,560	$30,305	$1,056	$523,286,579	$62,209,213	$12,861,407	$598,388,560

Purchase of FIF Utah RNCI	275,611	-	276	-	5,653,524	-	-	5,653,800

Purchase of FIF St. George RNCI	563,750	-	563	-	10,048,415	-	-	10,048,978

Stock returned for payroll taxes	(5,487)	-	(5)	-	(81,257)	-	-	(81,262)

Stock issued as compensation	2,580	-	2	-	40,014	-	-	40,016

Cancellation of Class A and Class B treasury shares and Class B warrants repurchased	(210,000)	(527,780)	(210)	(528)	-	-	(19,125,980)	(19,126,718)

Distributions to noncontrolling interests	-	-	-	-	-	(27,504,485)	-	(27,504,485)

Net income attributable to noncontrolling interests	-	-	-	-	-	217,056	-	217,056

Net loss attributable to common stockholders, June 30, 2024	-	-	-	-	-	-	(2,235,219)	(2,235,219)

Ending Balance, June 30, 2024	30,931,349	527,780	$30,931	$528	$538,947,275	$34,921,784	$(8,499,792)	$565,400,726

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(5,264,213)	$(2,796,047)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	2,761,839	2,839,898
Depreciation, amortization, and accretion	10,903,072	9,461,049
Deferred income taxes	(945,209)	(632,354)
Loss (gain) on disposition of assets	13,345	(40,149)
Bad debt expense	126,000	111,982
Equity in loss (income) of unconsolidated affiliates	7,214,228	(370,446)
Other investment income	(7,243,060)	(605,215)
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(1,502,261)	(1,630,621)
Interest receivable	121,735	4,520
Prepaid expenses	295,817	(3,316,225)
Distributions from unconsolidated affiliates	-	207,641
Deferred policy acquisition costs	(339,363)	(289,992)
Other assets	(25,232)	(5,023)
Other liabilities, exclusive of debt	(46,235)	(81,728)
Accounts payable and accrued expenses	846,775	2,348,825
Lease liabilities	(2,946,673)	(3,035,461)
Unearned premiums	2,118,158	1,343,598
Deferred revenue	11,806	329,088
Compensation paid in stock	820,018	520,368

Net Cash Provided by Operating Activities	6,920,547	4,363,708

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(39,399)	(3,120,409)
Payment of contingent consideration	-	(248,272)
Issuance of note receivable	-	(1,608,100)
Business acquisitions, net of cash acquired	-	(5,640,072)
Capital expenditures	(17,268,681)	(20,915,576)
Proceeds from sales of investments	212,352,984	142,268,908
Purchases of investments	(164,889,190)	(149,885,498)

Net Cash Provided by (Used in) Investing Activities	30,155,714	(39,149,019)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Six Months Ended
	June 30,
	2024	2023

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$-	$37,526,663
Proceeds from long term credit facility	10,000,000	-
Repurchase of stock	(16,761,371)	-
Contributions from noncontrolling interest	87,166	4,300,000
Collateral release	(4,504,530)	(95,856)
Distributions to noncontrolling interests	(27,504,485)	-
Principal payments of long-term debt	(403,191)	(766,429)
Offering costs	-	(1,268,110)

Net Cash (Used in) Provided by Financing Activities	(39,086,411)	39,696,268

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(2,010,150)	4,910,957
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	39,413,204	54,666,512

Cash, Cash Equivalents, and Restricted Cash, End of Period	$37,403,054	$59,577,469

Interest Paid in Cash	$583,106	$569,941
Income Taxes Paid in Cash	$12,687	$51,605

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

 Consolidated Statements of Cash Flows (Continued)

Supplemental Schedules of Non-cash Investing and Financing Activities

Unaudited

	For the Six Months Ended
	June 30,
	2024	2023
Stock issued as consideration for redeemable noncontrolling interest	$13,399,161	$-

Stock issued as consideration for business acquisition	-	1,003,320

Payable as consideration for business acquisition	-	1,254,102

Investment transferred as compensation for stock repurchased	1,474,292	-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 1.     ORGANIZATION AND BACKGROUND

Boston Omaha was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, (iv) our asset management business, and (v) our minority investments primarily in real estate, real estate services, private aviation infrastructure, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, our broadband operations are conducted through our subsidiary, Boston Omaha Broadband, LLC, and our asset management operations are conducted through our subsidiary, Boston Omaha Asset Management, LLC.

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

For the Six Months Ended June 30, 2024 and 2023

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and our consolidated subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest and variable interest entities for which we have determined that we are the primary beneficiary.  All significant intercompany profits, losses, transactions, and balances have been eliminated in consolidation.

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

Total assets of the consolidated VIEs included within our consolidated balance sheets were approximately $58,000,000 and $96,500,000 as of   June 30, 2024 and December 31, 2023, respectively. Total liabilities of the consolidated VIEs included within our consolidated balance sheets were approximately $40,000 and $132,000 as of   June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $56,000,000 and $65,000,000, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  June 30, 2024 include:

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

For the Six Months Ended June 30, 2024 and 2023

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

The majority of our advertising revenues are derived from contracts for advertising space on billboard structures and broadband internet services and are accounted for under Financial Accounting Standards Board, which we refer to as the “FASB,” Accounting Standards Codification, which we refer to as “ASC,” 606, Revenue from Contracts with Customers, and under ASC 840, Leases.

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $1,669,026 and $730,787 for the six months ended June 30, 2024 and 2023, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Six Months Ended June 30, 2024 and 2023

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

Loss and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. We involve an independent, third-party actuary to assist us in the estimation of reserves for losses and loss adjustment expenses. Estimates are based on paid and incurred loss development factors and expected loss ratios, which are primarily driven by historical claims paid and incurred data and consideration of the level of premiums written during the current and prior year. Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve. The effects of changes in estimated reserves are included within "Cost of insurance revenues" in our consolidated results of operations in the period in which the estimates are updated. The reserves are included within "Accounts payable and accrued expenses" in our consolidated balance sheets.

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

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$24,615,739	$21,946,884
Funds held as collateral	9,597,001	14,101,531
Cash held by BOAM funds and other	3,190,314	3,364,789

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$37,403,054	$39,413,204

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2024	2023

Trade accounts	$7,312,539	$6,117,359
Premiums	3,700,131	2,911,119
Recoverables from reinsurers	2,744,269	3,283,071
Allowance for credit losses	(239,434)	(170,305)

Total Accounts Receivable, net	$13,517,505	$12,141,244

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2024	2023

Structures and displays	$66,268,369	$65,736,121
Fiber, towers, and broadband equipment	113,290,677	97,974,753
Land	583,892	583,892
Vehicles and equipment	11,118,415	10,699,920
Office furniture and equipment	5,507,861	5,384,720
Accumulated depreciation	(42,539,276)	(36,112,643)

Total Property and Equipment, net	$154,229,938	$144,266,763

Depreciation expense for the six months ended June 30, 2024 and 2023 was $7,023,439 and $5,720,493, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 6.     BUSINESS ACQUISITIONS

2024 Acquisitions

We did not complete any acquisitions during the first six months of fiscal 2024.

2023 Acquisitions

24th Street Asset Management

On May 1, 2023, Boston Omaha Asset Management, LLC, our wholly-owned subsidiary, acquired 100% of the membership interests in 24th Street Asset Management LLC, from the members of 24th Street for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash paid at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock.  Our purchase price allocation related to 24th Street Asset Management includes carried interest and goodwill of $9,110,478 and $536,626, respectively.

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

For the Six Months Ended June 30, 2024 and 2023

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$27,087,784	$24,721,290	$52,640,514	$48,261,246

Net (Loss) Income Attributable to Common Stockholders	$(2,235,219)	$1,748,618	$(5,043,300)	$(1,275,491)

Basic Net (Loss) Income per Share	$(0.07)	$0.06	$(0.16)	$(0.04)

Diluted Net (Loss) Income per Share	$(0.07)	$0.06	$(0.16)	$(0.04)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,853,692	31,225,719	31,594,198	30,876,835

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,853,692	31,281,828	31,594,198	30,876,835

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,493	$(36,126,111)	$35,902,382	$72,028,493	$(33,426,898)	$38,601,595
Permits, licenses, and lease acquisition costs	11,872,415	(6,105,263)	5,767,152	11,793,354	(5,562,205)	6,231,149
Site location	849,347	(391,488)	457,859	849,347	(363,332)	486,015
Noncompetition agreements	626,000	(625,661)	339	626,000	(624,600)	1,400
Technology	1,128,000	(558,480)	569,520	1,128,000	(509,250)	618,750
Trade names and trademarks	11,152,200	(1,974,128)	9,178,072	11,152,200	(1,680,459)	9,471,741
Nonsolicitation agreement	353,000	(77,780)	275,220	103,000	(40,500)	62,500
Capitalized contract costs	3,047,854	(507,155)	2,540,699	2,974,125	(387,990)	2,586,135
Indefinite lived intangibles	7,633,591	-	7,633,591	7,473,016	-	7,473,016

Total	$108,690,900	$(46,366,066)	$62,324,834	$108,127,535	$(42,595,234)	$65,532,301

Future Amortization

The future amortization associated with the intangible assets is as follows:

	June 30,
	2025	2026	2027	2028	2029	Thereafter	Total

Customer relationships	$5,428,084	$5,428,084	$5,418,881	$5,386,697	$3,755,043	$10,485,593	$35,902,382
Permits, licenses, and lease acquisition costs	1,094,043	1,065,828	1,040,423	1,012,569	392,776	1,161,513	5,767,152
Site location	56,623	56,623	56,623	56,623	56,623	174,744	457,859
Noncompetition agreements	339	-	-	-	-	-	339
Technology	99,000	99,000	99,000	99,000	99,000	74,520	569,520
Trade names and trademarks	590,567	590,567	558,295	525,667	525,667	6,387,309	9,178,072
Nonsolicitation agreement	191,667	83,485	68	-	-	-	275,220
Capitalized contract costs	304,785	304,785	304,785	304,785	304,785	1,016,774	2,540,699

Total	$7,765,108	$7,628,372	$7,478,075	$7,385,341	$5,133,894	$19,300,453	$54,691,243

Amortization expense for the six months ended June 30, 2024 and 2023 was $3,770,828 and $3,632,910, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 7.     INTANGIBLE ASSETS (Continued)

As of  June 30, 2024, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	79
Permits, licenses, and lease acquisition costs	63
Site location	97
Noncompetition agreements	16
Technology	69
Trade names and trademarks	186
Nonsolicitation agreement	24
Capitalized contract costs	100

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

	June 30,	December 31,
	2024	2023

U.S. Treasury notes held to maturity	$18,872,661	$19,195,228
Common stock warrants of Sky Harbour Group Corporation	9,572,526	5,558,241

Total	$28,445,187	$24,753,469

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS. Marketable equity securities as of  June 30, 2024 and December 31, 2023 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, June 30, 2024	$2,319,011	$66,972	$2,385,983

Marketable equity securities, December 31, 2023	$2,279,723	$(69,686)	$2,210,037

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

Debt securities classified as trading as of  June 30, 2024 and December 31, 2023 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, June 30, 2024	$13,499,672	$63,354	$13,563,026

U.S. Treasury trading securities, December 31, 2023	$47,162,564	$(49,905)	$47,112,659

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

As a result of the transaction, we began consolidating 24th Street and the 24th Street Funds, for which 24th Street serves as general partner, beginning in the second quarter of fiscal 2023. Also, in connection with the acquisition, we recognized a non-cash gain of approximately $4,600,000 within ‘Equity in income of unconsolidated affiliates’ related to the remeasurement of our previously held interest in 24th Street Asset Management as of May 1, 2023.

Each of the 24th Street Funds holds investments in special purpose entities whose primary assets are real estate property.  We include the 24th Street Funds’ investments in special purpose entities within long-term investments in our Consolidated Balance Sheets.

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

	June 30,	December 31,
	2024	2023

Investments in special purpose entities	$55,883,386	$64,697,093
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	3,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$78,290,565	$87,104,272

We reviewed our investments as of June 30, 2024 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

During the first quarter of fiscal 2022, we recognized a non-cash gain of $24,977,740 related to our deconsolidation of Yellowstone, which is included within other income on our Consolidated Statement of Operations. Of the total gain recognized on deconsolidation, approximately $10,000,000 relates to the remeasurement of our retained investment in Sky Harbour via the Sponsor shares, Series B Preferred Units, and PIPE investment, each of which converted into shares of Sky Harbour’s Class A common stock on the transaction date, and approximately $15,000,000 relates to the deconsolidation of Yellowstone’s assets and liabilities as of the transaction date.  The fair value of our retained investment at the deconsolidation date was measured based upon the observable trading price of Sky Harbour’s Class A common stock. Subsequent to the business combination, we account for our equity investment in Sky Harbour under the equity method.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

On  November 2, 2023, Sky Harbour entered into a Securities Purchase Agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares of the Company’s Class A common stock, par value $0.0001 per share and accompanying warrants to purchase up to an aggregate of 1,141,600 shares of Class A Common Stock, for an aggregate purchase price of $42,810,000.  On November 29, 2023, Sky Harbour sold and issued to the Investors an aggregate of 2,307,692 PIPE Shares of the Company's Class A common stock, par value $0.0001 per share and accompanying PIPE warrants to purchase an aggregate of 400,000 shares of Class A Common Stock for an aggregate purchase price of $15,000,000. Together with the first closing on November 2, 2023, the aggregate PIPE financing through the Purchase Agreement totaled $57,810,000.  In connection with Sky Harbour's financing transactions occurring in November 2023, we recorded a dilution loss of approximately $2,200,000 within ‘Equity in income of unconsolidated affiliates’ to reflect the decrease in our ownership of Sky Harbour's net assets.

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities as well as blackout periods which may prevent us from selling shares as we retain one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. The carrying value of our investment in Sky Harbour’s Class A common stock as of  June 30, 2024 is approximately $82,200,000. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  June 30, 2024it would be valued at approximately $115,100,000.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	June 30,	December 31,
	2024	2023

Beginning of year	$94,244,788	$118,218,389
Additional investments in unconsolidated affiliates	-	19,500
Transfer of interest	(2,748,292)	-
Sale of interest	(1,569,498)	-
Distributions received	-	(271,355)
Reclassification to consolidated subsidiaries	-	(15,832,981)
Equity in income (loss) of unconsolidated affiliates	(7,214,228)	(7,888,765)

End of period	$82,712,770	$94,244,788

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$4,709,014	$3,397,876	$8,304,406	$7,046,638
Gross profit	3,963,714	2,626,275	6,608,463	5,643,331
Net loss from operations	(5,110,583)	(4,582,600)	(10,159,290)	(9,448,410)
Net income (loss)	3,977,046	(1,461,670)	(17,013,532)	(7,447,438)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

At June 30, 2024 and December 31, 2023, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The carrying value of borrowings, if any, under our revolving line of credit facility approximates fair value because of the variable market interest rate charged to us for these borrowings. The fair value of borrowings under our term loan facility is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  June 30, 2024, the estimated fair value of our term loan borrowings included within long-term debt was $24,667,212, which is less than the carrying amount of $26,934,575.

Warrants

Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement warrants from January 1, 2024 to  June 30, 2024 and  January 1, 2023 to June 30, 2023, resulted in gains of approximately $4,000,000 and $900,000, respectively, which are included within "Other investment income" within our Consolidated Statements of Operations.

Fund I, Fund II and BFR Special Purpose Entities

We report fund investments on our Consolidated Balance Sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within "Other investment income" in the accompanying Consolidated Statements of Operations. Each of the 24th Street Funds’ and BFR's investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which third-party appraisals were obtained.  Appraisals on the investments in special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate property. The income capitalization approach used capitalization rates ranging from 6.50% to 6.75%. The comparable sales approach used observable market transactions to value the underlying real estate property.

As of June 30, 2024, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $56,000,000.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 18.6% equity interest in Sky Harbour, comprised of 12,440,642 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  June 30, 2024, it would be valued at approximately $115,100,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at June 30, 2024	$15,949,009	$15,949,009	$18,016	$130,327

Marketable equity securities and U.S. Treasury trading securities at December 31, 2023	$49,322,696	$49,322,696	$740,892	$4,411,489

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2023	$3,794,985
Additions	-
Liabilities settled	-
Accretion expense	108,805

Balance, June 30, 2024	$3,903,790

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

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

For the Six Months Ended June 30, 2024 and 2023

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

From  January 1, 2023 through  December 31, 2023,we sold 1,532,065 shares of our Class A common stock under the ATM Program for gross proceeds of $37,526,663. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We did not sell any shares of our Class A common stock under the ATM program during the first two quarters of 2024. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS without penalty.

At June 30, 2024, there were 52,778 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock are that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the six months ended  June 30, 2024 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2023	105,556	$9.95	1.50	$610,114

Issued	-
Exercised	-
Redeemed	(51,994)
Expired	-

Outstanding as of June 30, 2024	53,562	$9.95	1.00	$188,003

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 11.     CAPITAL STOCK (Continued)

Separation Agreement with Alex Rozek

Separation and Benefits

On May 9, 2024,  the Company, Alex R. Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”).   Effective as of May 9, 2024, Mr. Rozek resigned as an officer and director of the Company and all of its direct and indirect subsidiaries, other than as a member of the board of directors of Sky Harbour.

Securities Repurchase

Pursuant to the Separation Agreement, the Company repurchased from Mr. Rozek and Boulderado Partners, LLC, an entity controlled by Mr. Rozek, in the aggregate, 210,000 shares of Company Class A Common Stock, 527,780 shares of Company Class B Common Stock, and 51,994 warrants to acquire 51,994 shares of Company Class B Common Stock.

The price of the Class A shares repurchased was based on the 30-trading day volume-weighted average price of the Class A Common Stock for the 30 trading days ending two trading days prior to the execution of the Separation Agreement. The price of the Class B shares repurchased was based on the 30-trading day volume-weighted average price of the Class A Common Stock for the 30 trading days ending two trading days prior to the execution of the Separation Agreement plus a blocking/control premium, for which management employed a third-party valuation expert.

The aggregate purchase price paid to Mr. Rozek was $9,175,605, comprised of cash payments of $8,800,480 and 36,705 shares of Class A Common Stock of Sky Harbour. The aggregate purchase price paid to Boulderado was $9,951,113, comprised of cash payments of $7,960,891 and 194,738 shares of Class A Common Stock of Sky Harbour.

Separation and Benefits

Pursuant to the Separation Agreement, we transferred to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001 of Sky Harbour, as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek received severance of $960,000, to be paid in equal monthly installments for a period of 18 months, and (c) Mr. Rozek received employee benefits of $75,000, to be paid in equal monthly installments for a period of 18 months, each of which are included within "Employee costs" within our consolidated statements of operations.

Mr. Rozek agreed to customary non-solicitation, non-competition, confidentiality, cooperation, and return of property covenants.  As consideration for entering into a non-competition agreement, we paid Mr. Rozek $250,000.

In addition, Mr. Rozek and the named executive officers and board of directors of the Company agreed to a mutual non-disparagement covenant, and the Company agreed, subject to certain conditions, to retain Mr. Rozek as its representative on the board of directors of Sky Harbour until December 31, 2026.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 12.    LONG-TERM DEBT

On August 12, 2019, Link Media Holdings, Inc., (“Link”), a wholly owned subsidiary of Boston Omaha Corporation (“BOC”), which owns and operates BOC’s billboard businesses, entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40,000,000 (the “Credit Facility”). The Credit Agreement provided an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18,000,000 under Term Loan 1 and $5,500,000 under Term Loan 2. These loans are secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. These loans are not guaranteed by BOC or any of BOC’s non-billboard businesses.

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

On May 30, 2024, Link entered into a Ninth Amendment to the Credit Agreement with the Lender which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit loan facility from $10,000,000 to $15,000,000.

As of June 30, 2024, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $10,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2026.

Long-term debt included within our consolidated balance sheet as of June 30, 2024 consists of Term Loan borrowings of $26,934,575, of which $834,335 is classified as current. As of June 30, 2024, there was $10,000,000 outstanding related to the revolving line of credit, which is included within long-term debt in our consolidated balance sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended  December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ended  December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of June 30, 2024.

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

For the Six Months Ended June 30, 2024 and 2023

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023	Statement of Operations Classification

Lease cost	$2,170,464	$2,176,387	$4,303,473	$4,353,016	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	695,367	643,519	1,431,298	1,220,894	Cost of billboard revenues and general and administrative

Total Lease Cost	$2,865,831	$2,819,906	$5,734,771	$5,573,910

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Cash payments for operating leases	$2,236,542	$2,302,189	$4,427,132	$4,548,578
New operating lease assets obtained in exchange for operating lease liabilities	$619,668	$344,754	$1,710,141	$1,136,478

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	June 30, 2024	December 31, 2023	Balance Sheet Classification

Lease assets	$60,216,061	$61,399,460	Other Assets: Right of use assets

Current lease liabilities	$5,214,404	$5,085,221	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	55,070,711	56,438,308	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$60,285,115	$61,523,529

Maturity of Operating Lease Liabilities

June 30, 2024

2025	$8,103,215
2026	7,798,993
2027	7,314,968
2028	7,054,028
2029	6,460,407
Thereafter	53,421,608

Total lease payments	90,153,219
Less imputed interest	(29,868,104)

Present Value of Lease Liabilities	$60,285,115

As of June 30, 2024, our operating leases have a weighted-average remaining lease term of 16.21 years and a weighted-average discount rate of 4.98%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 14.     INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, SCS and UCS. Revenue consists of surety bond sales, insurance commissions, and investment and other income. GIG’s corporate resources are used to support SCS and UCS, and to make additional business acquisitions in the insurance industry.

Link Media Holdings, LLC

LMH conducts our billboard rental operations. LMH billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin.

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

						Total
Three Months Ended June 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$5,822,598	$11,437,468	$9,787,983	$39,734	$-	$27,087,783
Segment gross profit	3,566,934	7,556,661	7,312,532	39,734	-	18,475,861
Segment income (loss) from operations	705,302	2,418,704	(1,629,124)	(508,448)	(5,383,049)	(4,396,615)
Capital expenditures	18,259	349,196	7,893,890	-	250,000	8,511,345
Depreciation and amortization	84,825	2,251,803	3,067,086	-	52,426	5,456,140

						Total
Three Months Ended June 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$4,540,142	$10,835,524	$8,695,235	$145,493	$-	$24,216,394
Segment gross profit	2,793,764	7,026,900	6,413,060	145,493	-	16,379,217
Segment income (loss) from operations	291,412	1,580,787	(1,314,735)	(516,029)	(1,684,339)	(1,642,904)
Capital expenditures	12,600	356,278	14,635,612	5,189,235	(62,258)	20,131,467
Depreciation and amortization	75,387	2,246,854	2,494,329	-	27,489	4,844,059

						Total
Six Months Ended June 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$10,864,375	$22,134,128	$19,471,412	$170,599	$-	$52,640,514
Segment gross profit	6,701,790	14,462,687	14,497,849	170,599	-	35,832,925
Segment income (loss) from operations	1,135,877	3,921,636	(3,279,376)	(1,275,415)	(6,957,618)	(6,454,896)
Capital expenditures	28,951	952,454	15,726,028	-	250,000	16,957,433
Depreciation and amortization	168,737	4,492,337	6,053,190	-	80,003	10,794,267

						Total
Six Months Ended June 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$8,513,798	$21,137,747	$17,235,141	$145,493	$-	$47,032,179
Segment gross profit	5,204,388	13,521,459	12,378,615	145,493	-	31,249,955
Segment income (loss) from operations	521,133	2,912,897	(3,014,101)	(1,075,985)	(3,963,640)	(4,619,696)
Capital expenditures	18,725	916,273	22,018,693	5,189,235	-	28,142,926
Depreciation and amortization	150,984	4,460,284	4,687,459	-	54,676	9,353,403

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
As of June 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,677,915	$4,406,878	$1,140,478	$292,234	$-	$13,517,505
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	71,677,955	262,509,375	191,958,660	62,395,873	134,522,260	723,064,123

						Total
As of December 31, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,124,471	$4,060,259	$689,817	$251,154	$15,543	$12,141,244
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	71,723,355	267,205,346	183,151,741	100,739,644	145,387,006	768,207,092

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the six months ended June 30, 2024 and 2023:

	2024	2023
Gross reserve for unpaid losses and loss adjustment expenses, beginning of year	$5,733,444	$2,105,579
Less: reinsurance recoverable on unpaid losses	3,283,071	415,000
Net reserve for unpaid losses and loss adjustment expenses, beginning of year	2,450,373	1,690,579

Incurred losses and loss adjustment expenses:
Current year	1,420,332	1,398,187
Prior year	(67,229)	(183,695)
Total net losses and loss adjustment expense incurred	1,353,103	1,214,492

Payments:
Current year	454,252	434,618
Prior year	268,956	351,709
Total payments:	723,208	786,327

Net reserves for unpaid losses and loss adjustment expenses, end of year	3,080,268	2,118,744
Reinsurance recoverable on unpaid losses, net of allowance	2,186,121	712,035

Gross reserves for unpaid losses and loss adjustment expenses, end of year	$5,266,389	$2,830,779

For the six months ended   June 30, 2024 and June 30, 2023 , there was a favorable prior year loss development which was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 16.     CUSTODIAL RISK

As of June 30, 2024, we had approximately $24,000,000 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

NOTE 17.     REDEEMABLE NONCONTROLLING INTEREST

On April 2, 2024, we entered into agreements with the minority members of each of FIF Utah LLC and FIF St. George, LLC, entities controlled by us as majority member. Under these agreements, the minority members of each of the entities exchanged their membership interests in the LLCs for unregistered shares of Boston Omaha Class A common stock.  Under the securities exchange agreements, Alpine Networks, Inc., a company owned by Steven McGhie, the then Chief Executive Officer of Boston Omaha Broadband, and the sole owner of the minority interest in FIF Utah, LLC, exchanged its approximate 17% interest in FIF Utah, LLC for 275,611 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $4,400,000. The two owners of the minority interests in FIF St. George, LLC exchanged their combined 20% interest in FIF St. George, LLC for 563,750 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $9,000,000. As a result, Boston Omaha Broadband, LLC, our wholly-owned subsidiary, now owns 100% of the membership interests in each of FIF Utah LLC and FIF St. George, LLC.

In each transaction, the value for the unregistered Boston Omaha Class A common stock was calculated based on the volume weighted average trading price of a share of Boston Omaha Class A common stock for the 30 trading days ended March 28, 2024 as reported on the New York Stock Exchange.  The difference between the fair value of the Class A shares issued and the carrying balance of the noncontrolling interests at the date of the transaction is recorded within additional paid in capital within our consolidated balance sheets.

NOTE 18.     SUBSEQUENT EVENTS

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program will go into effect on or about August 15, 2024, following the release of this quarterly report on Form 10-Q for the quarter ended June 30, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of June 30, 2024, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services: In April 2019, we established a broadband subsidiary, Fiber is Fast, LLC, which has changed its name to Boston Omaha Broadband, LLC, which we refer to as "BOB." In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest and Go Fiber, which we refer to on a combined basis now as "InfoWest," fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of June 30, 2024, we have approximately 44,500 broadband customers (12,400 fiber subscribers) and 34,300 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

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

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH's initial public offering through December 31, 2022, we have sold all 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T, the privately-held parent company of Crescent Bank. Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent Bank is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

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

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. During the second quarter of fiscal 2024, we sold 246,389 shares of Sky Harbour Class A common stock for gross proceeds of approximately $2.5 million. As of June 30, 2024, we held 12,440,642 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we have started to wind down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

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

Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct cost of services. In our billboard business, direct cost of services includes land leases, utilities, repairs and maintenance of equipment, sales commissions, contract services, and other billboard level expenses. In our broadband business, direct costs of services includes network operations and data costs, software costs, cell site rent and utilities, and other broadband level expenses. In our surety business, direct cost of services includes commissions, premium taxes, fees and assessments, and losses and loss adjustment expenses.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following is a comparison of our results of operations for the three months ended June 30, 2024, which we refer to as the “second quarter of fiscal 2024,” compared to the three months ended June 30, 2023, which we refer to as the “second quarter of fiscal 2023.”

Revenues. For the second quarter of fiscal 2024 and the second quarter of fiscal 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$11,437,468	42.2%	$10,835,524	44.7%	$601,944
Broadband services	9,787,983	36.1%	8,695,235	35.9%	1,092,748
Premiums earned	4,737,056	17.5%	3,458,627	14.3%	1,278,429
Insurance commissions	527,055	2.0%	594,540	2.5%	(67,485)
Investment and other income	598,221	2.2%	632,468	2.6%	(34,247)
Total Revenues	$27,087,783	100.0%	$24,216,394	100.0%	$2,871,389

We realized total revenues of $27,087,783 during the second quarter of fiscal 2024, an increase of 11.9% over revenues of $24,216,394 during the second quarter of fiscal 2023. The key factors impacting revenue across each of our businesses during the second quarter of fiscal 2024 were as follows:

●

Net billboard rentals in the second quarter of fiscal 2024 increased 5.6% from the second quarter of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the second quarter of fiscal 2024 increased 12.6% from the second quarter of fiscal 2023, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 37.0% in the second quarter of fiscal 2024 when compared to the second quarter of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first six months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations declined by 11.4% in the second quarter of fiscal 2024 when compared to the second quarter of fiscal 2023, mainly due to decreased production through outside insurance carriers.

●

Investment and other income at UCS and BOAM declined from $632,468 in the second quarter of fiscal 2023 to$598,221 in the second quarter of fiscal 2024, mainly due to the distribution of excess cash in the 24th Street Funds and BFR Fund back to limited partners during the second quarter of fiscal 2024.

Expenses. For the second quarter of fiscal 2024 and the second quarter of fiscal 2023, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,880,807	14.3%	$3,808,624	15.7%	$72,183
Cost of broadband revenues	2,475,451	9.1%	2,282,175	9.4%	193,276
Cost of insurance revenues	2,255,664	8.3%	1,746,378	7.2%	509,286
Employee costs	11,820,937	43.6%	7,753,280	32.0%	4,067,657
Professional fees	1,719,922	6.4%	1,402,899	5.8%	317,023
Depreciation	3,572,066	13.2%	3,013,176	12.5%	558,890
Amortization	1,884,074	7.0%	1,830,883	7.6%	53,191
General and administrative	4,003,081	14.8%	3,962,814	16.4%	40,267
(Gain) loss on disposition of assets	(183,738)	(0.7%)	5,246	0.0%	(188,984)
Accretion	56,134	0.2%	53,823	0.2%	2,311
Total Costs and Expenses	$31,484,398	116.2%	$25,859,298	106.8%	$5,625,100

During the second quarter of fiscal 2024, we had total costs and expenses of $31,484,398, as compared to total costs and expenses of $25,859,298 in the second quarter of fiscal 2023. Total costs and expenses as a percentage of total revenues increased from 106.8% in the second quarter of fiscal 2023 to 116.2% in the second quarter of fiscal 2024. The increase was mainly driven by one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement. The key factors impacting costs and expenses across each of our businesses during the second quarter of fiscal 2024 were as follows:

●

Cost of billboard revenues decreased  as a percentage of billboard revenues from 35.1% in the second quarter of fiscal 2023 to 33.9% in the second quarter of fiscal 2024. The decrease was mainly driven by lower ground rent expense and other billboard cost of revenues as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 26.2% in the second quarter of fiscal 2023 to 25.3% in the second quarter of fiscal 2024. The decrease was mainly driven by reduced maintenance costs and cell site rent related to our fixed wireless networks.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 38.5% in the second quarter of fiscal 2023 to 38.7% in the second quarter of fiscal 2024. The increase was mainly driven by commissions paid increasing from 23.3% in the second quarter of fiscal 2023 to 24.9% in the second quarter of fiscal 2024, which was partially offset by lower loss and loss adjustment expense as a percentage of insurance revenues.

●

Employee costs in the second quarter of fiscal 2024 were $11,820,937, or 43.6% of total revenues, as compared to $7,753,280, or 32.0% of total revenues, in the second quarter of fiscal 2023. The increase as a percentage of total revenues was mainly driven by one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement. Excluding the one-time severance and bonus payments, employee costs would have been 31.2% of total revenues in the second quarter of fiscal 2024.

●

Professional fees in the second quarter of fiscal 2024 were $1,719,922, or 6.4% of total revenues, as compared to $1,402,899, or 5.8% of total revenues, in the second quarter of fiscal 2023. The increase was mainly related to legal fees associated with our former Co-CEO's separation and stock repurchase agreement.

●

General and administrative expenses in the second quarter of fiscal 2024 were $4,003,081, or 14.8% of total revenues, as compared to $3,962,814, or 16.4% of total revenues, in the second quarter of fiscal 2023. The decrease as a percentage of total revenues was mainly driven by higher organic revenue growth within our billboard and insurance businesses as well as lower general and administrative expenses at Boston Omaha's parent company.

●

Non-cash expenses in the second quarter of fiscal 2024 included $3,572,066 in depreciation expense, $1,884,074 in amortization expense, and $56,134 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2024 was $4,396,615, or 16.2% of total revenues, as compared to a net loss from operations of $1,642,904, or 6.8% of total revenues, in the second quarter of fiscal 2023. The increase in net loss from operations was primarily due to one-time costs associated with our former Co-CEO's separation and stock repurchase agreement and an increase in depreciation expense related to continued capital investments within our broadband businesses, which were partially offset by improved operations within our billboard, broadband and insurance businesses. Our net loss from operations included $5,512,274 from non-cash depreciation, amortization and accretion expenses in the second quarter of fiscal 2024, as compared to $4,897,882 in the second quarter of fiscal 2023.

Other Income. During the second quarter of fiscal 2024, we had net other income of $2,357,407. Net other income included non-cash gains of $2,957,387 from unconsolidated affiliates mainly related to our share of Sky Harbour's income from operations during the second quarter of fiscal 2024, which we account for under the equity method, and interest and dividend income of $313,775.These items were partially offset by $545,385 in other investment losses mainly driven by a $4,014,285 unrealized loss on the Sky Harbour warrants held by Boston Omaha, which was partially offset by (i) $1,957,056 in non-cash gains associated with the transfer of Sky Harbour Class A common stock to our former Co-CEO as a part of his separation and stock repurchase agreement, (ii) $894,324 in realized gains on the sale of 246,389 shares of Sky Harbour Class A common stock, and (iii) other investment income of $628,355 primarily related to changes in the fair value of the BFR Fund mainly driven by the underlying real estate properties, and interest expense of $368,370 mainly incurred under Link's term loan and revolver. During the second quarter of fiscal 2023, we had net other income of $3,357,575, which included $5,350,524 in equity in income of unconsolidated affiliates mainly related to non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in the remeasurement of our previously held interest in 24th Street and interest and dividend income of $561,090. These items were partially offset by other investment losses of $2,267,004 mainly related to the Sky Harbour warrants held by Boston Omaha and the impact of the fair value mark-to-market adjustments recorded for the commercial real estate assets held within each of the 24th Street Funds and interest expense of $287,035 mainly incurred under Link's term loan.

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

Additionally, we have evaluated our investment in Sky Harbour as of June 30, 2024, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value was less than the carrying value during 2023, (iii) the recovery of Sky Harbour's stock price during the last several months, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.61 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $2,235,219 in the second quarter of fiscal 2024, or a loss per share of $0.07, based on 31,853,692 diluted weighted average shares outstanding. This is compared to net income attributable to common stockholders of $1,541,612 in the second quarter of fiscal 2023, or income per share of $0.05, based on 31,281,828 diluted weighted average shares outstanding.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following is a comparison of our results of operations for the six months ended June 30, 2024, which we refer to as the “first six months of fiscal 2024,” compared to the six months ended June 30, 2023, which we refer to as the “first six months of fiscal 2023.”

Revenues. For the first six months of fiscal 2024 and the first six months of fiscal 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$22,134,128	42.0%	$21,137,747	44.9%	$996,381
Broadband services	19,471,412	37.0%	17,235,141	36.6%	2,236,271
Premiums earned	8,740,115	16.6%	6,565,900	14.0%	2,174,215
Insurance commissions	1,029,743	2.0%	1,070,666	2.3%	(40,923)
Investment and other income	1,265,116	2.4%	1,022,725	2.2%	242,391
Total Revenues	$52,640,514	100.0%	$47,032,179	100.0%	$5,608,335

We realized total revenues of $52,640,514 during the first six months of fiscal 2024, an increase of 11.9% over revenues of $47,032,179 during the first six months of fiscal 2023. Revenues increased within each of our businesses in the first six months of fiscal 2024 when compared to the first six months of fiscal 2023. The key factors impacting revenue across each of our businesses during the first six months of fiscal 2024 were as follows:

●

Net billboard rentals in the first six months of fiscal 2024 increased 4.7% from the first six months of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first six months of fiscal 2024 increased 13.0% from the first six months of fiscal 2023, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 33.1% in the first six months of fiscal 2024 when compared to the first six months of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first six months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations declined by 3.8% in the first six months of fiscal 2024 when compared to the first six months of fiscal 2023, mainly due to decreased production through outside insurance carriers.

●

Investment and other income at UCS and BOAM increased from $1,022,725 in the first six months of fiscal 2023 to$1,265,116 in the first six months of fiscal 2024, mainly due to the increase in interest rates over the past 18 months for assets held by UCS and the consolidation of 24th Street during the second quarter of fiscal 2023.

Expenses. For the first six months of fiscal 2024 and the first six months of fiscal 2023, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$7,671,441	14.6%	$7,616,288	16.2%	$55,153
Cost of broadband revenues	4,973,563	9.5%	4,856,526	10.3%	117,037
Cost of insurance revenues	4,162,585	7.9%	3,309,410	7.0%	853,175
Employee costs	20,452,848	38.9%	15,950,817	33.9%	4,502,031
Professional fees	2,857,070	5.4%	2,572,488	5.5%	284,582
Depreciation	7,023,439	13.3%	5,720,493	12.2%	1,302,946
Amortization	3,770,828	7.2%	3,632,910	7.7%	137,918
General and administrative	8,061,486	15.3%	7,925,446	16.9%	136,040
Loss (gain) on disposition of assets	13,345	0.0%	(40,149)	(0.1%)	53,494
Accretion	108,805	0.2%	107,646	0.2%	1,159
Total Costs and Expenses	$59,095,410	112.3%	$51,651,875	109.8%	$7,443,535

During the first six months of fiscal 2024, we had total costs and expenses of $59,095,410, as compared to total costs and expenses of $51,651,875 in the first six months of fiscal 2023. Total costs and expenses as a percentage of total revenues increased from 109.8% in the first six months of fiscal 2023 to 112.3% in the first six months of fiscal 2024. The increase was mainly driven by one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement. The key factors impacting costs and expenses across each of our businesses during the first six months of fiscal 2024 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 36.0% in the first six months of fiscal 2023 to 34.7% in the first six months of fiscal 2024. The decrease was mainly driven by lower ground rent expense and other billboard cost of revenues as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 28.2% in the first six months of fiscal 2023 to 25.5% in the first six months of fiscal 2024. The decrease was mainly driven by reduced maintenance costs and cell site rent related to our fixed wireless networks.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 38.9% in the first six months of fiscal 2023 to 38.3% in the first six months of fiscal 2024. The decrease was mainly driven by lower loss and loss adjustment expense as a percentage of insurance revenues, which was partially offset by commissions paid increasing from 22.5% in the first six months of fiscal 2023 to 23.8% in the first six months of fiscal 2024.

●

Employee costs in the first six months of fiscal 2024 were $20,452,848, or 38.9% of total revenues, as compared to $15,950,817, or 33.9% of total revenues, in the first six months of fiscal 2023. The increase as a percentage of total revenues was mainly driven by one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement. Excluding the one-time severance and bonus payments, employee costs would have been 32.4% of total revenues in the first six months of fiscal 2024.

●	Professional fees in the first six months of fiscal 2024 were $2,857,070, or 5.4% of total revenues, as compared to $2,572,488, or 5.5% of total revenues, in the first six months of fiscal 2023.

●

General and administrative expenses in the first six months of fiscal 2024 were $8,061,486, or 15.3% of total revenues, as compared to $7,925,446, or 16.9% of total revenues, in the first six months of fiscal 2023. The decrease as a percentage of total revenues was mainly driven by higher organic revenue growth within our billboard, broadband and insurance businesses as well as lower general and administrative expenses at Boston Omaha's parent company.

●

Non-cash expenses in the first six months of fiscal 2024 included $7,023,439 in depreciation expense, $3,770,828 in amortization expense, and $108,805 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first six months of fiscal 2024 was $6,454,896, or 12.3% of total revenues, as compared to a net loss from operations of $4,619,696, or 9.8% of total revenues, in the first six months of fiscal 2023. The increase in net loss from operations was primarily due to one-time costs associated with our former Co-CEO's separation and stock repurchase agreement and an increase in depreciation expense related to continued capital investments within our broadband businesses, which were partially offset by improved operations within our billboard, broadband and insurance businesses. Our net loss from operations included $10,903,072 from non-cash depreciation, amortization and accretion expenses in the first six months of fiscal 2024, as compared to $9,461,049 in the first six months of fiscal 2023.

Other Income. During the first six months of fiscal 2024, we had net other income of $231,444. Net other income included $7,243,060 in other investment income mainly driven by a $4,014,285 unrealized gain on the Sky Harbour warrants held by Boston Omaha, $1,957,056 in non-cash gains associated with the transfer of Sky Harbour Class A common stock to our former Co-CEO as a part of his separation and stock repurchase agreement, $894,324 in realized gains on the sale of 246,389 shares of Sky Harbour Class A common stock, and interest and dividend income of $853,015. These items were partially offset by a non-cash loss of $7,214,228 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations during the first six months of fiscal 2024, which we account for under the equity method, and interest expense of $650,403 mainly incurred under Link's term loan and revolver. During the first six months of fiscal 2023, we had net other income of $1,242,900, which included $370,446 in equity in income of unconsolidated affiliates mainly related to non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in the remeasurement of our previously held interest in 24th Street, which was partially offset by our share of Sky Harbour's loss from operations during the first six months of fiscal 2023, which we account for under the equity method, interest and dividend income of $842,956, and other investment income of $605,215 mainly related to the Sky Harbour warrants held by Boston Omaha, which was partially offset by the impact of the fair value mark-to-market adjustments recorded for the commercial real estate assets held within each of the 24th Street Funds. These items were partially offset by interest expense of $575,717 mainly incurred under Link's term loan.

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

Additionally, we have evaluated our investment in Sky Harbour as of June 30, 2024, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable; (ii) the period of time for which the fair value was less than the carrying value during 2023, (iii) the recovery of Sky Harbour's stock price during the last several months, and (iv) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.61 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $5,043,300 in the first six months of fiscal 2024, or a loss per share of $0.16, based on 31,594,198 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $1,779,542 in the first six months of fiscal 2023, or a loss per share of $0.06, based on 30,876,835 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the second quarter of fiscal 2024 and the second quarter of fiscal 2023:

Results of Billboard Operations

	For the Three Months Ended June 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$11,437,468	100.0%	$10,835,524	100.0%
Cost of Revenues
Ground rents	2,059,827	18.0%	1,993,554	18.4%
Utilities	451,797	3.9%	443,007	4.1%
Commissions paid	910,785	8.0%	833,397	7.7%
Other costs of revenues	458,398	4.0%	538,666	4.9%
Total cost of revenues	3,880,807	33.9%	3,808,624	35.1%
Gross margin	7,556,661	66.1%	7,026,900	64.9%
Other Operating Expenses
Employee costs	1,918,753	16.8%	1,790,992	16.5%
Professional fees	62,758	0.5%	299,799	2.8%
Depreciation	1,281,057	11.2%	1,263,469	11.7%
Amortization	970,746	8.5%	983,385	9.1%
General and administrative	959,686	8.4%	1,023,269	9.4%
Accretion	50,968	0.4%	53,823	0.5%
(Gain) loss on disposition of assets	(106,011)	(0.9%)	31,376	0.3%
Total expenses	5,137,957	44.9%	5,446,113	50.3%
Segment Income from Operations	2,418,704	21.2%	1,580,787	14.6%
Interest expense, net	(339,908)	(3.0%)	(213,901)	(2.0%)
Other investment (loss) income	-	-	(9,754)	(0.1%)
Net Income Attributable to Common Stockholders	$2,078,796	18.2%	$1,357,132	12.5%

Comparison of the Second Quarter of Fiscal 2024 to the Second Quarter of Fiscal 2023. In the second quarter of fiscal 2024, there was a 5.6% increase in net billboard revenues from the second quarter of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the second quarter of fiscal 2024 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 18.4% in the second quarter of fiscal 2023 to 18.0% in the second quarter of fiscal 2024.

●	Commissions paid as a percentage of total segment operating revenues increased from 7.7% in the second quarter of fiscal 2023 to 8.0% in the second quarter of fiscal 2024.

●	Employee costs as a percentage of total segment operating revenues increased from 16.5% in the second quarter of fiscal 2023 to 16.8% in the second quarter of fiscal 2024.

●

General and administrative expenses decreased as a percentage of total segment operating revenues from 9.4% in the second quarter of fiscal 2023 to 8.4% in the second quarter of fiscal 2024. The decrease is mainly driven by lower credit card and merchant fees.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues decreased slightly from 11.7% and 9.1% in the second quarter of fiscal 2023 to 11.2% and 8.5% in the second quarter of fiscal 2024, respectively.

●

Net interest expense was $339,908 in the second quarter of fiscal 2024 compared to net interest expense of $213,901 in the second quarter of fiscal 2023. The increase is mainly driven by the additional borrowings on the revolving line of credit.

Results of Broadband Operations

	For the Three Months Ended June 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$9,787,983	100.0%	$8,695,235	100.0%
Cost of Revenues
Network operations and data costs	1,286,218	13.1%	1,184,747	13.6%
Software costs	220,575	2.3%	193,788	2.2%
Cell site rent and utilities	335,209	3.4%	447,638	5.2%
Other costs of revenues	633,449	6.5%	456,002	5.2%
Total cost of revenues	2,475,451	25.3%	2,282,175	26.2%
Gross margin	7,312,532	74.7%	6,413,060	73.8%
Other Operating Expenses
Employee costs	3,794,486	38.8%	3,411,311	39.2%
Professional fees	341,835	3.5%	265,498	3.1%
Depreciation	2,218,667	22.7%	1,686,893	19.4%
Amortization	848,419	8.7%	807,436	9.3%
General and administrative	1,810,810	18.5%	1,582,787	18.2%
Accretion	5,166	0.0%	-	-
Gain on disposition of assets	(77,727)	(0.8%)	(26,130)	(0.3%)
Total expenses	8,941,656	91.4%	7,727,795	88.9%
Segment Loss from Operations	(1,629,124)	(16.7%)	(1,314,735)	(15.1%)
Interest (expense) income, net	(1,403)	(0.0%)	9,646	0.1%
Noncontrolling interest in subsidiary (income) loss	-	-	(10,803)	(0.1%)
Net Loss Attributable to Common Stockholders	$(1,630,527)	(16.7%)	$(1,315,892)	(15.1%)

Comparison of the Second Quarter of Fiscal 2024 to the Second Quarter of Fiscal 2023. In the second quarter of fiscal 2024, total operating revenues increased by 12.6% when compared to the second quarter of fiscal 2023 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the second quarter of fiscal 2024 were as follows:

●	Network operations and data costs as a percentage of total segment operating revenues decreased from 13.6% in the second quarter of fiscal 2023 to 13.1% in the second quarter of fiscal 2024 primarily driven by reduced maintenance costs related to our fixed wireless networks.

●	Other costs of revenues as a percentage of total segment operating revenues increased from 5.2% in the second quarter of fiscal 2023 to 6.5% in the second quarter of fiscal 2024.

●

Employee costs as a percentage of total segment operating revenues decreased from 39.2% in the second quarter of fiscal 2023 to 38.8% in the second quarter of fiscal 2024. The decrease is due to organic revenue growth within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues increased from 3.1% in the second quarter of fiscal 2023 to 3.5% in the second quarter of fiscal 2024.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 18.2% in the second quarter of fiscal 2023 to 18.5% in the second quarter of fiscal 2024.

●	Depreciation and amortization expenses increased by $531,774 and $40,983, respectively, from the second quarter of fiscal 2023. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

Results of Insurance Operations

	For the Three Months Ended June 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$4,737,056	81.4%	$3,458,627	76.2%
Insurance commissions	527,055	9.0%	594,540	13.1%
Investment and other income	558,487	9.6%	486,975	10.7%
Total operating revenues	5,822,598	100.0%	4,540,142	100.0%
Cost of Revenues
Commissions paid	1,450,667	24.9%	1,056,532	23.3%
Premium taxes, fees, and assessments	132,568	2.3%	48,724	1.1%
Losses and loss adjustment expense	672,429	11.5%	641,122	14.1%
Total cost of revenues	2,255,664	38.7%	1,746,378	38.5%
Gross margin	3,566,934	61.3%	2,793,764	61.5%
Other Operating Expenses
Employee costs	1,958,337	33.6%	1,645,494	36.2%
Professional fees	179,817	3.1%	185,884	4.1%
Depreciation	44,764	0.8%	35,325	0.8%
Amortization	40,061	0.7%	40,062	0.9%
General and administrative	638,653	11.0%	595,587	13.1%
Total expenses	2,861,632	49.2%	2,502,352	55.1%
Segment Income from Operations	705,302	12.1%	291,412	6.4%
Interest expense, net	-	-	(2)	(0.0%)
Other investment (loss) income	(44,970)	(0.8%)	46,023	1.0%
Net Income Attributable to Common Stockholders	$660,332	11.3%	$337,433	7.4%

Comparison of the Second Quarter of Fiscal 2024 to the Second Quarter of Fiscal 2023. In the second quarter of fiscal 2024, total operating revenues increased by 28.2% when compared to the second quarter of fiscal 2023, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the second quarter of fiscal 2024 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 37.0% in the second quarter of fiscal 2024 when compared to the second quarter of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first six months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 11.4% in the second quarter of fiscal 2024 when compared to the second quarter of fiscal 2023, mainly due to decreased production through outside insurance carriers.

●

Investment and other income at UCS increased from $486,975 in the second quarter of fiscal 2023 to $558,487 in the second quarter of fiscal 2024, mainly due to the increase in interest rates over the past 18 months.

●

Commissions paid as a percentage of total segment operating revenues increased from 23.3% in the second quarter of fiscal 2023 to 24.9% in the second quarter of fiscal 2024, mainly driven by increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 14.1% in the second quarter of fiscal 2023 to 11.5% in the second quarter of fiscal 2024. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues decreased from 36.2% in the second quarter of fiscal 2023 to 33.6% in the second quarter of fiscal 2024. The decrease is due to organic revenue growth within our insurance businesses.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 13.1% in the second quarter of fiscal 2023 to 11.0% in the second quarter of fiscal 2024.

●

During the second quarter of fiscal 2024, our segment income from insurance operations of $705,302 was decreased by other investment losses of $44,970 mainly from unrealized losses on our investments in publicly held securities. As of June 30, 2024, UCS had $2,385,983 in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended June 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$39,734	100.0%	$145,493	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	39,734	100.0%	145,493	100.0%
Other Operating Expenses
Employee costs	269,262	677.6%	386,937	265.9%
Professional fees	109,455	275.5%	116,478	80.1%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	169,465	426.5%	158,107	108.7%
Total expenses	548,182	1379.6%	661,522	454.7%
Segment Loss from Operations	(508,448)	(1279.6%)	(516,029)	(354.7%)
Interest and dividend income	76,720	193.1%	30,694	21.1%
Equity in income of unconsolidated affiliates	-	-	4,630,610	3182.7%
Other investment income (loss)	628,355	1581.4%	(1,023,660)	(703.6%)
Noncontrolling interest in subsidiary (income) loss	(218,057)	(548.8%)	908,610	624.5%
Net (Loss) Income Attributable to Common Stockholders	$(21,430)	(53.9%)	$4,030,225	2770.0%

Comparison of the Second Quarter of Fiscal 2024 to the Second Quarter of Fiscal 2023. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. Therefore, comparisons of our asset management results for the second quarter of fiscal 2024 to the second quarter of fiscal 2023 may not be meaningful. In addition, as previously mentioned, we are winding down BOAM's operations and implementing cost-cutting measures. The key factors affecting our asset management operations results during the second quarter of fiscal 2024 were as follows:

●	Employee costs in the second quarter of fiscal 2024 decreased by 30.4% from the second quarter of fiscal 2023 as we wind down BOAM's operations and implement cost-cutting measures.

●	Professional fees in the second quarter of fiscal 2024 decreased by 6.0% from the second quarter of fiscal 2023.

●	General and administrative expenses in the second quarter of fiscal 2024 increased by 7.2% from the second quarter of fiscal 2023.

●	Interest and dividend income increased by $46,026 in the second quarter of fiscal 2024 when compared to the second quarter of fiscal 2023.

●	Other investment income in the second quarter of fiscal 2024 primarily included the changes in the fair value of the BFR Fund mainly driven by the underlying real estate properties.

●	Noncontrolling interest in subsidiary income in the second quarter of fiscal 2024 primarily included the external limited partners' share of GAAP income within the BFR Fund, mainly driven by the change in fair value referenced above.

  Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the first six months of fiscal 2024 and the first six months of fiscal 2023:

Results of Billboard Operations

	For the Six Months Ended June 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$22,134,128	100.0%	$21,137,747	100.0%
Cost of Revenues
Ground rents	4,101,726	18.5%	3,997,708	18.9%
Utilities	921,328	4.2%	883,401	4.2%
Commissions paid	1,753,016	7.9%	1,690,802	8.0%
Other costs of revenues	895,371	4.1%	1,044,377	4.9%
Total cost of revenues	7,671,441	34.7%	7,616,288	36.0%
Gross margin	14,462,687	65.3%	13,521,459	64.0%
Other Operating Expenses
Employee costs	3,787,399	17.1%	3,630,482	17.2%
Professional fees	142,675	0.6%	469,938	2.2%
Depreciation	2,551,766	11.5%	2,504,327	11.8%
Amortization	1,940,571	8.8%	1,955,957	9.3%
General and administrative	1,969,263	8.9%	1,947,841	9.2%
Accretion	101,936	0.5%	107,646	0.5%
Loss (gain) on disposition of assets	47,441	0.2%	(7,629)	(0.0%)
Total expenses	10,541,051	47.6%	10,608,562	50.2%
Segment Income from Operations	3,921,636	17.7%	2,912,897	13.8%
Interest expense, net	(585,731)	(2.6%)	(487,988)	(2.3%)
Other investment income	-	-	-	-
Net Income Attributable to Common Stockholders	$3,335,905	15.1%	$2,424,909	11.5%

Comparison of the First Six months of Fiscal 2024 to the First Six of Fiscal 2023. In the first six months of fiscal 2024, there was a 4.7% increase in net billboard revenues from the first six months of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first six months of fiscal 2024 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 18.9% in the first six months of fiscal 2023 to 18.5% in the first six months of fiscal 2024.

●	Commissions paid as a percentage of total segment operating revenues decreased from 8.0% in the first six months of fiscal 2023 to 7.9% in the first six months of fiscal 2024.

●	Employee costs as a percentage of total segment operating revenues decreased from 17.2% in the first six months of fiscal 2023 to 17.1% in the first six months of fiscal 2024.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 9.2% in the first six months of fiscal 2023 to 8.9% in the first six months of fiscal 2024.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues decreased slightly from 11.8% and 9.3% in the first six months of fiscal 2023 to 11.5% and 8.8% in the first six months of fiscal 2024, respectively.

●

Net interest expense was $585,731 in the first six months of fiscal 2024 compared to net interest expense of $487,988 in the first six months of fiscal 2023. The increase is mainly driven by the additional borrowings on the revolving line of credit.

Results of Broadband Operations

	For the Six Months Ended June 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$19,471,412	100.0%	$17,235,141	100.0%
Cost of Revenues
Network operations and data costs	2,642,835	13.6%	2,734,160	15.9%
Software costs	410,870	2.1%	408,007	2.4%
Cell site rent and utilities	702,629	3.6%	829,202	4.8%
Other costs of revenues	1,217,229	6.2%	885,157	5.1%
Total cost of revenues	4,973,563	25.5%	4,856,526	28.2%
Gross margin	14,497,849	74.5%	12,378,615	71.8%
Other Operating Expenses
Employee costs	7,603,356	39.1%	6,931,893	40.2%
Professional fees	513,418	2.6%	394,152	2.3%
Depreciation	4,327,904	22.2%	3,090,629	17.9%
Amortization	1,725,286	8.9%	1,596,830	9.3%
General and administrative	3,634,488	18.7%	3,411,732	19.8%
Accretion	6,869	0.0%	-	-
Gain on disposition of assets	(34,096)	(0.2%)	(32,520)	(0.2%)
Total expenses	17,777,225	91.3%	15,392,716	89.3%
Segment Loss from Operations	(3,279,376)	(16.8%)	(3,014,101)	(17.5%)
Interest (expense) income, net	(3,319)	(0.0%)	5,652	0.0%
Noncontrolling interest in subsidiary (income) loss	(64,765)	(0.3%)	45,318	0.3%
Net Loss Attributable to Common Stockholders	$(3,347,460)	(17.1%)	$(2,963,131)	(17.2%)

Comparison of the First Six Months of Fiscal 2024 to the First Six Months of Fiscal 2023. In the first six months of fiscal 2024, total operating revenues increased by 13.0% when compared to the first six months of fiscal 2023 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first six months of fiscal 2024 were as follows:

●	Network operations and data costs as a percentage of total segment operating revenues decreased from 15.9% in the first six months of fiscal 2023 to 13.6% in the first six months of fiscal 2024 primarily driven by reduced maintenance costs related to our fixed wireless networks.

●	Other costs of revenues as a percentage of total segment operating revenues increased from 5.1% in the first six months of fiscal 2023 to 6.2% in the first six months of fiscal 2024.

●

Employee costs as a percentage of total segment operating revenues decreased from 40.2% in the first six months of fiscal 2023 to 39.1% in the first six months of fiscal 2024. The decrease is due to organic revenue growth within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues increased from 2.3% in the first six months of fiscal 2023 to 2.6% in the first six months of fiscal 2024.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 19.8% in the first six months of fiscal 2023 to 18.7% in the first six months of fiscal 2024. The decrease is due to organic revenue growth within our broadband businesses.

●	Depreciation and amortization expenses increased by $1,237,275 and $128,456, respectively, from the first six months of fiscal 2023. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

Results of Insurance Operations

	For the Six Months Ended June 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$8,740,115	80.4%	$6,565,900	77.1%
Insurance commissions	1,029,743	9.5%	1,070,666	12.6%
Investment and other income	1,094,517	10.1%	877,232	10.3%
Total operating revenues	10,864,375	100.0%	8,513,798	100.0%
Cost of Revenues
Commissions paid	2,585,068	23.8%	1,912,963	22.5%
Premium taxes, fees, and assessments	224,415	2.1%	181,954	2.1%
Losses and loss adjustment expense	1,353,102	12.4%	1,214,493	14.3%
Total cost of revenues	4,162,585	38.3%	3,309,410	38.9%
Gross margin	6,701,790	61.7%	5,204,388	61.1%
Other Operating Expenses
Employee costs	3,812,721	35.1%	3,290,166	38.7%
Professional fees	350,177	3.2%	232,334	2.7%
Depreciation	88,614	0.8%	70,861	0.8%
Amortization	80,123	0.7%	80,123	0.9%
General and administrative	1,234,278	11.4%	1,009,771	11.9%
Total expenses	5,565,913	51.2%	4,683,255	55.0%
Segment Income from Operations	1,135,877	10.5%	521,133	6.1%
Interest expense, net	-	-	(371)	(0.0%)
Other investment income	207,710	1.9%	345,197	4.1%
Net Income Attributable to Common Stockholders	$1,343,587	12.4%	$865,959	10.2%

Comparison of the First Six Months of Fiscal 2024 to the First Six Months of Fiscal 2023. In the first six months of fiscal 2024, total operating revenues increased by 27.6% when compared to the first six months of fiscal 2023, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first six months of fiscal 2024 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 33.1% in the first six months of fiscal 2024 when compared to the first six months of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first six months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations decreased by 3.8% in the first six months of fiscal 2024 when compared to the first six months of fiscal 2023, mainly due to decreased production through outside insurance carriers.

●

Investment and other income at UCS increased from $877,232 in the first six months of fiscal 2023 to $1,094,517 in the first six months of fiscal 2024, mainly due to the increase in interest rates over the past 18 months.

●

Commissions paid as a percentage of total segment operating revenues increased from 22.5% in the first six months of fiscal 2023 to 23.8% in the first six months of fiscal 2024, mainly driven by increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 14.3% in the first six months of fiscal 2023 to 12.4% in the first six months of fiscal 2024. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues decreased from 38.7% in the first six months of fiscal 2023 to 35.1% in the first six months of fiscal 2024. The decrease is due to organic revenue growth within our insurance businesses.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 11.9% in the first six months of fiscal 2023 to 11.4% in the first six months of fiscal 2024.

●

During the first six months of fiscal 2024, our segment income from insurance operations of $1,135,877 was increased by other investment income of $207,710 mainly from unrealized gains on our investments in publicly held securities. As of June 30, 2024, UCS had $2,385,983 in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Six Months Ended June 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$170,599	100.0%	$145,493	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	170,599	100.0%	145,493	100.0%
Other Operating Expenses
Employee costs	765,602	448.7%	749,311	515.0%
Professional fees	337,232	197.7%	233,497	160.5%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	343,180	201.2%	238,670	164.0%
Total expenses	1,446,014	847.6%	1,221,478	839.5%
Segment Loss from Operations	(1,275,415)	(747.6%)	(1,075,985)	(739.5%)
Interest and dividend income	479,455	281.0%	38,148	26.2%
Equity in income of unconsolidated affiliates	-	-	4,630,610	3182.7%
Other investment income (loss)	28,853	16.9%	(1,023,660)	(703.6%)
Noncontrolling interest in subsidiary loss	285,678	167.5%	971,187	667.5%
Net (Loss) Income Attributable to Common Stockholders	$(481,429)	(282.2%)	$3,540,300	2433.3%

Comparison of the First Six Months of Fiscal 2024 to the First Six Months of Fiscal 2023. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. Therefore, comparisons of our asset management results for the first six months of fiscal 2024 to the first six months of fiscal 2023 may not be meaningful. In addition, as previously mentioned, we are winding down BOAM's operations and implementing cost-cutting measures. The key factors affecting our asset management operations results during the first six months of fiscal 2024 were as follows:

●	Employee costs in the first six months of fiscal 2024 increased by 2.2% from the first six months of fiscal 2023.

●	Professional fees in the first six months of fiscal 2024 increased by 44.4% from the first six months of fiscal 2023.

●	General and administrative expenses in the first six months of fiscal 2024 increased by 43.8% from the first six months of fiscal 2023.

●	Interest and dividend income increased by $441,307 in the first six months of fiscal 2024 when compared to the first six months of fiscal 2023, mainly due to the consolidation of 24th Street.

●	Other investment income in the first six months of fiscal 2024 primarily included the changes in the fair value of the 24th Street and BFR Funds mainly driven by the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss in the first six months of fiscal 2024 mainly included the external limited partners' share of GAAP losses within the 24th Street Funds and GAAP income within the BFR Fund, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for the First Six Months of Fiscal 2024 compared to the First Six Months of Fiscal 2023

The table below summarizes our cash flows, in dollars, for the first six months of fiscal 2024 and the first six months of fiscal 2023:

	Six Months	Six Months
	Ended	Ended
	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)
Net cash provided by operating activities	$6,920,547	$4,363,708
Net cash provided by (used in) investing activities	30,155,714	(39,149,019)
Net cash (used in) provided by financing activities	(39,086,411)	39,696,268
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,010,150)	$4,910,957

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $6,920,547 for the first six months of fiscal 2024 compared to net cash provided by operating activities of $4,363,708 for the first six months of fiscal 2023. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and broadband businesses and positive operating cash flow impact from the ProComm and Cable Systems acquisitions at InfoWest. These items were partially offset by operating costs within our FFH business and our asset management business as well as costs associated with our former Co-CEO's separation and stock repurchase agreement.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $30,155,714 for the first six months of fiscal 2024 as compared with net cash used in investing activities of $39,149,019 for the first six months of fiscal 2023. The increase in net cash provided by investing activities is primarily attributable to $47,463,794 in net proceeds from sales of investments mainly from the sale or maturity of U.S. Treasury securities within the 24th Street Funds and BFR Fund, which was partially offset by $17,268,681 in capital expenditures mainly within our broadband businesses.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $39,086,411 during the first six months of fiscal 2024 as compared to net cash provided by financing activities of $39,696,268 during the first six months of fiscal 2023. During the first six months of fiscal 2024, net cash used in financing activities mainly consisted of $27,504,485 in distributions to noncontrolling interests from the 24th Street Funds and BFR Fund, $16,761,371 related to repurchase of Class A and Class B common stock and Class B warrants from our former Co-CEO, and $4,504,530 in collateral released by UCS. These items were partially offset by $10,000,000 in additional borrowings on Link's revolving line of credit.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At June 30, 2024, we had approximately $25 million in unrestricted cash and approximately $14 million in short-term treasury securities. Subsequent to end of the second quarter of fiscal 2024, we received distributions totaling approximately $4 million from the 24th Street Funds and BFR Fund. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program will go into effect on or about August 15, 2024, following the release of this quarterly report on Form 10-Q for the quarter ended June 30, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days.

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

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, par value $0.001 per share (the “Class A common stock”), with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).  Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock in December 2022 for gross proceeds of approximately $205 thousand and 1,532,065 shares of our Class A common stock during fiscal 2023 for gross sale proceeds of approximately $37.5 million. We did not sell any shares of our Class A common stock during the first six months of fiscal 2024.

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

On May 30, 2024, Link entered into a Ninth Amendment to Credit Agreement, which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit from $10,000,000 to $15,000,000. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The new revolving line of credit is due and payable on August 12, 2026. Long-term debt included within our consolidated balance sheet as of June 30, 2024 consists of Link’s Term Loan borrowings of $26,934,575, of which $834,335 is classified as current, and $10,000,000 related to the revolving line of credit as of June 30, 2024.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ended December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ended December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of June 30, 2024.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021, a Fifth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 3, 2022, a Sixth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on April 11, 2023, a Seventh Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on September 26, 2023, an Eighth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on February 16, 2024, and a Ninth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 5, 2024.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of June 30, 2024, we hold 12,440,642 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

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

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, and any funds that we may receive from cash flows from operations will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At June 30, 2024, we had approximately $25 million in unrestricted cash and approximately $14 million in short-term treasury securities. Subsequent to end of the second quarter of fiscal 2024, we received distributions totaling approximately $4 million from the 24th Street Funds and BFR Fund.

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

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2024, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 27, 2024. Other than as discussed below, we believe that at June 30, 2024, there has been no material change to this information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of June 30, 2024, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2024, the Company issued to four employees an aggregate of 2,580 unregistered shares of Class A common stock, $.001 par value per share ("Class A common stock")  valued at $40,000 in the aggregate, as of the date of issuance, all of which shares are fully vested.  The shares were issued for services rendered to the Company under an exemption available pursuant to Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was paid for the shares.

On May 9, 2024, the Company entered into a Separation and Stock Repurchase Agreement  (the "Separation Agreement") with Alex Rozek (our former Co-Chief Executive Officer  and Co-Chair of the Company's Board of Directors) and Boulderado Partners, LLC, an entity controlled by Mr. Rozek ("Boulderado").  As part of the Separation Agreement, the Company agreed to repurchase from Mr. Rozek and Boulderado, in the aggregate, 210,000 shares of the Company's Class A common stock, 527,780 shares of Company Class B common stock, par value $0.001 per share (“Class B common stock”), and 51,994 warrants to acquire 51,994 shares of Company Class B common stock. The aggregate purchase price payable to Mr. Rozek was $9,175,605, comprised of (a) a cash payment of $8,800,480 and (b) 36,705 shares of Class A common stock, par value $0.0001 of Sky Harbour Group Corporation (the “SKYH Shares”). The aggregate purchase price payable to Boulderado was $9,951,113, comprised of (a) a cash payment of $7,960,891 and (b) 194,738 SKYH Shares. The repurchase of these shares of Boston Omaha Class A common stock, Class B common stock and warrants to purchase Class B common stock  was consummated on May 17, 2024.  The foregoing description of the Separation Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 10, 2024, and is incorporated herein by reference.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months and six months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

August 13, 2024

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial Officer)

August 13, 2024

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

August 13, 2024