Form 10-Q
period 2024-09-30
BOSTON OMAHA Corp
filed 2024-11-12
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,846,087 shares of Class A common stock and 527,780 shares of Class B common stock as of November 11, 2024.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2024

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Nine Months Ended September 30, 2024 and 2023

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	September 30,	December 31,
	2024	2023

Current Assets:
Cash and cash equivalents	$19,430,461	$21,946,884
Cash held by BOAM funds and other	1,838,353	3,364,789
Accounts receivable, net	13,623,514	12,141,244
Interest receivable	130,505	185,482
Short-term investments	39,208,669	24,753,469
Marketable equity securities	2,447,497	2,210,037
U. S. Treasury securities	15,347,400	47,112,659
Funds held as collateral assets	11,275,222	14,101,531
Prepaid expenses	5,266,009	5,571,454

Total Current Assets	108,567,630	131,387,549

Property and Equipment, net	156,889,613	144,266,763

Other Assets:
Goodwill	182,380,136	182,380,136
Intangible assets, net	60,213,430	65,532,301
Investments	68,245,397	87,104,272
Investments in unconsolidated affiliates	73,374,987	94,244,788
Deferred policy acquisition costs	2,092,946	1,772,455
Right of use assets	60,009,846	61,399,460
Other	164,788	119,368

Total Other Assets	446,481,530	492,552,780

Total Assets	$711,938,773	$768,207,092

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2024	2023

Current Liabilities:
Accounts payable and accrued expenses	$18,644,723	$18,438,647
Short-term payables for business acquisitions	558,604	618,003
Lease liabilities	5,257,431	5,085,221
Funds held as collateral	11,275,222	14,101,531
Unearned premiums	12,291,202	9,699,544
Current maturities of long-term debt	842,893	814,667
Deferred revenue	3,116,677	2,628,139

Total Current Liabilities	51,986,752	51,385,752

Long-term Liabilities:
Asset retirement obligations	3,958,790	3,794,985
Lease liabilities	54,999,762	56,438,308
Long-term debt, less current maturities	35,488,483	26,523,099
Other long-term liabilities	1,435,992	1,500,875
Deferred tax liability	10,630,343	12,111,812

Total Liabilities	158,500,122	151,754,831

Redeemable Noncontrolling Interest	-	15,638,013

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,943,349 and 30,255,739 shares issued, respectively	30,943	30,256
Class B common stock, $.001 par value, 1,161,116 shares authorized, 527,780 and 1,055,560 shares issued and outstanding, respectively	528	1,056
Additional paid-in capital	539,126,303	522,506,626
Treasury stock, at cost, 97,262 and 0 shares, respectively	(1,380,180)	-
(Accumulated deficit) retained earnings	(10,094,928)	15,669,488

Total Boston Omaha Stockholders' Equity	527,682,666	538,207,426
Noncontrolling interests	25,755,985	62,606,822
Total Equity	553,438,651	600,814,248

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$711,938,773	$768,207,092

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues:
Billboard rentals, net	$11,503,915	$10,891,979	$33,638,043	$32,029,726
Broadband services	9,664,074	8,995,678	29,135,486	26,230,819
Premiums earned	5,425,052	3,727,219	14,165,167	10,293,119
Insurance commissions	520,657	378,987	1,550,400	1,449,653
Investment and other income	587,238	554,238	1,852,354	1,576,963

Total Revenues	27,700,936	24,548,101	80,341,450	71,580,280

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	4,044,700	3,810,639	11,716,141	11,426,927
Cost of broadband revenues (exclusive of depreciation and amortization)	2,405,366	2,360,828	7,378,929	7,217,354
Cost of insurance revenues (exclusive of depreciation and amortization)	2,561,996	1,822,550	6,724,581	5,131,960
Employee costs	8,311,882	8,080,596	28,764,730	24,031,413
Professional fees	1,052,542	1,249,036	3,909,612	3,821,524
General and administrative	4,339,357	4,198,682	12,400,843	12,124,128
Amortization	1,975,174	1,877,884	5,746,002	5,510,794
Depreciation	3,698,488	3,105,126	10,721,927	8,825,619
(Gain) loss on disposition of assets	(3,547)	(68,366)	9,798	(108,515)
Accretion	55,000	53,855	163,805	161,501

Total Costs and Expenses	28,440,958	26,490,830	87,536,368	78,142,705

Net Loss from Operations	(740,022)	(1,942,729)	(7,194,918)	(6,562,425)

Other Income (Expense):
Interest and dividend income	331,627	1,077,987	1,184,642	1,920,943
Equity in (loss) income of unconsolidated affiliates	(9,358,783)	(125,970)	(16,573,011)	244,476
Other investment income (loss)	8,428,017	(1,894,969)	15,671,077	(1,289,754)
Interest expense	(466,744)	(287,084)	(1,117,147)	(862,801)

Net Loss Before Income Taxes	(1,805,905)	(3,172,765)	(8,029,357)	(6,549,561)
Income tax benefit	533,144	717,596	1,492,383	1,298,345

Net Loss	(1,272,761)	(2,455,169)	(6,536,974)	(5,251,216)
Noncontrolling interest in subsidiary (income) loss	(322,375)	812,663	(101,462)	1,829,168

Net Loss Attributable to Common Stockholders	$(1,595,136)	$(1,642,506)	$(6,638,436)	$(3,422,048)

Basic Net Loss per Share	$(0.05)	$(0.05)	$(0.21)	$(0.11)

Diluted Net Loss per Share	$(0.05)	$(0.05)	$(0.21)	$(0.11)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,432,515	31,370,760	31,539,809	31,021,126

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,432,515	31,370,760	31,539,809	31,021,126

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2022	28,650,688	1,055,560	$28,651	$1,056	$483,917,938	$-	$7,409,068	$22,673,497	$514,030,210

Stock issued for cash	1,097,824	-	1,098	-	28,104,363	-	-	-	28,105,461

Stock issued as compensation	16,482	-	16	-	420,352	-	-	-	420,368

Offering costs	-	-	-	-	(867,891)	-	-	-	(867,891)

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	3,300,000	-	3,300,000

Net loss attributable to minority interests	-	-	-	-	-	-	(62,576)	-	(62,576)

Net loss attributable to common stockholders, March 31, 2023	-	-	-	-	-	-	-	(3,321,154)	(3,321,154)

Ending Balance, March 31, 2023	29,764,994	1,055,560	$29,765	$1,056	$511,574,762	$-	$10,646,492	$19,352,343	$541,604,418

Offering costs	-	-	-	-	(400,219)	-	-	-	(400,219)

Stock issued for cash	434,241	-	434	-	9,420,768	-	-	-	9,421,202

Stock issued as compensation	4,564	-	5	-	99,995	-	-	-	100,000

Stock issued for purchase of 24th Street Asset Management	45,644	-	46	-	1,003,274	-	-	-	1,003,320

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	1,000,000	-	1,000,000

Contributions from noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	47,184,338	-	47,184,338

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(908,612)	-	(908,612)

Net income attributable to common stockholders, June 30, 2023	-	-	-	-	-	-	-	1,541,612	1,541,612

Ending Balance, June 30, 2023	30,249,443	1,055,560	$30,250	$1,056	$521,698,580	$-	$57,922,218	$20,893,955	$600,546,059

Offering costs	-	-	-	-	(11,950)	-	-	-	(11,950)

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	500,000	-	500,000

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(81,638)	-	(81,638)

Contributions from noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	697,668	-	697,668

Minority owner contribution, General Indemnity	-	-	-	-	-	-	50,175	-	50,175

Net loss attributable to minority interests	-	-	-	-	-	-	(810,013)	-	(810,013)

Net loss attributable to common stockholders, September 30, 2023	-	-	-	-	-	-	-	(1,642,506)	(1,642,506)

Ending Balance, September 30, 2023	30,249,443	1,055,560	$30,250	$1,056	$521,686,630	$-	$58,278,410	$19,251,449	$599,247,795

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2023	30,255,739	1,055,560	$30,256	$1,056	$522,506,626	$-	$62,606,822	$15,669,488	$600,814,248

Stock issued as compensation	49,156	-	49	-	779,953	-	-	-	780,002

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	50,000	-	50,000

Minority owner contribution, General Indemnity	-	-	-	-	-	-	37,166	-	37,166

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(484,775)	-	(484,775)

Net loss attributable to common stockholders, March 31, 2024	-	-	-	-	-	-	-	(2,808,081)	(2,808,081)

Ending Balance, March 31, 2024	30,304,895	1,055,560	$30,305	$1,056	$523,286,579	$-	$62,209,213	$12,861,407	$598,388,560

Purchase of FIF Utah RNCI	275,611	-	276	-	5,653,524	-	-	-	5,653,800

Purchase of FIF St. George RNCI	563,750	-	563	-	10,048,415	-	-	-	10,048,978

Stock returned for payroll taxes	(5,487)	-	(5)	-	(81,257)	-	-	-	(81,262)

Stock issued as compensation	2,580	-	2	-	40,014	-	-	-	40,016

Cancellation of Class A and Class B treasury shares and Class B warrants repurchased	(210,000)	(527,780)	(210)	(528)	-	-	-	(19,125,980)	(19,126,718)

Distributions to noncontrolling interests	-	-	-	-	-	-	(27,504,485)	-	(27,504,485)

Net income attributable to noncontrolling interests	-	-	-	-	-	-	217,056	-	217,056

Net loss attributable to common stockholders, June 30, 2024	-	-	-	-	-	-	-	(2,235,219)	(2,235,219)

Ending Balance, June 30, 2024	30,931,349	527,780	$30,931	$528	$538,947,275	$-	$34,921,784	$(8,499,792)	$565,400,726

Shares issued as compensation to directors	12,000	-	12	-	179,028	-	-	-	179,040

Treasury stock purchased	-	-	-	-	-	(1,380,180)	-	-	(1,380,180)

Distributions to noncontrolling interests	-	-	-	-	-	-	(9,488,175)	-	(9,488,175)

Net income attributable to minority interests	-	-	-	-	-	-	322,376	-	322,376

Net loss attributable to common stockholders, September 30, 2024	-	-	-	-	-	-	-	(1,595,136)	(1,595,136)

Ending Balance, September 30, 2024	30,943,349	527,780	$30,943	$528	$539,126,303	$(1,380,180)	$25,755,985	$(10,094,928)	$553,438,651

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(6,536,974)	$(5,251,216)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	4,019,643	4,131,930
Depreciation, amortization, and accretion	16,631,734	14,497,914
Deferred income taxes	(1,481,469)	(1,298,345)
Loss (gain) on disposition of assets	9,798	(108,515)
Bad debt expense	202,772	163,026
Equity in loss (income) of unconsolidated affiliates	16,573,011	(244,476)
Other investment (income) loss	(15,671,077)	1,289,754
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(1,685,042)	(1,763,999)
Interest receivable	54,977	24,688
Prepaid expenses	305,445	190,737
Distributions from unconsolidated affiliates	-	271,355
Deferred policy acquisition costs	(320,491)	(292,759)
Other assets	(46,158)	(5,023)
Other liabilities, exclusive of debt	(64,883)	(81,728)
Accounts payable and accrued expenses	206,076	3,067,204
Lease liabilities	(4,159,424)	(4,212,893)
Unearned premiums	2,591,658	1,257,046
Deferred revenue	488,538	86,627
Compensation paid in stock	999,057	520,368

Net Cash Provided by Operating Activities	12,117,191	12,241,695

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(59,399)	(3,387,615)
Payment of contingent consideration	-	(248,272)
Issuance of note receivable	-	(1,608,100)
Business acquisitions, net of cash acquired	-	(6,979,455)
Investment in unconsolidated affiliate	(21,000)	(3,000,000)
Capital expenditures	(23,696,261)	(43,104,499)
Proceeds from sales of investments	291,799,774	273,577,705
Purchases of investments	(238,129,730)	(264,208,780)

Net Cash Provided by (Used in) Investing Activities	29,893,384	(48,959,016)

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Nine Months Ended
	September 30,
	2024	2023

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$-	$37,526,663
Proceeds from long term credit facility	10,000,000	-
Repurchase of stock	(18,141,551)	-
Contributions from noncontrolling interest	87,166	5,547,843
Collateral release	(2,826,309)	(6,635,477)
Distributions to noncontrolling interests	(36,992,659)	(81,638)
Principal payments of long-term debt	(1,006,390)	(961,440)
Offering costs	-	(1,280,060)

Net Cash (Used in) Provided by Financing Activities	(48,879,743)	34,115,891

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(6,869,168)	(2,601,430)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	39,413,204	54,666,512

Cash, Cash Equivalents, and Restricted Cash, End of Period	$32,544,036	$52,065,082

Interest Paid in Cash	$1,045,577	$852,766
Income Taxes Paid in Cash	$15,573	$58,633

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

For the Nine Months Ended September 30, 2024 and 2023

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

For the Nine Months Ended September 30, 2024 and 2023

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

Total assets of the consolidated VIEs included within our consolidated balance sheets were approximately $42,900,000 and $96,500,000 as of   September 30, 2024 and December 31, 2023, respectively. Total liabilities of the consolidated VIEs included within our consolidated balance sheets were approximately $39,000 and $132,000 as of   September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $41,700,000 and $65,000,000, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  September 30, 2024 include:

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

FIF St George, LLC which we refer to as “FIF St George” or "InfoWest"

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $2,453,929 and $1,091,642 for the nine months ended September 30, 2024 and 2023, respectively, are included within “Premiums earned” in our consolidated statements of operations.

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

For the Nine Months Ended September 30, 2024 and 2023

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

For the Nine Months Ended September 30, 2024 and 2023

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

For the Nine Months Ended September 30, 2024 and 2023

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	September 30,	December 31,
	2024	2023

Cash and cash equivalents	$19,430,461	$21,946,884
Funds held as collateral	11,275,222	14,101,531
Cash held by BOAM funds and other	1,838,353	3,364,789

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$32,544,036	$39,413,204

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2024	2023

Trade accounts	$7,360,663	$6,117,359
Premiums	3,445,727	2,911,119
Recoverables from reinsurers	3,039,860	3,283,071
Allowance for credit losses	(222,736)	(170,305)

Total Accounts Receivable, net	$13,623,514	$12,141,244

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2024	2023

Structures and displays	$66,667,675	$65,736,121
Fiber, towers, and broadband equipment	119,004,197	97,974,753
Land	583,892	583,892
Vehicles and equipment	11,272,566	10,699,920
Office furniture and equipment	5,538,192	5,384,720
Accumulated depreciation	(46,176,909)	(36,112,643)

Total Property and Equipment, net	$156,889,613	$144,266,763

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $10,721,927 and $8,825,619, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 6.     BUSINESS ACQUISITIONS

2024 Acquisitions

We did not complete any acquisitions during the first nine months of fiscal 2024.

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

For the Nine Months Ended September 30, 2024 and 2023

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$27,700,936	$24,622,693	$80,341,450	$72,883,939

Net Loss Attributable to Common Stockholders	$(1,595,136)	$(1,591,579)	$(6,638,436)	$(2,867,070)

Basic Net Loss per Share	$(0.05)	$(0.05)	$(0.21)	$(0.09)

Diluted Net Loss per Share	$(0.05)	$(0.05)	$(0.21)	$(0.09)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,432,515	31,370,760	31,539,809	31,021,126

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,432,515	31,370,760	31,539,809	31,021,126

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,492	$(37,490,771)	$34,537,721	$72,028,493	$(33,426,898)	$38,601,595
Permits, licenses, and lease acquisition costs	11,900,414	(6,380,196)	5,520,218	11,793,354	(5,562,205)	6,231,149
Site location	849,347	(405,722)	443,625	849,347	(363,332)	486,015
Noncompetition agreements	626,000	(626,000)	-	626,000	(624,600)	1,400
Technology	1,128,000	(583,365)	544,635	1,128,000	(509,250)	618,750
Trade names and trademarks	11,152,200	(2,122,576)	9,029,624	11,152,200	(1,680,459)	9,471,741
Nonsolicitation agreement	353,000	(127,196)	225,804	103,000	(40,500)	62,500
Capitalized contract costs	2,820,551	(554,339)	2,266,212	2,974,125	(387,990)	2,586,135
Indefinite lived intangibles	7,645,591	-	7,645,591	7,473,016	-	7,473,016

Total	$108,503,595	$(48,290,165)	$60,213,430	$108,127,535	$(42,595,234)	$65,532,301

Future Amortization

The future amortization associated with the intangible assets is as follows:

	September 30,
	2025	2026	2027	2028	2029	Thereafter	Total

Customer relationships	$5,428,084	$5,428,084	$5,408,482	$5,203,270	$3,431,365	$9,638,436	$34,537,721
Permits, licenses, and lease acquisition costs	1,090,953	1,063,976	1,033,174	947,307	272,543	1,112,265	5,520,218
Site location	56,623	56,623	56,623	56,623	56,623	160,510	443,625
Noncompetition agreements	-	-	-	-	-	-	-
Technology	99,000	99,000	99,000	99,000	99,000	49,635	544,635
Trade names and trademarks	590,567	590,567	541,980	525,667	525,667	6,255,176	9,029,624
Nonsolicitation agreement	191,667	34,137	-	-	-	-	225,804
Capitalized contract costs	282,055	282,055	282,055	282,055	282,055	855,937	2,266,212

Total	$7,738,949	$7,554,442	$7,421,314	$7,113,922	$4,667,253	$18,071,959	$52,567,839

Amortization expense for the nine months ended September 30, 2024 and 2023 was $5,746,002 and $5,510,794, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 7.     INTANGIBLE ASSETS (Continued)

As of  September 30, 2024, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	76
Permits, licenses, and lease acquisition costs	61
Site location	94
Noncompetition agreements	13
Technology	66
Trade names and trademarks	183
Nonsolicitation agreement	21
Capitalized contract costs	96

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

	September 30,	December 31,
	2024	2023

U.S. Treasury notes held to maturity	$21,839,166	$19,195,228
Common stock warrants of Sky Harbour Group Corporation	17,369,503	5,558,241

Total	$39,208,669	$24,753,469

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS. Marketable equity securities as of  September 30, 2024 and December 31, 2023 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, September 30, 2024	$2,455,024	$(7,527)	$2,447,497

Marketable equity securities, December 31, 2023	$2,279,723	$(69,686)	$2,210,037

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

Debt securities classified as trading as of  September 30, 2024 and December 31, 2023 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, September 30, 2024	$15,315,570	$31,830	$15,347,400

U.S. Treasury trading securities, December 31, 2023	$47,162,564	$(49,905)	$47,112,659

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

	September 30,	December 31,
	2024	2023

U.S. Treasury securities held to maturity	$4,091,464	$-
Investments in special purpose entities	41,746,754	64,697,093
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	3,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$68,245,397	$87,104,272

We reviewed our investments as of September 30, 2024 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC (“SHG”), a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars. On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously-announced investment of $55 million in Series B Preferred Units of SHG. In addition to our $55 million investment, we also agreed to provide SHG an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share through a private placement investment (“PIPE”).

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

For the Nine Months Ended September 30, 2024 and 2023

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

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities which may prevent us from selling shares as we retain one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. The carrying value of our investment in Sky Harbour’s Class A common stock as of  September 30, 2024 is approximately $72,900,000. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  September 30, 2024it would be valued at approximately $137,300,000.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our consolidated balance sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	September 30,	December 31,
	2024	2023

Beginning of year	$94,244,788	$118,218,389
Additional investments in unconsolidated affiliates	21,000	19,500
Transfer of interest	(2,748,292)	-
Sale of interest	(1,569,498)	-
Distributions received	-	(271,355)
Reclassification to consolidated subsidiaries	-	(15,832,981)
Equity in loss of unconsolidated affiliates	(16,573,011)	(7,888,765)

End of period	$73,374,987	$94,244,788

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$5,354,244	$4,428,534	$13,658,650	$11,475,172
Gross profit	4,461,569	3,043,780	11,070,032	8,687,111
Net loss from operations	(4,891,567)	(3,295,459)	(15,050,857)	(12,743,869)
Net loss	(20,725,451)	(1,848,653)	(37,738,983)	(9,296,091)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

At September 30, 2024 and December 31, 2023, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The carrying value of borrowings, if any, under our revolving line of credit facility approximates fair value because of the variable market interest rate charged to us for these borrowings. The fair value of borrowings under our term loan facility is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  September 30, 2024, the estimated fair value of our term loan borrowings included within long-term debt was $24,589,800, which is less than the carrying amount of $26,731,376.

Warrants

Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement warrants from January 1, 2024 to  September 30, 2024 and  January 1, 2023 to September 30, 2023, resulted in gains of approximately $11,800,000 and $12,000, respectively, which are included within "Other investment income" within our Consolidated Statements of Operations.

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

As of September 30, 2024, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $41,700,000.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 18.6% equity interest in Sky Harbour, comprised of 12,440,642 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  September 30, 2024, it would be valued at approximately $137,300,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at September 30, 2024	$17,794,897	$17,794,897	$226,548	$250,850

Marketable equity securities and U.S. Treasury trading securities at December 31, 2023	$49,322,696	$49,322,696	$740,892	$4,411,489

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2023	$3,794,985
Additions	-
Liabilities settled	-
Accretion expense	163,805

Balance, September 30, 2024	$3,958,790

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

For the Nine Months Ended September 30, 2024 and 2023

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

From  January 1, 2023 through  December 31, 2023,we sold 1,532,065 shares of our Class A common stock under the ATM Program for gross proceeds of $37,526,663. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We did not sell any shares of our Class A common stock under the ATM program during the first three quarters of 2024. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS without penalty.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024, following the release of the quarterly report on Form 10-Q for the quarter ended June 30, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During the three months ended  September 30, 2024, we repurchased 97,262 shares of our Class A common stock for a total cost of $1,380,180.

At September 30, 2024, there were 52,778 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock are that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the nine months ended  September 30, 2024 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2023	105,556	$9.95	1.50	$610,114

Issued	-
Exercised	-
Redeemed	(51,994)
Expired	-

Outstanding as of September 30, 2024	53,562	$9.95	0.75	$263,525

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

Separation and Benefits

Pursuant to the Separation Agreement, (a) we transferred to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001 of Sky Harbour, as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek received severance of $960,000, to be paid in equal monthly installments for a period of 18 months, and (c) Mr. Rozek received employee benefits of $75,000, to be paid in equal monthly installments for a period of 18 months, each of which are included within "Employee costs" within our consolidated statements of operations.

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

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 12.    LONG-TERM DEBT

Link Credit Facility

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

As of September 30, 2024, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2026.

Long-term debt included within our consolidated balance sheet as of September 30, 2024 consists of Term Loan borrowings of $26,731,376, of which $842,893 is classified as current. As of September 30, 2024, there was $9,600,000 outstanding related to the revolving line of credit, which is included within long-term debt in our consolidated balance sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of September 30, 2024.

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

Boston Omaha Broadband Credit Facility

On September 17, 2024, three operating subsidiaries of Boston Omaha Broadband, LLC (“BOB”) entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “Credit Facility”). The three operating subsidiaries which are the borrowers under the Credit Agreement are FIF AireBeam, LLC, FIF St. George, LLC, and FIF Utah, LLC (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the Credit Facility are secured by all assets of each of the Borrowers. Funds available under the Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses and must be drawn by September 16, 2025.

The Credit Agreement provides for incremental drawdowns of the term loan in minimum increments of $1,000,000. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There is a fee during the first year of the Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment.

Pursuant to the Credit Agreement, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants, and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all of their assets to the Lender.

As of September 30, 2024, there were no amounts outstanding under the Credit Agreement.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023	Statement of Operations Classification

Lease cost	$2,033,677	$2,130,478	$6,337,150	$6,483,494	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	969,289	683,079	2,400,527	1,903,973	Cost of billboard revenues and general and administrative

Total Lease Cost	$3,002,966	$2,813,557	$8,737,677	$8,387,467

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Cash payments for operating leases	$1,973,480	$1,936,651	$6,400,612	$6,485,229
New operating lease assets obtained in exchange for operating lease liabilities	$2,959,601	$453,238	$4,669,742	$1,589,716

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	September 30, 2024	December 31, 2023	Balance Sheet Classification

Lease assets	$60,009,846	$61,399,460	Other Assets: Right of use assets

Current lease liabilities	$5,257,431	$5,085,221	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	54,999,762	56,438,308	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$60,257,193	$61,523,529

Maturity of Operating Lease Liabilities

September 30, 2024

2025	$8,244,494
2026	7,865,042
2027	7,447,430
2028	7,116,036
2029	6,422,006
Thereafter	53,798,382

Total lease payments	90,893,390
Less imputed interest	(30,636,197)

Present Value of Lease Liabilities	$60,257,193

As of September 30, 2024, our operating leases have a weighted-average remaining lease term of 16.14 years and a weighted-average discount rate of 5.10%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

						Total
Three Months Ended September 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$6,485,391	$11,503,915	$9,664,074	$47,556	$-	$27,700,936
Segment gross profit	3,923,395	7,459,215	7,258,708	47,556	-	18,688,874
Segment income (loss) from operations	804,413	2,148,351	(1,878,666)	(314,417)	(1,499,703)	(740,022)
Capital expenditures	-	980,206	5,758,622	-	-	6,738,828
Depreciation and amortization	84,794	2,281,612	3,236,248	-	71,008	5,673,662

						Total
Three Months Ended September 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$4,586,904	$10,891,979	$8,995,678	$73,540	$-	$24,548,101
Segment gross profit	2,764,354	7,081,340	6,634,850	73,540	-	16,554,084
Segment income (loss) from operations	321,546	1,761,660	(1,448,561)	(835,201)	(1,742,173)	(1,942,729)
Capital expenditures	101,144	2,300,437	20,531,711	178,087	-	23,111,379
Depreciation and amortization	78,871	2,304,128	2,572,219	-	27,792	4,983,010

						Total
Nine Months Ended September 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$17,349,766	$33,638,043	$29,135,486	$218,155	$-	$80,341,450
Segment gross profit	10,625,185	21,921,902	21,756,557	218,155	-	54,521,799
Segment income (loss) from operations	1,940,290	6,069,987	(5,158,042)	(1,589,832)	(8,457,321)	(7,194,918)
Capital expenditures	28,951	1,932,660	21,484,650	-	250,000	23,696,261
Depreciation and amortization	253,531	6,773,949	9,289,438	-	151,011	16,467,929

						Total
Nine Months Ended September 30, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Revenue	$13,100,702	$32,029,726	$26,230,819	$219,033	$-	$71,580,280
Segment gross profit	7,968,742	20,602,799	19,013,465	219,033	-	47,804,039
Segment income (loss) from operations	842,679	4,674,557	(4,462,662)	(1,911,186)	(5,705,813)	(6,562,425)
Capital expenditures	119,869	3,216,710	42,550,404	5,367,322	-	51,254,305
Depreciation and amortization	229,855	6,764,412	7,259,678	-	82,468	14,336,413

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
As of September 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,995,882	$4,733,990	$698,308	$195,334	$-	$13,623,514
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	75,344,489	261,267,602	193,873,459	46,617,573	134,835,650	711,938,773

						Total
As of December 31, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,124,471	$4,060,259	$689,817	$251,154	$15,543	$12,141,244
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	71,723,355	267,205,346	183,151,741	100,739,644	145,387,006	768,207,092

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30, 2024 and 2023:

	2024	2023
Gross reserve for unpaid losses and loss adjustment expenses, beginning of year	$5,733,444	$2,105,579
Less: reinsurance recoverable on unpaid losses	3,283,071	415,000
Net reserve for unpaid losses and loss adjustment expenses, beginning of year	2,450,373	1,690,579

Incurred losses and loss adjustment expenses:
Current year	1,892,367	2,426,208
Prior year	395,263	(535,609)
Total net losses and loss adjustment expense incurred	2,287,630	1,890,599

Payments:
Current year	525,389	1,010,637
Prior year	1,055,526	371,910
Total payments:	1,580,915	1,382,547

Net reserves for unpaid losses and loss adjustment expenses, end of year	3,157,088	2,198,631
Reinsurance recoverable on unpaid losses, net of allowance	1,816,021	479,000

Gross reserves for unpaid losses and loss adjustment expenses, end of year	$4,973,109	$2,677,631

For the nine months ended   September 30, 2024 and September 30, 2023 , there was an unfavorable and favorable prior year’s loss development which was  the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 16.     CUSTODIAL RISK

As of September 30, 2024, we had approximately $18,900,000 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

NOTE 17.     REDEEMABLE NONCONTROLLING INTEREST

On April 2, 2024, we entered into agreements with the minority members of each of FIF Utah, LLC and FIF St. George, LLC, entities controlled by us as majority member. Under these agreements, the minority members of each of the entities exchanged their membership interests in the LLCs for unregistered shares of Boston Omaha Class A common stock.  Under the securities exchange agreements, Alpine Networks, Inc., a company owned by Steven McGhie, the then Chief Executive Officer of Boston Omaha Broadband, and the sole owner of the minority interest in FIF Utah, LLC, exchanged its approximate 17% interest in FIF Utah, LLC for 275,611 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $4,400,000. The two owners of the minority interests in FIF St. George, LLC exchanged their combined 20% interest in FIF St. George, LLC for 563,750 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $9,000,000. As a result, Boston Omaha Broadband, LLC, our wholly-owned subsidiary, now owns 100% of the membership interests in each of FIF Utah, LLC and FIF St. George, LLC.

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

NOTE 18.     SUBSEQUENT EVENTS

Subsequent to September 30, 2024, Boston Omaha Broadband borrowed $3,500,000 pursuant to the Credit Agreement established with First National Bank of Omaha established during the third quarter of fiscal 2024.

On October 25, 2024, Sky Harbour completed the initial closing of its previously-announced equity raise, issuing 3,955,790 PIPE shares of its Class A Common stock to investors with whom it had previously entered into a securities purchase agreement, for an aggregate purchase price of $37,580,005. The investors have the option to purchase up to an aggregate of 3,955,790 additional shares of Class A Common Stock in a second closing to occur on or before December 20, 2024, for an aggregate purchase price of up to $37,580,005. The amount of the second closing shares, if any, to be issued will be determined by each investor, and the second closing will occur, if at all, at the sole discretion of the investors, on or before December 20, 2024, subject to customary closing conditions.

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

Billboards: In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of September 30, 2024, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services: In April 2019, we established a broadband subsidiary, Fiber is Fast, LLC, which has changed its name to Boston Omaha Broadband, LLC, which we refer to as "BOB." In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest and Go Fiber, which we refer to on a combined basis now as "InfoWest," fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of September 30, 2024, we have approximately 45,600 broadband customers (14,000 fiber subscribers) and 37,200 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

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

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. During the second quarter of fiscal 2024, we sold 246,389 shares of Sky Harbour Class A common stock for gross proceeds of approximately $2.5 million. As of September 30, 2024, we held 12,440,642 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following is a comparison of our results of operations for the three months ended September 30, 2024, which we refer to as the “third quarter of fiscal 2024,” compared to the three months ended September 30, 2023, which we refer to as the “third quarter of fiscal 2023.”

Revenues. For the third quarter of fiscal 2024 and the third quarter of fiscal 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$11,503,915	41.5%	$10,891,979	44.4%	$611,936
Broadband services	9,664,074	34.9%	8,995,678	36.6%	668,396
Premiums earned	5,425,052	19.6%	3,727,219	15.2%	1,697,833
Insurance commissions	520,657	1.9%	378,987	1.5%	141,670
Investment and other income	587,238	2.1%	554,238	2.3%	33,000
Total Revenues	$27,700,936	100.0%	$24,548,101	100.0%	$3,152,835

We realized total revenues of $27,700,936 during the third quarter of fiscal 2024, an increase of 12.8% over revenues of $24,548,101 during the third quarter of fiscal 2023. The key factors impacting revenue across each of our businesses during the third quarter of fiscal 2024 were as follows:

●	Net billboard rentals in the third quarter of fiscal 2024 increased 5.6% from the third quarter of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the third quarter of fiscal 2024 increased 7.4% from the third quarter of fiscal 2023, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 45.6% in the third quarter of fiscal 2024 when compared to the third quarter of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first nine months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 37.4% in the third quarter of fiscal 2024 when compared to the third quarter of fiscal 2023, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS and BOAM increased from $554,238 in the third quarter of fiscal 2023 to$587,238 in the third quarter of fiscal 2024.

Expenses. For the third quarter of fiscal 2024 and the third quarter of fiscal 2023, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$4,044,700	14.6%	$3,810,639	15.5%	$234,061
Cost of broadband revenues	2,405,366	8.7%	2,360,828	9.6%	44,538
Cost of insurance revenues	2,561,996	9.2%	1,822,550	7.4%	739,446
Employee costs	8,311,882	30.0%	8,080,596	32.9%	231,286
Professional fees	1,052,542	3.8%	1,249,036	5.1%	(196,494)
Depreciation	3,698,488	13.4%	3,105,126	12.7%	593,362
Amortization	1,975,174	7.1%	1,877,884	7.7%	97,290
General and administrative	4,339,357	15.7%	4,198,682	17.1%	140,675
(Gain) loss on disposition of assets	(3,547)	(0.0%)	(68,366)	(0.3%)	64,819
Accretion	55,000	0.2%	53,855	0.2%	1,145
Total Costs and Expenses	$28,440,958	102.7%	$26,490,830	107.9%	$1,950,128

During the third quarter of fiscal 2024, we had total costs and expenses of $28,440,958, as compared to total costs and expenses of $26,490,830 in the third quarter of fiscal 2023. Total costs and expenses as a percentage of total revenues decreased from 107.9% in the third quarter of fiscal 2023 to 102.7% in the third quarter of fiscal 2024. The key factors impacting costs and expenses across each of our businesses during the third quarter of fiscal 2024 were as follows:

●

Cost of billboard revenues increased as a percentage of billboard revenues from 35.0% in the third quarter of fiscal 2023 to 35.2% in the third quarter of fiscal 2024. The increase was mainly driven by higher commissions paid and other billboard cost of revenues, which was partially offset by lower ground rent expense and utilities expense as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 26.2% in the third quarter of fiscal 2023 to 24.9% in the third quarter of fiscal 2024. The decrease was mainly driven by lower commissions paid within other broadband cost of revenues as well as cell site rent and utilities, which was partially offset by higher network operations and data costs as well as software costs as a percentage of broadband revenues.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 39.7% in the third quarter of fiscal 2023 to 39.5% in the third quarter of fiscal 2024. The decrease was mainly driven by lower commissions paid and loss and loss adjustment expense, which was partially offset by higher premium taxes, fees, and assessments as a percentage of insurance revenues.

●

Employee costs in the third quarter of fiscal 2024 were $8,311,882, or 30.0% of total revenues, as compared to $8,080,596, or 32.9% of total revenues, in the third quarter of fiscal 2023. The decrease as a percentage of total revenues was mainly driven by the reduction in headcount within our asset management business and at Boston Omaha's parent company.

●

Professional fees in the third quarter of fiscal 2024 were $1,052,542, or 3.8% of total revenues, as compared to $1,249,036, or 5.1% of total revenues, in the third quarter of fiscal 2023. The decrease was mainly related to lower acquisition related fees within our billboard business and audit and consulting fees within our insurance business.

●

General and administrative expenses in the third quarter of fiscal 2024 were $4,339,357, or 15.7% of total revenues, as compared to $4,198,682, or 17.1% of total revenues, in the third quarter of fiscal 2023. The decrease as a percentage of total revenues was mainly driven by higher organic revenue growth within our billboard, broadband and insurance businesses.

●

Non-cash expenses in the third quarter of fiscal 2024 included $3,698,488 in depreciation expense, $1,975,174 in amortization expense, and $55,000 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2024 was $740,022, or 2.7% of total revenues, as compared to a net loss from operations of $1,942,729, or 7.9% of total revenues, in the third quarter of fiscal 2023. The decrease in net loss from operations was primarily due to improved operations within our billboard, broadband and insurance businesses as well as lower expenses within our asset management business, which were partially offset by an increase in depreciation expense related to continued capital investments within our broadband businesses. Our net loss from operations included $5,728,662 from non-cash depreciation, amortization and accretion expenses in the third quarter of fiscal 2024, as compared to $5,036,865 in the third quarter of fiscal 2023.

Other Expense. During the third quarter of fiscal 2024, we had net other expense of $1,065,883. Net other expense included non-cash losses of $9,358,783 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations during the third quarter of fiscal 2024, which we account for under the equity method, and interest expense of $466,744 mainly incurred under Link's term loan and revolver. These items were partially offset by $8,428,017 in other investment income mainly driven by a $7,796,977 unrealized gain on the Sky Harbour warrants held by Boston Omaha and other investment income of $599,084 primarily related to changes in the fair value of the 24th Street Funds mainly driven by the underlying real estate properties, and interest and dividend income of $331,627. During the third quarter of fiscal 2023, we had net other expense of $1,230,036, which included other investment losses of $1,894,969 mainly related to the Sky Harbour warrants held by Boston Omaha and the impact of the changes in fair value of the 24th Street Funds, interest expense of $287,084 mainly incurred under Link's term loan and a loss of $125,970 mainly related to our equity method position in Sky Harbour. These items were partially offset by interest and dividend income of $1,077,987.

Generally accepted accounting principles ("GAAP") requires us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if we are deemed to no longer have significant influence, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2024, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $5.86 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $1,595,136 in the third quarter of fiscal 2024, or a loss per share of $0.05, based on 31,432,515 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $1,642,506 in the third quarter of fiscal 2023, or a loss per share of $0.05, based on 31,370,760 diluted weighted average shares outstanding.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following is a comparison of our results of operations for the nine months ended September 30, 2024, which we refer to as the “first nine months of fiscal 2024,” compared to the nine months ended September 30, 2023, which we refer to as the “first nine months of fiscal 2023.”

Revenues. For the first nine months of fiscal 2024 and the first nine months of fiscal 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$33,638,043	41.9%	$32,029,726	44.8%	$1,608,317
Broadband services	29,135,486	36.3%	26,230,819	36.6%	2,904,667
Premiums earned	14,165,167	17.6%	10,293,119	14.4%	3,872,048
Insurance commissions	1,550,400	1.9%	1,449,653	2.0%	100,747
Investment and other income	1,852,354	2.3%	1,576,963	2.2%	275,391
Total Revenues	$80,341,450	100.0%	$71,580,280	100.0%	$8,761,170

We realized total revenues of $80,341,450 during the first nine months of fiscal 2024, an increase of 12.2% over revenues of $71,580,280 during the first nine months of fiscal 2023. The key factors impacting revenue across each of our businesses during the first nine months of fiscal 2024 were as follows:

●

Net billboard rentals in the first nine months of fiscal 2024 increased 5.0% from the first nine months of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first nine months of fiscal 2024 increased 11.1% from the first nine months of fiscal 2023, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 37.6% in the first nine months of fiscal 2024 when compared to the first nine months of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first nine months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 6.9% in the first nine months of fiscal 2024 when compared to the first nine months of fiscal 2023, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS and BOAM increased from $1,576,963 in the first nine months of fiscal 2023 to$1,852,354 in the first nine months of fiscal 2024, mainly due to the increase in interest rates over the past several quarters for assets held by UCS and the consolidation of 24th Street during the second quarter of fiscal 2023.

Expenses. For the first nine months of fiscal 2024 and the first nine months of fiscal 2023, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2024		2023		2024 vs 2023
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$11,716,141	14.6%	$11,426,927	16.0%	$289,214
Cost of broadband revenues	7,378,929	9.2%	7,217,354	10.1%	161,575
Cost of insurance revenues	6,724,581	8.4%	5,131,960	7.2%	1,592,621
Employee costs	28,764,730	35.8%	24,031,413	33.6%	4,733,317
Professional fees	3,909,612	4.9%	3,821,524	5.4%	88,088
Depreciation	10,721,927	13.3%	8,825,619	12.3%	1,896,308
Amortization	5,746,002	7.2%	5,510,794	7.7%	235,208
General and administrative	12,400,843	15.4%	12,124,128	16.9%	276,715
Loss (gain) on disposition of assets	9,798	0.0%	(108,515)	(0.2%)	118,313
Accretion	163,805	0.2%	161,501	0.2%	2,304
Total Costs and Expenses	$87,536,368	109.0%	$78,142,705	109.2%	$9,393,663

During the first nine months of fiscal 2024, we had total costs and expenses of $87,536,368, as compared to total costs and expenses of $78,142,705 in the first nine months of fiscal 2023. Total costs and expenses as a percentage of total revenues decreased from 109.2% in the first nine months of fiscal 2023 to 109.0% in the first nine months of fiscal 2024. The key factors impacting costs and expenses across each of our businesses during the first nine months of fiscal 2024 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 35.7% in the first nine months of fiscal 2023 to 34.8% in the first nine months of fiscal 2024. The decrease was mainly driven by lower ground rent expense and other billboard cost of revenues as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 27.5% in the first nine months of fiscal 2023 to 25.3% in the first nine months of fiscal 2024. The decrease was mainly driven by lower commissions paid within other broadband cost of revenues as well as reduced maintenance costs and cell site rent related to our fixed wireless networks as a percentage of broadband revenues.

●

Cost of insurance revenues decreased as a percentage of insurance revenues from 39.2% in the first nine months of fiscal 2023 to 38.8% in the first nine months of fiscal 2024. The decrease was mainly driven by lower loss and loss adjustment expense as a percentage of insurance revenues, which was partially offset by commissions paid increasing from 22.8% in the first nine months of fiscal 2023 to 23.4% in the first nine months of fiscal 2024.

●

Employee costs in the first nine months of fiscal 2024 were $28,764,730, or 35.8% of total revenues, as compared to $24,031,413, or 33.6% of total revenues, in the first nine months of fiscal 2023. The increase as a percentage of total revenues was mainly driven by one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement. Excluding the one-time severance and bonus payments, employee costs would have been 31.6% of total revenues in the first nine months of fiscal 2024.

●	Professional fees in the first nine months of fiscal 2024 were $3,909,612, or 4.9% of total revenues, as compared to $3,821,524, or 5.4% of total revenues, in the first nine months of fiscal 2023.

●

General and administrative expenses in the first nine months of fiscal 2024 were $12,400,843, or 15.4% of total revenues, as compared to $12,124,128, or 16.9% of total revenues, in the first nine months of fiscal 2023. The decrease as a percentage of total revenues was mainly driven by higher organic revenue growth within our billboard, broadband and insurance businesses as well as lower general and administrative expenses at Boston Omaha's parent company.

●

Non-cash expenses in the first nine months of fiscal 2024 included $10,721,927 in depreciation expense, $5,746,002 in amortization expense, and $163,805 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2024 was $7,194,918, or 9.0% of total revenues, as compared to a net loss from operations of $6,562,425, or 9.2% of total revenues, in the first nine months of fiscal 2023. The increase in net loss from operations was primarily due to one-time costs associated with our former Co-CEO's separation and stock repurchase agreement and an increase in depreciation expense related to continued capital investments within our broadband businesses, which were partially offset by improved operations within our billboard, broadband and insurance businesses. Our net loss from operations included $16,631,734 from non-cash depreciation, amortization and accretion expenses in the first nine months of fiscal 2024, as compared to $14,497,914 in the first nine months of fiscal 2023.

Other (Expense) Income. During the first nine months of fiscal 2024, we had net other expense of $834,439. Net other expense included non-cash losses of $16,573,011 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations during the first nine months of fiscal 2024, which we account for under the equity method, and interest expense of $1,117,147 mainly incurred under Link's term loan and revolver. These items were partially offset by $15,671,077 in other investment income mainly driven by a $11,811,262 unrealized gain on the Sky Harbour warrants held by Boston Omaha, $1,957,056 in non-cash gains associated with the transfer of Sky Harbour Class A common stock to our former Co-CEO as a part of his separation and stock repurchase agreement, $894,324 in realized gains on the sale of 246,389 shares of Sky Harbour Class A common stock, and other investment income of $627,937 primarily related to changes in the fair value of the BFR Fund mainly driven by the underlying real estate properties, and interest and dividend income of $1,184,642. During the first nine months of fiscal 2023, we had net other income of $12,864, which included interest and dividend income of $1,920,943 and equity in income of unconsolidated affiliates of $244,476 mainly related to $4,630,610 in non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in a remeasurement of our previously-held interest in 24th Street, which was almost completely offset by our share of Sky Harbour's loss from operations during the first nine months of fiscal 2023, which we account for under the equity method.  These items were partially offset by $1,289,754 in other investment losses mainly related to the changes in fair value of the 24th Street Funds and interest expense of $862,801 mainly incurred under Link's term loan.

Generally accepted accounting principles ("GAAP") requires us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if we are deemed to no longer have significant influence, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2024, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $5.86 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $6,638,436 in the first nine months of fiscal 2024, or a loss per share of $0.21, based on 31,539,809 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $3,422,048 in the first nine months of fiscal 2023, or a loss per share of $0.11, based on 31,021,126 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the third quarter of fiscal 2024 and the third quarter of fiscal 2023:

Results of Billboard Operations

	For the Three Months Ended September 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$11,503,915	100.0%	$10,891,979	100.0%
Cost of Revenues
Ground rents	2,154,293	18.7%	2,054,277	18.9%
Utilities	454,506	4.0%	457,091	4.2%
Commissions paid	929,737	8.1%	849,740	7.8%
Other costs of revenues	506,164	4.4%	449,531	4.1%
Total cost of revenues	4,044,700	35.2%	3,810,639	35.0%
Gross margin	7,459,215	64.8%	7,081,340	65.0%
Other Operating Expenses
Employee costs	1,886,778	16.4%	1,734,277	15.9%
Professional fees	31,424	0.3%	226,060	2.1%
Depreciation	1,300,362	11.3%	1,309,955	12.0%
Amortization	981,250	8.5%	994,173	9.1%
General and administrative	1,012,564	8.8%	999,080	9.2%
Accretion	51,528	0.5%	40,037	0.4%
Loss on disposition of assets	46,958	0.4%	16,098	0.1%
Total expenses	5,310,864	46.2%	5,319,680	48.8%
Segment Income from Operations	2,148,351	18.6%	1,761,660	16.2%
Interest expense, net	(431,155)	(3.7%)	(219,510)	(2.0%)
Other investment income	-	-	-	-
Net Income Attributable to Common Stockholders	$1,717,196	14.9%	$1,542,150	14.2%

Comparison of the Third Quarter of Fiscal 2024 to the Third Quarter of Fiscal 2023. In the third quarter of fiscal 2024, there was a 5.6% increase in net billboard revenues from the third quarter of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the third quarter of fiscal 2024 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 18.9% in the third quarter of fiscal 2023 to 18.7% in the third quarter of fiscal 2024.

●	Commissions paid as a percentage of total segment operating revenues increased from 7.8% in the third quarter of fiscal 2023 to 8.1% in the third quarter of fiscal 2024.

●	Employee costs as a percentage of total segment operating revenues increased from 15.9% in the third quarter of fiscal 2023 to 16.4% in the third quarter of fiscal 2024.

●

General and administrative expenses decreased as a percentage of total segment operating revenues from 9.2% in the third quarter of fiscal 2023 to 8.8% in the third quarter of fiscal 2024. The decrease is mainly driven by lower credit card and merchant fees.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues decreased slightly from 12.0% and 9.1% in the third quarter of fiscal 2023 to 11.3% and 8.5% in the third quarter of fiscal 2024, respectively.

●

Net interest expense was $431,155 in the third quarter of fiscal 2024 compared to net interest expense of $219,510 in the third quarter of fiscal 2023. The increase is mainly driven by the additional borrowings on the revolving line of credit.

Results of Broadband Operations

	For the Three Months Ended September 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$9,664,074	100.0%	$8,995,678	100.0%
Cost of Revenues
Network operations and data costs	1,317,577	13.7%	1,110,761	12.3%
Software costs	203,464	2.1%	149,850	1.7%
Cell site rent and utilities	359,793	3.7%	362,328	4.0%
Other costs of revenues	524,532	5.4%	737,889	8.2%
Total cost of revenues	2,405,366	24.9%	2,360,828	26.2%
Gross margin	7,258,708	75.1%	6,634,850	73.8%
Other Operating Expenses
Employee costs	3,801,591	39.3%	3,549,712	39.5%
Professional fees	231,139	2.4%	216,977	2.4%
Depreciation	2,325,518	24.1%	1,728,570	19.2%
Amortization	910,730	9.4%	843,649	9.4%
General and administrative	1,915,429	19.8%	1,815,149	20.2%
Accretion	3,472	0.0%	13,818	0.1%
Gain on disposition of assets	(50,505)	(0.5%)	(84,464)	(0.9%)
Total expenses	9,137,374	94.5%	8,083,411	89.9%
Segment Loss from Operations	(1,878,666)	(19.4%)	(1,448,561)	(16.1%)
Interest (expense) income, net	(1,234)	(0.0%)	6,649	0.1%
Noncontrolling interest in subsidiary loss	-	-	2,650	0.0%
Net Loss Attributable to Common Stockholders	$(1,879,900)	(19.4%)	$(1,439,262)	(16.0%)

Comparison of the Third Quarter of Fiscal 2024 to the Third Quarter of Fiscal 2023. In the third quarter of fiscal 2024, total operating revenues increased by 7.4% when compared to the third quarter of fiscal 2023 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the third quarter of fiscal 2024 were as follows:

●	Network operations and data costs as a percentage of total segment operating revenues increased from 12.3% in the third quarter of fiscal 2023 to 13.7% in the third quarter of fiscal 2024 primarily driven by higher data costs associated with the expansion of our fiber networks as well as increased maintenance costs related to our fixed wireless networks as a percentage of broadband revenues.

●	Other costs of revenues as a percentage of total segment operating revenues decreased from 8.2% in the third quarter of fiscal 2023 to 5.4% in the third quarter of fiscal 2024 primarily driven by lower commissions paid.

●	Employee costs as a percentage of total segment operating revenues decreased from 39.5% in the third quarter of fiscal 2023 to 39.3% in the third quarter of fiscal 2024.

●	Professional fees as a percentage of total segment operating revenues stayed flat at 2.4% in the third quarter of fiscal 2023 and the third quarter of fiscal 2024.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 20.2% in the third quarter of fiscal 2023 to 19.8% in the third quarter of fiscal 2024.

●	Depreciation and amortization expenses increased by $596,948 and $67,081, respectively, from the third quarter of fiscal 2023. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

Results of Insurance Operations

	For the Three Months Ended September 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$5,425,052	83.7%	$3,727,219	81.2%
Insurance commissions	520,657	8.0%	378,987	8.3%
Investment and other income	539,682	8.3%	480,698	10.5%
Total operating revenues	6,485,391	100.0%	4,586,904	100.0%
Cost of Revenues
Commissions paid	1,481,010	22.8%	1,067,069	23.3%
Premium taxes, fees, and assessments	146,456	2.3%	79,375	1.7%
Losses and loss adjustment expense	934,530	14.4%	676,106	14.7%
Total cost of revenues	2,561,996	39.5%	1,822,550	39.7%
Gross margin	3,923,395	60.5%	2,764,354	60.3%
Other Operating Expenses
Employee costs	2,271,693	35.0%	1,707,166	37.2%
Professional fees	58,855	0.9%	177,027	3.9%
Depreciation	44,732	0.7%	38,809	0.8%
Amortization	40,062	0.6%	40,062	0.9%
General and administrative	703,640	10.9%	479,744	10.5%
Total expenses	3,118,982	48.1%	2,442,808	53.3%
Segment Income from Operations	804,413	12.4%	321,546	7.0%
Interest expense, net	-	-	-	-
Other investment income (loss)	63,481	1.0%	(63,572)	(1.4%)
Net Income Attributable to Common Stockholders	$867,894	13.4%	$257,974	5.6%

Comparison of the Third Quarter of Fiscal 2024 to the Third Quarter of Fiscal 2023. In the third quarter of fiscal 2024, total operating revenues increased by 41.4% when compared to the third quarter of fiscal 2023, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the third quarter of fiscal 2024 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 45.6% in the third quarter of fiscal 2024 when compared to the third quarter of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first nine months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations increased by 37.4% in the third quarter of fiscal 2024 when compared to the third quarter of fiscal 2023, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS increased from $480,698 in the third quarter of fiscal 2023 to $539,682 in the third quarter of fiscal 2024, mainly due to the increase in interest rates over the past several quarters.

●

Commissions paid as a percentage of total segment operating revenues decreased from 23.3% in the third quarter of fiscal 2023 to 22.8% in the third quarter of fiscal 2024, mainly driven by a subset of premiums and commissions ceded to reinsurers.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 14.7% in the third quarter of fiscal 2023 to 14.4% in the third quarter of fiscal 2024. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues decreased from 37.2% in the third quarter of fiscal 2023 to 35.0% in the third quarter of fiscal 2024. The decrease is due to organic revenue growth within our insurance businesses.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 10.5% in the third quarter of fiscal 2023 to 10.9% in the third quarter of fiscal 2024.

●

During the third quarter of fiscal 2024, our segment income from insurance operations of $804,413 was increased by other investment income of $63,481 mainly from unrealized gains on our investments in publicly held securities. As of September 30, 2024, UCS had $2,447,497 in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended September 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$47,556	100.0%	$73,540	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	47,556	100.0%	73,540	100.0%
Other Operating Expenses
Employee costs	462	1.0%	532,495	724.1%
Professional fees	114,817	241.4%	87,304	118.7%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	246,694	518.8%	288,942	392.9%
Total expenses	361,973	761.2%	908,741	1235.7%
Segment Loss from Operations	(314,417)	(661.2%)	(835,201)	(1135.7%)
Interest and dividend income	45,114	94.9%	579,422	787.9%
Equity in income of unconsolidated affiliates	-	-	-	-
Other investment income (loss)	599,084	1259.8%	(1,031,350)	(1402.4%)
Noncontrolling interest in subsidiary (income) loss	(322,375)	(677.9%)	810,013	1101.4%
Net Income (Loss) Attributable to Common Stockholders	$7,406	15.6%	$(477,116)	(648.8%)

Comparison of the Third Quarter of Fiscal 2024 to the Third Quarter of Fiscal 2023. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and implemented cost-cutting measures. Therefore, comparisons of our asset management results for the third quarter of fiscal 2024 to the third quarter of fiscal 2023 may not be meaningful. The key factors affecting our asset management operations results during the third quarter of fiscal 2024 were as follows:

●	Employee costs in the third quarter of fiscal 2024 were almost completely removed as we wind down BOAM's operations and implemented cost-cutting measures.

●	Professional fees in the third quarter of fiscal 2024 increased by $27,513 from the third quarter of fiscal 2023 mainly due to fund related audit fees.

●	General and administrative expenses in the third quarter of fiscal 2024 decreased by 14.6% from the third quarter of fiscal 2023.

●	Interest and dividend income decreased by $534,308 in the third quarter of fiscal 2024 when compared to the third quarter of fiscal 2023. The decrease is mainly related to the distribution of excess cash in the 24th Street Funds and BFR Fund back to limited partners during the second quarter of fiscal 2024.

●	Other investment income in the third quarter of fiscal 2024 primarily included the changes in the fair value of the 24th Street Funds mainly driven by the underlying real estate properties.

●	Noncontrolling interest in subsidiary income in the third quarter of fiscal 2024 primarily included the external limited partners' share of GAAP income within the 24th Street Funds, mainly driven by the change in fair value referenced above.

  Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the first nine months of fiscal 2024 and the first nine months of fiscal 2023:

Results of Billboard Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$33,638,043	100.0%	$32,029,726	100.0%
Cost of Revenues
Ground rents	6,256,019	18.6%	6,051,985	18.9%
Utilities	1,375,834	4.1%	1,340,492	4.2%
Commissions paid	2,682,753	8.0%	2,540,542	7.9%
Other costs of revenues	1,401,535	4.1%	1,493,908	4.7%
Total cost of revenues	11,716,141	34.8%	11,426,927	35.7%
Gross margin	21,921,902	65.2%	20,602,799	64.3%
Other Operating Expenses
Employee costs	5,674,177	16.9%	5,364,759	16.7%
Professional fees	174,099	0.5%	695,998	2.2%
Depreciation	3,852,128	11.4%	3,814,282	11.9%
Amortization	2,921,821	8.7%	2,950,130	9.2%
General and administrative	2,981,827	8.9%	2,946,921	9.2%
Accretion	153,464	0.5%	147,683	0.5%
Loss on disposition of assets	94,399	0.3%	8,469	0.0%
Total expenses	15,851,915	47.2%	15,928,242	49.7%
Segment Income from Operations	6,069,987	18.0%	4,674,557	14.6%
Interest expense, net	(1,016,886)	(3.0%)	(707,498)	(2.2%)
Other investment income	-	-	-	-
Net Income Attributable to Common Stockholders	$5,053,101	15.0%	$3,967,059	12.4%

Comparison of the First Nine months of Fiscal 2024 to the First Nine of Fiscal 2023. In the first nine months of fiscal 2024, there was a 5.0% increase in net billboard revenues from the first nine months of fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first nine months of fiscal 2024 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 18.9% in the first nine months of fiscal 2023 to 18.6% in the first nine months of fiscal 2024.

●	Commissions paid as a percentage of total segment operating revenues increased from 7.9% in the first nine months of fiscal 2023 to 8.0% in the first nine months of fiscal 2024.

●	Employee costs as a percentage of total segment operating revenues increased from 16.7% in the first nine months of fiscal 2023 to 16.9% in the first nine months of fiscal 2024.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 9.2% in the first nine months of fiscal 2023 to 8.9% in the first nine months of fiscal 2024.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues decreased slightly from 11.9% and 9.2% in the first nine months of fiscal 2023 to 11.4% and 8.7% in the first nine months of fiscal 2024, respectively.

●

Net interest expense was $1,016,886 in the first nine months of fiscal 2024 compared to net interest expense of $707,498 in the first nine months of fiscal 2023. The increase is mainly driven by the additional borrowings on the revolving line of credit.

Results of Broadband Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$29,135,486	100.0%	$26,230,819	100.0%
Cost of Revenues
Network operations and data costs	3,960,412	13.6%	3,844,921	14.7%
Software costs	614,334	2.1%	557,857	2.1%
Cell site rent and utilities	1,062,422	3.6%	1,191,530	4.5%
Other costs of revenues	1,741,761	6.0%	1,623,046	6.2%
Total cost of revenues	7,378,929	25.3%	7,217,354	27.5%
Gross margin	21,756,557	74.7%	19,013,465	72.5%
Other Operating Expenses
Employee costs	11,404,947	39.1%	10,481,605	40.0%
Professional fees	744,557	2.6%	611,129	2.3%
Depreciation	6,653,422	22.8%	4,819,199	18.3%
Amortization	2,636,016	9.1%	2,440,479	9.3%
General and administrative	5,549,917	19.1%	5,226,881	19.9%
Accretion	10,341	0.0%	13,818	0.1%
Gain on disposition of assets	(84,601)	(0.3%)	(116,984)	(0.4%)
Total expenses	26,914,599	92.4%	23,476,127	89.5%
Segment Loss from Operations	(5,158,042)	(17.7%)	(4,462,662)	(17.0%)
Interest (expense) income, net	(4,553)	(0.0%)	12,301	0.0%
Noncontrolling interest in subsidiary (income) loss	(64,765)	(0.2%)	47,968	0.2%
Net Loss Attributable to Common Stockholders	$(5,227,360)	(17.9%)	$(4,402,393)	(16.8%)

Comparison of the First Nine Months of Fiscal 2024 to the First Nine Months of Fiscal 2023. In the first nine months of fiscal 2024, total operating revenues increased by 11.1% when compared to the first nine months of fiscal 2023 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first nine months of fiscal 2024 were as follows:

●	Network operations and data costs as a percentage of total segment operating revenues decreased from 14.7% in the first nine months of fiscal 2023 to 13.6% in the first nine months of fiscal 2024 primarily driven by reduced maintenance costs incurred during the period related to our fixed wireless networks.

●	Other costs of revenues as a percentage of total segment operating revenues decreased from 6.2% in the first nine months of fiscal 2023 to 6.0% in the first nine months of fiscal 2024.

●

Employee costs as a percentage of total segment operating revenues decreased from 40.0% in the first nine months of fiscal 2023 to 39.1% in the first nine months of fiscal 2024. The decrease is due to organic revenue growth within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues increased from 2.3% in the first nine months of fiscal 2023 to 2.6% in the first nine months of fiscal 2024.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 19.9% in the first nine months of fiscal 2023 to 19.1% in the first nine months of fiscal 2024. The decrease is due to organic revenue growth within our broadband businesses.

●	Depreciation and amortization expenses increased by $1,834,223 and $195,537, respectively, from the first nine months of fiscal 2023. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

Results of Insurance Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$14,165,167	81.7%	$10,293,119	78.5%
Insurance commissions	1,550,400	8.9%	1,449,653	11.1%
Investment and other income	1,634,199	9.4%	1,357,930	10.4%
Total operating revenues	17,349,766	100.0%	13,100,702	100.0%
Cost of Revenues
Commissions paid	4,066,078	23.4%	2,980,032	22.8%
Premium taxes, fees, and assessments	370,871	2.2%	261,329	2.0%
Losses and loss adjustment expense	2,287,632	13.2%	1,890,599	14.4%
Total cost of revenues	6,724,581	38.8%	5,131,960	39.2%
Gross margin	10,625,185	61.2%	7,968,742	60.8%
Other Operating Expenses
Employee costs	6,084,414	35.1%	4,997,332	38.2%
Professional fees	409,032	2.3%	409,361	3.1%
Depreciation	133,346	0.8%	109,670	0.8%
Amortization	120,185	0.7%	120,185	0.9%
General and administrative	1,937,918	11.2%	1,489,515	11.4%
Total expenses	8,684,895	50.1%	7,126,063	54.4%
Segment Income from Operations	1,940,290	11.1%	842,679	6.4%
Interest expense, net	-	-	(371)	(0.0%)
Other investment income	271,191	1.6%	281,625	2.1%
Net Income Attributable to Common Stockholders	$2,211,481	12.7%	$1,123,933	8.5%

Comparison of the First Nine Months of Fiscal 2024 to the First Nine Months of Fiscal 2023. In the first nine months of fiscal 2024, total operating revenues increased by 32.4% when compared to the first nine months of fiscal 2023, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first nine months of fiscal 2024 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 37.6% in the first nine months of fiscal 2024 when compared to the first nine months of fiscal 2023. The increase in premiums earned was primarily due to increases in production throughout fiscal 2023 and the first nine months of fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations increased by 6.9% in the first nine months of fiscal 2024 when compared to the first nine months of fiscal 2023, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS increased from $1,357,930 in the first nine months of fiscal 2023 to $1,634,199 in the first nine months of fiscal 2024, mainly due to the increase in interest rates over the past several quarters.

●

Commissions paid as a percentage of total segment operating revenues increased from 22.8% in the first nine months of fiscal 2023 to 23.4% in the first nine months of fiscal 2024, mainly driven by increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues decreased from 14.4% in the first nine months of fiscal 2023 to 13.2% in the first nine months of fiscal 2024. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues decreased from 38.2% in the first nine months of fiscal 2023 to 35.1% in the first nine months of fiscal 2024. The decrease is due to organic revenue growth within our insurance businesses.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 11.4% in the first nine months of fiscal 2023 to 11.2% in the first nine months of fiscal 2024.

●

During the first nine months of fiscal 2024, our segment income from insurance operations of $1,940,290 was increased by other investment income of $271,191 mainly from unrealized gains on our investments in publicly held securities. As of September 30, 2024, UCS had $2,447,497 in publicly held securities. We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both large-cap publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2024		2023
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$218,155	100.0%	$219,033	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	218,155	100.0%	219,033	100.0%
Other Operating Expenses
Employee costs	766,064	351.2%	1,281,806	585.2%
Professional fees	452,049	207.2%	320,801	146.5%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	589,874	270.4%	527,612	240.9%
Total expenses	1,807,987	828.8%	2,130,219	972.6%
Segment Loss from Operations	(1,589,832)	(728.8%)	(1,911,186)	(872.6%)
Interest and dividend income	524,569	240.5%	617,570	282.0%
Equity in income of unconsolidated affiliates	-	-	4,630,610	2114.1%
Other investment income (loss)	627,937	287.8%	(2,055,010)	(938.2%)
Noncontrolling interest in subsidiary (income) loss	(36,697)	(16.8%)	1,781,200	813.2%
Net (Loss) Income Attributable to Common Stockholders	$(474,023)	(217.3%)	$3,063,184	1398.5%

Comparison of the First Nine Months of Fiscal 2024 to the First Nine Months of Fiscal 2023. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and implemented cost-cutting measures. Therefore, comparisons of our asset management results for the first nine months of fiscal 2024 to the first nine months of fiscal 2023 may not be meaningful. The key factors affecting our asset management operations results during the first nine months of fiscal 2024 were as follows:

●	Employee costs in the first nine months of fiscal 2024 decreased by 40.2% from the first nine months of fiscal 2023 as we wind down BOAM's operations and implemented cost-cutting measures.

●	Professional fees in the first nine months of fiscal 2024 increased by 40.9% from the first nine months of fiscal 2023.

●	General and administrative expenses in the first nine months of fiscal 2024 increased by 11.8% from the first nine months of fiscal 2023.

●	Interest and dividend income decreased by $93,001 in the first nine months of fiscal 2024 when compared to the first nine months of fiscal 2023. The decrease is mainly related to the distribution of excess cash in the 24th Street Funds and BFR Fund back to limited partners during the second quarter of fiscal 2024.

●	Equity in income of unconsolidated affiliates of $4,630,610 in the first nine months of fiscal 2023 was related to non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in a remeasurement of our previously-held interest in 24th Street.

●	Other investment income in the first nine months of fiscal 2024 primarily included the changes in the fair value of the 24th Street and BFR Funds mainly driven by the underlying real estate properties.

●	Noncontrolling interest in subsidiary income in the first nine months of fiscal 2024 mainly included the external limited partners' share of GAAP income within the BFR Fund and GAAP losses within the 24th Street Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2024 compared to the First Nine Months of Fiscal 2023

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2024 and the first nine months of fiscal 2023:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Net cash provided by operating activities	$12,117,191	$12,241,695
Net cash provided by (used in) investing activities	29,893,384	(48,959,016)
Net cash (used in) provided by financing activities	(48,879,743)	34,115,891
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,869,168)	$(2,601,430)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $12,117,191 for the first nine months of fiscal 2024 compared to net cash provided by operating activities of $12,241,695 for the first nine months of fiscal 2023. The decrease in net cash provided by operating activities was mainly driven by costs associated with our former Co-CEO's separation and stock repurchase agreement as well as operating costs within our FFH business. These items were partially offset by improved cash flow generation within our billboard, broadband, and insurance businesses.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $29,893,384 for the first nine months of fiscal 2024 as compared with net cash used in investing activities of $48,959,016 for the first nine months of fiscal 2023. The increase in net cash provided by investing activities is primarily attributable to $53,670,044 in net proceeds from sales of investments mainly from the sale or maturity of U.S. Treasury securities within the 24th Street Funds and BFR Fund, which was partially offset by $23,696,261 in capital expenditures mainly within our broadband businesses.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $48,879,743 during the first nine months of fiscal 2024 as compared to net cash provided by financing activities of $34,115,891 during the first nine months of fiscal 2023. During the first nine months of fiscal 2024, net cash used in financing activities mainly consisted of $36,992,659 in distributions to noncontrolling interests from the 24th Street Funds and BFR Fund, $16,761,371 related to the repurchase of Class A and Class B common stock and Class B warrants from our former Co-CEO, $2,826,309 in collateral released by UCS, and $1,380,180 related to the repurchase of Class A common stock through our share repurchase program. These items were partially offset by $10,000,000 in additional borrowings on Link's revolving line of credit.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At September 30, 2024, we had approximately $19.4 million in unrestricted cash and approximately $15.3 million in short-term treasury securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During the third quarter of fiscal 2024, we repurchased 97,262 shares of our Class A common stock for a total cost of $1,380,180.

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

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, par value $0.001 per share (the “Class A common stock”), with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).  Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock in December 2022 for gross proceeds of approximately $205 thousand and 1,532,065 shares of our Class A common stock during fiscal 2023 for gross sale proceeds of approximately $37.5 million. We did not sell any shares of our Class A common stock during the first nine months of fiscal 2024.

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

On May 30, 2024, Link entered into a Ninth Amendment to Credit Agreement, which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit from $10,000,000 to $15,000,000. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The new revolving line of credit is due and payable on August 12, 2026. Long-term debt included within our consolidated balance sheet as of September 30, 2024 consists of Link’s Term Loan borrowings of $26,731,376, of which $842,893 is classified as current, and $9,600,000 related to the revolving line of credit as of September 30, 2024.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of September 30, 2024.

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

Boston Omaha Broadband Credit Agreement

On September 17, 2024, three operating subsidiaries of Boston Omaha Broadband, LLC ("BOB") entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “Credit Facility”). The three operating subsidiaries which are the borrowers under the Credit Agreement are FIF AireBeam LLC, FIF St. George, LLC, and FIF Utah LLC (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the Credit Facility are secured by all assets of each of the Borrowers. Funds available under the Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses and must be drawn by September 16, 2025.

The Credit Agreement provides for incremental drawdowns of the term loan in minimum increments of $1,000,000. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There is a fee during the first year of the Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment.

Pursuant to the Credit Agreement, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all of their assets to the Lender.

As of September 30, 2024, there were no amounts outstanding under the Credit Agreement.

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

●	Our Sky Harbour Class A common stock, the Sky Harbour warrants, and the shares underlying the warrants were subject to a lockup which expired on January 24, 2023.

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of September 30, 2024, we hold 12,440,642 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities which may prevent us from selling shares as we retain one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, funds available through the Credit Agreement Boston Omaha Broadband entered into on September 17, 2024, any funds that we may receive from cash flows from operations, and any funds that we may receive through the sale of real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At September 30, 2024, we had approximately $19.4 million in unrestricted cash and approximately $15.3 million in short-term treasury securities.

If future additional significant acquisition opportunities and expansion opportunities within our billboard and broadband services businesses become available in excess of our currently available cash, U.S. Treasury securities, and marketable equity securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all. In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. In addition to current credit facilities at Link and Boston Omaha Broadband, any future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Existing credit facilities at Link and Boston Omaha Broadband imposes restrictions that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard, insurance, asset management, and broadband businesses. Specifically, these restrictions place limits on Link, Boston Omaha Broadband, and their subsidiaries’ ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge, consolidate, transfer or sell assets. Both credit facilities require Link and Boston Omaha Broadband to meet a fixed charge coverage ratio and other financial covenants. Link’s ability as well as Boston Omaha Broadband's ability to comply with these loan covenants may be affected by factors beyond their control and a breach of any loan covenants would likely result in an event of default under either Credit Agreement, which would permit the Lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks.

We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers, and future rental and subscriber rates.

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

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2024, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial and accounting officers each concluded that, as of September 30, 2024, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officers, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2024, the Company issued to each of its six directors other than Mr. Peterson 2,000 shares of restricted Class A common stock, $.001 par value per share ("Class A common stock") pursuant to the Corporation's 2022 Long-Term Incentive Plan, each such grant valued at $29,840 as of the date of issuance, all of which shares vest as follows: (i) 500 shares vest immediately upon grant, (ii) 500 shares vest on October 1, 2024, (iii) 500 shares vest on January 1, 2025 and (iv) 500 shares vest on April 1, 2025. The shares will automatically vest in full on a sale of the Company, provided that the recipient remains as a director of the Company on such applicable vesting date, subject to certain exemptions. The shares were issued for services rendered to the Company under an exemption available pursuant to Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was paid for the shares.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During the three months ended September 30, 2024, we repurchased 97,262 shares of our Class A common stock for a total cost of $1,380,180.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months and nine months ended September 30, 2024, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

3.3 (*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2020.

3.4 (*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2024.

3.5 (*)	Amended and Restated Bylaws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2020.

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

10.3 (*)

Subsidiaries Guaranty, dated August 12, 2019 by and among the Subsidiary Guarantors in favor of First National Bank of Omaha, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.4 (*)	Amended and Restated Term Loan Note, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2021.

10.5 (*)	Ninth Amendment to Credit Agreement, by and between Link Media Holdings, LLC and First National Bank of Omaha, dated May 30, 2024, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 5, 2024.

10.6 (*)	Second Amended and Restated Revolving Note, dated May 30, 2024, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on June 5, 2024.

10.7 (*)

Credit Agreement, by and between Link Media Holdings, LLC and First National Bank of Omaha attached as Annex A to the Ninth Amendment to Credit Agreement, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on June 5, 2024.

10.8 (*)

Credit Agreement, by and between Certain Subsidiaries of Boston Omaha Broadband, LLC and First National Bank of Omaha dated September 17, 2024, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2024.

10.9 (*)

Form of Term Loan Note to be issued by Certain Subsidiaries of Boston Omaha Broadband, LLC, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2024.

10.10 (*)	Security Agreement, dated September 17, 2024 by and among Certain Subsidiaries of Boston Omaha Broadband, LLC and Boston Omaha Broadband, LLC in favor of First National Bank of Omaha, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on May 23, 2024.

10.11 (*)	Guaranty, dated September 17, 2024, by Boston Omaha Broadband, LLC in favor of First National Bank of Omaha, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2024.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

November 12, 2024

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial Officer)

November 12, 2024

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

November 12, 2024