Form 10-K
period 2024-12-31
BOSTON OMAHA Corp
filed 2025-03-28
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $325,359,669.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,872,876 shares of Class A common stock and 580,558 shares of Class B common stock as of March 27, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024 or will be provided on a Form 10-K/A to be filed within 120 days of the registrant's fiscal year ended December 31, 2024.

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

●

A significant portion of our assets are securities we hold in other companies. Our investments in Sky Harbour Group Corporation ("Sky Harbour") Class A common stock and securities of other companies involve a substantial degree of risk and our investments in Sky Harbour Class A common stock and these other securities may be subject to material impairment charges depending on the value of these securities. Our ability to sell all or a portion of the Class A common stock, which are registered, may be limited due to our significant ownership position relative to the total public market float for Sky Harbour's Class A common stock;

●

As we enter new business segments, members of our senior management may have limited or no experience in the industries we operate, and we will be reliant on key personnel. The departure of any of our key personnel could materially and adversely affect us; and

Risks Related to Our Indebtedness

●	Our ability to borrow may be limited in case of adverse changes within the credit market; and

●

Any failure in the future to comply with the covenants set forth in our billboard business and broadband business credit agreements could result in the loan balance becoming immediately due and payable.

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

Risks Related to Ownership of Our Securities

●

The market price and trading volume of our Class A common stock as well as investments we hold in Sky Harbour and other publicly traded securities we own, may be volatile and negatively impacted by broad market fluctuations;

●

Provisions of our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, as a result, depress the trading price of our common stock;

●

Our chief executive officer and certain directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented;

●	We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock;

●	Certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock.

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

Our Company

Boston Omaha Corporation, which we refer to as “the Company,” “our Company,” “we,” “us” or “our,” commenced its current business operations in June 2015 and currently operates four separate lines of business: outdoor billboard advertising, broadband services, surety insurance and related brokerage activities, and an asset management business. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, a company serving the broadband industry, and a publicly-traded developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

Outdoor Billboard Advertising

In June 2015, we commenced our billboard business operations through acquisitions by our wholly owned subsidiary, Link Media Holdings, LLC, which we refer to as "Link," of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2024, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Surety Insurance

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG,” designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of United Casualty and Surety Insurance Company, which we refer to as "UCS," a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. UCS now has licenses to operate in all 50 states and the District of Columbia. In addition, over the last several years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. We currently operate our insurance brokerage businesses under our BOSS Bonds™ tradename. We offer independent insurance agents the opportunity to purchase surety insurance through our computerized portal which offers speed and ease in application processing for the independent agent. We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similar economics.

Broadband Services

In April 2019, we established a broadband subsidiary, Fiber is Fast, LLC, which has changed its name to Boston Omaha Broadband, LLC, which we refer to as "BOB." In March 2020, our subsidiary, FIF AireBeam LLC, which we refer to as "AireBeam," acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire," a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as "UBB," a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, Inc. and Go Fiber LLC, which we refer to on a combined basis now as "InfoWest," fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of December 31, 2024, we have approximately 46,900 broadband customers (15,600 fiber customers) and 39,800 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

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

In recent years, BOAM has been staffed and equipped to support the growth of the fiber and real estate businesses. We have determined that the high costs and significant risks associated with "fund financing" based on current market conditions leads us to conclude that it would be more appropriate to pursue self-funding, bank debt, and other funding options for our fiber business at this time. As a result, we are winding down BOAM's operations and over the past several months have implemented significant cost cutting measures as BOAM now only manage real estate funds. For our funds under management (the 24th Street Funds and the BFR Fund), we plan to sell the assets at the highest price the market will bear while maintaining the business plans for these assets. Additionally, we will be returning capital to our fund partners during the wind-down process on the remaining portion of these assets.

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

●

In December 2017, we invested $10 million in common units of Dream Finders Holdings LLC, which we refer to as "DFH," the parent company of Dream Finders Homes, LLC, a national home builder. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2023, we have sold all our 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

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

●

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as "BOC Yellowstone," served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone." Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, which we refer to as "SHG," a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation, which we refer to as “Sky Harbour.” Sky Harbour’s Class A common stock trades on the NYSE under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●	In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units, which we refer to "Sky Series B Preferred Units." Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. During fiscal 2024, we sold 285,442 shares of Sky Harbour Class A common stock for gross proceeds of approximately $2.9 million. As of December 31, 2024, we held 12,401,589 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we are winding down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

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

Our History

Boston Omaha Corporation was originally incorporated as REO Plus, Inc., which we refer to as “REO,” on August 10, 2009. On March 16, 2015, we reincorporated as a Delaware corporation, adopted new bylaws and changed our name to Boston Omaha Corporation. Our principal business address is 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102, and our telephone number is 402-210-2633. We registered as a reporting company under the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” on November 9, 2016. In 2016, we were listed for trading on the OTCQX under the trading symbol “BOMN,” and in June 2017, in connection with our 2017 public offering, we transferred and uplisted to the NASDAQ Capital Market under the trading symbol “BOMN.”  On January 14, 2022, we transferred our listing to the New York Stock Exchange and now trade under the trading symbol “BOC.”

On February 13, 2015, Magnolia Capital Fund, L.P., which we refer to as “MCF,” and Boulderado Partners, LLC, which we refer to as “BP,” acquired shares of the Company’s common stock representing approximately 95% of the Company’s issued and outstanding shares at the time. MCF is managed by The Magnolia Group, LLC, which we refer to as “Magnolia,” and BP is managed by Boulderado Capital, LLC and Boulderado Group, LLC, which we collectively refer to as “Boulderado.” Magnolia is managed by Adam K. Peterson, our Chairmen and Chief Executive Officer.

On June 18, 2015, we amended and restated our certificate of incorporation and effected a 7:1 reverse stock split of our Class A common stock. We also created an additional series of our stock now named Class B common stock, par value $0.001 per share. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock. There are currently 580,558 shares of our Class B common stock outstanding, which are owned by MCF.

Since 2015, we have raised capital through private investments, public offerings, a bank term loan and revolving loan entered into by Link with a commercial lender, and a bank term loan entered into by BOB with a commercial lender.

Our Relationship with Magnolia and Repurchase of Interests of Boulderado

In its role as general partner of MCF and Magnolia BOC I, LP, which we refer to as "MBOC I", Magnolia, through its ownership of Class A common stock and all of our Class B common stock, controls approximately 31% of the aggregate voting power and, as a result, will for the foreseeable future likely be able to continue to effectively control the election of our directors, determine our corporate and management policies and determine without the consent of our other stockholders the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Adam K. Peterson, our Chief Executive Officer and one of our directors, is a principal in Magnolia. In addition, Magnolia as the only holder of our Class B common stock, has the ability to limit our ability to take certain actions, notwithstanding the approval of a majority of our board of directors to take such action.

The interests of these funds managed by Magnolia may not coincide with the interests of other holders of our Class A common stock. Mr. Peterson also receives compensation from Magnolia for his role as manager of Magnolia. Additionally, these funds are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.

MCF is a private investment partnership in Omaha, Nebraska, which commenced operations in August 2014. MBOC I is a private investment partnership in Omaha, Nebraska, which commenced operations in February 2018. Adam K. Peterson is the sole manager of Magnolia, an investment adviser registered with the SEC. Magnolia is the general partner and the manager of MCF and MBOC I.

On May 9, 2024, the Company, Alex B. Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”).  Effective as of May 9, 2024, Mr. Rozek resigned as an officer and director of the Company and all its direct and indirect subsidiaries, other than as a member of the board of directors of Sky Harbour.  Pursuant to the Separation Agreement, the Company repurchased from Mr. Rozek and Boulderado Partners, LLC, an entity controlled by Mr. Rozek, in the aggregate, 210,000 shares of Company Class A Common Stock, 527,780 shares of Company Class B Common Stock, and 51,994 warrants to acquire 51,994 shares of Company Class B Common Stock. The price of the Class A shares repurchased was based on the 30-trading day volume-weighted average price of the Class A Common Stock for the 30 trading days ending two trading days prior to the execution of the Separation Agreement. The price of the Class B shares repurchased was based on the 30-trading day volume-weighted average price of the Class A Common Stock for the 30 trading days ending two trading days prior to the execution of the Separation Agreement plus a blocking/control premium, for which management employed a third-party valuation expert. The aggregate purchase price paid to Mr. Rozek was $9,175,605, comprised of cash payments of $8,800,480 and 36,705 shares of Class A Common Stock of Sky Harbour. The aggregate purchase price paid to Boulderado was $9,951,113, comprised of cash payments of $7,960,891 and 194,738 shares of Class A Common Stock of Sky Harbour. Pursuant to the Separation Agreement, (a) we transferred to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001 of Sky Harbour, as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek received severance of $960,000, to be paid in equal monthly installments for a period of 18 months, and (c) Mr. Rozek received employee benefits of $75,000, to be paid in equal monthly installments for a period of 18 months, each of which are included within "Employee costs" within our Consolidated Statements of Operations. Mr. Rozek agreed to customary non-solicitation, non-competition, confidentiality, cooperation, and return of property covenants.  As consideration for entering into a non-competition agreement, we paid Mr. Rozek $250,000. In addition, Mr. Rozek and the named executive officers and board of directors of the Company agreed to a mutual non-disparagement covenant, and the Company agreed, subject to certain conditions, to retain Mr. Rozek as its representative on the board of directors of Sky Harbour until December 31, 2026.

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

Outdoor Billboard Advertising. Since June 2015, through over twenty acquisitions, several asset purchases and one exchange, we have acquired numerous billboard structures, many with multiple faces, related easements, and rights in some instances to construct additional billboards. These billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin. We paid a combined purchase price of over $240 million for these billboards and related assets. As of March 1, 2025, we operated approximately 4,000 billboard structures containing approximately 7,600 advertising faces, of which over 100 are digital displays.

Surety Insurance. Since September 2015, through six acquisitions, we have acquired one insurance company (UCS) and five insurance brokerage firms.  We paid a combined purchase price of approximately $21.7 million for these acquisitions. Additionally, we have contributed approximately $33.7 million in statutory capital to UCS. UCS is authorized to issue surety insurance in all 50 states and the District of Columbia, is approved by the United States Department of Treasury, and rated "A-" (Excellent) by A.M. Best Company.

Broadband Services. In March 2020, AireBeam acquired substantially all the business assets of FibAire, a rural broadband internet provider. AireBeam provided high-speed internet to over 8,000 subscribers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. We acquired AireBeam for approximately $12.3 million in cash and issued to FibAire’s co-founder and chief executive 10% of the equity in the newly formed entity. In December 2020, we acquired substantially all of the business assets of UBB, a rural broadband internet provider. UBB provided high-speed internet to over 10,000 subscribers in Salt Lake City, Park City, Ogden, Provo and surrounding communities. We acquired UBB for approximately $21.3 million in cash and issued to Alpine Networks, Inc., UBB’s member, 20% of the equity in the newly formed entity. In June 2021, we purchased the 10% equity stake in AireBeam from FibAire's co-founder and chief executive for approximately $664,000. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. We acquired InfoWest for approximately $38.8 million in cash and issued to the co-founders of InfoWest 20% of the equity in the newly formed entity. In June 2022, UBB completed the acquisition of Strawberry Communications, LLC's internet services business for approximately $1.1 million. In June 2023, InfoWest acquired from Pro Communication and Construction Services, LLC, which we refer to as “ProComm,” broadband construction equipment and related assets for a purchase price of approximately $2.9 million paid in cash. In October 2023, InfoWest acquired substantially all of the business assets of SunRiver Fiber Network from Cable Systems of Nevada, which we refer to as "Cable Systems," for a purchase price of approximately $4.4 million. In April 2024, we entered into agreements with the minority members of UBB and InfoWest, where the original owners exchanged their membership interests in the companies for unregistered shares of Boston Omaha Class A common stock valued at approximately $13.4 million. As a result, BOB now owns 100% of UBB and InfoWest.

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

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2022, we have sold all our 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T, the privately-held parent company of Crescent. Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●	In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone" sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●	In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. During fiscal 2024, we sold 285,442 shares of Sky Harbour Class A common stock for gross proceeds of approximately $2.9 million. As of December 31, 2024, we held 12,401,589 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●	In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we are winding down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle, a company serving the broadband industry.

Industry Background

We currently operate outdoor billboard advertising services, provide broadband services, and sell surety insurance products and have minority investments in commercial real estate management and brokerage companies, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars.

Outdoor Billboard Advertising. We currently own and operate approximately 4,000 billboard structures in the Southeast and Midwest United States containing approximately 7,600 advertising faces, of which over 100 are digital displays. In addition, we hold options to build additional billboards in a few of these states. Over 95% of our billboards reside on leased parcels of property. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large advertising structures consisting of panels, called faces, on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard face. Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (one week to three years). We generally lease individually selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital displays which generally come with shorter term advertising contracts (one week to twelve months). Outdoor billboards were estimated as a $6.3 billion market in the U.S. in 2023 based on industry trade journals. Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for approximately an additional estimated $2.4 billion in revenues in 2023 according to industry sources. There is no concentration of industries to which we lease billboard space.

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

Surety bonds are regulated by state insurance departments. Surety insurance companies operate on a different business model than traditional casualty insurance. Surety is designed to prevent a loss. Though some losses do occur, surety premiums do not contain large provisions for loss payment. The surety takes only those risks which its underwriting experience indicates are reasonable to assume based on its underlying experience. This service is for qualified individuals or businesses whose affairs require a guarantor. The surety views its underwriting as a form of credit, much like a lending arrangement, and places its emphasis on the qualifications of the prime contractor or subcontractor to fulfill its obligations successfully, examining the contractor’s credit history, financial strength, experience, work in progress and management capability. After the surety assesses such factors, it makes a determination as to the appropriateness and the amount, if any, of surety credit. Unlike property and casualty insurance, surety insurance allows the surety insurance company to pursue the contractor or subcontractor which purchased the surety bond for any losses incurred if a claim is made.

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $9.6 billion surety market, based on 2023 industry reports. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements. Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties.

Broadband Services. Our AireBeam, UBB, InfoWest, and FFH businesses provide fiber connectivity to homes, business and community organizations in certain markets in Arizona, Florida, Nevada, Utah, and other locales. Driven by the rising demand for higher bandwidth and faster speed connections for a variety of industrial and residential purposes, fiber optic transmission is becoming more and more common in modern society. Fiber optic cables have a much greater bandwidth than metal cables. The significantly higher amount of information that can be transmitted per unit time of fiber over other transmission media is its most significant advantage. Also, an optical fiber offers low power loss, which allows for longer transmission distances. Fiber optic is generally less susceptible to electromagnetic interference, has greater capacity and weighs less than traditional metal wire connections. Also, fiber optic is made of glass, which can provide certain cost advantages over traditional copper wire. Optical fiber is more difficult and expensive to install than copper wire and special equipment is required to test optical fiber. Fiber optic is also highly susceptible to becoming cut or damaged during installation or construction activities. We believe that the demand for broadband services has increased significantly since the COVID pandemic and that this demand will continue to grow as more businesses and consumers rely on remote connectivity for work, learning, telehealth and other connectivity needs and as new technologies expand the ability to digitally share information and services.

Business Overview and Strategy

Since present management took over in February 2015, we have engaged in (i) acquisitions and minority investments in outdoor billboard advertising, broadband service providers, asset management, surety insurance, commercial real estate services, homebuilding and a bank holding company, (ii) purchases of publicly traded equity securities and (iii) in October 2020 served as the sponsor for an initial public offering for Yellowstone and its subsequent business combination with Sky Harbour in January 2022. Our strategy focuses on investing in companies and lines of business that have demonstrated or which we believe have the potential to consistently demonstrate earnings power over time, with attractive pre-tax historical returns on tangible equity capital, and that we believe are available at a reasonable price.

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

Surety Insurance. UCS has specialized in providing surety bonds since 1989. UCS is an authorized insurance carrier rated A- (“Excellent”) by A.M. Best and is approved by the United States Department of the Treasury (570 Circular). UCS is currently licensed to conduct business in all 50 states and the District of Columbia. In addition to issuing traditional construction bonds for contractors and subcontractors, UCS offers a wide array of miscellaneous, license and permit bonds that protect consumers from the business activities of our customers or provide assurance to counterparties that our insureds will fulfill licensure requirements or faithfully remit monies owed. Our brokerage services currently operate under the name BOSS Bonds Insurance Agency, LLC.

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

Broadband Services. We seek to capitalize on the growing demand for rural internet access and increased bandwidth capacity as the economy shifts towards increased consumer demand and telecommuting work arrangements. AireBeam, UBB and InfoWest operate in several underserved communities in Arizona, Nevada, and Utah that need higher speed and greater internet capacity. Our strategy is to grow our presence in the rural broadband business as we expect many more communities to demand increasingly more bandwidth to their homes and businesses than their current service offering can reliably provide. Within certain markets, we believe that fiber-to-the-home has the potential to be a long-lived asset that fits into our objective to invest in what we believe are durable businesses that have the potential to achieve favorable pre-tax returns on invested capital. Recent studies suggest that a significant proportion of homes in the United States, particularly outside of major metropolitan areas, have not connected to high-speed broadband services as their communities lack all-fiber connectivity. We believe that the combination of the rural broadband business models at AireBeam, UBB and InfoWest we acquired together with our stronger balance sheet provides a competitive platform to bring fiber-to-the-home to additional communities in Arizona, Nevada, and Utah and other similarly situated communities in other states. In addition, through our FFH business, we have entered into contracts with home builders to bring fiber-to-the-home in large residential developments currently under construction and expect to continue to expand this to additional developments in the future. We believe that the fiber-to-the-home market shares similar qualities with our billboard and surety insurance markets in providing a diversified customer base in markets which impose some obstacles to competitors. We also believe that many broadband systems are owned by a significant number of small operators which may be interested in being acquired, providing us the potential for continued future growth in the broadband internet provider market.

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

Broadband Services. Our broadband services businesses provide high-speed internet connectivity and are aimed at rural and other underserved communities that need higher speed and greater internet capacity. In the future, leading cable operators, such as Comcast, Charter Communications and Altice USA, and other competitors, as well as other corporations providing competitive services, such as AT&T, T-Mobile and Verizon, may seek to enter the markets we serve. In addition, we may face competition from 5G in the home and other services incorporating new technologies. Technological changes are further intensifying and may challenge existing business models. Our internet services are expected to compete with wireless phone companies, satellite and other broadband providers, as well as wireline phone companies and other providers of wireline internet service and others seeking to build fiber-based network infrastructure.

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

As of March 1, 2025, we had 452 employees, of which 287 were in broadband operations, 93 were in billboard operations, 67 were in insurance services and 5 were in administrative or corporate related activities. Currently, more than 90% of our employees are full time. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

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

Regulation of Our Outdoor Advertising Business

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

 Regulation of Our Surety Insurance Business

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

Rate and Rule Approvals. GIG’s domestic insurance subsidiaries are subject to each state’s laws and regulations regarding rate, form, and rule approvals. The applicable laws and regulations generally establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to adjust rates and the relative timing of the process is dependent upon each state’s requirements. Many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. In addition, the Bureau of Fiscal Services of the United States Treasury administers the corporate Federal surety bond program, which issues certificates of authority to authorized surety companies, analyzes the financial statements of applicants and authorized companies to ensure compliance, and publishes lists of companies holding a certificate authority.

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

Borrowing of money. On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), that modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. As we continue to expand our billboard business through acquisitions, we may seek to increase the funds available to us through this Credit Facility or with a different lender. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028. The Term Loan has a fixed interest rate of 4.00% per annum. On May 30, 2024, Link entered into a Ninth Amendment to Credit Agreement, which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit from $10,000,000 to $15,000,000. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The new revolving line of credit is due and payable on August 12, 2026. Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of December 31, 2024. The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate.

On September 17, 2024, three operating subsidiaries of BOB entered into a Credit Agreement (the “BOB Credit Agreement”) also with First National Bank of Omaha under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “BOB Credit Facility”). The three operating subsidiaries which are the borrowers under the BOB Credit Agreement are AireBeam, InfoWest and UBB (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses and must be drawn by September 16, 2025. The BOB Credit Agreement provides for incremental drawdowns of the term loan in minimum increments of $1,000,000. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There is a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment. Pursuant to the BOB Credit Agreement, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period. BOB was in compliance with these covenants as of December 31, 2024. The BOB Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all of their assets to the Lender.

Long-term debt included within our consolidated balance sheet as of December 31, 2024 consists of approximately $3,400,000 under BOB's credit facility, of which approximately $350,000 is classified as current, and $36,123,138 under Link's credit facility, of which $851,444 is classified as current and $9,600,000 is related to its revolving line of credit.

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

Share repurchase program. On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we announced our intention to repurchase up to $20 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During fiscal 2024, we repurchased 111,323 shares of our Class A common stock for a total cost of $1,589,322.

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

We have incurred losses from operations in each year since 2015, when Magnolia and Boulderado purchased majority ownership in the company, sold the prior business and commenced new business activities. Our net loss from operations for the fiscal years ended December 31, 2024 and 2023 was approximately $8.5 million and $8.9 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

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

In addition to our review for possible impairment charges to securities we hold, we annually test goodwill for impairment and did so as of October 1, 2024. Based on our review at October 1, 2024, no impairment charge was required. We continue to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For example, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350, Goodwill and Other Intangible Assets and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s financial condition and results of operations.

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

We may also raise additional capital pursuant to our 2022 Shelf Registration Statement which allows us to sell up to $500,000,000 in equity securities in public or private placements based on our capital needs. In December 2022, we established an "at the market" offering program with Wells Fargo Securities as sales agent which allows us to sell up to $100,000,000 in our Class A common stock (the "ATM Program"). Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock for gross proceeds of approximately $205,000 in December 2022 and 1,532,065 shares of our Class A common stock for gross sale proceeds of approximately $37.5 million during fiscal 2023. We did not sell any shares of our Class A common stock during fiscal 2024. Our 2022 Shelf Registration Statement expires in May 2025 and we intend to replace it with a new shelf registration statement.

Our 2022 Incentive Plan allows us to issue up to a total of 1,575,000 shares of Class A common stock (as defined under the Plan). In addition, the maximum number of shares of Class A common stock that may be delivered in satisfaction of awards will automatically increase, on February 1st of each calendar year, for a period ending on (and including) February 1, 2032 (each, an “Evergreen Date”) in an amount such that both the total number of shares of stock available and previously issued under the 2022 Incentive Plan shall equal five percent (5%) or such lesser amount outstanding as may be determined by our Board of Directors on the December 31st immediately preceding the applicable Evergreen Date. The number of shares of stock will also be adjusted for any stock dividend, stock split or combination of shares (including a reverse stock split), recapitalization or other change in our capital structure, plus any shares that are subject to awards that expire or are terminated or cancelled without the delivery of shares. To date, we have issued 142,134 shares of our Class A common stock under the 2022 Incentive Plan.

We may incur potential future impairment charges for holdings in Sky Harbour Group Corporation Class A common stock and other investments and potential volatility in earnings due to our investments in Sky Harbour Group Corporation and other public securities.

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

We currently account for our investment in Sky Harbour Class A common stock under the equity method. We have evaluated our investment in Sky Harbour as of December 31, 2024, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events.

If Sky Harbour's stock price drops below our carrying value of $5.80 per share for a sustained period of time, it will likely result in an impairment of our investment. As of December 31, 2024, the closing price of Sky Harbour Class A common stock was $11.93 per share and we held 12,401,589 shares of Sky Harbour Class A common stock and warrants to purchase 7,719,779 shares of Class A common Stock at a price of $11.50 per share. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions. As a result, we could incur a material impairment charge at any time in the future if we deem our investment to be impaired.

Generally accepted accounting principles require us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if we are deemed to no longer have significant influence, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. Such mark to market accounting could result in significant volatility in our earnings based on changes in Sky Harbour's public stock price. Also, while we intend to hold our Sky Harbour Class A common stock for the long term, we have sold a small percentage of our Sky Harbour Class A common stock in 2024 and 2025 and may elect to sell all or a portion of our holdings for a variety of reasons resulting in realized losses or gains.

Similarly, losses in investments in other securities we currently own or which we may acquire in the future could also materially adversely impact our operating results and our stockholders’ equity.

Our significant equity ownership in Sky Harbour Group Corporation's Class A common stock and warrants may make it difficult for us to resell a significant portion of our Sky Harbour Group Corporation securities in a short period of time.

In 2020, we acted as the sponsor for the initial public offering of Yellowstone, a special purpose acquisition company ("SPAC"). As sponsor, we purchased approximately 3,300,000 shares of Yellowstone Class B common stock at a cost of $25,000 and private placement warrants at a cost of approximately $7.8 million. Between August 1, 2021 and January, 2022, we invested an additional $100 million in purchasing additional securities of Sky Harbour. The first financing in August 2021, in which we acquired 5,500,000 units of Sky Harbour LLC Class B Preferred Units allowed Sky Harbour LLC to consummate a private activity bond financing raising $160 million in proceeds in September 2021. Also, upon the closing of the Sky Harbour business combination in January 2022, we purchased an additional 4,500,000 shares of Class A common stock. Upon the closing of the Sky Harbour business combination, our Class B Preferred Units and Class B common stock converted to Class A common stock of Sky Harbour and our private placement warrants are now exercisable to purchase 7,719,779 shares of Class A common stock of Sky Harbour. Each Sky Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment, with each Sky Warrant being exercisable and non-redeemable. Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Class A common stock to an investor in the Yellowstone IPO. To date, we have invested a total of $107.8 million in Sky Harbour. All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. In 2024 and early 2025, we have sold in the open market or otherwise transferred a total of 907,577 shares of Sky Harbour Class A stock. Due to the current trading volume of Sky Harbour Class A common stock, we anticipate that it would be difficult to sell any significant amount of our Sky Harbour Class A common stock and Warrants at the present time and for the foreseeable future. As of March 27, 2025, we and our UCS subsidiary collectively owned 12,210,897 shares of Sky Harbour Class A common stock and 7,719,799 warrants to purchase Sky Harbour Class A common stock.

Our investments in Sky Harbour Group Corporation's Class A common stock and Sky Warrants and other publicly traded securities involve a substantial degree of risk.

In addition to our investments in privately-held companies and our investment in the Sky Harbour Class A common stock and Sky Warrants, we may purchase publicly traded common stock and other equity securities, including warrants and corporate bonds. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also generally experienced significantly more volatility in those returns. The publicly traded securities we acquire may fail to appreciate and may decline in value or become worthless. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities and corporate bonds involve special risks, such as the risk of deferred distributions, credit risk, illiquidity, changes in value based upon interest rates changes and other macroeconomic factors, and limited voting rights. Under generally accepted accounting principles, we may be required to reflect the value of our securities in publicly-traded companies at their current market value as of the end of each fiscal quarter. As a result, this mark-to-market accounting can change values for these types of securities on our balance sheet as market conditions change. Mark-to-market accounting can become volatile if market prices fluctuate greatly and changes in the fair value of investments could significantly impact our reported results.

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

The existing and future indebtedness incurred by our billboard and broadband businesses may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Failure to comply with the terms of the indebtedness could result in a default by our billboard or broadband business that could have material adverse consequences for us.

Link entered into a credit agreement in August 2019 with a commercial bank which provides Link and its subsidiaries the opportunity to borrow through a combination of long-term debt and a line of credit. Link's current borrowings under the bank credit facility as of December 31, 2024 totaled $36,123,138, of which $9,600,000 is related to its revolving line of credit. The revolving line of credit is due in 2026 and the remaining balance of the term loan becomes due and payable in 2028. In September 2024, three operating subsidiaries of BOB entered into a credit agreement with the same commercial bank under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans. BOB's current borrowings under the bank credit facility as of December 31, 2024 totaled $3,441,666 and we borrowed an additional $3,500,000 under this credit facility in January 2025. In addition, Link and BOB may incur additional indebtedness in the future. Accordingly, Link and BOB are subject to the risks associated with significant indebtedness, including:

●	Link and BOB must dedicate a portion of their cash flows from operations to pay principal and interest and, as a result, it may have less funds available for operations and other purposes;

●	Link and BOB may find it more difficult and expensive to obtain additional funds through financings, if available at all;

●

if Link or BOB defaults under their credit facilities, including failing to pay the outstanding principal when due, and if the lender demands payment of a portion or all the indebtedness, they may not have sufficient funds to make such payments;

●

if Link or BOB are unable to refinance indebtedness due to business and market factors, including disruptions in the capital and credit markets, lenders deem the estimated cash flows and assets to be insufficient, and other adverse financial, competitive, business and other factors, including factors beyond Link's and BOB's control;

●	if refinanced, the terms of a refinancing may not be as favorable as the original terms of the related indebtedness; and

●	BOB's debt and Link's line of credit are subject to changes in interest rates.

The occurrence of any of these events could materially adversely affect Link or BOB, which would adversely affect our results of operations and financial condition and adversely affect our stock price.

Furthermore, a failure to comply with the obligations contained in the loan agreements governing Link's indebtedness and BOB's indebtedness could result in an event of default under such agreements which could result in an acceleration of debt under other instruments evidencing indebtedness that contains cross-acceleration or cross-default provisions. If Link's indebtedness or BOB's indebtedness were to be accelerated, there can be no assurance that their future cash flow or assets would be sufficient to repay in full such indebtedness.

We may in the future rely in part on Link and BOB to provide us with the funds necessary to make distributions to us to meet our financial obligations. The leverage on Link's assets and BOB's assets may affect the funds available to us if the terms of the debt restrict the ability of Link and BOB to make distributions to us. In addition, Link and BOB will generally have to service their debt obligations before making distributions to us or any of our other subsidiaries and any such distributions may require the consent of the lender. Leverage may also result in a requirement for liquidity, which may force the sale of assets at times of low demand and/or prices for such assets.

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

Restrictive covenants in Link's indebtedness and BOB's indebtedness may limit management’s discretion with respect to certain business matters.

Instruments governing Link's indebtedness and BOB's indebtedness contain restrictive covenants limiting Link's and BOB's discretion with respect to certain business matters. These covenants could place significant restrictions on, among other things, their ability to create liens or other encumbrances, to make distributions to us or make certain other payments, investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity. Covenants also require Link and BOB to meet certain financial ratios and financial condition tests. A failure to comply with any such covenants could result in a default which, if not cured or waived, could permit acceleration of the relevant indebtedness.

If we are unable to manage our interest rate risk effectively, our cash flows and operating results may suffer.

Advances under Link's $15 million revolving line of credit and BOB's credit facility bear interest at a variable rate. Also, we may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipate based upon historical trends would adversely affect our cash flows and we may not be able to hedge such exposure effectively, if at all.

We may raise additional capital pursuant to debt financing, and such debt financing arrangements may contain covenants, which, if not complied with, could have a material adverse effect on our financial condition.

Other than the bank borrowings to Link and BOB, to date we have not had a significant debt financing. However, as our operations grow and we achieve certain levels of revenue and cash flows, we may consider utilizing debt to finance additional acquisitions and our operations. Subject to market conditions and availability, we, or our subsidiaries, may incur significant debt through credit facilities (including term loans and/or revolving facilities), structured financing arrangements, public and private debt issuances or otherwise. Future debt financing arrangements may contain various covenants, including restrictive covenants, which, if not complied with, could have a material adverse effect on our ability to meet our debt obligations and our overall financial condition. Additionally, future debt financing arrangements may be at the subsidiary level, but could include a guaranty by us, and could require a pledge of all or substantially all of our, and/or our subsidiaries’ assets.

The amount of leverage we use will vary depending on our available acquisition and investment opportunities, our available capital, our ability to obtain and access financing arrangements with lenders, and the lenders’ and our estimates of the stability of our operating cash flows. Our governing documents contain no limit on the amount of debt we may incur, and we may significantly increase the amount of leverage we utilize at any time without approval of our shareholders. The amount of leverage on individual assets may vary, with leverage on some assets substantially higher than others, including at the subsidiary level. Leverage can enhance our potential returns but can also exacerbate our losses.

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

Surety Insurance. Our insurance business operates in an environment that is highly competitive and very fragmented. We will likely compete with other global insurance and reinsurance providers, including but not limited to Travelers, Liberty Mutual, Zurich Insurance Group, Lloyds, and CNA Insurance Group, as well as numerous specialist, regional and local firms in almost every area of our surety business. Further, new competitors may regularly enter the market. In addition to UCS, we also operate a nationwide surety insurance brokerage firm, and the surety insurance brokerage industry has relatively low barriers to entry. We may experience significant competition and our competitors may have greater financial, marketing and human resources than us.

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

Any additional industries or markets that we may enter, whether through future acquisitions or development of a new business line, will also likely be occupied by established competitors. Many of our current competitors have substantially greater financial, marketing, product development, and human resources than we do. Accordingly, even if there is a large market for our products and services in the industries in which we compete, there can be no assurance that our products and services will be purchased by consumers at a rate sufficient for us to achieve our growth objectives.

Our management recognizes that we will, therefore, be forced to compete primarily on the basis of price, location, performance, service, and other factors. Our management believes that our ability to achieve sustained profitability will depend primarily on our ability to consummate acquisitions of assets and businesses in competitive markets, skillfully allocate capital and manage our businesses, and establish competitive advantages in each of our businesses. This approach requires that our management perform at a high level and is fraught with risks, many of which are beyond our control or ability to foresee.

Adverse economic conditions could negatively affect our results of operations and financial condition.

Our results of operations are sensitive to changes in overall economic conditions that impact consumer and commercial spending, including discretionary spending and the financial impact to consumers and businesses from inflation. Future economic conditions such as employment levels, business conditions, interest rates and tax rates could reduce our revenues. A general reduction in the level of business activity could adversely affect our financial condition and/or results of operations. Future changes in government regulation and funding could also directly or indirectly adversely impact our businesses.

A continued deterioration in general economic conditions may harm our business, results of operations, cash flows, and financial position. General global and domestic economic conditions directly affect the levels of demand and production of consumer goods, levels of employment, the availability and cost of credit, and ultimately, the demand for our billboard, surety insurance, and broadband products and services and the profitability of our business. The U.S. economy has experienced persistent inflation, and we have experienced, and continue to experience, cost inflation across our business lines. Inflation has resulted in, and may continue to result in, higher costs, which we may not be able to recover through higher prices charged to our customers or otherwise. Interest rates have increased, which may result in lower consumer demand and higher borrowing costs, and may cause general economic conditions to deteriorate and could impact our cost of borrowing. Also, reduced government spending could impact our operating businesses and result in the loss of programs which may benefit our businesses, such as programs to encourage development of broadband services in underserved areas. Decreases in the value of equity securities our UCS subsidiary owns could require us to provide additional capital to UCS to maintain its level of business under regulatory requirements. Increases in tariffs could adversely impact the costs of materials and our ability to obtain such materials. If global economic conditions continue to deteriorate, economies could experience a recession, which may result in higher unemployment rates, lower disposable income, lower consumer spending, and lower Company earnings and investment. These factors may result in continued lower demand for our products and services and negatively affect our business, results of operations, and cash flows.

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

The delivery of our services and products requires sales, operations, financial, and underwriting professionals and other personnel with substantial work experience in our lines of business. Workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment. Our ability to be productive and profitable will depend upon our ability to employ and retain workers with certain backgrounds and experience, such as experienced sales professionals, workers with substantial experience in insurance underwriting, risk and financial analysis, and individuals with broadband operations experience. In addition, our ability to further expand our operations according to geographic demand for our services depends in part on our ability to relocate or increase the size of our qualified and experienced labor force. The demand for experienced workers in our areas of operations can be high, the supply may be limited and we may be unable to relocate our employees from areas of lower utilization to areas of higher demand. A significant increase in the wages paid by competing employers could result in a reduction of our workers with required experience, increases in the wage rates that we must pay, or both. Further, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available pool of qualified and experienced individuals, and there is no assurance that the availability of such qualified and experienced labor will improve following a subsequent increase in demand for our services or an increase in wage rates. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

We are heavily reliant upon our executive management team.

We depend heavily on the efforts and services of our executive officers and other members of our management team to manage our operations, including our Chief Executive Officer and our Chief Financial Officer and the senior management of our operating subsidiaries. The unexpected loss or unavailability of key members of management may have a material adverse effect on our business, financial condition, results of operations, or prospects. Although our Chief Executive Officer devotes most of his business time to us and is highly active in our management, he expends part of his time on other business ventures. Among other commitments, our Chief Executive Officer is a managing member of separate investment management entities and is not obligated to devote any specific number of hours to our affairs. This key employee may not be able to dedicate adequate time to our businesses and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by his other professional obligations.

Our executive officers and directors may experience a conflict of interest between their duties to us and to affiliated parties.

Our Chief Executive Officer, Adam K. Peterson, is a managing member of separate investment management entities that collectively own 18.1% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and that of our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Brendan J. Keating is also the Manager of Logic, 24th Street and Local Asset Management, LLC. Adam K. Peterson, Brendan J. Keating and Jeffrey C. Royal (where Mr. Royal has recently been appointed as Chief Executive Officer) all serve as members of the board of directors of Old Market Capital Corporation and Adam K. Peterson and David Graff serve as members of the board of directors of Nelnet, Inc.

Disruptions to our information technology systems and any cybersecurity breaches could disrupt our business operations and have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

The operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage, among other things, our business data, communications, supply chain, inventory management, customer order entry and order fulfillment, processing transactions, summarizing and reporting results of operations, human resources benefits and payroll management, compliance with regulatory, legal and tax requirements, and other processes and data necessary to manage our business. Disruptions to our information technology systems, including any disruptions to our current systems and/or as a result of transitioning to additional or replacement information technology systems, as the case may be, could disrupt our business and could result in, among other things, transaction errors, processing inefficiencies, loss of data and the loss of sales and customers, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems disruptions, system conversions, security breaches, cyberattacks, phishing attacks, viruses and/or human error. In any such event, we could be required to make a significant investment to fix or replace our information technology systems, and we could experience interruptions in our ability to service our customers. These risks have been and may continue to be exacerbated as a result of remote working. Any such damage or interruption could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

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

Outdoor Billboard Advertising. Our billboard businesses are regulated by governmental authorities in the jurisdictions in which we operate. These regulations could limit our growth by putting constraints on the number, location and timing of billboards we wish to erect. New regulations and changes to existing regulations may also curtail our ability to expand our billboard business and adversely affect us by reducing our revenues or increasing our operating expenses. For example, settlements between major tobacco companies and all U.S. states and certain U.S. territories include a ban on the outdoor advertising of certain types of tobacco products. Alcohol products and other products may be future targets of advertising bans, and legislation, litigation or out-of-court settlements may result in the implementation of additional advertising restrictions that impact our business. Any significant reduction in alcohol-related advertising or the advertising of other products due to content-related restrictions could negatively impact our revenues generated from such businesses and cause an increase in the existing inventory of available outdoor billboard space throughout the industry.

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

Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts. For example, many reinsurance policies now exclude coverage of terrorism. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. In addition, the cost for reinsurance has risen significantly over the past several years and future increases in the cost of reinsurance and any increases in the retention amount of such policies could impact the operating results of our surety insurance business.

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

The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties, increased frequency of small claims or delays in the reporting of claims, the impact of inflation on the cost of services and materials, and the ability of the principal to repay the surety company for any claims the surety company must pay.

We attempt to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established or reviewed. Due to the inherent uncertainty underlying claims and claim adjustment expense reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than will be currently reserved.

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

In 2023, we identified a material weakness in our internal control over financial reporting in connection with our previous accounting for our investment in the 24th Street Funds under Accounting Standards Codification 323, Equity Method and Joint Ventures for fiscal year 2022. Although this material weakness was subsequently remediated, any future material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

●

accounting charges associated with operating losses at Sky Harbour as well as any reductions in the value of our investments in Sky Warrants, reductions in value for publicly traded securities which we mark to market, and impairment charges for our investments in private companies;

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

The stock market in general, and market prices for the securities of companies like ours in particular, as well as companies such as Sky Harbour, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our operating performance.

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

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price. As of March 27, 2025, MBOC I holds for the benefit of Massachusetts Institute of Technology ("MIT") and a pension fund managed by MIT 5,589,253 shares of our Class A common stock. In addition, the MIT affiliated pension fund separately reported that as of February 14, 2025, it owns an additional 2,444,473 shares of our Class A common stock. Additionally, Mr. Peterson and entities managed by Magnolia own 587,031 shares of our Class A common stock and 580,558 shares of our Class B common stock, which converts on a one for one basis into an equivalent number of shares of our Class A common stock.

Pursuant to the exercise of rights under a registration rights agreement, in September 2021, we registered a total of 9,698,705 shares of Class A common stock, including 6,437,768 shares of Class A common stock owned by MBOC I and beneficially owned by entities associated with MIT and the remaining 3,260,937 shares owned directly by certain entities affiliated with MIT and also grants them the right to participate in future registrations of securities by us, subject to certain conditions. In May 2022, we updated the Registration Statement to reflect subsequent distributions of certain shares of Class A common stock owned by MBOC I to MIT, resulting in a reduction in the number of shares registered to 8,297,039 shares of our Class A common stock. These registration rights continue until the earlier of March 31, 2033 or the date when an investor may resell the shares of our Class A common stock under Rule 144 as of the date when all registrable securities held by and issued to such investor may be sold under Rule 144 under the Securities Act during any 90 day period.

In May 2022, we also registered 1,018,660shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. As of December 31, 2024, certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock.

As of March 27, 2025, an additional 563,725 shares of our Class A common stock are owned directly or indirectly by our officers and directors and their affiliates other than Mr. Peterson and are available for resale under Rule 144 under the Securities Act. In addition, we have issued 142,134 shares of our Class A common stock under the 2022 Long-Term Incentive Plan and may issue additional shares in the future. Although we have not registered the shares issued or available for issuance under the 2022 Long-Term Incentive Plan, we may do so in the future.

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

Entities managed by Magnolia currently effectively control 31.1% of the votes needed on all voting matters brought before our stockholders, making it difficult for stockholder proposals not approved by Magnolia to receive stockholder approval.

Currently, MCF owns all of our Class B common stock and entities managed by Magnolia own 18.1% of our Class A common stock, resulting in their holding 31.1% of the aggregate voting power of the company. As a result, Mr. Peterson and entities managed by Magnolia together control 32.7% of the aggregate voting power. Moreover, it is possible that entities managed by Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia will likely continue to effectively make it more difficult for stockholder proposals not approved by Magnolia to pass; make it more difficult for director nominations not approved by Magnolia to succeed; and, as a result, Magnolia may effectively control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

The interests of the entities managed by Magnolia may not coincide with the interests of other holders of our Class A common stock. The entities managed by Magnolia are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The entities managed by Magnolia may also pursue, for their own managers’ or members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as MCF continues to own our Class B common stock or entities managed by Magnolia own a majority of our outstanding Class A common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.

Certain actions cannot be taken without the approval of MCF due to its ownership of Class B common stock.

MCF, the holder of record of all of the shares of Class B common stock, exclusively and as a separate class, is entitled to elect a director to our Board of Directors, which we refer to as the “Class B Director.” The Class B Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class B common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders.

At any time when shares of Class B common stock are outstanding, we may not, without the affirmative vote of the Class B Director:

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

We do not intend to pay dividends for the foreseeable future, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our Board of Directors may, in its discretion, modify or repeal our dividend policy or discontinue entirely the payment of dividends. The declaration and payment of dividends depends on various factors, including: our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UCS insurance operations and Link’s and BOB's credit agreements prohibits them from issuing dividends to us if as a result of any such dividend would be in violation of the financial covenants set forth in the credit agreements.

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

As of March 27, 2025, we had 7,848,893 shares of Class A common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, subject to applicable laws and NYSE rules, whether in connection with acquisitions, financings or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price and antidilution protection, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Class A common stock could be depressed to some extent by the existence of the preferred stock. As of March 27, 2025, no shares of preferred stock have been issued.

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

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business, financial condition, results of operations, and prospects.

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

Sections 382 and 383 of the Internal Revenue Code contain rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carry forwards and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined in Section 382 of the Internal Revenue Code as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating losses, which we refer to as “NOLs,” credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. In addition, tax net operating loss carry forwards generated in years beginning after December 31, 2017 may be carried forward indefinitely but are only available to offset 80% of future taxable income. This could result in increased U.S. federal income tax liability for us if we generate taxable income in a future period. Limitations on the use of NOLs and other tax attributes could also increase our state tax liability. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income (if any) with losses, or our tax liability with credits, before such losses and credits expire. Accordingly, these limitations may increase our federal income tax liability. NOLs generated during 2018 and thereafter do not expire.

As of December 31, 2024, we had NOLs of approximately $91.1 million. We have assessed the impact of the 2018 private placement, our “at the market” offerings, our 2020 public offering, our 2021 public offering, and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and do not anticipate that such shifts would result in any permanent limitation on our ability to utilize NOLs. Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may be also at risk of limitation in the event of a future ownership change.

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

Commencing in 2024, our Audit and Risk Committee, on behalf of the board of directors, is overseeing our cybersecurity risk management program.

Item 2.    Properties.

Our corporate headquarters is located in Omaha, Nebraska. As of December 31, 2024, we maintained offices in various locations in the United States with leases expiring between 2025 and 2042. In connection with the acquisition of various billboard sites, we own a small percentage of these sites and in most instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained. We also own several parcels in Arizona used by our broadband business for storage of equipment.

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

As of March 27, 2025, the closing price per share of our common stock was $14.80, as reported by the NYSE.

Holders of Our Common Stock

As of March 27, 2025, there were approximately 100 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.  As of March 27, 2025, there were 30,872,876 shares of Class A common stock outstanding. As of March 27, 2025, we also had 580,558 shares of Class B common stock held entirely by MCF.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, opportunity set for retained capital, and other considerations that our Board of Directors deems relevant. In addition, state insurance regulators will limit the amount of dividends, if any, we can draw from our UCS insurance operations. In addition, the loan credit facilities at Link and BOB limit their ability to issue cash dividends to us during any period in which they are in default of any loan covenant. Our Board of Directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.

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

Recent Sales of Unregistered Securities

In addition to restricted stock grants issued to employees under the 2022 Incentive Plan in February 2025, on January 10, 2025, Magnolia Capital Fund exercised, in full, two warrants issued in 2015 and which expire in June 2025 to acquire 51,516 shares of our Class B common stock at an exercise price of $10.00 per share and to acquire 1,262 shares of our Class B common stock at an exercise price of $8.00 per share. No other warrants are issued and outstanding.

Equity Compensation Plans

In August 2022, our shareholders approved the 2022 Incentive Plan. Commencing in January 2023, we have issued stock grants under the 2022 Incentive Plan of our Class A common stock to our Chief Financial Officer, Chief Accounting Officer, the president of our billboard subsidiary, the president of our broadband subsidiary, other key employees, and our current and previous independent directors totaling 142,134 shares. Certain of the grants to the employees and the independent directors are subject to vesting periods of up to three years from the date of grant. The 2022 Incentive Plan currently is authorized to issue 1,575,000 shares of our Class A common stock and maintains an evergreen provision allowing for the issuance of a total of 5% of our issued and outstanding Class A common stock and Class B common stock, which amount is adjusted annually based on shares outstanding at the end of the fiscal year. We currently have 1,432,866 shares available for grant under the 2022 Incentive Plan.

Issuer Purchases of Equity Securities

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During fiscal 2024, we repurchased 111,323 shares of our Class A common stock for a total cost of $1,589,322.

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

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2024, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which partners with builders, developers and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of December 31, 2024, we have approximately 46,900 broadband customers (15,600 fiber customers) and 39,800 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

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

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH’s initial public offering through December 31, 2022, we have sold all our 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T, the privately-held parent company of Crescent. Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone". Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE American under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. During fiscal 2024, we sold 285,442 shares of Sky Harbour Class A common stock for gross proceeds of approximately $2.9 million. As of December 31, 2024, we held 12,401,589 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●	In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we are winding down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle, a company serving the broadband industry.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. Our insurance market primarily services small contractors, small and medium-sized businesses and individuals required to provide surety bonds (i) in connection with their work for government agencies and others, (ii) in connection with contractual obligations, or (iii) to meet regulatory requirements and other needs. We have expanded the licensing of the UCS business to all 50 states and the District of Columbia and developed and brought to market an electronic portal allowing independent insurance agents to more easily and efficiently purchase surety insurance. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We expect to expand our broadband services in Arizona, Florida, Nevada, Utah and in other locations. In the future, we expect to expand the range of services we provide in the insurance sector, seek to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors, although we expect to place a primary emphasis on growing our existing business lines over the next several years. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and Sky Harbour has provided each company the opportunity to significantly grow its business. We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of public companies, various corporate and government bonds and U.S. treasuries. In broadband services, we believe that our fiber-to-the-home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following is a comparison of our results of operations for the year ended December 31, 2024, which we refer to as “fiscal 2024,” compared to the year ended December 31, 2023 which we refer to as “fiscal 2023.”

Revenues.  For fiscal 2024 and fiscal 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2024		2023		2024 vs 2023
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$45,153,076	41.7%	$42,940,369	44.6%	$2,212,707
Broadband services	39,098,228	36.1%	35,340,502	36.7%	3,757,726
Premiums earned	19,759,540	18.2%	13,932,659	14.5%	5,826,881
Insurance commissions	1,962,692	1.8%	1,884,007	2.0%	78,685
Investment and other income	2,301,365	2.2%	2,156,199	2.2%	145,166
Total Revenues	$108,274,901	100.0%	$96,253,736	100.0%	$12,021,165

We realized total revenues of $108,274,901 during fiscal 2024, an increase of 12.5% over revenues of $96,253,736 during fiscal 2023. The key factors impacting revenue across each of our businesses during fiscal 2024 were as follows:

●	Net billboard rentals increased by 5.2% in fiscal 2024 when compared to fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets.

●	Revenue from broadband services increased by 10.6% in fiscal 2024 when compared to fiscal 2023, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased by 41.8% in fiscal 2024 when compared to the fiscal 2023. The increase in premiums earned was primarily due to increases in gross written premium production throughout fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 4.2% in fiscal 2024 when compared to fiscal 2023, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS and BOAM increased by 6.7% from $2,156,199 in fiscal 2023 to $2,301,365 in fiscal 2024.

Expenses.  For fiscal 2024 and fiscal 2023, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2024		2023		2024 vs 2023
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$15,496,805	14.3%	$15,136,817	15.7%	$359,988
Cost of broadband revenues	9,444,030	8.7%	9,955,518	10.3%	(511,488)
Cost of insurance revenues	9,400,691	8.7%	6,808,167	7.1%	2,592,524
Employee costs	38,146,193	35.2%	32,561,929	33.8%	5,584,264
Professional fees	4,898,144	4.5%	4,665,515	4.9%	232,629
General and administrative	16,237,654	15.0%	16,112,243	16.8%	125,411
Depreciation	14,495,747	13.4%	12,155,096	12.6%	2,340,651
Amortization	7,683,952	7.1%	7,409,939	7.7%	274,013
Accretion	218,472	0.2%	216,501	0.2%	1,971
Loss on disposition of assets	720,691	0.7%	84,414	0.1%	636,277
Total Costs and Expenses	$116,742,379	107.8%	$105,106,139	109.2%	$11,636,240

During fiscal 2024, we had total costs and expenses of $116,742,379, as compared to total costs and expenses of $105,106,139 in fiscal 2023. Total costs and expenses as a percentage of revenues decreased from 109.2% in fiscal 2023 to 107.8% in fiscal 2024. The key factors impacting costs and expenses across each of our businesses during fiscal 2024 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 35.2% in fiscal 2023 to 34.3% in fiscal 2024. The decrease was mainly related to lower ground rent expense and other costs of revenues as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 28.2% in fiscal 2023 to 24.2% in fiscal 2024. The decrease was mainly driven by lower commissions paid within other broadband costs of revenues as well as reduced maintenance costs and cell site rent related to our fixed wireless networks as a percentage of broadband revenues.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 38.5% in fiscal 2023 to 39.4% in fiscal 2024. The increase was mainly due to higher loss and loss adjustment expense as a percentage of insurance revenues, which was partially offset by lower commissions paid as a percentage of insurance revenues.

●

Employee costs in fiscal 2024 were $38,146,193, or 35.2% of total revenues, as compared to $32,561,929, or 33.8% in fiscal 2023. The increase as a percentage of total revenues was mainly driven by one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement. Excluding the one-time severance and bonus payments, employee costs would have decreased to 32.1% of total revenues in fiscal 2024.

●

Professional fees in fiscal 2024 were $4,898,144, or 4.5% of total revenues, as compared to $4,665,515, or 4.9% of total revenues, in fiscal 2023. Excluding the one-time professional fees associated with our former Co-CEO's separation and stock repurchase agreement, professional fees would have decreased to 3.8% of total revenues in fiscal 2024.

●

General and administrative expenses in fiscal 2024 were $16,237,654, or 15.0% of total revenues, as compared to $16,112,243, or 16.8% of total revenues, in fiscal 2023. The decrease as a percentage of total revenues was mainly driven by higher organic revenue growth within our billboard, broadband and insurance businesses as well as lower general and administrative expenses at Boston Omaha's parent company.

●

Non-cash expenses in fiscal 2024 included $14,495,747 in depreciation expense, $7,683,952 in amortization expense, and $218,472 in accretion expense related to asset retirement obligations for certain billboard and broadband assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations in fiscal 2024 was $8,467,478, or 7.8% of total revenues, as compared to a net loss from operations of $8,852,403, or 9.2% of total revenues, in fiscal 2023. The decrease in net loss from operations was primarily due to improved operations within our billboard, broadband and insurance businesses, which were partially offset by one-time costs associated with our former Co-CEO's separation agreement and an increase in depreciation expense related to continued capital investments within our broadband businesses. Our net loss from operations included $22,398,171 from non-cash amortization, depreciation and accretion expenses in fiscal 2024, as compared to $19,781,536 in fiscal 2023.

Other Income (Expense). During fiscal 2024, we had net other income of $11,564,072. Net other income included $29,059,717 in other investment income mainly driven by a $16,983,514 unrealized gain on the Sky Harbour warrants held by Boston Omaha, other investment income of $7,815,912 primarily related to the sale of real estate properties and changes in the fair value of remaining assets within the 24th Street Funds and BFR Fund, $1,957,056 in non-cash gains associated with the transfer of Sky Harbour Class A common stock to our former Co-CEO as a part of his separation and stock repurchase agreement, $1,137,684 in realized gains on the sale of 285,442 shares of Sky Harbour Class A common stock, and interest and dividend income of $1,385,884. These items were partially offset by a loss of $17,283,281 from unconsolidated affiliates mainly related to non-cash losses from our equity method position in Sky Harbour and interest expense of $1,598,248 mainly incurred under Link's term loan and revolver. During fiscal 2023, we had net other expense of $294,060. Net other expense included a loss of $7,888,765 from unconsolidated affiliates mainly related to $13,149,861 in non-cash losses from our equity method position in Sky Harbour, which was partially offset by $4,630,610 in non-cash gains recognized in May 2023 due to our purchase of the membership interests in 24th Street held by third parties resulting in the remeasurement of our previously-held interest in 24th Street, and interest expense of $1,147,234 mainly incurred under Link's term loan. These items were partially offset by $6,132,791 in other investment income mainly related to public securities held by Boston Omaha and UCS and interest and dividend income of $2,609,148.

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

Additionally, we have evaluated our investment in Sky Harbour as of December 31, 2024, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $5.80 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $1,292,450 in fiscal 2024, or a loss per share of $0.04, based on 31,496,857 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $7,004,009 in fiscal 2023, or a loss per share of $0.23, based on 31,092,850 diluted weighted average shares outstanding.

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for fiscal 2024 and fiscal 2023:

Results of Billboard Operations

	For the Years Ended December 31,
	2024		2023
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$45,153,076	100.0%	$42,940,369	100.0%
Cost of Revenues
Ground rents	8,241,212	18.3%	7,981,107	18.6%
Utilities	1,846,056	4.1%	1,790,349	4.2%
Commissions paid	3,543,865	7.8%	3,409,923	7.9%
Other costs of revenues	1,865,672	4.1%	1,955,438	4.5%
Total cost of revenues	15,496,805	34.3%	15,136,817	35.2%
Gross margin	29,656,271	65.7%	27,803,552	64.8%
Other Operating Expenses
Employee costs	7,812,497	17.3%	7,072,960	16.5%
Professional fees	223,165	0.5%	804,203	1.9%
General and administrative	4,033,121	8.9%	3,902,279	9.1%
Depreciation	5,151,286	11.4%	5,075,358	11.8%
Amortization	3,902,738	8.7%	3,933,290	9.1%
Accretion	204,659	0.5%	199,211	0.5%
Loss on disposition of assets	63,455	0.1%	206,832	0.5%
Total expenses	21,390,921	47.4%	21,194,133	49.4%
Segment Income from Operations	8,265,350	18.3%	6,609,419	15.4%
Interest expense, net	(1,410,216)	(3.1%)	(956,251)	(2.2%)
Net Income Attributable to Common Stockholders	$6,855,134	15.2%	$5,653,168	13.2%

Comparison of Fiscal 2024 to Fiscal 2023. In fiscal 2024, there was a 5.2% increase in net billboard revenues from fiscal 2023, reflecting an improvement in rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during fiscal 2024 were as follows:

●	Ground rent expense decreased as a percentage of total segment operating revenues from 18.6% in fiscal 2023 to 18.3% in fiscal 2024.

●	Commissions paid decreased as a percentage of total segment operating revenues from 7.9% in fiscal 2023 to 7.8% in fiscal 2024.

●

Employee costs increased as a percentage of total segment operating revenues from 16.5% in fiscal 2023 to 17.3% in fiscal 2024. The increase is mainly due to the filling of open positions to align processes and lower operating costs in other expense categories.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 9.1% fiscal 2023 to 8.9% in fiscal 2024.

●	Depreciation and amortization expense as a percentage of total segment operating revenues decreased from 11.8% and 9.1% in fiscal 2023 to 11.4% and 8.7% in fiscal 2024, respectively.

●

Net interest expense was $1,410,216 in fiscal 2024 compared to net interest expense of $956,251 in fiscal 2023. The increase is mainly driven by the additional borrowings on the revolving line of credit.

Results of Broadband Operations

	For the Years Ended December 31,
	2024		2023
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Broadband revenues	$39,098,228	100.0%	$35,340,502	100.0%
Cost of Revenues
Network operations and data costs	5,081,153	13.0%	5,268,526	14.9%
Software costs	798,992	2.1%	722,198	2.1%
Cell site rent and utilities	1,415,053	3.6%	1,597,681	4.5%
Other costs of revenues	2,148,832	5.5%	2,367,113	6.7%
Total cost of revenues	9,444,030	24.2%	9,955,518	28.2%
Gross margin	29,654,198	75.8%	25,384,984	71.8%
Other Operating Expenses
Employee costs	15,541,832	39.7%	14,527,407	41.1%
Professional fees	850,528	2.2%	823,969	2.3%
General and administrative	7,418,184	19.0%	7,093,277	20.1%
Depreciation	9,078,651	23.2%	6,816,929	19.3%
Amortization	3,509,856	9.0%	3,316,403	9.4%
Accretion	13,813	0.0%	17,290	0.0%
Loss (gain) on disposition of assets	657,236	1.7%	(122,418)	(0.3%)
Total expenses	37,070,100	94.8%	32,472,857	91.9%
Segment Loss from Operations	(7,415,902)	(19.0%)	(7,087,873)	(20.1%)
Interest (expense) income, net	(32,019)	(0.1%)	17,664	0.1%
Noncontrolling interest in subsidiary loss	-	-	75,008	0.2%
Net Loss Attributable to Common Stockholders	$(7,447,921)	(19.1%)	$(6,995,201)	(19.8%)

Comparison of Fiscal 2024 to Fiscal 2023. In fiscal 2024, total operating revenues increased by 10.6% when compared to fiscal 2023 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during fiscal 2024 were as follows:

●

Network operations and data costs decreased as a percentage of total segment operating revenues from 14.9% in fiscal 2023 to 13.0% in fiscal 2024. The decrease is mainly driven by reduced maintenance costs related to our fixed wireless networks.

●	Other costs of revenues decreased as a percentage of total segment operating revenues from 6.7% in fiscal 2023 to 5.5% in fiscal 2024. The decrease is mainly driven by lower commissions paid.

●

Employee costs decreased as a percentage of total segment operating revenues from 41.1% in fiscal 2023 to 39.7% in fiscal 2024. The decrease is mainly driven by organic revenue growth withing our broadband businesses.

●

General and administrative expenses decreased as a percentage of total segment operating revenues from 20.1% in fiscal 2023 to 19.0% in fiscal 2024. The decrease is mainly driven by organic revenue growth within our broadband businesses.

●

Depreciation and amortization expense increased by $2,261,722 and $193,453, respectively, from fiscal 2023. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

●	The $657,236 loss on disposition of assets in fiscal 2024 was mainly related to projects that we decided to pause indefinitely within our FFH business.

Results of Insurance Operations

	For the Years Ended December 31,
	2024		2023
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$19,759,540	82.9%	$13,932,659	78.7%
Insurance commissions	1,962,692	8.2%	1,884,007	10.6%
Investment and other income	2,129,218	8.9%	1,889,225	10.7%
Total operating revenues	23,851,450	100.0%	17,705,891	100.0%
Cost of Revenues
Commissions paid	5,707,648	23.9%	4,387,088	24.8%
Premium taxes, fees, and assessments	519,588	2.2%	376,828	2.1%
Losses and loss adjustment expense	3,173,455	13.3%	2,044,251	11.6%
Total cost of revenues	9,400,691	39.4%	6,808,167	38.5%
Gross margin	14,450,759	60.6%	10,897,724	61.5%
Other Operating Expenses
Employee costs	8,499,669	35.6%	6,500,480	36.7%
Professional fees	487,447	2.0%	596,245	3.4%
General and administrative	2,647,495	11.1%	1,970,121	11.1%
Depreciation	154,897	0.7%	152,388	0.9%
Amortization	160,247	0.7%	160,246	0.9%
Total expenses	11,949,755	50.1%	9,379,480	53.0%
Segment Income from Operations	2,501,004	10.5%	1,518,244	8.5%
Other investment income	218,015	0.9%	538,621	3.1%
Net Income Attributable to Common Stockholders	$2,719,019	11.4%	$2,056,865	11.6%

Comparison of Fiscal 2024 to Fiscal 2023. In fiscal 2024, total operating revenues increased by 34.7% when compared to fiscal 2023, mainly due to increased earned premiums at our UCS insurance subsidiary. The key factors affecting our insurance operations results during fiscal 2024 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 41.8% in fiscal 2024 when compared to fiscal 2023. The increase in premiums earned was primarily due to increases in gross written premium production throughout fiscal 2024. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●	Insurance commissions generated by our surety brokerage operations increased by 4.2% in fiscal 2024 when compared to fiscal 2023, mainly due to increased production through outside insurance carriers.

●	Commissions paid as a percentage of total segment operating revenues decreased from 24.8% in fiscal 2023 to 23.9% in fiscal 2024.

●

Losses and loss adjustment expenses as a percentage of insurance revenues increased from 11.6% in fiscal 2023 to 13.3% in fiscal 2024. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs decreased as a percentage of total segment operating revenues from 36.7% in fiscal 2023 to 35.6% in fiscal 2024. The decrease is mainly driven by organic revenue growth within our insurance businesses.

●	General and administrative expenses remained flat as a percentage of total segment operating revenues at 11.1% in fiscal 2023 and fiscal 2024.

●

During fiscal 2024, our segment income from insurance operations of $2,501,004 was increased by other investment income of $218,015 mainly from realized gains on the sale of investments in publicly held securities. As of December 31, 2024, UCS had $2,393,260 in publicly held securities (marked to market) and $8,859,330 in Sky Harbour Class A common stock (equity method). We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Years Ended December 31,
	2024		2023
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Investment and other income	$172,147	100.0%	$266,974	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	172,147	100.0%	266,974	100.0%
Other Operating Expenses
Employee costs	766,064	445.0%	1,574,332	589.7%
Professional fees	754,253	438.2%	321,363	120.4%
General and administrative	562,824	326.9%	753,320	282.1%
Depreciation	-	-	-	-
Amortization	-	-	-	-
Total expenses	2,083,141	1210.1%	2,649,015	992.2%
Segment Loss from Operations	(1,910,994)	(1110.1%)	(2,382,041)	(892.2%)
Interest and dividend income	536,524	311.6%	1,058,527	396.5%
Equity in income of unconsolidated affiliates	-	-	4,630,610	1734.5%
Other investment income	7,815,912	4540.3%	980,410	367.2%
Noncontrolling interest in subsidiary income	(4,599,100)	(2671.6%)	(911,292)	(341.4%)
Net Income Attributable to Common Stockholders	$1,842,342	1070.2%	$3,376,214	1264.6%

Comparison of Fiscal 2024 to Fiscal 2023. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for fiscal 2024 to fiscal 2023 may not be meaningful. The key factors affecting our asset management operations results during fiscal 2024 were as follows:

●	Employee costs decreased by 51.3% in fiscal 2024 when compared to fiscal 2023 as we wind down BOAM's operations and implemented cost-cutting measures.

●

Professional fees increased by 134.7% in fiscal 2024 when compared to fiscal 2023. The increase is mainly driven by the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street and BFR Funds. The Services Agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses decreased by 25.3% in fiscal 2024 when compared to fiscal 2023 as we wind down BOAM's operations and implemented cost-cutting measures.

●	Equity in income of unconsolidated affiliates in fiscal 2023 included non-cash gains recognized related to the remeasurement of our previously-held interest in 24th Street.

●	Other investment income in fiscal 2024 primarily included the changes in the fair value of the 24th Street and BFR Funds mainly driven by the underlying real estate properties.

●

Noncontrolling interest in subsidiary income in fiscal 2024 consists of the external limited partners' share of GAAP income within the 24th Street and BFR Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for Fiscal 2024 compared to Fiscal 2023. The table below summarizes our cash flows in dollars for fiscal 2024 and fiscal 2023:

	2024	2023
Net cash provided by operating activities	$21,241,580	$16,059,125
Net cash provided by (used in) investing activities	28,099,816	(64,252,691)
Net cash (used in) provided by financing activities	(47,557,174)	32,940,258
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,784,222	$(15,253,308)

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $21,241,580 during fiscal 2024 as compared to net cash provided by operating activities of $16,059,125 during fiscal 2023. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard, broadband and insurance businesses. These items were partially offset by costs associated with our former Co-CEO's separation agreement as well as operating costs within our FFH business.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $28,099,816 during fiscal 2024 as compared with net cash used in investing activities of $64,252,691 during fiscal 2023. The increase in net cash provided by investing activities is primarily attributable to $60,818,906 in net proceeds from sales of investments mainly from the sale or maturity of U.S. Treasury securities and real estate investments within the 24th Street Funds and BFR Fund, which was partially offset by $32,201,191 in capital expenditures mainly within our broadband businesses.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $47,557,174 during fiscal 2024 as compared to net cash provided by financing activities of $32,940,258 during fiscal 2023. During fiscal 2024, net cash used in financing activities mainly consisted of $37,512,061 in distributions to noncontrolling interests from the 24th Street Funds and BFR Fund, $16,761,371 related to the repurchase of Class A and Class B common stock and Class B warrants from our former Co-CEO, $4,127,540 in collateral released by UCS, and $1,589,322 related to the repurchase of Class A common stock through our share repurchase program. These items were partially offset by $10,000,000 in additional borrowings on Link's revolving line of credit, of which $400,000 was repaid during 2024, and $3,500,000 under BOB's credit facility.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At December 31, 2024, we had approximately $28.3 million in unrestricted cash and $11 million in short-term treasury securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During fiscal 2024, we repurchased 111,323 shares of our Class A common stock for a total cost of $1,589,322.

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

To date, we have raised funds through the sale of our common stock in public offerings, sales of our common stock in “at the market” programs, term loan financing through our Link subsidiary, proceeds from the sale of publicly traded securities held by us, cash flow from operations, and, prior to 2019, through private placements of our common stock. As described below, we may raise additional funds through our current shelf registration statement allowing us to raise up to $500 million through the sale of securities to fund future acquisitions and investments, which we intend to renew in May 2025.

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

Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund, and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. Also, we registered shares held by Adam Peterson and his affiliates underlying the Class A common stock and shares of Class A common stock issuable upon conversion of shares of Class B common stock of which shares have been sold. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All of the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. As of December 31, 2024, certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock.

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

On September 29, 2021, we entered into an "at the market" equity offering program under the 2022 Shelf Registration Statement pursuant to a Sales Agreement (the "2021 Sales Agreement") by and between us and WFS. Pursuant to the terms of the 2021 Sales Agreement, we could sell, from time to time, shares of our Class A common stock, with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be "at the market" offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The 2021 Shelf Registration Statement expired on March 28, 2022 upon the filing of our 2021 Annual Report on Form 10-K as we no longer qualified as a well-known seasoned issuer. We sold a total of 122,246 shares of our Class A common stock resulting in gross proceeds of approximately $4.2 million under the 2021 Shelf Registration Statement.

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

Pursuant to the terms of the 2022 Sales Agreement, we may sell, from time to time, shares of our Class A common stock, par value $0.001 per share (the “Class A common stock”), with an aggregate sales price of up to $100 million through WFS, in transactions that are deemed to be “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”).  Since the signing of the 2022 Sales Agreement, we sold 7,887 shares of Class A common stock for gross proceeds of approximately $205,000 in December 2022 and 1,532,065 shares of our Class A common stock for gross sale proceeds of approximately $37.5 million during fiscal 2023. We did not sell any shares of our Class A common stock during fiscal 2024.

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

We intend to use the net proceeds, if any, from any future offering under the ATM Program, after deducting WFS’ commissions and our offering expenses, for general corporate purposes, which may include financing our existing businesses and operations, and expanding our businesses and operations through additional acquisitions and minority investments, and additional hires. Such expansion may include future billboard acquisitions, broadband acquisitions, acquisitions of surety insurance companies and other growth of our insurance activities, additional investments in real estate management and other real estate service businesses, additional investments in subprime automobile lending, and acquisitions of other businesses. We have not determined the amount of net proceeds to be used for any specific purpose, and we will retain broad discretion over the allocation of net proceeds. While we have no current agreements, commitments or understandings for any specific acquisitions at this time, we may use a portion of the net proceeds for these purposes.

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

Long-term debt included within our consolidated balance sheet as of December 31, 2024 consists of Link’s Term Loan borrowings of approximately $26,500,000,  of which approximately $900,000 is classified as current, and $9,600,000 related to the revolving line of credit as of December 31, 2024.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of December 31, 2024.

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

Boston Omaha Broadband Credit Agreement

On September 17, 2024, three operating subsidiaries of Boston Omaha Broadband, LLC ("BOB") entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “BOB Credit Facility”). The three operating subsidiaries which are the borrowers under the BOB Credit Agreement are FIF AireBeam LLC, FIF St. George, LLC, and FIF Utah LLC (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses and must be drawn by September 16, 2025.

The BOB Credit Agreement provides for incremental drawdowns of the term loan in minimum increments of $1,000,000. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There is a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment.

Pursuant to the BOB Credit Agreement, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period.

The BOB Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all of their assets to the Lender.

Long-term debt included within our consolidated balance sheet as of December 31, 2024 consists of approximately $3,400,000 under BOB's credit facility, of which approximately $350,000 is classified as current.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of December 31, 2024, we hold 12,401,589 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of Sky Harbour shares and warrants we hold relative to the average trading volume of these securities.

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, funds available through the Credit Agreement Boston Omaha Broadband entered into on September 17, 2024, any funds that we may receive from cash flows from operations, and any funds that we may receive through the sale of real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At December 31, 2024, we had approximately $28.3 million in unrestricted cash and $11 million in short-term treasury securities.

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

We conduct a qualitative assessment by examining relevant events and circumstances which could have a negative impact on our goodwill, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, our market capitalization, and other relevant events specific to us. If, after assessing the totality of events or circumstances described above, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will perform a quantitative impairment test.  If industry and economic conditions deteriorate, we may be required to assess goodwill impairment before the next annual test, which could result in impairment charges. The fair value of each of our goodwill reporting units is generally estimated using a combination of public company multiples and discounted cash flow methodologies. The discounted cash flow approach that we use for valuing goodwill as part of the impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2024, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2024, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the related notes, together with the Report of Independent Registered Public Accounting Firm (PCAOB ID 185 ) thereon, are set forth below beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial and accounting officer each concluded that, as of December 31, 2024, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

During the fiscal year ended  December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and other disposition of the Company’s securities, which includes a provision that restricts our directors, officers, and employees from engaging in hedging or monetization transactions involving our securities and from engaging in short sales of our securities. Our insider trading policy also prohibits our directors, officers, and employees from holding our securities in margin accounts or otherwise pledging our securities as collateral for loans. A copy of our insider trading policy is included as Exhibit 19.1 to this Annual Report.

Clawback Policy

While we do not presently have in place any significant incentive compensation agreements or awards related to the Company’s overall financial performance, our board of directors has adopted a clawback policy in order to comply with federal securities laws. As such, we have adopted a clawback policy in which we may seek the recovery and/or forfeiture of incentive compensation paid by us, including cash, equity or equity-based compensation, in the event that we restate our financial statements under certain circumstances. The clawback policy applies to our current and former officers. A copy of our clawback policy is included as Exhibit 97.1 to this Annual Report.

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 or will be provided on a Form 10-K/A within 120 days of our fiscal year ended December 31, 2024.

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

3.3 (*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Boston Omaha Corporation dated June 2, 2020, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on June 2, 2020.

3.4(*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2024.

3.5 (*)	Amended and Restated Bylaws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8- K filed with the Commission on April 1, 2020.

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

10.2 (*)

Form of Indemnification Agreement by and among the Company and each of its current directors and officers, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

10.3 (*)(+)

Amendment No. 1 to Employment Agreement dated June 5, 2017 by and between the Company and Adam K. Peterson, filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-216040) originally filed with the Commission on February 13, 2017.

10.4 (*)(+)	Amended and Restated Management Incentive Bonus Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2018.

10.5 (*)(+)

Amendment No. 2 to Employment Agreement dated February 27, 2018 by and between the Company and Adam K. Peterson, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 28, 2018.

10.6 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.7 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.8 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.9 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

10.11 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.12 (*)	Third Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.13 (*)	Fourth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.14 (*)	Amended and Restated Term Loan Note filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.15 (*)	Fifth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2022.

10.16 (*)	Sixth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2023.

10.17 (*)	Seventh Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.18 (*)	Eighth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 16, 2024.

10.19(*)	Ninth Amendment to Credit Agreement filed as Exhibit 10.1. to the Company's Current Report on Form 8-K as filed with the Commission on June 5, 2024.

10.20(*)	Second Amended and Restated Revolving Note filed as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on June 5, 2024.

10.21 (*)	Credit Agreement by and among FIF Airebeam LLC, FIF St. George, LLC, and FIF Utah, LLC and First National Bank of Omaha filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on September 23, 2024.

10.22 (*)	Form of Note filed as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on September 23, 2024.

10.23 (*)	Security Agreement filed as Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the Commission on September 23, 2024.

10.24(*)	Guaranty of Boston Omaha Broadband, LLC filed as Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the Commission on September 23, 2024.

10.25 (*)(+)	Separation and Stock Repurchase Agreement by and among Alex Rozek, Boulderado Partners, LLC and the Company filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as with the Commission on May 10, 2024.

10.26 (+)(#)	Services Agreement by and between Local Asset Management LLC and Boston Omaha Asset Management LLC filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on May 17, 2024.

10.27 (+)(#)	Boston Omaha Corporation 2022 Long-Term incentive Plan filed as Exhibit A to the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the Commission on June 28, 2022.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

19 (#)	Insider Trading Policy of the Company.

21.1 (#)	Schedule of Subsidiaries of the Company.

23.1 (#)	Consent of EisnerAmper LLP, Registered Public Accounting Firm.

23.2 (#)	Consent of KPMG LLP, Registered Public Accounting Firm.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1 (*)	Policy for the Recovery of Erroneously Awarded Compensation filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 2024.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

BOSTON OMAHA CORPORATION

(Registrant)

By: /s/ Adam K. Peterson

Adam K. Peterson,

President and Chief Executive Officer

(Principal Executive Officer)

March 28, 2025

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial Officer)

March 28, 2025

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Adam K. Peterson	President, Chief Executive Officer and Chairman of the Board of Directors	March 28, 2025
	Adam K. Peterson	(Principal Executive Officer)

/s/	Tom Burt	Director	March 28, 2025
Tom Burt

/s/	David S. Graff	Director	March 28, 2025
David S. Graff

/s/	Brendan J. Keating	Director	March 28, 2025
Brendan J. Keating

/s/	Frank H. Kenan II	Director	March 28, 2025
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	March 28, 2025
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	March 28, 2025
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	March 28, 2025
	Joshua P. Weisenburger	(Principal Financial Officer)

/s/	Joseph M. Meisinger	Chief Accounting Officer	March 28, 2025
Joseph M. Meisinger

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boston Omaha Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Omaha Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audits and the report of EisnerAmper LLP, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Sky Harbour Group Corporation (a 16.4 percent owned investee company). The Company’s investment in Sky Harbour Group Corporation was $72.0 million and $94.2 million as of December 31, 2024 and 2023, respectively, and its equity in loss of unconsolidated affiliates of Sky Harbour Group Corporation was ($17.2) million and ($10.7) million for the years 2024 and 2023, respectively. The financial statements of Sky Harbour Group Corporation were audited by EisnerAmper LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sky Harbour Group Corporation, is based solely on the report of EisnerAmper LLP.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide and the report of EisnerAmper LLP provide a reasonable basis for our opinion.

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

Evaluation of the fair value of the real estate assets in the 24th Street Funds

As discussed in Note 8 to the consolidated financial statements, in May 2023, the Company began consolidating 24th Street Asset Management LLC (24th Street) and the 24th Street Funds. Each of the 24th Street Funds hold investments in special purpose entities whose primary assets are real estate property (collectively, the Subject Properties or individually, the Subject Property). The Company reports fund investments at their estimated fair value with gains (losses) resulting from changes in fair value reflected within other investment income. As of December 31, 2024, the aggregate fair value of fund investments, a portion of which relates to the real estate assets within the 24th Street Funds, was approximately $34.5 million. The income and comparable sales approach was used to value the real estate assets.

We identified the evaluation of the fair value of the real estate assets in the 24th Street Funds as of December 31, 2024 as a critical audit matter. Subjective auditor judgment was required to evaluate certain key assumptions used by management to estimate the fair value of the Subject Properties, as they are sensitive to variation such that changes in the key assumptions could have a significant impact on the fair value of the Subject Properties. Key assumptions included expected market rents and capitalization rates used in the income approach and comparable observable sales used in the comparable sales approach. Additionally, the audit effort associated with the estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in:

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

March 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sky Harbour Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Harbour Group Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

New York, New York

March 27, 2025

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,

	2024	2023

Current Assets:
Cash and cash equivalents	$28,289,712	$21,946,884
Cash held by BOAM funds and other	2,933,723	3,364,789
Accounts receivable, net	12,433,587	12,141,244
Interest receivable	83,613	185,482
Short-term investments	44,953,337	24,753,469
Marketable equity securities	2,393,260	2,210,037
U. S. Treasury securities	10,976,969	47,112,659
Funds held as collateral assets	9,973,991	14,101,531
Prepaid expenses	5,409,209	5,571,454

Total Current Assets	117,447,401	131,387,549

Property and Equipment, net	161,593,673	144,266,763

Other Assets:
Goodwill	182,380,136	182,380,136
Intangible assets, net	58,332,625	65,532,301
Investments	74,080,331	87,104,272
Investments in unconsolidated affiliates	72,435,867	94,244,788
Deferred policy acquisition costs	2,161,721	1,772,455
Right of use assets	59,742,166	61,399,460
Other	171,809	119,368

Total Other Assets	449,304,655	492,552,780

Total Assets	$728,345,729	$768,207,092

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND STOCKHOLDERS' EQUITY

	December 31,

	2024	2023

Current Liabilities:
Accounts payable and accrued expenses	$22,251,493	$18,438,647
Short-term payables for business acquisitions	121,104	618,003
Lease liabilities	5,333,611	5,085,221
Funds held as collateral	9,973,991	14,101,531
Unearned premiums	12,985,868	9,699,544
Current maturities of long-term debt	1,201,448	814,667
Deferred revenue	3,044,009	2,628,139

Total Current Liabilities	54,911,524	51,385,752

Long-term Liabilities:
Asset retirement obligations	4,013,457	3,794,985
Lease liabilities	54,994,879	56,438,308
Long-term debt, less current maturities	38,363,356	26,523,099
Other long-term liabilities	1,417,091	1,500,875
Deferred tax liability	11,925,969	12,111,812

Total Liabilities	165,626,276	151,754,831

Redeemable Noncontrolling Interests	-	15,638,013

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,943,349 and 30,255,739 shares issued, respectively	30,943	30,256
Class B common stock, $.001 par value, 1,161,116 shares authorized, 527,780 and 1,055,560 shares issued and outstanding, respectively	528	1,056
Additional paid-in capital	539,126,302	522,506,626
Treasury stock, at cost, 111,323 and 0 shares, respectively	(1,589,322)	-
(Accumulated deficit) Retained earnings	(4,748,942)	15,669,488

Total Boston Omaha Stockholders' Equity	532,819,509	538,207,426
Noncontrolling interests	29,899,944	62,606,822
Total Equity	562,719,453	600,814,248

Total Liabilities, Redeemable Noncontrolling Interests, and Equity	$728,345,729	$768,207,092

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,

	2024	2023

Revenues:
Billboard rentals, net	$45,153,076	$42,940,369
Broadband services	39,098,228	35,340,502
Premiums earned	19,759,540	13,932,659
Insurance commissions	1,962,692	1,884,007
Investment and other income	2,301,365	2,156,199

Total Revenues	108,274,901	96,253,736

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	15,496,805	15,136,817
Cost of broadband revenues (exclusive of depreciation and amortization)	9,444,030	9,955,518
Cost of insurance revenues (exclusive of depreciation and amortization)	9,400,691	6,808,167
Employee costs	38,146,193	32,561,929
Professional fees	4,898,144	4,665,515
General and administrative	16,237,654	16,112,243
Amortization	7,683,952	7,409,939
Depreciation	14,495,747	12,155,096
Loss on disposition of assets	720,691	84,414
Accretion	218,472	216,501

Total Costs and Expenses	116,742,379	105,106,139

Net Loss from Operations	(8,467,478)	(8,852,403)

Other Income (Expense):
Interest and dividend income	1,385,884	2,609,148
Equity in loss of unconsolidated affiliates	(17,283,281)	(7,888,765)
Other investment income	29,059,717	6,132,791
Interest expense	(1,598,248)	(1,147,234)

Net Income (Loss) Before Income Taxes	3,096,594	(9,146,463)
Income tax benefit	274,821	2,978,738

Net Income (Loss)	3,371,415	(6,167,725)
Noncontrolling interest in subsidiary income	(4,663,865)	(836,284)

Net Loss Attributable to Common Stockholders	$(1,292,450)	$(7,004,009)

Basic Net Loss per Share	$(0.04)	$(0.23)

Diluted Net Loss per Share	$(0.04)	$(0.23)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,496,857	31,092,850

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,496,857	31,092,850

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Retained Earnings (Accumulated Deficit)	Total
Stockholders' equity January 1, 2023	28,650,688	1,055,560	$28,651	$1,056	$483,917,938	$-	$7,409,068	$22,673,497	$514,030,210

Stock issued for cash	1,532,065	-	1,532	-	37,525,131	-	-	-	37,526,663

Stock issued as compensation	27,342	-	27		640,343	-	-	-	640,370

Stock issued for purchase of 24th Street Asset Management	45,644	-	46		1,003,274	-	-	-	1,003,320

Offering costs	-	-	-	-	(1,280,060)	-	-		(1,280,060)

Contribution from noncontrolling interest, Broadband subsidiary	-	-	-	-	700,000	-		-	700,000

Contribution from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	4,800,000	-	4,800,000

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(81,638)	-	(81,638)

Contributions from noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	50,206,255	-	50,206,255

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(688,330)	-	(688,330)

Minority owner contribution, General Indemnity	-	-	-	-	-	-	50,175	-	50,175

Net income attributable to minority interests, December 31. 2023	-	-	-	-	-	-	911,292	-	911,292

Net (loss) attributable to common stockholders, December 31, 2023	-	-	-	-	-	-	-	(7,004,009)	(7,004,009)

Stockholders' equity December 31, 2023	30,255,739	1,055,560	$30,256	$1,056	$522,506,626	$-	$62,606,822	$15,669,488	$600,814,248

Stock issued as compensation	58,249	-	58	-	917,737	-	-	-	917,795

Stock issued for acquisition of noncontrolling interests, Broadband subsidiaries	839,361	-	839	-	15,701,939	-	-	-	15,702,778

Cancellation of Class A and Class B treasury shares and Class B warrants repurchased	(210,000)	(527,780)	(210)	(528)	-	-	-	(19,125,980)	(19,126,718)

Minority owner contributions	-	-	-	-	-	-	156,082	-	156,082

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	50,000	-	50,000

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(7,856,159)	-	(7,856,159)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(29,655,901)	-	(29,655,901)

Treasury stock purchased	-	-	-	-	-	(1,589,322)	-	-	(1,589,322)

Net income attributable to minority interests, December 31, 2024	-	-	-	-	-	-	4,599,100	-	4,599,100

Net (loss) attributable to common stockholders, December 31, 2024	-	-	-	-	-	-	-	(1,292,450)	(1,292,450)

Stockholders' equity December 31, 2024	30,943,349	527,780	$30,943	$528	$539,126,302	$(1,589,322)	$29,899,944	$(4,748,942)	$562,719,453

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$3,371,415	$(6,167,725)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of right of use assets	5,493,263	5,488,927
Depreciation, amortization, and accretion	22,398,171	19,781,536
Income taxes	(290,427)	(3,077,908)
Loss on disposition of assets	720,691	84,414
Bad debt expense	318,520	252,957
Equity in loss of unconsolidated affiliates	17,283,281	7,888,765
Amortization of bond premium	(1,302,048)	-
Other investment income	(29,059,717)	(6,132,791)
Changes in operating assets and liabilities:
Accounts receivable	(610,863)	(6,562,835)
Interest receivable	101,869	10,584
Prepaid expenses	162,245	(880,197)
Distributions from unconsolidated affiliates	-	271,355
Deferred policy acquisition costs	(389,266)	(517,135)
Other assets	(52,659)	(2,966)
Other liabilities, exclusive of debt	(83,785)	-
Accounts payable, accrued expenses and other current liabilities	3,917,430	7,635,508
Lease liabilities	(5,356,529)	(5,291,469)
Compensation paid in stock	917,795	640,370
Unearned premiums	3,286,324	2,540,818
Deferred revenue	415,870	96,917
Net Cash Provided by Operating Activities	21,241,580	16,059,125

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(496,899)	(4,038,855)
Business acquisitions, net of cash acquired	-	(10,916,955)
Investment in unconsolidated affiliates	(21,000)	(3,019,500)
Capital expenditures	(32,201,191)	(51,866,340)
Payment of contingent consideration	-	(248,272)
Proceeds from sales of investments	355,082,233	304,480,216
Purchase of investments	(294,263,327)	(298,642,985)
Net Cash Provided by (Used in) Investing Activities	28,099,816	(64,252,691)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,

	2024	2023
Cash Flows from Financing Activities:
Proceeds from issuance of stock	-	37,526,663
Proceeds from credit facilities	13,500,000	-
Stock repurchased	(18,350,693)	-
Contributions from noncontrolling interests	206,082	5,550,175
Distributions to noncontrolling interests	(37,512,061)	(769,968)
Principal payments of long-term debt	(1,272,962)	(1,161,504)
Collateral release	(4,127,540)	(6,925,048)
Offering costs	-	(1,280,060)
Net Cash (Used in) Provided by Financing Activities	(47,557,174)	32,940,258

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,784,222	(15,253,308)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	39,413,204	54,666,512
Cash, Cash Equivalents, and Restricted Cash, End of Year	$41,197,426	$39,413,204

Interest Paid in Cash	$1,527,915	$1,130,539
Income Taxes Paid in Cash	$-	$99,649

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2024	2023

Payable as consideration for business acquisitions	$-	$1,691,602

Stock issued as consideration for redeemable noncontrolling interest	13,399,161	-

Investment transferred as compensation for stock repurchased	1,474,292	-

Contributions from noncontrolling interests, 24th Street Asset Management	-	50,206,255

Stock issued as consideration for business acquisition	-	1,003,320

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through 2024, we have completed more than twenty additional acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From 2017 through 2024, we completed four additional acquisitions of surety brokerage businesses.

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

For the Years Ended  December 31, 2024 and 2023

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

Total assets of the consolidated VIEs included within our Consolidated Balance Sheets were approximately $48,700,000 and $96,500,000 as of December 31, 2024 and December 31, 2023, respectively. Total liabilities of the consolidated VIEs included within our Consolidated Balance Sheets were approximately $27,000 and $132,000 as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024  and December 31, 2023, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $46,900,000 and $64,900,000, respectively. During 2024, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment income of approximately $8,000,000 and distributions to the funds of approximately $26,000,000. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

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

Link Media Services, LLC which we refer to as “LMS”

Link Billboards Oklahoma, LLC which we refer to as “LBO”

General Indemnity Group, LLC which we refer to as “GIG”

United Casualty and Surety Insurance Company which we refer to as “UCS”

BOSS Bonds Insurance Agency, Inc., which we refer to as "BOSS Bonds", formerly known as South Coast Surety Insurance Services, LLC which we refer to as “SCS”

Boston Omaha Investments, LLC which we refer to as “BOIC”

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

For the Years Ended  December 31, 2024 and 2023

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

Accounts Receivable

Billboard Rentals

Accounts receivable are recorded at the invoiced amount, net of advertising agency commissions, sales discounts, and allowances for credit losses. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of credit losses. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for credit losses based upon historical experience of credit losses as a percentage of revenue, adjusted for relative improvement or deterioration and changes in current economic conditions.

Insurance

Accounts receivable consists of premiums, anticipated salvage, and reinsurance receivables. All of the receivables have payment terms of less than twelve months.

Anticipated salvage is the amount we expect to receive from principals pursuant to indemnification agreements.

Broadband

Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses. We evaluate the collectability of accounts receivable based on our knowledge of our customers and historical experience of credit losses. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance to reduce the amounts recorded to what we believe will be collected.

Credit Losses

We estimate credit losses on financial instruments based on amounts expected to be collected. The allowance for credit losses is estimated based on historical collections, accounts receivable aging, economic indicators, and expected future trends.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset or asset group before interest expense. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

For the Years Ended  December 31, 2024 and 2023

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill (Continued)

We conduct a qualitative assessment by examining relevant events and circumstances which could have a negative impact on our goodwill, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, reporting unit dispositions and acquisitions, our market capitalization, and other relevant events specific to us. If, after assessing the totality of events or circumstances described above, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will perform a quantitative impairment test.  If industry and economic conditions deteriorate, we may be required to assess goodwill impairment before the next annual test, which could result in impairment charges. The fair value of each of our goodwill reporting units is generally estimated using a combination of public company multiples and discounted cash flow methodologies. The discounted cash flow approach that we use for valuing goodwill as part of the impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate.

We performed our annual measurement for impairment of the goodwill of our reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on October 1, 2024 and 2023; therefore, we were not required to recognize an impairment loss.

During 2023, goodwill of approximately $2,900,000 was recorded in connection with acquisitions in our broadband and asset management segments. We did not complete any acquisitions during 2024.

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

For the Years Ended  December 31, 2024 and 2023

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

Equity Investments

Our equity investments consist of investment in three private companies in which we do not have the ability to exercise significant influence over their operating and financial activities. These investments are carried at cost as there is no market for the capital stock, accordingly, no quoted market price is available. The investments are tested for impairment, at least annually, and more frequently upon the occurrences of certain events. We have adopted the provisions of ASU 2016-01 and use the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Retention of Specialized Accounting

Each of the 24th Street Funds, and Fund One Boston Omaha Build for Rent LP qualify as investment companies and apply specialized industry accounting. We report fund investments on our Consolidated Balance Sheets at their estimated fair value with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying Consolidated Statements of Operations. Accordingly, the accompanying consolidated financial statements reflect different accounting policies for investments depending on whether or not they are held through a consolidated investment company.

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

For the Years Ended  December 31, 2024 and 2023

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

For the Years Ended  December 31, 2024 and 2023

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Surety Bond Sales

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of approximately $4,300,000 and $3,300,000 for the years ended December 31, 2024 and 2023, respectively, are included within “Premiums earned” in our Consolidated Statements of Operations.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the estimated redemption value at the end of each reporting period. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. Redeemable Noncontrolling Interests recorded within our Consolidated Balance Sheets relate to our Broadband subsidiaries (see Note 17).

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

Our current operations for the years ended  December 31, 2024 and 2023 include the outdoor advertising industry, the broadband services industry, the insurance industry, and the asset management industry.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic income (loss) per common share is computed by dividing the net income (loss) available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the years ended  December 31, 2024 and 2023, we had potentially dilutive securities in the form of stock warrants.

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

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2024 and 2023, we recognized no interest and penalties. As of December 31, 2024 and 2023, we had no accruals for interest and penalties.

Recent Accounting Pronouncement

In November 2023, the FASB issued ASU 2023- 07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses and other segment items that impact each reported measure of segment income or loss. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance effective for the year ended December 31, 2024 (see Note 15).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities for fiscal years beginning after December 15, 2024. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in expense captions presented on the face of the Consolidated Statement of Operations. This guidance is effective for public entities for fiscal years beginning after December 15, 2026. We are currently reviewing this guidance and its impact on our consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 3.	CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Statements of Cash Flows that agrees to the total of those amounts as presented in the Consolidated Statements of Cash Flows.

	December 31,

	2024	2023

Cash and cash equivalents	$28,289,712	$21,946,884
Funds held as collateral	9,973,991	14,101,531
Cash held by BOAM funds and other	2,933,723	3,364,789

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$41,197,426	$39,413,204

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2024	2023

Trade accounts	$6,696,413	$6,117,359
Premiums	3,778,050	2,911,119
Recoverables from reinsurers	2,166,939	3,283,071
Allowance for doubtful accounts	(207,815)	(170,305)

Total Accounts Receivable, net	$12,433,587	$12,141,244

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2024	2023

Structures and displays	$67,161,287	$65,736,121
Fiber, towers, and broadband equipment	126,808,205	97,974,753
Land	583,892	583,892
Vehicles and equipment	11,255,755	10,699,920
Office furniture and equipment	5,594,698	5,384,720
Accumulated depreciation	(49,810,164)	(36,112,643)

Total Property and Equipment, net	$161,593,673	$144,266,763

Depreciation expense for the years ended  December 31, 2024 and 2023 was $14,495,747, and $12,155,096, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 6.     BUSINESS ACQUISITIONS

2024 Acquisitions

We did not complete any acquisitions during fiscal 2024.

2023 Acquisitions

During the year ended December 31, 2023, we completed the acquisition of two broadband service providers and their related assets and an asset management business. These acquisitions were accounted for as business combinations under the provisions of ASC 805. A summary of the acquisitions is provided below.

24th Street Asset Management

On May 1, 2023, Boston Omaha Asset Management, LLC, our wholly owned subsidiary, acquired 100% of the membership interests in 24th Street Asset Management LLC, from the members of 24th Street for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash paid at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock.  Our purchase price allocation related to 24th Street Asset Management includes carried interest and goodwill of $9,110,478 and $536,626, respectively.

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

For the Years Ended  December 31, 2024 and 2023

NOTE 6.     BUSINESS ACQUISITIONS (Continued)

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2023. For all the business acquisitions, depreciation and amortization have been included in the calculation of the pro forma information provided below, based upon the actual or preliminary acquisition costs. Depreciation is computed on the straight-line method over the estimated remaining economic lives of the assets, ranging from five years to forty years. Amortization is computed on the straight-line method over the estimated useful lives of the assets ranging from five to fifty years.

	For the Year Ended
	December 31,

	2024	2023

Revenue	$108,274,901	$97,693,127

Net Loss Attributable to Common Stockholders	$(1,292,450)	$(6,371,174)

Basic Net Loss per Share	$(0.04)	$(0.20)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,496,857	31,092,850

Diluted Net Loss per Share	$(0.04)	$(0.20)

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,496,857	31,092,850

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,493	$(38,854,986)	$33,173,507	$72,028,493	$(33,426,898)	$38,601,595
Permits, licenses, and lease acquisition costs	11,926,773	(6,656,353)	5,270,420	11,793,354	(5,562,205)	6,231,149
Site location	849,347	(419,955)	429,392	849,347	(363,332)	486,015
Noncompetition agreements	626,000	(626,000)	-	626,000	(624,600)	1,400
Technology	1,128,000	(608,250)	519,750	1,128,000	(509,250)	618,750
Trade names and trademarks	11,152,200	(2,271,025)	8,881,175	11,152,200	(1,680,459)	9,471,741
Nonsolicitation agreement	353,000	(176,611)	176,389	103,000	(40,500)	62,500
Capitalized contract costs	2,800,576	(624,175)	2,176,401	2,974,125	(387,990)	2,586,135
Indefinite lived intangibles	7,705,591	-	7,705,591	7,473,016	-	7,473,016

Total	$108,569,980	$(50,237,355)	$58,332,625	$108,127,535	$(42,595,234)	$65,532,301

The future amortization associated with the intangible assets is as follows:

	December 31,
	2025	2026	2027	2028	2029	Thereafter	Total

Customer relationships	$5,428,084	$5,428,084	$5,398,077	$4,719,106	$3,364,583	$8,835,573	$33,173,507
Permits, licenses and lease acquisition costs	1,087,249	1,060,760	1,027,373	764,887	255,686	1,074,465	5,270,420
Site location	56,623	56,623	56,623	56,623	56,623	146,277	429,392
Noncompetition agreements	-	-	-	-	-	-	-
Technology	99,000	99,000	99,000	99,000	99,000	24,750	519,750
Trade names and trademarks	590,567	590,567	525,667	525,667	525,667	6,123,040	8,881,175
Nonsolicitation agreement	163,889	12,500	-	-	-	-	176,389
Capitalized contract costs	280,058	280,058	280,058	280,058	280,058	776,111	2,176,401

Total	$7,705,470	$7,527,592	$7,386,798	$6,445,341	$4,581,617	$16,980,216	$50,627,034

Amortization expense for the years ended  December 31, 2024 and 2023 was $7,683,952 and $7,409,939, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	73
Permits, licenses, and lease acquisition costs	58
Site location	91
Noncompetition agreements	12
Technology	63
Trade names and trademarks	180
Nonsolicitation agreement	18
Capitalized contract costs	93

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

	December 31,
	2024	2023

U.S. Treasury notes held to maturity	$22,411,583	$19,195,228
Common stock warrants of Sky Harbour Group Corporation	22,541,754	5,558,241

Total	$44,953,337	$24,753,469

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS. Marketable equity securities as of  December 31, 2024 and 2023 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, December 31, 2024	$2,455,024	$(61,764)	$2,393,260

Marketable equity securities, December 31, 2023	$2,279,723	$(69,686)	$2,210,037

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the Consolidated Balance Sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of  December 31, 2024 and 2023 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, December 31, 2024	$10,949,883	$27,086	$10,976,969

U.S. Treasury trading securities, December 31, 2023	$47,162,564	$(49,905)	$47,112,659

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

As a result of the transaction, we began consolidating 24th Street and the 24th Street Funds, for which 24th Street serves as general partner. Also, in connection with the acquisition, we recognized a non-cash gain of approximately $4,600,000 related to the remeasurement of our previously-held interest in 24th Street Asset Management.  The gain is included within ‘Equity in loss of unconsolidated affiliates’ in our Consolidated Statements of Operations.

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

	December 31,

	2024	2023

U.S. Treasury securities held to maturity	$4,736,409	$-
Investments in special purpose entities	46,936,743	64,697,093
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	3,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$74,080,331	$87,104,272

We reviewed our investments as of  December 31, 2024 and 2023 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

Sky Harbour Group Corporation

In October 2020, our subsidiary BOC Yellowstone LLC, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone".  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owned approximately 20% of Yellowstone’s issued and outstanding common stock. The purpose of the offering was to pursue a business combination in an industry other than the three industries in which we owned and operated businesses at that time: outdoor advertising, surety insurance, and broadband services businesses.

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

For the Years Ended  December 31, 2024 and 2023

NOTE 8.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

On  November 2, 2023, Sky Harbour entered into a securities purchase agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares of the Company’s Class A common stock, par value $0.0001 per share and accompanying warrants to purchase up to an aggregate of 1,141,600 shares of Class A Common Stock, for an aggregate purchase price of $42,810,000.  On November 29, 2023, Sky Harbour sold and issued to the Investors an aggregate of 2,307,692 PIPE Shares of the Company's Class A common stock, par value $0.0001 per share and accompanying PIPE Warrants to purchase an aggregate of 400,000 shares of Class A Common Stock for an aggregate purchase price of $15,000,000. Together with the first closing on November 2, 2023, the aggregate PIPE financing through the Purchase Agreement totaled $57,810,000.  In connection with Sky Harbour's financing transactions occurring in November 2023, we recorded a dilution loss of approximately $2,200,000 within ‘Equity in income of unconsolidated affiliates’ to reflect the change in our ownership of Sky Harbour's net assets.

On October 25, 2024, Sky Harbour entered into a securities purchase agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the Investors at an initial closing an aggregate of 3,955,790 PIPE shares of its Class A Common stock for an aggregate purchase price of approximately $37,600,000. On December 20, 2024, Sky Harbour issued an additional 3,955,790 PIPE shares of its Class A Common Stock in connection with the exercise of all the rights to purchase additional shares provided to PIPE investors who participated in the October 2024 closing for net proceeds of approximately $37,600,000, at a sale price of $9.50 per share. Aggregate proceeds from both closings were approximately $75,200,000, representing the full capacity of the equity raise. In connection with Sky Harbour's financing transactions occurring during the fourth quarter of fiscal 2024, we recorded a dilution gain of approximately $5,100,000 within ‘Equity in income of unconsolidated affiliates’ to reflect the change in our ownership of Sky Harbour's net assets.

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities. Additionally, we retain one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. If our 16.4% equity interest in Sky Harbour, comprised of 12,401,589 shares of Class A common stock, was accounted for at fair value based on its quoted market price as of  December 31, 2024, it would be valued at approximately $148,000,000.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	December 31,

	2024	2023

Beginning of year	$94,244,788	$118,218,389
Additional investments in unconsolidated affiliates	21,000	19,500
Distributions received	-	(271,355)
Transfer of interest	(2,748,292)	-
Sale of interest	(1,798,348)	-
Reclassification to consolidated subsidiaries	-	(15,832,981)
Equity in loss of unconsolidated affiliates	(17,283,281)	(7,888,765)

End of year	$72,435,867	$94,244,788

Combined summarized financial data for these affiliates is as follows:

	December 31,

	2024	2023

Revenue	$19,281,724	$14,925,054
Gross profit	16,006,913	11,232,952
Loss from continuing operations	(20,534,728)	(17,414,314)
Net loss	$(53,800,324)	$(22,349,383)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

At December 31, 2024 and 2023, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The carrying value of borrowings, if any, under our billboard revolving line of credit facility as well as our broadband term loan facility approximates fair value because of the variable market interest rate charged to us for these borrowings. The fair value of borrowings under our billboard term loan facility is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  December 31, 2024, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24,500,000, which is less than the approximate carrying amount of $26,500,000.

Warrants

Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement Warrants for the years ended  December 31, 2024 and 2023, resulted in gains of approximately $17,000,000 and $4,000,000, respectively, which are included within Other investment income within our Consolidated Statements of Operations.

Fund I, Fund II and BFR Special Purpose Entities

We report fund investments on our Consolidated Balance Sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying Consolidated Statements of Operations. Each of the 24th Street Funds’ and BFR's investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which third-party appraisals were obtained.  Appraisals of the investments in special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate property. The income capitalization approach used capitalization rates ranging from 6.25% to 6.75%. The comparable sales approach used observable market transactions to value the underlying real estate property. As of December 31, 2024, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $46,900,000.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

Sky Harbour Group Corporation Class A common stock

We account for our 16.4% equity interest in Sky Harbour, comprised of 12,401,589 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  December 31, 2024 it would be valued at approximately $148,000,000.

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

		Quoted Prices	Realized Gains	Total Changes
	Total Carrying	in Active	and (Losses)	in Fair Values
	Amount in	Markets for	Included in	Included in
	Consolidated	Identical	Current Period	Current Period
	Balance Sheet	Assets	Earnings (Loss)	Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at December 31, 2024	$13,370,229	$13,370,229	$1,063,730	$1,029,051

Marketable equity securities and U.S. Treasury trading securities at December 31, 2023	$49,322,696	$49,322,696	$740,892	$4,411,489

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 10.	INCOME TAXES

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities.

The components of the income tax expense for the years ended  December 31, and the tax effects of temporary differences that give rise to deferred taxes at  December 31, are as follows:

	December 31,
	2024	2023

Income tax (benefit) provision:
Current federal income tax expense	$-	$-
Current state income tax expense	2,992	166,223
Deferred federal income tax benefit	272,435	(2,138,204)
Deferred state income tax benefit	(550,248)	(1,006,757)

Total income tax benefit	$(274,821)	$(2,978,738)

Deferred tax assets:
Net operating loss carryforwards	$21,943,518	$18,672,782
Tax credits	643,945	643,945
Lease liabilities	13,228,639	14,555,615
Premium adjustments and IBNR	440,447	580,373
Long-term investments	4,768,942	-
Disallowed interest expense carryforwards	78,388	1,204
Other	103,687	70,452
Total deferred tax assets	41,207,566	34,524,371
Valuation allowance	(862,510)	(846,633)

Net deferred tax assets	$40,345,056	$33,677,738

Deferred tax liabilities:
Property and equipment	$(22,263,046)	$(19,504,745)
Intangibles	(11,510,781)	(8,269,752)
Right of use assets	(13,224,225)	(14,684,988)
Long-term investments	-	(2,570,253)
Unrealized gain on securities	(5,272,973)	(759,812)

Total deferred tax liabilities	(52,271,025)	(45,789,550)

Net deferred tax liabilities	$(11,925,969)	$(12,111,812)

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As of December 31, 2024, the Company has only recorded a valuation allowance against certain state net operating loss deferred tax assets that it has determined to be more-likely-than-not not realizable.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 10.	INCOME TAXES (Continued)

As of December 31, 2024, we have available federal tax operating loss carry forwards of approximately $91.1 million. Of the $91.1 million, $7.1 million arose in tax years beginning before December 31, 2017 and may be carried forward 20 years. The remaining tax net operating losses were generated in years beginning after December 31, 2017. Tax net operating loss carry forwards generated in years beginning after December 31, 2017 may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carry forwards of approximately $61.6 million, which are available to reduce future state taxable income and expire at various times and amounts.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, annual use of our net operating losses may be limited if it is determined that an ownership shift has occurred. An ownership shift is generally defined as a cumulative change in equity ownership by ‘‘5% shareholders’’ that exceeds 50 percentage points over a rolling three-year period. We have determined that through December 31, 2024, two ownership shifts occurred; however, we do not anticipate that these shifts would result in any permanent limitation on our ability to utilize our net operating loss and credit carryforward amounts.

The reconciliation of our total income tax expense (benefit) at the federal statutory income tax rate and our actual effective income tax rate is as follows:

	For the Year Ended December 31,
	2024	2023

Federal income tax at statutory rate	$644,659	$(1,941,583)
State tax income taxes, net of federal benefit	(138,994)	(1,118,721)
Non-controlling interest	(1,126,491)	(213,753)
Provision to return adjustments	(1,092,238)	129,405
Limitation on deduction for officer compensation	539,138	-
Permanent differences	60,886	137,649
State rate change	719,612	-
Valuation allowance	15,877	14,510
Other	102,730	13,755
Total income tax benefit	$(274,821)	$(2,978,738)

Uncertain Tax Positions

We believe that there are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within 12 months of the reporting date.

As of December 31, 2024 we do not have any open or ongoing exams by any taxing authorities. The federal and state statutes of limitation for assessment of tax liability generally lapse three and four years, respectively, after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized.

NOTE 11.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, January 1, 2023	$3,569,580
Additions	8,904
Accretion expense	216,501
Liabilities settled	-
Balance, December 31, 2023	$3,794,985
Additions	-
Accretion expense	218,472
Liabilities settled	-
Balance, December 31, 2024	$4,013,457

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 12.	CAPITAL STOCK

On April 25, 2022, we filed a new shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000 (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we have registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. As of December 31, 2024, certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock. We may, from time to time, in one or more offerings, offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents, or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

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

We intend to use the net proceeds, if any, from any future offering under the ATM Program, after deducting WFS’ commissions and our offering expenses, for general corporate purposes, which may include financing our existing businesses and operations, and expanding our businesses and operations through additional acquisitions and minority investments, and additional hires. Such expansion may include future billboard acquisitions, broadband acquisitions, acquisitions of surety insurance companies and other growth of the Company’s insurance activities, additional investments in real estate management and other real estate service businesses, additional investments in subprime automobile lending, and acquisitions of other businesses. We have not determined the amount of net proceeds to be used for any specific purpose, and management will retain broad discretion over the allocation of net proceeds. While the Company has no current agreements, commitments or understandings for any specific acquisitions at this time, it  may use a portion of the net proceeds for these purposes.

From  January 1, 2023 through  December 31, 2023, we sold 1,532,065 shares of our Class A common stock under the ATM Program for gross proceeds of $37,526,663. For sales of Class A common stock by WFS, we paid WFS a commission at a rate of 3% of the gross sales price per share. In addition, we have agreed to pay certain expenses incurred by WFS in connection with the offering. We did not sell any shares of our Class A common stock under the ATM program during fiscal 2024. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend the offering of the ATM Program under the Sales Agreement. The Sales Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we and WFS have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The ATM Program pursuant to the Sales Agreement will automatically terminate upon the issuance and sale of all the shares through WFS in an aggregate amount of $100,000,000. We also have the right to terminate the ATM Program with WFS upon notice to WFS without penalty.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 12.	CAPITAL STOCK (Continued)

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b- 18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5- 1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024, following the release of the quarterly report on Form 10-Q for the quarter ended June 30, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During 2024, we repurchased 111,323 shares of our Class A common stock for a total cost of $1,589,322.

At December 31, 2024, there were 52,778 outstanding warrants for our Class B common stock and 784 outstanding warrants for our Class A common stock. Each share of Class B common stock is identical to the Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock is that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

A summary of warrant activity for the years ended December 31, 2024 and 2023, is presented in the following table:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of January 1, 2023	105,556	$9.95	2.5	$1,746,952
Issued	-
Exercised	-
Expired	-

Outstanding as of December 31, 2023	105,556	$9.95	1.5	$610,114

Issued	-
Exercised	-
Redeemed	(51,994)
Expired	-

Outstanding as of December 31, 2024	53,562	$9.95	0.5	$226,567

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 12.	CAPITAL STOCK (Continued)

Separation Agreement with Alex Rozek

On May 9, 2024, the Company, Alex B. Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”).  Effective as of May 9, 2024, Mr. Rozek resigned as an officer and director of the Company and all its direct and indirect subsidiaries. Mr. Rozek continues to serve as a member of the board of directors of Sky Harbour.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 13.	LONG-TERM DEBT

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

On  May 31, 2022, Link entered into a Fifth Amendment to the Credit Agreement with the Lender which modified the Credit Agreement by extending the period of time under which Link may issue to BOC a cash dividend from January 31, 2022 to June 30, 2022 in an amount up to $8,125,000 in the aggregate.

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

As of December 31, 2024, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2026.

Long-term debt included within our Consolidated Balance Sheets as of December 31, 2024 and 2023 consists of Term Loan borrowings of approximately $26,500,000 and $27,300,000, respectively, of which approximately $900,000 and $800,000 are classified as current, respectively.  As of December 31, 2024, there was $9,600,000 outstanding related to the revolving line of credit, which is included within long-term debt in our Consolidated Balance Sheets. There were no amounts outstanding related to the revolving line of credit as of December 31, 2023.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of December 31, 2024.

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

The aggregate minimum principal payments required on long-term debt as of December 31, 2024 were as follows: $851,444 in 2025, $886,624 in 2026, $923,257 in 2027, $23,861,813 in 2028.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 13.	LONG-TERM DEBT (Continued)

Boston Omaha Broadband Credit Facility

On September 17, 2024, three operating subsidiaries of Boston Omaha Broadband, LLC (“BOB”) entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “BOB Credit Facility”). The three operating subsidiaries which are the borrowers under the BOB Credit Agreement are FIF AireBeam, LLC, FIF St. George, LLC, and FIF Utah, LLC (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses and must be drawn by September 16, 2025.

The BOB Credit Agreement provides for incremental drawdowns of the term loan in minimum increments of $1,000,000. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There is a fee during the first year of the Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment.

Pursuant to the BOB Credit Agreement, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period.

The BOB Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants, and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all their assets to the Lender. The Company was in compliance with these covenants as of December 31, 2024.

As of December 31, 2024, there was approximately $3,400,000 outstanding under the BOB Credit Agreement.  The aggregate minimum principal payments required on long-term debt as of December 31, 2024 were as follows: $350,000 in 2025, $350,000 in 2026, $350,000 in 2027, $350,000 in 2028, and $2,041,666 in 2029.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

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

Operating Lease Cost

Operating lease cost for the years ended  December 31, 2024 and 2023 is as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2024	December 31, 2023	Statement of Operations Classification

Lease cost	$8,644,098	$8,615,322	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	2,854,938	2,429,724	Cost of billboard revenues and general and administrative

Total Lease Cost	$11,499,036	$11,045,046

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2024	December 31, 2023

Cash payments for operating leases	$8,402,005	$8,312,237
New operating lease assets obtained in exchange for operating lease liabilities	$3,911,148	$1,843,316

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 14.	LEASES (Continued)

Operating Lease Assets and Liabilities

	December 31, 2024	December 31, 2023	Balance Sheet Classification

Lease assets	$59,742,166	$61,399,460	Other Assets: Right of use assets

Current lease liabilities	$5,333,611	$5,085,221	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	54,994,879	56,438,308	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$60,328,490	$61,523,529

Maturity of Operating Lease Liabilities

December 31, 2024

2025	$8,302,957
2026	7,864,961
2027	7,550,960
2028	7,175,906
2029	6,336,586
Thereafter	53,849,888

Total lease payments	91,081,258
Less imputed interest	(30,752,768)

Present Value of Lease Liabilities	$60,328,490

As of  December 31, 2024 our operating leases have a weighted-average remaining lease term of 16.04 years and a weighted-average discount rate of 5.1%.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 15.	INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, UCS and BOSS Bonds Insurance Agency, LLC, formerly known as South Coast Surety Insurance Services, LLC. Both BOSS Bonds and UCS clients are nationwide. Revenue consists of surety bond sales and insurance commissions. GIG’s corporate resources are used to support BOSS Bonds and UCS, and to make additional business acquisitions in the insurance industry.

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

Boston Omaha Asset Management, LLC

BOAM conducts our asset management operations. BOAM’s primary objective is to achieve long-term returns while seeking to limit the risk of capital and purchasing power loss in our investments in other companies and our real estate activities.  We commenced reporting BOAM as a separate segment based on our acquisition of 24th Street Asset Management on May 1, 2023 and are in the process of winding down its operations.

The accounting policies of the above segments are the same as those described within Footnote 2 “Summary of Significant Accounting Policies”.

Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM).  The CODM evaluates the performance of our segments and allocates resources to them based on segment operating income and segment adjusted EBITDA. We define adjusted EBITDA as net income (loss) before income tax expense (benefit), noncontrolling interest in subsidiary income (loss), interest expense, interest and dividend income, depreciation, amortization, accretion, gain or loss on disposition of assets, and other investment income (loss).

The cost and expense information provided below is based on the information regularly provided to the CODM. Given the diversity of our operating segments and the differences in revenue streams and cost structures, there are variances in the form, content, and levels of such expense information significant to the business. Expenses considered significant for one operating segment may not be significant in others.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 15.	INDUSTRY SEGMENTS (Continued)

The table below presents information about reported segments for the years ending December 31:

						Total
Year Ended December 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$23,851,450	$45,153,076	$39,098,228	$172,147	$-	$108,274,901
Cost of Revenues	9,400,691	15,496,805	9,444,030	-		34,341,526
Gross Margin	14,450,759	29,656,271	29,654,198	172,147	-	73,933,375
Other Operating Expenses
Employee costs	8,499,669	7,812,497	15,541,832	766,064	5,526,131	38,146,193
Professional fees	487,447	223,165	850,528	754,253	2,582,751	4,898,144
General and administrative	2,647,495	4,033,121	7,418,184	562,824	1,576,030	16,237,654
Depreciation	154,897	5,151,286	9,078,651	-	110,913	14,495,747
Amortization	160,247	3,902,738	3,509,856	-	111,111	7,683,952
Accretion	-	204,659	13,813	-	-	218,472
Loss on disposition of assets	-	63,455	657,236	-	-	720,691
Total expenses	11,949,755	21,390,921	37,070,100	2,083,141	9,906,936	82,400,853
Segment Income (Loss) from Operations	2,501,004	8,265,350	(7,415,902)	(1,910,994)	(9,906,936)	(8,467,478)

Interest expense	-	(1,547,124)	(51,124)	-	-	(1,598,248)
Interest and dividend income	-	136,908	19,105	536,524	693,347	1,385,884
Equity in loss of unconsolidated affiliates	-	-	-	-	(17,283,281)	(17,283,281)
Other investment income	218,015	-	-	7,815,912	21,025,790	29,059,717
Noncontrolling interest in subsidiary income	-	-	-	(4,599,100)	(64,765)	(4,663,865)
Income tax benefit	-	-	-	-	274,821	274,821
Net Income (Loss) Attributable to Common Stockholders	$2,719,019	$6,855,134	$(7,447,921)	$1,842,342	$(5,261,024)	$(1,292,450)

Segment adjusted EBITDA	$2,816,148	$17,587,488	$5,843,654	$(1,910,994)	$(9,684,912)	$14,651,384

Capital expenditures	$28,951	$2,462,001	$29,460,239	$-	$250,000	$32,201,191

						Total
Year Ended December 31, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$17,705,891	$42,940,369	$35,340,502	$266,974	$-	$96,253,736
Cost of Revenues	6,808,167	15,136,817	9,955,518	-		31,900,502
Gross Margin	10,897,724	27,803,552	25,384,984	266,974	-	64,353,234
Other Operating Expenses						-
Employee costs	6,500,480	7,072,960	14,527,407	1,574,332	2,886,750	32,561,929
Professional fees	596,245	804,203	823,969	321,363	2,119,735	4,665,515
General and administrative	1,970,121	3,902,279	7,093,277	753,320	2,393,246	16,112,243
Depreciation	152,388	5,075,358	6,816,929	-	110,421	12,155,096
Amortization	160,246	3,933,290	3,316,403	-		7,409,939
Accretion	-	199,211	17,290	-	-	216,501
Loss (gain) on disposition of assets	-	206,832	(122,418)	-	-	84,414
Total expenses	9,379,480	21,194,133	32,472,857	2,649,015	7,510,152	73,205,637
Segment Income (Loss) from Operations	1,518,244	6,609,419	(7,087,873)	(2,382,041)	(7,510,152)	(8,852,403)

Interest expense	-	(1,126,538)	(20,696)	-	-	(1,147,234)
Interest and dividend income	-	170,287	38,360	1,058,527	1,341,974	2,609,148
Equity in income (loss) of unconsolidated affiliates	-	-	-	4,630,610	(12,519,375)	(7,888,765)
Other investment income	538,621	-	-	980,410	4,613,760	6,132,791
Noncontrolling interest in subsidiary loss (income)	-	-	75,008	(911,292)	-	(836,284)
Income tax benefit	-	-	-	-	2,978,738	2,978,738
Net Income (Loss) Attributable to Common Stockholders	$2,056,865	$5,653,168	$(6,995,201)	$3,376,214	$(11,095,055)	$(7,004,009)

Segment adjusted EBITDA	$1,830,878	$16,024,110	$2,940,331	$(2,382,041)	$(7,399,731)	$11,013,547

Capital expenditures	$176,499	$3,535,306	$56,743,382	$5,016,494	$6,536	$65,478,217

						Total
As of December 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,224,005	$4,132,055	$893,476	$184,051	$-	$12,433,587
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	86,670,669	260,220,162	198,226,268	52,593,429	130,635,201	728,345,729

						Total
As of December 31, 2023	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,124,471	$4,060,259	$689,817	$251,154	$15,543	$12,141,244
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	71,723,355	267,205,346	183,151,741	100,739,644	145,387,006	768,207,092

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 16.	RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances at UCS for losses and loss adjustment expenses ("LAE") for the years ended December 31:

	2024	2023
Gross reserve for unpaid losses and loss adjustment expenses, beginning of year	$5,733,444	$2,105,579
Less: reinsurance recoverable on unpaid losses	3,283,071	415,000
Net reserve for unpaid losses and loss adjustment expenses, beginning of year	2,450,373	1,690,579

Incurred losses and loss adjustment expenses:
Current year	3,924,202	2,411,846
Prior year	(750,747)	(367,411)
Total net losses and loss adjustment expense incurred	3,173,455	2,044,435

Payments:
Current Year	1,193,187	532,062
Prior Year	361,314	752,579
Total Payments:	1,554,501	1,284,641

Net reserves for unpaid losses and loss adjustment expenses, end of year	4,069,327	2,450,373
Reinsurance recoverable on unpaid losses, net of allowance	1,803,865	3,283,071

Gross reserves for unpaid losses and loss adjustment expenses, end of year	$5,873,192	$5,733,444

During the years ended  December 31, 2024 and 2023, there was a favorable loss development for the current year and a favorable prior year’s loss development which was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2024 and 2023

NOTE 17.	REDEEMABLE NONCONTROLLING INTEREST

On April 2, 2024, we entered into agreements with the minority members of each of FIF Utah, LLC and FIF St. George, LLC, entities controlled by us as majority member. Under these agreements, the minority members of each of the entities exchanged their membership interests in the LLCs for unregistered shares of Boston Omaha Class A common stock.  Under the securities exchange agreements, Alpine Networks, Inc., a company owned by Steven McGhie, the then Chief Executive Officer of Boston Omaha Broadband, and the sole owner of the minority interest in FIF Utah, LLC, exchanged its approximate 17% interest in FIF Utah, LLC for 275,611 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $4,400,000. The two owners of the minority interests in FIF St. George, LLC exchanged their combined 20% interest in FIF St. George, LLC for 563,750 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $9,000,000. As a result, Boston Omaha Broadband, LLC, our wholly owned subsidiary, now owns 100% of the membership interests in each of FIF Utah, LLC and FIF St. George, LLC.

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

NOTE 18.	CUSTODIAL RISK

As of December 31, 2024, we had approximately $32,000,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 19.	SUBSEQUENT EVENTS

Subsequent to December 31, 2024, we sold 190,692 shares of Sky Harbour for gross proceeds of approximately $2,159,732.

On January 10, 2025, Magnolia Capital Fund, LP ("MCF") exercised, in full, Class B warrants issued in 2015 and expiring in June 2025 to purchase shares of our Class B common stock. Under the terms of the warrants, MCF purchased 52,778 shares of Class B common stock at an exercise price of approximately $525,000 paid in cash. Following this transaction, there are no other warrants outstanding issued by BOC to purchase Class B common stock.

Also, during January 2025, Boston Omaha Broadband borrowed an additional $3,500,000 pursuant to the BOB Credit Agreement established with First National Bank of Omaha during the third quarter of fiscal 2024.

Subsequent to December 31, 2024, we transferred an additional 1,162,000 shares of Sky Harbour Class A common stock to our UCS subsidiary. UCS now holds 2,673,831 shares of Sky Harbour Class A common stock.