Form 10-K/A
period 2024-12-31
BOSTON OMAHA Corp
filed 2025-04-30
CIK 1494582

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,872,876 shares of Class A common stock and 580,558 shares of Class B common stock, each as of April 21, 2025.

Documents incorporated by reference:  None

Auditor Name:	Auditor Location:	Auditor Firm ID:
KPMG LLP	Omaha, Nebraska	185

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “ Original Form 10-K”) of Boston Omaha Corporation (the “Company”) for the fiscal year ended December 31, 2024 (the “2024 Fiscal Year”), as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025. We are filing this Amendment to amend Part III of the Original Form 10-K to include the information required by and not included in Part III of the Original Form 10-K because we do not intend to file an annual meeting definitive proxy statement within 120 days of December 31, 2024.

Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

●	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

●

file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, unless otherwise stated or the context otherwise requires, the terms “Company” and “BOC,” as well as the words “we,” “our,” “ours” and “us,” refer collectively to Boston Omaha Corporation  Corporation and its consolidated subsidiaries.

BOSTON OMAHA CORPORATION

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Directors

The following table sets forth the directors of the Company, including Mr. Peterson who was elected as our Class B director by the holders of our Class B common stock, and each of the six (6) additional directors, along with their ages as of April 21, 2025 and the year in which their current term of directorship will expire:

Name	Age	Director Since	Current Term Expires	Position(s)	(1)	(2)	(3)
Adam K. Peterson**	43	2015	2025	President, Chairman of the Board and Chief Executive Officer
Thomas Burt	52	2024	2025	Director		X	X
David S. Graff	42	2025	2025	Director	Chair	X
Brendan J. Keating	43	2016	2025	Director
Frank H. Kenan II	43	2017	2025	Director	X	Chair	X
Jeffrey C. Royal	48	2019	2025	Director
Vishnu Srinivasan	46	2017	2025	Director	X		Chair

**  Mr. Peterson was elected as the Class B director by the holder of our Class B common stock.

(1) Member of Audit and Risk Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

Incumbent Directors

Set forth below are the names of the persons selected by the holder of our Class B common stock as the Class B director as well as the remaining five (5) directors, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which they currently hold directorships or have held directorships during the past five years. We have also presented information below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director.

Class B Director:

Adam K. Peterson, age 43, became Chairperson and President and Chief Executive Officer in May 2024 and was previously Co-Chairperson of our Board of Directors since February 2015, when he became a member of our Board of Directors, and  was Co-President and Co-Chief Executive Officer from December 2017 through May 2024. Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC, an SEC registered investment advisor and the general partner of Magnolia Capital Fund, LP and Magnolia BOC I, LP. From August 2020 through January 2022, Mr. Peterson served as Co-Chairperson of the Board of Directors and Co-Chief Executive Officer of Yellowstone Acquisition Company (“Yellowstone”), a special purpose acquisition company in which one of our subsidiaries served as sponsor. Yellowstone entered into a business combination agreement with Sky Harbour Group, which was renamed Sky Harbour Group Corp. (“Sky”) following the consummation of the business combination in January 2022 at which point Mr. Peterson resigned as a director of Yellowstone. Since June 2017, Mr. Peterson has served as a Director of Old Market Capital Corporation, formerly known as Nicholas Financial, Inc., a publicly traded company on the NASDAQ Global Select Market. In March 2022, Mr. Peterson became a Director of Nelnet, Inc., a publicly traded company on the New York Stock Exchange. From May 2016 through March 2021, Mr. Peterson served as a Director of Brampton Brick Ltd., a publicly traded Canadian company traded on the Toronto Stock Exchange. From November 2005 through August 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LP and related entities. From May 2004 through June 2006, Mr. Peterson was a financial analyst for Kiewit Corporation. Mr. Peterson graduated with a Bachelor of Science degree in Finance from Creighton University. The holder of our Class B common stock has determined that Mr. Peterson’s experience in business operations, investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Class A Directors:

Thomas Burt, age 52, has served as a member of our Board of Directors since September 2024.  Mr. Burt is currently a member of our Compensation Committee and our Nominating and Corporate Governance Committee. Mr. Burt is the President and CEO of ES&S,  a company that manufactures and sells voting machine equipment and services.  Mr. Burt joined ES&S in 2008, leading sales, customer service, operations and product departments. Before joining ES&S, Mr. Burt developed his general management and sales leadership at McMaster-Carr Supply Company and Andersen Consulting, where he served in a variety of executive management roles. More recently, Mr. Burt worked as an Associate Partner of Gallup Organization, where he was responsible for managing relationships with multiple Fortune 500 clients. Mr. Burt graduated from Nebraska Wesleyan University with a Bachelor of Science degree in Business Administration. Our Board has determined that Mr. Burt’s experience in management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

David S. Graff, age 42, has served as a member of our Board of Directors since January 2025. Mr. Graff is currently Chair of our Audit and Risk Committee and a member of our Compensation Committee. Mr. Graff is a founder and the CEO of Agile Sports Technologies, Inc, which does business as "HUDL.”  Hudl, which was founded 19 years ago, provides online video analysis and coaching tools software for professional, college, high school, club, and youth teams and athletes.  Hudl software is used by more than 300,000 teams, serving more than 40 different sports and 180 countries, including the National Hockey League, National Football League, National Basketball Association, and English Premier League. Hudl has more than 3,500 employees in 18 countries. Mr. Graff also serves as a member of the board directors of Nelnet, Inc., a position he has held since 2014. where he serves on both the Audit Committee and the Risk and Finance Committee.  Mr. Graff is also a member of the board of directors of both Assurity, a mutual insurance company and Teammates, a non-profit organization which serves students in grades 3-12 to reach their full potential through mentoring both while in school and after graduation. Previously, Mr. Graff served as a member of the Board of Directors from 2021 through 2023 of Sportsmap Tech Acquisition Corp., a publicly traded special purpose acquisition company which completed a business combination with MultiSensor AI Holdings, Inc (f/k/a Infrared Cameras Holdings Inc.) in December 2023.  Mr. Graff received a Bachelor of Science degree in accounting and computer science from the University of Nebraska-Lincoln and also received his Masters in Business Administration degree from the University of Nebraska-Lincoln.  Our Board has determined that Mr. Graff's experience at Nelnet and on the board of several private companies, and his business experience in growing his own company, including through acquisitions, qualified him to be a member of the Board of Directors as the Company seeks to continue to expand its businesses.

Brendan J. Keating, age 43, has served as a member of our Board of Directors since February 2016.  Mr. Keating is the President of Local Asset Management, LLC, a company involved in commercial real estate and asset management.  From January 2023 through May 2024, Mr. Keating served as a Managing Director of Boston Omaha Asset Management, LLC, a subsidiary of the Company.  Following our decision to wind down operations at Boston Omaha Asset Management, Local Asset Management, LLC was retained in May 2024 to assist us in this wind down process. From August 2015 through March 2023, Mr. Keating served as the Manager and CEO of Logic Real Estate Companies, LLC, a company based in Las Vegas, Nevada, which provides commercial property brokerage and property management services (“Logic”). As of March 2023, Mr. Keating serves as the non-executive Chairman of Logic. Mr. Keating has also served as a Director of Old Market Capital Corporation, formerly known as Nicholas Financial, Inc. since October 2021. A trust controlled by members of Mr. Keating’s family owns a majority of the membership interest in Logic. From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services.  Mr. Keating served as a principal of The Equity Group from 2007 to 2015.  Mr. Keating has a Bachelor of Science degree in Finance and Entrepreneurship from Creighton University.  Our Board of Directors has determined that Mr. Keating’s experience in commercial real estate brokerage, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Frank H. Kenan II, age 43, has served as a member of our Board of Directors since June 2017. Mr. Kenan is also currently the Chair of our Compensation Committee and a member of each of the Audit and Risk Committee and the Nominating and Corporate Governance Committee. Since August 2014, Mr. Kenan has served as the Co-Founder and Principal of KD Capital Management, LLC, the investment manager of KD Capital, L.P., a value oriented investment partnership.  From September 2011 to December 2014, Mr. Kenan served as an Investment Analyst at Boulderado Group, LLC. From January 2006 to January 2008, Mr. Kenan served as a Development Associate at Edens & Avant. From May 2005 to January 2006, Mr. Kenan served as an Analyst at Vivum Group. Mr. Kenan currently serves as a member of the Board of Directors of Flagler Systems, Inc. a hospitality and real estate company. Mr. Kenan also serves on the board of advisors of the University of North Carolina’s Kenan-Flagler Business School and the Family Enterprise Center at Kenan-Flagler Business School. Mr. Kenan holds a Bachelor of Science degree from the College of Charleston and a Masters in Business Administration degree from the University of North Carolina at Chapel Hill – Kenan-Flagler Business School. Our Board of Directors has determined that Mr. Kenan’s experience in investments and financial analysis qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Jeffrey C. Royal, age 48, has served as a member of our Board of Directors since January 2019. In September 2024, Mr. Royal was elected as Chief Executive Officer of Old Market Capital Corporation. Mr. Royal has served as a director of Old Market Capital Corporation since October 2017 and as its Chairman since January 17, 2019.  Since January 2006, Mr. Royal has also been the President of Dundee Bank located in Omaha, Nebraska and also serves as the Chairman and a director of Dundee Bank’s holding company. Mr. Royal served as a Director of Bridges Investment Fund, Inc., a mutual fund which trades on the NASDAQ Stock Market, from 2018 through 2022. Mr. Royal has served on the Board of Directors of each of Eagle Bank and Tri-Valley Bank since 2009 and 2013, respectively.  These banks merged in January 2021 and Mr. Royal serves as the non-executive Chairman of the combined entities, now operating as Riverstone Bank.  Mr. Royal has also served as a Director of Brunswick State Bank since 2007. Mr. Royal received both his Bachelor’s and Master’s degrees in Business Administration from Creighton University. Our Board of Directors has determined that Mr. Royal’s experience in managing banks and other businesses qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

Vishnu Srinivasan, age 46, has served as a member of our Board of Directors since June 2017. Mr. Srinivasan is also currently the Chair of our Nominating and Corporate Governance Committee and a member of our Audit and Risk Committee. Mr. Srinivasan joined The Ohio State University as its Chief Investment Officer in May 2020. Previously, he was employed by Ganesh Investments, L.L.C., which is focused on public and private equity investments, as a Vice President and then a Managing Director from 2012 through May 2020. Ganesh Investments provides investment advisory services to members of the Pritzker family and their charitable foundations. From November 2009 to October 2012, Mr. Srinivasan was an Analyst at Alyeska Investment Group, a long/short hedge fund. From August 2002 until October 2009, Mr. Srinivasan was a Principal and held various other roles at Berkshire Partners, a private equity fund. Mr. Srinivasan graduated summa cum laude from the Wharton School at the University of Pennsylvania with a degree in Economics. Mr. Srinivasan also received a Masters in Business Administration degree from Harvard Business School. Our Board has determined that Mr. Srinivasan’s experience in public and private equity, investment and management services qualifies him to be a member of the Board of Directors in light of the Company’s business and structure.

There are no family relationships among the members of our Board or executive officers.

Board Composition, Committees and Director Selection

The Board currently consists of seven (7) directors, including one (1) director elected by the holder of our Class B common stock and six (6) directors elected by the holders of our Class A common stock and Class B common stock voting as a single class. Members of the Board regularly discuss various business matters informally on numerous occasions throughout the year. During the fiscal year ended December 31, 2024, the Board met five times and acted by unanimous written consent six times. All current directors attended at least 75% of the aggregate of the meetings of the Board in 2024 and the meetings held by all committees of the Board in 2024 on which they served. Independent directors endeavor to meet on a regular basis as often as necessary to fulfill their responsibilities. We do not have a policy regarding Board members’ attendance at the annual meetings of stockholders. All of the directors who served on the Board at the time attended our 2024 Annual Meeting of Stockholders.

Our Board maintains certain standing committees consisting of Board members other than Messrs. Peterson, Keating and Royal, and the Board has assigned certain of the Board’s responsibilities to such committees. The Board has three separate standing committees: the Audit and Risk Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Our Board reviews its leadership structure and believes at this time that the Company and its stockholders are best served by having the CEO serve as Chairman of the Board. Our Board of Directors believes that combining these roles fosters accountability, effective decision-making and alignment between interests of our Board and management. Our Board currently has no lead independent director. Our Board expects to periodically review its leadership structure to ensure that it continues to meet the Company’s needs.

Our Audit and Risk Committee currently consists of David S. Graff (the Chairman of the committee), Frank H Kenan II and Vishnu Srinivasan. The Board has determined that each of the members of the Audit and Risk Committee meets the criteria for independence under the applicable listing standards of the New York Stock Exchange, and that Mr. Graff also qualifies as an “audit committee financial expert” and “independent” as defined by the applicable rules adopted by the SEC and the New York Stock Exchange. The Audit and Risk Committee assists the Board in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence, the establishment and performance of our internal audit function, and the performance of the independent auditor. The Audit and Risk Committee was formed in June 2017 and held six meetings  during the 2024 fiscal year.  The Audit and Risk Committee, which reviews and approves certain transactions, also met on numerous occasions in the first half of 2024 in order to negotiate the separation arrangement with Alex Rozek, formerly Co-Chair and Co-Chief Executive Officer of the Company.  The Board has adopted a written charter under which the Audit and Risk Committee operates, which satisfies the applicable standards of the SEC and the New York Stock Exchange, and which was amended and restated on March 14, 2023. A copy of the Audit and Risk Committee charter is available on the Corporate Governance section of our website.

Our Compensation Committee currently consists of Frank H. Kenan II (the Chairman of the committee), Thomas Burt and David S. Graff. The Compensation Committee is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers, evaluate our executive officers’ performance, and advise on salary, bonus, and other incentive and equity compensation. The Board has adopted a written charter under which the Compensation Committee operates, which was amended and restated on March 14, 2023. The Compensation Committee has authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee. In 2023, no compensation consultant was engaged for employee or executive compensation. The Compensation Committee was created in June 2017 and held two meetings and acted by consent three times during the 2024 fiscal year. The Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the applicable New York Stock Exchange listing standards. A copy of the Compensation Committee charter is available on the Corporate Governance section of our website.

Our Nominating and Corporate Governance Committee currently consists of Vishnu Srinivasan (the Chairman of the committee), Thomas Burt and Frank H. Kenan II. The Nominating and Corporate Governance Committee is primarily concerned with identifying individuals qualified to become members of our Board, selecting the director nominees for each annual meeting of stockholders, selection of the director candidates to fill any vacancies on our Board and the development of our corporate governance guidelines and principles. The Board has adopted a written charter under which the Nominating and Corporate Governance Committee operates, which was amended and restated on March 14, 2023. The charter instructs the Nominating and Corporate Governance Committee to consider any nominations of director candidates recommended by stockholders. The Nominating and Corporate Governance Committee was created in June 2017 and held two meetings and acted by consent two times during the 2024 fiscal year. A copy of the Nominating and Corporate Governance Committee charter is available on the Corporate Governance section of our website.

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

Director Compensation

In July 2018, our Board adopted a policy whereby directors who are not directly employed by us or by any of our wholly-owned subsidiaries each receive cash compensation at the rate of $10,000 per year for all services, including both Board and committee membership. Commencing July 1, 2022, we increased this pay to outside directors to $30,000 per year in cash for their services as directors. In June 2024, the Board agreed to not provide cash compensation to outside directors through June 2025.  Commencing in January 2023, we also awarded each outside director $30,000 of our Class A common stock vesting on June 30, 2023 and thereafter in July 2023 we awarded each outside director $30,000 of our Class A common stock vesting on June 30, 2024 or the day immediately preceding the date of the 2024 Annual Meeting of Stockholders, whichever is earlier.  In September 2024, we awarded each outside director $30,000 of our Class A common stock vesting in four equal installments as of the commencement of each fiscal quarter (with shares for the quarter commencing July 1, 2024 paid retroactively).  Mr. Peterson is not compensated as a member of the Board.  The Board also provided that these guidelines may be modified by the Compensation Committee of the Board.

The following table sets forth information with respect to the compensation of our directors, excluding Mr. Peterson, our President and Chief Executive Officer,  and also excluding Mr. Rozek (our former Co-Chief Executive Officer who resigned in May 2024), for the Company’s last completed fiscal year:

Name	Year	Fees earned or paid in cash ($)	All other compensation ($)(1)	Total ($)
Bradford B. Briner(2)	2024	$15,000	$29,840	$44,840
Thomas Burt(3)	2024	$0	$29,840	$29,840
David S. Graff(4)	2025	$0	$0	$0
Brendan J. Keating (5)	2024	$0	$29,840	$29,840
Frank H. Kenan II	2024	$15,000	$29,840	$44,840
Jeffrey C. Royal	2024	$15,000	$29,840	$44,840
Vishnu Srinivasan	2024	$15,000	$29,840	$44,840
(1)

Consists of 2,000 shares of Class A common stock awarded to each Director serving on the Board as of September 20, 2024, which amount vested in equal installments of 500 shares as of the date of grant and each of October 1, 2024, January 1, 2025 and April 1, 2025.  This excludes  1,574 shares of Class A common stock issued to each of Messrs. Briner, Kenan, Royal and Srinivasan on July 5, 2023 and which were subject to forfeiture if the individual no longer served on the Board on June 30, 2024. Based on the closing price of the Company's Class A common stock as of December 31, 2024 of $14.18 per share as reported by the New York Stock Exchange, the value of these unvested shares of Class A common stock at December 31, 2024 for each of Messrs. Briner, Burt, Kenan, Royal and Srinivasan was $13,460 for each of these directors.

(2)	Mr. Briner ceased serving as member of the Board on December 31, 2024 following his election as Treasurer of the State of North Carolina effective January 1, 2025. The Compensation Committee and the Board agreed to accelerate the vesting of the 1,000 shares which would otherwise have vested in 2025 in recognition of Mr. Briner's invaluable service as a member of the Board over the prior eight years.
(3)	Mr. Burt commenced services as a director in September 2024.
(4)	Mr. Graff commenced services as a Director in January 2025.
(5)	Mr. Keating did not receive compensation as a Director from January 1, 2023 through June 30, 2024 as he was previously employed by Boston Omaha Asset Management, LLC as a Managing Partner during that period of time.

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

We also reimburse all of our directors for reasonable travel and other expenses incurred in attending Board and committee meetings.  Directors employed by us receive no director fees.  As a result, Messrs. Peterson and Rozek received no compensation as directors of our Company in 2024 and Mr. Keating began receiving compensation as a director commencing July 1, 2024, after he was no longer employed by Boston Omaha Asset Management, LLC.

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

Director Independence

Our Board consists of Messrs. Peterson, Burt, Graff, Keating, Kenan, Royal and Srinivasan. We consider Messrs. Burt, Graff, Kenan and Srinivasan to be “independent” in accordance with the New York Stock Exchange rules including, in the judgment of the Board, the requirement that such directors have no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).  Each of Messrs. Peterson, Keating and Royal are deemed not to be "independent" as Mr. Peterson has a direct employment relationship with us, Mr. Keating had previously been employed by the Company through May 2025, and Mr. Royal in the fall of 2024 became Chief Executive Officer of Old Market Capital Corporation, a business in which entities controlled by Mr. Peterson, reported ownership of  37.6% of its voting securities as of December 17, 2024.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee are or have at any time during the past three years been an officer or employee of ours or was formerly an officer or employee of ours. Except as described below, none of our executive officers serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee. Entities controlled by Mr. Keating serve as the Manager of Logic, in which we have a 30% ownership interest and Mr. Peterson serves as a director of Old Market Capital Corp., in which Mr. Royal now serves as Chief Executive Officer.

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

Insider Trading, Hedging  and Clawback Policies

We have adopted the Amended and Restated Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees (including members of their immediate families and anyone with whom they share a household) that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any New York Stock Exchange listing standards applicable to the Company. While the Insider Trading Policy does not apply to the Company directly, it is the Company’s practice to follow the same guidelines and restrictions on transactions involving our stock that apply to our directors, officers and employees.  Under the Insider Trading Policy, all of our directors, officers, employees and designated consultants are prohibited from engaging in short sales of our securities, trading in derivative securities, including buying or selling puts or calls on our securities, and any enumerated person engaging in any form of hedging or monetization transactions (such as prepaid variable forwards, equity swaps, collars and exchange funds) involving our securities must first obtain the approval of the Company. Our Insider Trading Policy does allow entering into any margin account arrangement or pledging our securities as collateral for a loan with prior approval by us. The foregoing summary of our Insider Trading Policy does not purport to be complete and is qualified by reference to the full text of such policy, a copy of which can be found as Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Risk Oversight

The business of the Company is managed with the oversight of the Board. While the full Board has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our Audit and Risk Committee (the “Audit Committee”) oversees management of enterprise risks as well as financial risks. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025. Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted by the Board, which has responsibility for general oversight of risks, but the Audit Committee assists the Board in fulfilling such oversight responsibilities. Risk assessment and oversight are an integral part of our governance and management processes. The Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducted a specific strategic session during the year that included a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews risks with the Board at regular Board meetings as part of management presentations that focus on the Company’s overall operations and presents the steps taken by management to mitigate or eliminate such risks.

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

Executive Officers and Significant Employees

Executive Officers. The following table sets forth information regarding our executive officers as of April 21, 2025:

Name	Age	Officer Since	Position(s)
Adam K. Peterson	43	2015	President, Chairman of the Board and Chief Executive Officer
Joshua P. Weisenburger	41	2017	Chief Financial Officer, Secretary and Treasurer

In addition to the biographical information for Mr. Peterson, which is set forth above under “Incumbent Directors,” set forth below is certain biographical information about our other executive officers. Our executive officers are elected by, and serve at the discretion of, our Board. None of our officers or directors has any family relationship with any other director or officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Joshua P. Weisenburger, age 41, has served as our Chief Financial Officer, Secretary and Treasurer since June 2017. Mr. Weisenburger, who joined us in 2016, has also previously served as our Chief Accounting Officer and our Controller. Mr. Weisenburger also served as the Chief Financial Officer of Yellowstone from August 2020 through January 2022 when Yellowstone and Sky completed the business combination. From July 2011 through June 2016, Mr. Weisenburger was employed by Ecolab, Inc., a global leader in water, hygiene and energy technologies and services. At Ecolab, Mr. Weisenburger served first as a finance manager and then as a finance controller throughout various divisions within the company. Prior to his time at Ecolab, Mr. Weisenburger was employed from June 2005 through August 2009 by Kiewit Corporation, a construction, engineering and mining services company, and held several different treasury roles.  Mr. Weisenburger graduated with a B.S. in Finance from Creighton University and an MBA from the University of Minnesota - Carlson School of Management.

Significant Employees. In addition to our executive officers and Mr. Keating, we also employ the following significant employees:

David Herman, age 40, has served as President of General Indemnity Group, LLC (“GIG”) since August 2019 and previously served as GIG’s Chief Operating Officer since January 2019. Prior to joining GIG, Mr. Herman owned Anthros Consulting, Inc., a company that combined business strategy with software systems, data visualization, and analytics expertise, from May 2015 through December 2018. From February 2013 through May 2015, Mr. Herman was employed by McKinsey and Company, specializing in operations, supply chain, and strategic turnarounds. Mr. Herman holds a Ph.D. in Materials Science and Engineering from Northwestern University, a certificate of Management for Scientists and Engineers from the Kellogg School of Management at Northwestern University, and a Bachelor of Science degree in Materials Science and Engineering and minor in Engineering Management from Cornell University.

W. Scott LaFoy, age 63, joined Link Media Holdings, LLC (“Link”) in May 2018 to manage Link’s merger and acquisition activities, was named Interim Chief Executive Officer in December 2019 and Chief Executive Officer in April 2020. From 2015 to 2018, Mr. LaFoy served as general manager for the Chattanooga division of Fairway Outdoor Advertising. From 1999 until its acquisition by Fairway Outdoor Advertising in 2015, Mr. LaFoy owned and operated LaFoy Outdoor Advertising. From 1996 until 1999, he served as Regional President for Clear Channel Outdoor/Eller Media and Regional Director for its predecessor Universal Outdoor. Mr. LaFoy has more than 37 years’ experience in management of outdoor advertising businesses. Mr. LaFoy holds a Bachelor of Arts degree in Interdisciplinary Studies and a minor in History from the University of Central Florida.

Joseph M. Meisinger, age 36, has served as our Chief Accounting Officer since June 2022, as the President of Boston Omaha Broadband, LLC (formerly known as Fiber is Fast, LLC) ("BOB") since August 2024 and as the Chief Financial Officer of BOB since December 2022.  It is anticipated that Mr. Meisinger will relinquish his role as Chief Accounting Officer to serve as Chief Executive Officer of Boston Omaha Broadband, LLC on a full-time basis. Mr. Meisinger joined Boston Omaha as its Controller in May 2019 and served in that position until his promotion to Chief Accounting Officer. From August 2011 through May 2019, Mr. Meisinger was employed by KPMG LLP, most recently as a Senior Manager of KPMG Kansas City’s Audit Practice serving a variety of clients ranging from large public Fortune 500 companies to small start-up companies in various industries. Mr. Meisinger is a Certified Public Accountant. He received both his Bachelor of Science  in Accounting and a Masters degree in Accounting from the University of Kansas.

Robert Thomas, age 61, was appointed as President of United Casualty and Surety Insurance Company (“UCS”) in August 2019 and previously served as UCS’ Chief Operating Officer from October 2017 to August 2019. From April 2011 through March 2017, Mr. Thomas served as President of Hanover Surety and previously served as President of Argo Surety from March 2008 through March 2011. Mr. Thomas has been employed in the surety insurance industry since 2001 and the reinsurance industry from 1987 through 2001. Mr. Thomas holds a Bachelor of Arts degree in Business Administration and Management from the University of Saint Thomas.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation of our principal executive officers and the other most highly compensated executive officer other than our principal executive officers for the Company’s last two completed fiscal years:

Name and principal position	Year	Salary ($)	Cash Bonus ($)	Stock Award ($)	All other compensation ($)(1)	Total ($)
Adam K. Peterson	2024	$639,000	-	-	$31,220	$670,220
Chief Executive Officer and President (Principal Executive Officer)	2023	$639,000	-	-	$29,817	$668,817

Alex B. Rozek (2)	2024	$239,625	-	-	$3,639,837	$3,879,462
Former Co-Chief Executive Officer and Co-President (Former Principal Executive Officer)	2023	$639,000	-	-	$30,855	$669,855

Joshua P. Weisenburger (3)	2024	$320,000	$190,000	-	$32,391	$542,391
Chief Financial Officer, Secretary and Treasurer	2023	$290,000	$295,000	-	$30,484	$615,484

(1)

Includes employer contribution to 401(k) plan of 100% of the employee contributions up to 3% of base salary, and 50% of employee contributions up to the next 2% of base salary. Also includes employer portion of life, health, dental and vision insurance coverage.

(2)

In May 2024, the Company, Mr. Rozek and certain affiliated entities controlled by Mr. Rozek entered into a Separation Agreement as described in greater detail under "Alex Rozek Separation Agreement"  in Item 13 of this Amendment to Form 10-K.  All other compensation consists of (i) s (i) 200,000 shares of Sky Harbour Class A common stock  valued at $2,340,000 in the aggregate (based upon a 30 day average closing price for the Sky Harbour shares prior to the date of the Separation Agreement were transferred to Mr. Rozek as consideration for his efforts in connection with the successful launch of Sky Harbour, which shares were transferred from the Company to Mr. Rozek upon the closing of the Separation Agreement, (ii) severance of $960,000, payable in equal monthly installments over 18 months, which payments commenced upon the closing of the Separation Agreement in May 2024, (iii) payment of $75,000 in the aggregate in lieu of employee benefits, payable in equal monthly installments over 18 months, which payments commenced upon the closing of the Separation Agreement in May 2024, (iv) a lump sum payment of $250,000 as consideration for certain non-competition and non-solicitation covenants, which amount was paid in full upon the closing of the Separation Agreement, and (v) other compensation totaling $14,837 consisting of employer contribution to 401(k) plan and employer portion of life, health, dental and vision insurance coverage. Mr. Rozek has served at our request on the Board of Directors of Sky Harbour Group Corporation and receives from Sky Harbour both cash fees for serving on its board of directors as well as restricted stock units which vest over a four-year period. As a director of Sky Harbour Group Corporation, Mr. Rozek received director fees of $55,000 and $51,233, in 2024 and 2023, respectively as well as restricted stock grants of 7,000 units in each of 2024 and 2023 valued at $86,310 and $80,500, respectively.  The value of these restricted stock units is measured at the grant date fair value calculated in accordance with FASB ASC Topic 718.  These payments from Sky Harbour are not included in this Summary Compensation Table.

(3)

Consists of compensation earned by Mr. Weisenburger, our Chief Financial Officer, in 2024 and 2023 consisting of (i) a base salary of $320,000 in 2024 and $290,000 in 2023, (ii) a cash bonus of $140,000 in 2024 and $170,000 in 2023, (iii) a restricted stock grant for 3,322 shares of Class A common stock which was issued in February 2025 for services provided in 2024, and which shares are fully vested as of the date of grant, (iv) a restricted stock grant for 8,440 shares of Class A common stock which was issued in February 2024 for services provided in 2023, and which shares are fully vested as of the date of grant, and (v) other compensation of  $32,391 in 2024 and $30,484 in 2023. The value of these restricted stock awards is measured at the grant date fair value calculated in accordance with FASB ASC Topic 718. The shares of our Class A common stock issued to Mr. Weisenburger in 2024 and 2023 were issued at his request in lieu of a portion of his cash bonus for each such year.

Outstanding Equity Awards At Fiscal Year-End(1)

Name and principal position	Grant date of restricted stock award	Number of shares of stock that have not vested (2)(#)	Market value of shares of stock that have not vested (3)($)
Joshua P. Weisenburger	02/05/2024	0	0
Chief Financial Officer, Secretary and Treasurer	01/03/2023	3,265(4)	$46,298

(1)

Restricted stock awards are granted at the beginning of each fiscal year based on the individual recipient’s performance during the prior fiscal year and other factors as determined relevant by the Compensation Committee. Restricted stock awards granted in 2023 were in recognition for services performed in 2021 and 2022. In the past, the Company has issued awards which typically vest 1/3rd on the date of grant and 1/3rd on each of the anniversaries of the date of grant.  In accordance with the Company’s 2022 Long-Term Incentive Plan, an employee may elect to return to the Company a portion of the shares received under the award which have vested in exchange for the Company paying the employee’s portion of the withholding taxes due upon the award.  Mr. Peterson has not received any equity awards and the Company to date has not granted stock options to purchase our common stock our employees or members of our Board.

(2)	Excludes restricted stock awards granted on January 12, 2025 to Joshua Weisenburger for 3,322 shares of Class A common stock which are fully vested.
(3)	Based on the closing price of our common stock on December 31, 2024 of $14.18.
(4)	Consists of the final instalment of a restricted stock award which vested on January 2, 2025.

Equity Grant Process

Grants of equity awards to our executive officers are approved by the Compensation Committee at regularly scheduled meetings, or sometimes by unanimous written consent. We have no practice of timing grants of equity awards to coordinate with the release of material nonpublic information, nor have we timed the release of material nonpublic information for the purpose of affecting the value of any compensation of our executive officers. If the Company determines that it is in possession of material nonpublic information on or around an anticipated grant date, the Compensation Committee has the authority to defer the grant date until a date on which the Company is not in possession of material nonpublic information. During 2024, we did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Form 10-Q or 10-K, or the filing or furnishing of a Form 8-K that disclosed material nonpublic information.

401(k) Plan

The named executive officers are eligible to participate in our 401(k) retirement plan in the same manner as other employees. Currently, we match 100% of employee contributions up to the first 3% of the employee’s salary in total and 50% of employee contributions up to the next 2% of the employee’s salary, subject to the statutorily prescribed limit.

Employment Contracts, Termination of Employment and Change in Control Arrangements

 Peterson Employment Agreement. On August 1, 2015, we entered into employment agreements with Adam K. Peterson and Alex B. Rozek. Mr. Peterson serves as President, Chief Executive Officer and Chairman of the Board.  In May 2024,  Mr. Rozek separated from the Company and no longer serves as an officer, director or employee.  From 2015 to such date, Mr. Rozek and Mr.  Peterson each served as a Co-Chief Executive Officer and as a Co-President and each had identical employment agreements. Mr. Peterson's employment agreement has a one-year term, with automatic successive one-year renewal terms unless we or the executive decline to renew the agreement. From 2015 through December 2019, Mr. Peterson received compensation at the federal minimum wage. Commencing in December 2019, Mr. Peterson began receiving a base salary of $275,000 per year. This base salary were increased to $286,000 per year commencing January 1, 2020, $425,000 per year commencing January 21, 2021, $600,000 per annum, commencing April 1, 2022 and $639,000 per year commencing January 1, 2023, which base salary has remained unchanged to date. Mr. Peterson's employment agreement also provides for certain severance payments in the event his employment is terminated by us without “cause” or if he terminates his employment for “Good Reason.” For purposes of Mr. Peterson's employment agreement, “Good Reason” means any of the following: (i) a substantial diminution in his duties and responsibilities as required by the Board; (ii) a substantial diminution in his compensation or benefits; or (iii) relocation of the Company’s place of business in which he is employed to a location outside of a thirty (30) mile radius of his then current place of employment. In the event that Mr. Peterson’s employment is terminated without cause or if he elects to terminate his employment for “Good Reason,” he is entitled to receive severance payments equal to the amounts which would have been payable to him under the MIBP  plan as described below if he had remained with us through the remainder of the fiscal year in which his employment terminated multiplied by a fraction equal to the number of days during the fiscal year that he remained employed by us divided by 365. Severance payments also will include an amount equal to four months’ base salary for each full 12 month period the executive is employed by us commencing August 1, 2015, except that in no event shall severance payments exceed the then current base salary on a monthly basis multiplied by 12.

Mr. Peterson is eligible to participate in a Management Incentive Bonus Plan, which we refer to as the “MIBP,” effective as of August 1, 2015, under which participants of such plan are eligible to receive cash bonus awards based on achievement by the Company of certain increases in net growth target objectives. Mr. Peterson is eligible to participate in the MIBP pursuant to his employment agreement. The MIBP provides for a bonus pool, determined on an annual basis by the Compensation Committee of the Board, equal to up to 20% of the amount by which our stockholders’ equity for the applicable fiscal year (excluding increases in stockholders’ equity per share resulting from issuances by the Company of its securities or securities of any subsidiary for cash consideration) exceeds 106% of our stockholders’ equity for the preceding fiscal year. On February 27, 2018, the Compensation Committee approved changes to the MIBP, effected through an amendment and restatement of the MIBP, including placing certain caps on the total payments under the MIBP through December 2032 and additional annual caps thereafter, as well as establishing a high water mark under the MIBP so that any decrease in adjusted stockholders’ equity per share in any prior year must be first recouped before the 6% hurdle test is applied. Previously, there were no caps on the amounts payable under the MIBP.

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

Keating Employment Agreement. On January 6, 2023, we hired Brendan Keating, who is a member of our Board, to serve as a Manager of Boston Omaha Asset Management, LLC (“BOAM”). In connection with the employment of Mr. Keating, BOAM and Mr. Keating entered into a services agreement, pursuant to which Mr. Keating received an annual base salary of $550,000 per year and a payment of $187,500 for services provided through December 31, 2022. As part of the winding down of BOAM, Mr. Keating, Mr. Keating's base salary and his employment agreement with BOAM terminated as of April 30, 2024.  Mr. Keating agreed to assist in the winddown of  BOAM and subsequently entered into a services agreement as described under Item 13 of this Amendment to Report on Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 21, 2025 certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of our outstanding shares of each of our Class A common stock and our Class B common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all directors and executive officers as a group. As of the close of business on April 21, 2025, 30,872,876 shares of Class A common stock and 580,558 shares of Class B common stock were outstanding.  Each share of Class B common stock has 10 votes.

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

	Class A common stock		Class B common stock
Name of Beneficial Owner	Shares	Percentage of Outstanding Class of Stock	Shares	Percentage of Outstanding Class of Stock	Percentage of Aggregate Voting Power of Class A common stock and Class B common stock (1)	Percentage of Aggregate Economic Interest of Class A common stock and Class B common stock (2)
5% stockholders:
Magnolia Capital Fund, L.P. (3)	-	-	580,558	100.00%	15.83%	1.85%
Magnolia BOC I, LP (3)	5,589,253	18.10%			15.24%	17.77%
Adam K. Peterson(3)	587,031	1.90%			1.60%	1.87%
238 Plan Associates LLC and Massachusetts Institute of Technology(4)	2,444,473	7.92%			6.66%	7.77%
Blackrock, Inc.(5)	1,667,203	5.40%			4.55%	5.30%
Named executive officers and directors:
Adam K. Peterson(6)	6,176,284	20.01%	580,558	100.00%	32.66%	21.48%
Thomas Burt	2,000	*			*	*
David S. Graff	2,000	*			*	*
Brendan J. Keating (7)	147,000	*			*	*
Frank H. Kenan II (8)	305,944	*			*	*
Jeffrey C. Royal	44,750	*			*	*
Vishnu Srinivasan	14,750	*			*	*
Joshua P. Weisenburger	26,181	*			*	*
All directors and officers as a group (9 persons)	6,718,909	21.76%	580,558	100.00%	34.14%	23.21%
*	Less than 1%
(1)

The percent of Percentage of Aggregate Voting Power of Class A common stock and Class B common stock reflects each share of Class B common stock having 10 votes per share as contrasted to one vote for each share of Class A common stock.

(2)	The percent of aggregate economic interest is based on both our Class A common stock and Class B common stock combined. The Class B common stock converts to Class A common stock on a 1:1 basis.
(3)	Based upon a Schedule 13D/A filed with the SEC on January 14, 2025, with a current address listed as 1601 Dodge Street, Suite 3300, Omaha, Nebraska 68102.The Schedule 13D/A reflects that Mr. Peterson has the direct or indirect right to control the voting of the shares of Class A common stock and Class B common stock owned by Magnolia Capital Fund, L.P., Magnolia MBOC I, LP and shares held by Mr. Peterson directly and for his minor children. The individual holdings of these shareholders are set forth separately under the heading of 5% stockholders but should be deemed as aggregated for purposes of determining voting control over such shares.
(4)	Based upon a Schedule 13G/A filed with the SEC on February 7, 2025, with a current address listed as One Broadway, 9th Floor, Suite 200, Cambridge, Massachusetts 02142.
(5)	Based upon a Schedule 13G/A filed with the SEC on January 29, 2024, with a current address listed as 50 Hudson Yards, New York, New York 10001. The Schedule 13G/A filed by BlackRock provides information only as of December 31, 2023. Because the information in the table above does not reflect any transactions between December 31, 2023 and April 21, 2025, BlackRock’s actual beneficial ownership of our common stock on April 21, 2025 may be different than reported in the table above.
(6)

Represents (i) 587,031 shares of Class A common stock owned by Mr. Peterson directly and in accounts for his minor children, (i) 580,558 shares of Class B common stock owned by The Magnolia Group, LLC, and (iii) 5,589,253 shares of Class A common stock owned by Magnolia BOC I, LP. Mr. Peterson serves as the manager of The Magnolia Group, LLC, the general partner of each of Magnolia Capital Fund, L.P. and Magnolia BOC I, LP and votes the shares held by Magnolia BOC I, LP., and Mr. Peterson disclaims beneficial ownership with respect to the shares held by Magnolia Capital Fund ("MCF") and BOC I except to the extent of his respective pecuniary interests therein.

(7)

Represents (i) 92,400 shares of Class A common stock held by a trust established for the benefit of Mr. Keating, (ii) 45,800 shares of Class A common stock held in a retirement account, and (iii) 8,800 shares of Class A common stock held by Mr. Keating directly.

(8)

Represents (i) 197,804 shares of Class A common stock held by KD Capital, L.P., of which Mr. Kenan serves as a manager and owns 100% of KD Capital Management, LLC, which is the general partner of KD Capital, L.P.,  (ii) 103,390 shares of Class A common stock held by a trust under which Mr. Kenan is both the trustee and beneficiary, and  (iii) 4,750 shares of Class A common stock owned directly by Mr. Kenan.

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

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to the Company during the most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, we believe that our current executive officers and directors and ten percent stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2024.

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

Alex Rozek Separation Agreement

On May 9, 2024, the Company and Alex B. Rozek (who then served as the Company's Co-Chair, Co-President and Co-Chief Executive Officer), Boulderado Partners, LLC ("Boulderado"), an entity controlled by Mr. Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”) in connection with Mr. Rozek’s separation from the Company. The Company entered into the Separation Agreement at the direction and instruction of the Audit and Risk Committee of the Board of Directors of the Company, which oversaw the negotiations and approval of this matter pursuant to the governing documents of the Company, after retaining input from an independent third party valuation firm which provided valuation analysis necessary for the Board to determine the fair market value of the Class B common stock repurchased from Boulderado.

Securities Repurchase

Pursuant to Section 2 of the Separation Agreement, the Company agreed to repurchase from Mr. Rozek and Boulderado (Boulderado, together with Mr. Rozek, the “Selling Parties”), in the aggregate, 210,000 shares of  the Company Class A common stock, 527,780 shares of the Company Class B common stock and a warrant to acquire 51,994 shares of Company Class B common stock. The aggregate purchase price paid to Mr. Rozek was $9,175,600, consisting of (a) a cash payment of $8,800,480 and (b) 36,705 shares of Class A common stock, par value $0.0001 of Sky Harbour Group Corporation (“Sky Harbour” and such shares, the “SKYH Shares”). The aggregate purchase price paid to Boulderado was $9,951,113.62, consisting of (a) a cash payment of $7,960,890.90 and (b) 194,738 SKYH Shares.  In connection with such repurchase, the Selling Parties provided the Company with customary representations and warranties with respect to the sale of the securities they held, as well as agreed to joint and several indemnification obligations to the Company with respect to such representations and warranties and the statements set forth in the instruments transferring such securities to the Company.

BOAM Matters

Pursuant to the Separation Agreement, effective as of May 9, 2024, among other things, Mr. Rozek (i) resigned as a manager of BOAM, a subsidiary of the Company, and (ii) forfeited all of his Class C Units (as defined in the Amended and Restated Limited Liability Company Agreement of BOAM, dated January 6, 2023) to BOAM for no consideration. Mr. Peterson and Brendan Keating, both managers of BOAM, also forfeited all of their Class C Units without any consideration paid and BOAM became a wholly owned subsidiary, which is now inactive, other than winding down operations and selling off its remaining assets.

A&R Voting and Right of First Purchase Agreement

In connection with the entry into the Separation Agreement, Boulderado entered into an amendment (the “First Amendment”) with the Company and Magnolia Capital Fund, L.P. (“Magnolia”), to the Amended and Restated Voting and First Refusal Agreement, dated May 16, 2017, by and among the Company, Boulderado and Magnolia (the “Voting Agreement”). Pursuant to the First Amendment, the parties thereto agreed to remove Boulderado as a party to the Voting Agreement, with Boulderado's rights and obligations under the Voting Agreement terminated effective upon the consummation of the repurchases contemplated by the Separation Agreement.  In connection with the execution of the First Amendment, on May 9, 2024, the Board appointed Adam K. Peterson as the sole Chairman, Chief Executive Officer  and President of the Company, as Mr. Rozek's positions as Co-Chief Executive Officer, Co-President and as Co-Chair and a member of the Board of Directors (the “Board”) of the Company and as an officer director or manager of any direct and indirect subsidiaries of the Company ended effective May 9, 2024.

Severance and Other Terms of the Separation Agreement

Pursuant to the Separation Agreement, Mr. Rozek has or will receive the following separation payments and benefits: (a) 200,000 SKYH Shares were transferred to Mr. Rozek as consideration for his efforts in connection with the successful launch of Sky Harbour, which shares were transferred from the Company to Mr. Rozek upon the closing of the Separation Agreement (b) severance of $960,000, payable in equal monthly installments over 18 months, which payments commenced upon the closing of the Separation Agreement in May 2024, (c) payment of $75,000 in the aggregate in lieu of employee benefits, payable in equal monthly installments over 18 months, which payments commenced upon the closing of the Separation  Agreement in May 2024, and (d) a lump sum payment of $250,000 as consideration for certain non-competition covenants, which amount was paid in full upon the closing of the Separation Agreement. As a result of Mr. Rozek’s departure, he is no longer eligible to participate in the Company’s MIBP Plan and such amounts have not otherwise been reallocated to officers of the Company.

In addition, the Company agreed, subject to certain conditions, to nominate and vote to appoint Mr. Rozek as the Company’s representative on the board of directors of Sky Harbour until December 31, 2026.  The Company currently has the right to nominate one of the seven members of the board of directors of Sky Harbour subject to certain conditions. as set forth in a stockholders' agreement by and among Sky Harbour, the Company and certain other significant shareholders in Sky Harbour.

As a condition to the foregoing benefits and the Company’s obligations under the Separation Agreement, Mr. Rozek entered into a mutual general release of claims (the “General Release”) with the Company.

Class B Director

The holders of record of the shares of Class B common stock, exclusively and as a separate class, are entitled to elect a director to our Board (which we refer to as the “Class B Director”), which number of Class B Directors may be terminated pursuant to the terms and conditions of our Amended and Restated Voting and First Refusal Agreement. The Class B Director may be removed without cause by, and only by, the affirmative vote of the holders of eighty percent (80%) of the shares of Class B common stock exclusively and as a separate class, given either at a special meeting of such stockholders duly called for that purpose or pursuant to a written consent of such stockholders. Matters requiring the approval of the Class B Director are described in our Annual Report on Form 10-K as filed with the SEC on March 28, 2025.  All of the shares of Class B common stock are currently owned by MCF as the Company redeemed the Class B common stock previously held by Boulderado in May 2024 and, as a result, the number of Class B directors were reduced from two to one at that time.

In the event of (a) the death of the Class B Director, (b) the incapacitation of the Class B Director as a result of illness or accident, which makes it reasonably unlikely that the Class B Director will be able to perform his normal duties for the Company for a period of ninety (90) days, or (c) a change of control of MCF, then the Class B stockholder, or the Class B stockholder undergoing such change of control, shall convert all of such Class B common stock into shares of our Class A common stock, in accordance with the procedures set forth in the Charter. The Amended and Restated Voting and First Refusal Agreement also provides us with the right of first refusal to purchase the Class B common stock proposed to be sold by the holder of Class B common stock.

Registration Rights for Shares Held by MBOC I

On February 22, 2018, the Company entered into a Class A Common Stock Purchase Agreement for the 2018 private placement, pursuant to which the Company raised $150,000,000 through the sale to Magnolia BOC I LP (“MBOC I”), Magnolia BOC II LP (“MBOC II”), and BBOC LP (“BBOC”) an aggregate of 6,437,768 unregistered shares of our Class A common stock at a price of $23.30 per share, a slight premium to the closing price of shares of Class A common stock of $23.29 on the NASDAQ Capital Market, as reported by NASDAQ on the date of the Class A Common Stock Purchase Agreement. MBOC I is managed by Magnolia. BBOC, which subsequently contributed all of its shares of Class A common stock to MBOC I, was an entity managed by Boulderado. MBOC II was an entity managed by Magnolia until it distributed all of its shares to its partners in June 2021. The limited partners of MBOC I have the right to receive an in-kind distribution of their interests in the partnerships upon written request, subject to certain advance notice requirements. On March 6, 2018, MBOC I, MBOC II and BBOC, entered into a registration rights agreement with the Company pursuant to which the Company became obligated at any time after March 6, 2021 to register up to 6,437,768 shares of Class A common stock held by MBOC I, MBOC II and BBOC upon demand. The registration rights agreement also grants the holders of these shares piggyback registration rights. We subsequently agreed to provide these same registration rights for additional shares of Class A common stock acquired by the limited partners of MBOC I and 238 Plan Associates LLC, the welfare and benefit plan maintained by the Massachusetts Institute of Technology. As a result, 9,698,705 shares of our Class A common stock were subsequently registered on September 21, 2021. Following the expiration of the registration statement registering these shares, we filed a new shelf registration statement on April 25, 2022, which was subsequently declared effective by the SEC on May 12, 2022, and we subsequently filed a prospectus supplement on June 15, 2022 registering all of the 8,297,039 shares of our Class A common stock collectively held by MBOC I (under which the Massachusetts Institute of Technology is the sole beneficial owner), the Massachusetts Institute of Technology and 238 Plan Associates. All of the shares registered are held directly or indirectly for the economic interest of the Massachusetts Institute of Technology and 238 Plan Associates LLC, and no Company officer or director has any economic interest in any of the registered shares. Such registration rights expire upon the earlier of March 31, 2033 or the date all such shares may be freely sold without restriction under Rule 144.  Mr. Peterson also receives compensation from Magnolia for his role as manager of Magnolia.

24th Street Acquisition

On May 1, 2023, BOAM acquired 100% of the membership interests in 24th Street Asset Management LLC (“24th Street Management”), a subsidiary of 24th Street Holding Company, LLC. Mr. Keating beneficially owned approximately 92% of the membership interests that were sold to BOAM in the transaction by the members of 24th Street Management (the “Sellers”). As Mr. Keating is a member of the Board and was appointed as a co-managing director of BOAM in early 2023, the Audit and Risk Committee of BOC, comprised of three independent directors, were granted the authority to review, evaluate, and negotiate, or reject, the potential transaction. The Audit and Risk Committee unanimously approved the terms of a membership interest purchase agreement (the "MIPA") and the Board subsequently approved the transaction.  The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback (the “Holdback Amount”), and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date) (the “BOC Shares”).  The BOC Shares issued in the transaction are unregistered and have no registration rights.  Furthermore, if distributions are paid to 24th Street pursuant to 24th Street’s gross profits interest (carried interest) held in certain entities (including 24th Street Fund I, LLC and 24th Street Fund II, LLC, collectively, the “Funds”), minus certain compensation bonuses payable (such net amount, the “Net Promote Amount”), that exceed $7,226,672 but are less than equal to $9,635,562, the Sellers will receive, as a release from the Holdback Amount, 52.062% of such excess, such that if the Net Promote Amount equals $9,635,562 (the “Earn-Out Threshold”), the full Holdback Amount will have been released to the Sellers.  Furthermore, to the extent that such Net Promote Amount exceeds the Earn-Out Threshold, the Sellers will receive 25% of the amount of such excess (the “Earn-Out”) until the Funds are liquidated or dissolved at which point Sellers’ right to any Earn-Out payment shall extinguish and the Holdback shall expire.  In 2024, no sums were due to the Sellers.  Mr. Keating, one of our directors, is  also a principal owner and Chairman of Logic, an affiliate in which we have an investment.

FIF Utah and FIF St. George

On April 2, 2024, we entered into agreements with the minority members of each of FIF Utah LLC and FIF St. George, LLC, entities controlled by Boston Omaha as majority member, which are engaged in the delivery of broadband services.  Under these agreements (collectively, the "FIF Securities Exchange Agreements"), the minority members of each of the entities, which were originally the owners of the related businesses acquired by Boston Omaha in 2020 and 2022, respectively, exchanged their membership interests in the LLCs for unregistered shares of Boston Omaha Class A common stock.  Under these agreements, Alpine Networks, Inc., a company owned by Steven McGhie, the then Chief Executive Officer of Boston Omaha Broadband, and the sole owner of the minority interest in FIF Utah, LLC, exchanged its approximate 17% interest in FIF Utah, LLC for 275,611 shares of Boston Omaha Class A common stock, which for purposes of the transaction was valued at approximately $4,400,000. The two owners of the minority interests in FIF St. George, LLC exchanged their combined 20% interest in FIF St. George, LLC for 563,750 shares of BOC Class A common stock, which for purposes of the transaction was valued at approximately $9,000,000. In each transaction, the value for the unregistered BOC Class A common stock was calculated based on the volume weighted average trading price of a share of Boston Omaha Class A common stock for the 30 trading days ended March 28, 2024 as reported on the New York Stock Exchange. As a result, Boston Omaha Broadband, LLC, a wholly-owned subsidiary of Boston Omaha, now owns 100% of the membership interests in each of FIF Utah LLC and FIF St. George, LLC. Under the original operating agreements established for each of FIF Utah LLC and FIF St. George, LLC, each of the Sellers and Boston Omaha held put and call rights for the Sellers’ membership interests.  Those rights expired upon the execution of the FIF Securities Exchange Agreements.

Services Agreement with Local Asset Management LLC

As part of its previously announced wind down of BOAM, BOAM and Brendan J. Keating entered into a Services Agreement (the "Services Agreement") effective May 13, 2024 for Mr. Keating to provide management services associated with the wind down of BOAM.  Mr. Keating previously served as a managing partner of BOAM prior to May 1, 2024. These services are provided through a limited liability company owned by Mr. Keating named Local Asset Management LLC (“Local”).  As a result, the employment agreement between Mr. Keating and BOAM previously in effect was terminated and replaced with the Services Agreement between BOAM and Local.  The Services Agreement provides for consulting fees which will be reduced over time as assets managed by BOAM are sold. These assets consist of 24th Street Fund I, LLC, 24th Street Fund II, LLC, Boston Omaha Build for Rent LP, Bore Hirsch, LLC and Bore Fourth Street, LLC (collectively, the "Assets").  In addition, BOAM and Mr. Keating entered into a customary Separation Agreement and Release. During the term of the Services Agreement, BOAM is obligated to pay Local a fee equal to $45,833.33 per month, which payments began as of May 1, 2024 (the “Guaranteed Fee”); provided, however that the Guaranteed Fee decreases on a quarterly basis following the occurrence of either: (i) real estate Asset(s) (as defined in the Services Agreement) being sold and the underlying members of the entities owning the assets receiving their pro rata distribution of the sales proceeds from the sale of such Asset(s) prior to the end of the then applicable quarter, or (ii) the current manager of BOAM is replaced with Manager herein through the governing documents of Company (each a “Reduction Event”). As of May 13, 2024, the total gross Asset value of Company was $89,895,238 (the “Initial Gross Asset Value”). Following each calendar year quarter, if a Reduction Event has occurred in the preceding quarter, the Guaranteed Fee shall be reduced by the percentage amount equal to product of one (1) minus the product of the (a) gross asset value of the Assets (the numerator), divided by the (b) Initial Gross Asset Value (the denominator). The reduced Guaranteed Fee shall be applied in the calendar quarter immediately following the quarter in which the Reduction Event occurred. The Guaranteed Fee is payable within thirty (30) days of each calendar month in which the Guaranteed Fee is earned, until the Guaranteed Fee is reduced to zero following the sale of all Assets and pro rata distribution of the sale proceeds to the underlying members of Company, and replacement of BOAM with Local, as applicable. BOAM also agrees to reimburse Local for certain "expenses", which are defined as the reasonable cost of all (a) transportation (including travel on commercial flights within the continental United States for any flight, lodging, and other usual and customary expense while traveling away from Mr. Keating's residence on behalf of Company; (b) reimburse the portion of certain independent contractor fees or employee salaries allocated towards the services provided through Local for BOAM, which shall be reconciled between BOAM and Local; and (c) other usual and customary expenses incurred in connection with Local's performing the services under this Agreement, but excluding any general overhead or similar costs and expenses, including rent, and personal property and equipment expenses.

In 2024, Local received fees totaling $368,039 under the terms of the Services Agreement. As of March 1, 2024, the Guaranteed Fee has been reduced to $32,191 per month.

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

Item 14. Principal Accountant Fees and Services.

Our independent auditor during the 2024 and 2023 fiscal years was KPMG LLP. During the 2024 and 2023 fiscal years, the aggregate fees that we paid to KPMG LLP for professional services were as follows:

	Year Ended December 31,
	2024	2023
Audit Fees (1)	$641,630	$781,400
Audit-Related Fees (2)	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
(1)

Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-Q, as well as associated consents and comfort letters. The audit fees for 2024 include both actual and estimated fees.

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

All Other Fees. There were no other fees billed for professional services rendered by KPMG LLP in the 2023 or 2024 fiscal years.

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

Audit and Risk Committee Report

The consolidated balance sheets of Boston Omaha Corporation and its subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for years ended December 31, 2024 and 2023, are included in the Company’s Annual Report on Form 10-K for the 2023 fiscal year as filed with the SEC on March 28, 2025 (which we refer to as the “2024 Form 10-K”).

The Audit and Risk Committee oversees the Company’s financial reporting process on behalf of the Board, along with the Company’s systems of internal accounting and financial controls. In fulfilling these oversight responsibilities, the Audit and Risk Committee reviewed and discussed with Boston Omaha management the audited financial statements included in the 2024 Form 10-K.

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

In reliance upon the reviews and discussions referred to above, and subject to the limitations on the roles and responsibilities of the Audit and Risk Committee referred to above and in the Audit and Risk Committee charter, the Audit and Risk Committee recommended to the Board, and the Board approved, the inclusion of the audited financial statements in the 2024 Form 10-K for filing with the SEC.

Boston Omaha, acting through its management and Board, is responsible for the Company’s financial statements and reporting process, including the systems of internal accounting controls. KPMG LLP is responsible for planning and conducting the annual audit of those financial statements. The Audit and Risk Committee’s role is one of oversight, and therefore in performing its oversight responsibilities, the Audit and Risk Committee is not providing any special assurance as to the Company’s financial statements or any professional certification as to the results of the independent registered public accounting firm.

Submitted by the Audit and Risk Committee:

David S. Graff, Chairman

Frank H. Kenan II

Vishnu Srinivasan

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)         The following consolidated financial statements and the related notes thereto of the Company and the Accounting Firm thereon are filed as part of this report:

1.	Financial Statements:

Our consolidated financial statements are set forth on pages F-1 through F-42 of our Annual Report on Form 10-K filed with the SEC on March 28, 2025 and are incorporated herein by reference.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(b)	Exhibits

The exhibits listed in the Exhibit Index attached hereto are incorporated herein by reference.

Item 16. Form 10-K Summary.

The Company has determined not to include a summary of information required by this Item 16.

EXHIBIT INDEX

(b)

The exhibits listed in Part IV, Item 15(b) of the 2024 Form 10-K as filed with the Commission on March 28, 2025 and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act
31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION

(Registrant)

By: /s/ Adam K. Peterson

Adam K. Peterson

President

(Principal Executive Officer)

April 30, 2025

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer
(Principal Financial Officer)

April 30, 2025

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

April 30, 2025