Form 10-Q
period 2025-03-31
BOSTON OMAHA Corp
filed 2025-05-14
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,872,876 shares of Class A common stock and 580,558 shares of Class B common stock as of May 13, 2025.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2025

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2025 and 2024

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets
Unaudited

ASSETS

	March 31,	December 31,
	2025	2024

Current Assets:
Cash and cash equivalents	$22,262,828	$28,289,712
Cash held by BOAM funds and other	2,198,802	2,933,723
Accounts receivable, net	12,539,136	12,433,587
Interest receivable	110,764	83,613
Short-term investments	46,954,548	44,953,337
Marketable equity securities	2,675,980	2,393,260
U. S. Treasury securities	19,254,798	10,976,969
Funds held as collateral assets	14,890,813	9,973,991
Prepaid expenses	5,277,833	5,409,209

Total Current Assets	126,165,502	117,447,401

Property and Equipment, net	164,569,456	161,593,673

Other Assets:
Goodwill	182,380,136	182,380,136
Intangible assets, net	56,460,925	58,332,625
Investments	69,373,890	74,080,331
Investments in unconsolidated affiliates	68,847,448	72,435,867
Deferred policy acquisition costs	2,326,247	2,161,721
Right of use assets	60,541,796	59,742,166
Other	175,015	171,809

Total Other Assets	440,105,457	449,304,655

Total Assets	$730,840,415	$728,345,729

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2025	2024

Current Liabilities:
Accounts payable and accrued expenses	$19,095,660	$22,251,493
Short-term payables for business acquisitions	121,104	121,104
Lease liabilities	5,301,177	5,333,611
Funds held as collateral	14,890,813	9,973,991
Unearned premiums	12,597,142	12,985,868
Current maturities of long-term debt	1,559,987	1,201,448
Deferred revenue	3,327,316	3,044,009

Total Current Liabilities	56,893,199	54,911,524

Long-term Liabilities:
Asset retirement obligations	4,067,433	4,013,457
Lease liabilities	55,838,831	54,994,879
Long-term debt, less current maturities	41,145,753	38,363,356
Other long-term liabilities	1,397,865	1,417,091
Deferred tax liability	11,735,593	11,925,969

Total Liabilities	171,078,674	165,626,276

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,989,991 and 30,943,349 shares issued, respectively	30,990	30,943
Class B common stock, $.001 par value, 1,161,116 shares authorized, 580,558 and 527,780 shares issued and outstanding, respectively	581	528
Additional paid-in capital	540,353,211	539,126,302
Treasury stock, at cost, 117,115 and 111,323 shares, respectively	(1,676,492)	(1,589,322)
Accumulated deficit	(5,418,227)	(4,748,942)

Total Boston Omaha Stockholders' Equity	533,290,063	532,819,509
Noncontrolling interests	26,471,678	29,899,944
Total Equity	559,761,741	562,719,453

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$730,840,415	$728,345,729

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended
	March 31,
	2025	2024

Revenues:
Billboard rentals, net	$10,764,475	$10,696,660
Broadband services	10,320,130	9,683,429
Premiums earned	5,563,773	4,003,059
Insurance commissions	579,293	502,688
Investment and other income	502,823	666,895

Total Revenues	27,730,494	25,552,731

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,844,134	3,790,634
Cost of broadband revenues (exclusive of depreciation and amortization)	2,373,131	2,498,112
Cost of insurance revenues (exclusive of depreciation and amortization)	2,863,675	1,906,921
Employee costs	8,810,110	8,631,911
Professional fees	741,278	1,137,148
General and administrative	3,779,862	4,058,405
Amortization	1,911,130	1,886,754
Depreciation	4,026,877	3,451,373
Loss on disposition of assets	123,724	197,083
Accretion	53,976	52,671

Total Costs and Expenses	28,527,897	27,611,012

Net Loss from Operations	(797,403)	(2,058,281)

Other Income (Expense):
Interest and dividend income	302,918	539,240
Equity in loss of unconsolidated affiliates	(2,314,405)	(10,171,615)
Other investment income	736,010	7,788,445
Interest expense	(541,720)	(282,033)

Net Loss Before Income Taxes	(2,614,600)	(4,184,244)
Income tax benefit	186,935	937,193

Net Loss	(2,427,665)	(3,247,051)
Noncontrolling interest in subsidiary loss	1,758,380	438,970

Net Loss Attributable to Common Stockholders	$(669,285)	$(2,808,081)

Basic Net Loss per Share	$(0.02)	$(0.09)

Diluted Net Loss per Share	$(0.02)	$(0.09)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,428,298	31,331,597

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,428,298	31,331,597

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2024	30,943,349	527,780	$30,943	$528	$539,126,302	$(1,589,322)	$29,899,944	$(4,748,942)	$562,719,453

Stock issued for cash	-	52,778	-	53	525,203	-	-	-	525,256

Stock issued as compensation	46,642	-	47	-	701,706	(87,170)	-	-	614,583

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,120,465)	-	(1,120,465)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(549,421)	-	(549,421)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(1,758,380)	-	(1,758,380)

Net loss attributable to common stockholders, March 31, 2025	-	-	-	-	-	-	-	(669,285)	(669,285)

Ending Balance, March 31, 2025	30,989,991	580,558	$30,990	$581	$540,353,211	$(1,676,492)	$26,471,678	$(5,418,227)	$559,761,741

 See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows
Unaudited

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(2,427,665)	$(3,247,051)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	1,377,996	1,371,187
Depreciation, amortization, and accretion	5,991,983	5,390,798
Deferred income taxes	(190,376)	(939,296)
Loss on disposition of assets	123,724	197,083
Bad debt expense	53,628	89,000
Equity in loss of unconsolidated affiliates	2,314,405	10,171,615
Amortization of bond premium	311,182	-
Other investment income	(736,010)	(7,788,445)
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(159,177)	(264,205)
Interest receivable	(27,151)	56,237
Prepaid expenses	131,376	488,548
Deferred policy acquisition costs	(164,526)	58,033
Other assets	(3,207)	(24,496)
Other liabilities, exclusive of debt	(19,226)	(24,262)
Accounts payable and accrued expenses	(3,155,833)	(2,101,115)
Lease liabilities	(1,461,788)	(1,455,167)
Unearned premiums	(388,726)	(405,731)
Deferred revenue	283,307	62,559
Compensation paid in stock	701,752	780,002

Net Cash Provided by Operating Activities	2,555,668	2,415,294

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	-	(24,886)
Capital expenditures	(6,858,590)	(8,446,088)
Proceeds from sales of investments	56,979,782	144,548,207
Purchases of investments	(61,347,801)	(113,192,629)

Net Cash (Used in) Provided by Investing Activities	(11,226,609)	22,884,604

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Three Months Ended
	March 31,
	2025	2024

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$525,256	$-
Repurchase of stock	(87,170)	-
Proceeds from long term credit facility	3,500,000	-
Principal payments of long-term debt	(359,064)	(202,058)
Collateral receipt (release), net	4,916,822	(4,531,675)
Distributions to noncontrolling interests	(1,669,886)	-
Contributions from noncontrolling interests	-	87,166

Net Cash Provided by (Used in) Financing Activities	6,825,958	(4,646,567)

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1,844,983)	20,653,331
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	41,197,426	39,413,204

Cash, Cash Equivalents, and Restricted Cash, End of Period	$39,352,443	$60,066,535

Interest Paid in Cash	$575,640	$275,778
Income Taxes Paid in Cash	$3,441	$-

See accompanying notes to the unaudited consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

We completed an acquisition of an outdoor advertising business and entered the outdoor advertising industry on June 19, 2015. From 2015 through 2025, we have completed more than twenty additional acquisitions of outdoor advertising businesses.

On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From 2017 through 2025, we completed four additional acquisitions of surety brokerage businesses.

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

For the Three Months Ended March 31, 2025 and 2024

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

Total assets of the consolidated VIEs included within our Consolidated Balance Sheets were approximately $43,200,000 and $48,700,000 as of   March 31, 2025 and December 31, 2024, respectively. Total liabilities of the consolidated VIEs included within our Consolidated Balance Sheets were approximately $53,000 and $27,000 as of   March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $42,200,000 and $46,900,000, respectively. During the first quarter of 2025, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment loss of approximately $2,000,000, and distributions to the funds of approximately $1,700,000. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  March 31, 2025 include:

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

For the Three Months Ended March 31, 2025 and 2024

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

The majority of our advertising revenues are derived from contracts for advertising space on billboard structures and broadband internet services and are accounted for under Financial Accounting Standards Board, which we refer to as the “FASB,” Accounting Standards Codification, which we refer to as “ASC,” 606, Revenue from Contracts with Customers, and under ASC 842, Leases.

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $995,427 and $878,017 for the three months ended March 31, 2025 and 2024, respectively, are included within “Premiums earned” in our Consolidated Statements of Operations.

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

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the Three Months Ended March 31, 2025 and 2024

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In  November 2023, the FASB issued ASU 2023- 07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses and other segment items that impact each reported measure of segment income or loss. This guidance is effective for fiscal years beginning after  December 15, 2023 and interim periods within fiscal years beginning after  December 15, 2024. We adopted this guidance effective for the year ended  December 31, 2024 (see Note 14).

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

For the Three Months Ended March 31, 2025 and 2024

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Statements of Cash Flows that agrees to the total of those amounts as presented in the Consolidated Statements of Cash Flows.

	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$22,262,828	$28,289,712
Funds held as collateral	14,890,813	9,973,991
Cash held by BOAM funds and other	2,198,802	2,933,723

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$39,352,443	$41,197,426

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2025	2024

Trade accounts	$7,114,952	$6,696,413
Premiums	3,719,163	3,778,050
Recoverables from reinsurers	1,885,562	2,166,939
Allowance for credit losses	(180,541)	(207,815)

Total Accounts Receivable, net	$12,539,136	$12,433,587

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2025	2024

Structures and displays	$67,673,039	$67,161,287
Fiber, towers, and broadband equipment	133,005,841	126,808,205
Land	583,892	583,892
Vehicles and equipment	11,293,994	11,255,755
Office furniture and equipment	5,711,143	5,594,698
Accumulated depreciation	(53,698,453)	(49,810,164)

Total Property and Equipment, net	$164,569,456	$161,593,673

Depreciation expense for the three months ended March 31, 2025 and 2024 was $4,026,877 and $3,451,373, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

We did not have any acquisitions during fiscal 2024 or 2025.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,493	$(40,193,419)	$31,835,074	$72,028,493	$(38,854,986)	$33,173,507
Permits, licenses, and lease acquisition costs	11,966,205	(6,928,712)	5,037,493	11,926,773	(6,656,353)	5,270,420
Site location	849,347	(433,917)	415,430	849,347	(419,955)	429,392
Noncompetition agreements	626,000	(626,000)	-	626,000	(626,000)	-
Technology	1,128,000	(632,661)	495,339	1,128,000	(608,250)	519,750
Trade names and trademarks	11,152,200	(2,416,645)	8,735,555	11,152,200	(2,271,025)	8,881,175
Nonsolicitation agreement	353,000	(223,893)	129,107	353,000	(176,611)	176,389
Capitalized contract costs	2,800,576	(693,240)	2,107,336	2,800,576	(624,175)	2,176,401
Indefinite lived intangibles	7,705,591	-	7,705,591	7,705,591	-	7,705,591

Total	$108,609,412	$(52,148,487)	$56,460,925	$108,569,980	$(50,237,355)	$58,332,625

Future Amortization

The future amortization associated with the intangible assets is as follows:

	March 31,
	2026	2027	2028	2029	2030	Thereafter	Total

Customer relationships	$5,428,084	$5,429,140	$5,386,814	$4,242,151	$3,299,891	$8,048,994	$31,835,074
Permits, licenses, and lease acquisition costs	1,083,821	1,057,252	1,025,288	586,847	240,102	1,044,183	5,037,493
Site location	56,623	56,623	56,623	56,623	56,623	132,315	415,430
Noncompetition agreements	-	-	-	-	-	-	-
Technology	99,000	99,000	99,000	99,000	99,000	339	495,339
Trade names and trademarks	590,567	574,564	525,667	525,667	525,667	5,993,423	8,735,555
Nonsolicitation agreement	122,771	6,336	-	-	-	-	129,107
Capitalized contract costs	280,057	280,057	280,057	280,057	280,057	707,051	2,107,336

Total	$7,660,923	$7,502,972	$7,373,449	$5,790,345	$4,501,340	$15,926,305	$48,755,334

Amortization expense for the three months ended March 31, 2025 and 2024 was $1,911,130 and $1,886,754 respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 7.     INTANGIBLE ASSETS (Continued)

As of  March 31, 2025, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	70
Permits, licenses, and lease acquisition costs	55
Site location	88
Technology	60
Trade names and trademarks	177
Nonsolicitation agreement	8
Capitalized contract costs	90

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

	March 31,	December 31,
	2025	2024

U.S. Treasury notes held to maturity	$23,177,629	$22,411,583
Common stock warrants of Sky Harbour Group Corporation	23,776,919	22,541,754

Total	$46,954,548	$44,953,337

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS. Marketable equity securities as of  March 31, 2025 and December 31, 2024 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, March 31, 2025	$2,455,024	$220,956	$2,675,980

Marketable equity securities, December 31, 2024	$2,455,024	$(61,764)	$2,393,260

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Debt securities classified as trading as of  March 31, 2025 and December 31, 2024 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, March 31, 2025	$19,213,285	$41,513	$19,254,798

U.S. Treasury trading securities, December 31, 2024	$10,949,883	$27,086	$10,976,969

Long-term Investments

Long-term investments consist of U.S. Treasury securities held to maturity, investments in special purpose entities, and equity investments in three private companies. We have the intent and the ability to hold the U.S. Treasury securities to maturity. Treasury securities are stated at amortized cost which approximates fair value and are held by UCS and mature during 2027.

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

	March 31,	December 31,
	2025	2024

U.S. Treasury securities held to maturity	$4,744,262	$4,736,409
Investments in special purpose entities	42,222,449	46,936,743
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	3,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$69,373,890	$74,080,331

We reviewed our investments as of March 31, 2025 and December 31, 2024 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

For the Three Months Ended March 31, 2025 and 2024

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

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities which may prevent us from selling shares as we retain one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. The carrying value of our investment in Sky Harbour’s Class A common stock as of  March 31, 2025 is approximately $68,400,000. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  March 31, 2025 our shares owned as of that date would be valued at approximately $158,500,000.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	March 31,	December 31,
	2025	2024

Beginning of year	$72,435,867	$94,244,788
Additional investments in unconsolidated affiliates	-	21,000
Transfer of interest	-	-
Sale of interest	(1,274,014)	(2,748,292)
Distributions received	-	(1,798,348)
Reclassification to consolidated subsidiaries	-	-
Equity in loss of unconsolidated affiliates	(2,314,405)	(17,283,281)

End of period	$68,847,448	$72,435,867

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended
	March 31,
	2025	2024

Revenue	$6,408,225	$3,595,392
Gross profit	5,672,573	2,644,749
Net loss from operations	(6,947,708)	(5,048,707)
Net loss	$(8,872,455)	$(20,990,578)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

At March 31, 2025 and December 31, 2024, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The carrying value of borrowings under our billboard revolving line of credit facility as well as our broadband term loan facility approximates fair value because of the variable market interest rate charged to us for these borrowings. The fair value of borrowings under our billboard term loan facilities are estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  March 31, 2025, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24,431,161, which is less than the carrying amount of $26,309,906.

Warrants

Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement warrants from January 1, 2025 to  March 31, 2025 and  January 1, 2024 to March 31, 2024, resulted in gains of approximately $1,235,165 and $8,000,000, respectively, which are included within "Other investment income" within our Consolidated Statements of Operations.

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

As of March 31, 2025, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $42,200,000.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 16.1% equity interest in Sky Harbour, comprised of 12,180,700 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  March 31, 2025, it would be valued at approximately $158,500,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at March 31, 2025	$21,930,778	$21,930,778	$4,159	$266,628

Marketable equity securities and U.S. Treasury trading securities at December 31, 2024	$13,370,229	$13,370,229	$1,063,730	$1,029,051

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2024	$4,013,457
Additions	-
Liabilities settled	-
Accretion expense	53,976

Balance, March 31, 2025	$4,067,433

NOTE 11.     CAPITAL STOCK

On April 25, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000 (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. As of March 31, 2025, certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock. The 2022 shelf registration statement expired in May 2025.

We may in the future file a new shelf registration statement which would allow us, from time to time, in one or more offerings, to offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents, or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we may offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 11.     CAPITAL STOCK (Continued)

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024, following the release of the quarterly report on Form 10-Q for the quarter ended June 30, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. To date, we have repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1,600,000. We did not repurchase any shares of our Class A common stock during the first three months of fiscal 2025  due to the share repurchase blackout period.

On  January 10, 2025, Magnolia Capital Fund, LP ("MCF") exercised, in full, Class B warrants, issued in 2015 and expiring in  June 2025, to purchase shares of our Class B common stock. Under the terms of the warrants, MCF purchased 52,778 shares of Class B common stock at an exercise price of approximately $525,000 paid in cash. Following this transaction, there are no other warrants outstanding issued by BOC to purchase Class B common stock. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock are that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

At March 31, 2025, there were 784 outstanding warrants for our Class A common stock.

A summary of warrant activity for the three months ended  March 31, 2025 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2024	53,562	$9.95	0.5	$226,567

Issued	-
Exercised	(52,778)
Redeemed	-
Expired	-

Outstanding as of March 31, 2025	784	$9.95	0.25	$3,630

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 11.     CAPITAL STOCK (Continued)

Separation Agreement with Alex Rozek

Separation and Benefits

On May 9, 2024,  the Company, Alex Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”).   Effective as of May 9, 2024, Mr. Rozek resigned as an officer and director of the Company and all of its direct and indirect subsidiaries, other than as a member of the board of directors of Sky Harbour.

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

Separation and Benefits

Pursuant to the Separation Agreement, (a) we transferred to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001, of Sky Harbour, as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek received severance of $960,000, to be paid in equal monthly installments for a period of 18 months, and (c) Mr. Rozek received employee benefits of $75,000, to be paid in equal monthly installments for a period of 18 months, each of which are included within "Employee costs" within our Consolidated Statements of Operations.

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

For the Three Months Ended March 31, 2025 and 2024

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

As of March 31, 2025, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2026.

Long-term debt included within our Consolidated Balance Sheets as of March 31, 2025 consists of Term Loan borrowings of approximately $26,300,000, of which approximately $860,000 is classified as current. As of March 31, 2025, there was $9,600,000 outstanding related to the revolving line of credit, which is included within long-term debt in our Consolidated Balance Sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of March 31, 2025.

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

For the Three Months Ended March 31, 2025 and 2024

NOTE 12.    LONG-TERM DEBT (Continued)

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

Long-term debt included within our Consolidated Balance Sheets as of March 31, 2025 consists of approximately $6,800,000 under BOB's credit facility, of which approximately $700,000 is classified as current. The aggregate minimum principal payments required on long-term debt as of March 31, 2025 were as follows: $700,000 in 2025, $700,000 in 2026, $700,000 in 2027, $700,000 in 2028, $2,245,834 in 2029, and $1,750,000 in 2030.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

Operating Lease Cost

Operating lease cost for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended
	March 31,
	2025	2024	Statement of Operations Classification

Lease cost	$2,177,599	$2,133,009	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	876,913	735,931	Cost of billboard revenues and general and administrative

Total Lease Cost	$3,054,512	$2,868,940

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended
	March 31,
	2025	2024

Cash payments for operating leases	$2,235,178	$2,190,590
New operating lease assets obtained in exchange for operating lease liabilities	$2,136,754	$1,090,473

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	March 31, 2025	December 31, 2024	Balance Sheet Classification

Lease assets	$60,541,796	$59,742,166	Other Assets: Right of use assets

Current lease liabilities	$5,301,177	$5,333,611	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	55,838,831	54,994,879	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$61,140,008	$60,328,490

Maturity of Operating Lease Liabilities

March 31, 2025

2026	$8,362,795
2027	7,897,702
2028	7,597,819
2029	7,172,423
2030	6,442,361
Thereafter	54,827,325

Total lease payments	92,300,425
Less imputed interest	(31,160,417)

Present Value of Lease Liabilities	$61,140,008

As of March 31, 2025, our operating leases have a weighted-average remaining lease term of 15.84 years and a weighted-average discount rate of 5.21%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

						Total
Three Months Ended March 31, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$6,632,884	$10,764,475	$10,320,130	$13,005	$-	$27,730,494
Cost of Revenues	2,863,675	3,844,134	2,373,131	-	-	9,080,940
Gross Margin	3,769,209	6,920,341	7,946,999	13,005	-	18,649,554
Other Operating Expenses
Employee costs	2,506,656	2,226,115	3,589,425	-	487,914	8,810,110
Professional fees	98,415	62,228	125,882	256,086	198,667	741,278
General and administrative	857,167	989,331	1,520,201	32,978	380,185	3,779,862
Depreciation	42,696	1,289,766	2,667,067	-	27,348	4,026,877
Amortization	40,062	962,270	867,680	-	41,118	1,911,130
Accretion	-	50,580	3,396	-	-	53,976
Loss on disposition of assets	-	73,935	49,789	-	-	123,724
Total expenses	3,544,996	5,654,225	8,823,440	289,064	1,135,232	19,446,957
Segment Income (Loss) from Operations	224,213	1,266,116	(876,441)	(276,059)	(1,135,232)	(797,403)

Interest expense	-	(422,279)	(119,441)	-	-	(541,720)
Interest and dividend income	-	47,024	17,262	8,055	230,577	302,918
Equity in income (loss) of unconsol. affiliates	163,458	-	-	-	(2,477,863)	(2,314,405)
Other investment income (loss)	282,684	-	-	(2,019,748)	2,473,074	736,010
Noncontrolling interest in subsidiary loss	-	-	-	1,758,380	-	1,758,380
Income tax benefit	-	-	-	-	186,935	186,935
Net Income (Loss) Attributable to Common Stockholders	$670,355	$890,861	$(978,620)	$(529,372)	$(722,509)	$(669,285)

Segment adjusted EBITDA	$306,971	$3,642,667	$2,711,491	$(276,059)	$(1,066,766)	$5,318,304

Capital expenditures	$-	$699,770	$6,158,820	$-	$-	$6,858,590

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
Three Months Ended March 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$5,041,777	$10,696,660	$9,683,429	$130,865	$-	$25,552,731
Cost of Revenues	1,906,921	3,790,634	2,498,112	-	-	8,195,667
Gross Margin	3,134,856	6,906,026	7,185,317	130,865	-	17,357,064
Other Operating Expenses						-
Employee costs	1,854,384	1,868,646	3,808,870	496,340	603,671	8,631,911
Professional fees	170,360	79,917	171,583	227,777	487,511	1,137,148
General and administrative	595,625	1,009,577	1,823,678	173,715	455,810	4,058,405
Depreciation	43,850	1,270,709	2,109,237	-	27,577	3,451,373
Amortization	40,062	969,825	876,867	-	-	1,886,754
Accretion	-	50,968	1,703	-	-	52,671
Loss on disposition of assets	-	153,452	43,631	-	-	197,083
Total expenses	2,704,281	5,403,094	8,835,569	897,832	1,574,569	19,415,345
Segment Income (Loss) from Operations	430,575	1,502,932	(1,650,252)	(766,967)	(1,574,569)	(2,058,281)

Interest expense	-	(275,082)	(6,951)	-	-	(282,033)
Interest and dividend income	-	29,259	5,035	402,735	102,211	539,240
Equity in income (loss) of unconsol. affiliates	-	-	-	-	(10,171,615)	(10,171,615)
Other investment income (loss)	252,680	-	-	(599,502)	8,135,267	7,788,445
Noncontrolling interest in subsidiary (income) loss	-	-	(64,765)	503,735	-	438,970
Income tax benefit	-	-	-	-	937,193	937,193
Net Income (Loss) Attributable to Common Stockholders	$683,255	$1,257,109	$(1,716,933)	$(459,999)	$(2,571,513)	$(2,808,081)

Segment adjusted EBITDA	$514,487	$3,947,886	$1,381,186	$(766,967)	$(1,546,992)	$3,529,600

Capital expenditures	$10,692	$603,258	$7,832,138	$-	$-	$8,446,088

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
As of March 31, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,602,881	$3,872,283	$839,832	$224,140	$-	$12,539,136
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	100,079,357	257,424,970	202,138,173	47,174,407	124,023,508	730,840,415

						Total
As of December 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,224,005	$4,132,055	$893,476	$184,051	$-	$12,433,587
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	86,670,669	260,220,162	198,226,268	52,593,429	130,635,201	728,345,729

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances at UCS for losses and loss adjustment expenses (“LAE”) for the three months ended March 31, 2025 and 2024:

	2025	2024
Gross reserve for unpaid losses and loss adjustment expenses, beginning of period	$5,873,192	$5,733,444
Less: reinsurance recoverable on unpaid losses	1,803,865	3,283,071
Net reserve for unpaid losses and loss adjustment expenses, beginning of period	4,069,327	2,450,373

Incurred losses and loss adjustment expenses:
Current year	989,077	816,563
Prior year	177,338	(135,890)
Total net losses and loss adjustment expense incurred	1,166,415	680,673

Payments:
Current year	466,857	239,500
Prior year	544,141	(32,186)
Total payments:	1,010,998	207,314

Net reserves for unpaid losses and loss adjustment expenses, end of period	4,224,744	2,923,732
Reinsurance recoverable on unpaid losses, net of allowance	1,804,082	1,674,699

Gross reserves for unpaid losses and loss adjustment expenses, end of period	$6,028,826	$4,598,431

For the three months ended   March 31, 2025, there was an unfavorable prior year loss development. For the three months ended   March 31, 2024, there was a favorable prior year loss development, which was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 16.     CUSTODIAL RISK

As of March 31, 2025, we had approximately $24,800,000 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

NOTE 18.     SUBSEQUENT EVENTS

Subsequent to March 31, 2025, we sold 335,656 shares of Sky Harbour Class A common stock for gross proceeds of approximately $3.8 million.

In April 2025, Boston Omaha Broadband borrowed an additional $4,000,000 pursuant to the BOB Credit Agreement established with First National Bank of Omaha.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws, PARTICULARLY THOSE ANTICIPATING FUTURE FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, GROWTH, OPERATING STRATEGIES AND SIMILAR MATTERS, INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING OPERATIONS, RESULTS OF OPERATIONS, LIQUIDITY, INVESTMENTS, OUR NEED FOR, AND ABILITY TO OBTAIN, ADDITIONAL FUNDING FOR ACQUISITIONS AND POTENTIAL BUSINESS EXPANSION, GENERAL ECONOMIC TRENDS, INFLATIONARY PRESSURES, FINANCIAL CONDITION AND THE IMPACT OF ANY FUTURE PANDEMIC ON OUR BUSINESS. We have based these forward-looking statements on our current intent, expectations and projections about future events, and these forward-looking statements are not guaranteed to occur and may not occur. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “intend,” “project,” “contemplate,” “potential,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These statements are only predictions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2024 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON MARCH 28, 2025. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2025 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of March 31, 2025, we operate approximately 4,000 billboards with approximately 7,600 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of March 31, 2025, we have approximately 47,900 broadband customers (17,100 fiber subscribers) and 42,100 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Asset Management. In September 2017, we established an asset management subsidiary, Boston Omaha Asset Management, LLC, which we refer to as “BOAM,” designed to raise third-party capital and invest alongside Boston Omaha Corporation in specific assets and businesses that may offer attractive long-term returns on invested capital. During 2021, we established a subsidiary, Fund One: Boston Omaha Build for Rent, LP ("BFR Fund"), within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. In 2022, we started having initial conversations to raise third-party capital to "fund finance" the growth of our fiber business. In May 2023, we acquired 100% of the membership interests in 24th Street Asset Management LLC (“24th Street”), from the other members of 24th Street. 24th Street is the manager of two funds, 24th Street Fund I, LLC and 24th Street Fund II, LLC, which we refer to as “the 24th Street Funds,” focusing on secured lending and direct investments in commercial real estate. In recent years, BOAM has been staffed and equipped to support the growth of the fiber and real estate businesses. We have determined that the high costs and significant risks associated with "fund financing" based on current market conditions leads us to conclude that it would be more appropriate to pursue self-funding, bank debt, and other funding options for our fiber business at this time. As a result, we are winding down BOAM's operations and over the past several months have implemented significant cost cutting measures as BOAM now only manages real estate funds. For our funds under management (the 24th Street Funds and the BFR Fund), we plan to sell the assets at the highest price the market will bear while maintaining the business plans for these assets. Additionally, we will be returning capital to our fund partners during the wind-down process on the remaining portion of these assets.

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

●

In December 2017, we invested $10 million in common units of DFH, the parent company of Dream Finders Homes, LLC, a national home builder. In addition to its homebuilding operations, DFH's subsidiaries provide mortgage loan origination and title insurance services to homebuyers. On January 25, 2021, Dream Finders Homes, Inc., a wholly owned subsidiary of DFH, completed its initial public offering and Dream Finders Homes, Inc. became a holding company and sole manager of DFH. Upon completion of the initial public offering, our outstanding common units in DFH were converted into 4,681,099 shares of Class A common stock of Dream Finders Homes, Inc., and one of our subsidiaries purchased an additional 120,000 shares of Class A common stock in the initial public offering. Since DFH's initial public offering through December 31, 2022, we have sold all our 4,801,099 shares of DFH Class A common stock for gross proceeds of approximately $81 million.

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

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through the first quarter of fiscal 2025, we have sold 506,331 shares of Sky Harbour Class A common stock for gross proceeds of approximately $5.5 million. As of March 31, 2025, we held 12,180,700 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants. Subsequent to March 31, 2025, we sold 335,656 additional shares of Sky Harbour Class A common stock for gross proceeds of approximately $3.8 million.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following is a comparison of our results of operations for the three months ended March 31, 2025, which we refer to as the “first quarter of fiscal 2025,” compared to the three months ended March 31, 2024, which we refer to as the “first quarter of fiscal 2024.”

Revenues. For the first quarter of fiscal 2025 and the first quarter of fiscal 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$10,764,475	38.8%	$10,696,660	41.8%	$67,815
Broadband services	10,320,130	37.2%	9,683,429	37.9%	636,701
Premiums earned	5,563,773	20.1%	4,003,059	15.7%	1,560,714
Insurance commissions	579,293	2.1%	502,688	2.0%	76,605
Investment and other income	502,823	1.8%	666,895	2.6%	(164,072)
Total Revenues	$27,730,494	100.0%	$25,552,731	100.0%	$2,177,763

We realized total revenues of $27,730,494 during the first quarter of fiscal 2025, an increase of 8.5% over revenues of $25,552,731 during the first quarter of fiscal 2024. The key factors impacting revenue across each of our businesses during the first quarter of fiscal 2025 were as follows:

●	Net billboard rentals in the first quarter of fiscal 2025 increased 0.6% from the first quarter of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first quarter of fiscal 2025 increased 6.6% from the first quarter of fiscal 2024, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 39.0% in the first quarter of fiscal 2025 when compared to the first quarter of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first three months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 15.2% in the first quarter of fiscal 2025 when compared to the first quarter of fiscal 2024, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS and BOAM decreased from $666,895 in the first quarter of fiscal 2024 to $502,823 in the first quarter of fiscal 2025.

Expenses. For the first quarter of fiscal 2025 and the first quarter of fiscal 2024, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,844,134	13.9%	$3,790,634	14.8%	$53,500
Cost of broadband revenues	2,373,131	8.6%	2,498,112	9.8%	(124,981)
Cost of insurance revenues	2,863,675	10.3%	1,906,921	7.5%	956,754
Employee costs	8,810,110	31.8%	8,631,911	33.8%	178,199
Professional fees	741,278	2.7%	1,137,148	4.4%	(395,870)
Depreciation	4,026,877	14.5%	3,451,373	13.5%	575,504
Amortization	1,911,130	6.9%	1,886,754	7.4%	24,376
General and administrative	3,779,862	13.6%	4,058,405	15.9%	(278,543)
Loss on disposition of assets	123,724	0.4%	197,083	0.8%	(73,359)
Accretion	53,976	0.2%	52,671	0.2%	1,305
Total Costs and Expenses	$28,527,897	102.9%	$27,611,012	108.1%	$916,885

During the first quarter of fiscal 2025, we had total costs and expenses of $28,527,897, as compared to total costs and expenses of $27,611,012 in the first quarter of fiscal 2024. Total costs and expenses as a percentage of total revenues decreased from 108.1% in the first quarter of fiscal 2024 to 102.9% in the first quarter of fiscal 2025. The key factors impacting costs and expenses across each of our businesses during the first quarter of fiscal 2025 were as follows:

●

Cost of billboard revenues increased as a percentage of billboard revenues from 35.4% in the first quarter of fiscal 2024 to 35.7% in the first quarter of fiscal 2025. The increase was mainly driven by higher ground rent expense, which was partially offset by lower commissions paid and other billboard cost of revenues as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 25.8% in the first quarter of fiscal 2024 to 23.0% in the first quarter of fiscal 2025. The decrease was mainly driven by reduced maintenance costs related to our fixed wireless networks as well as software costs as a percentage of broadband revenues.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 37.8% in the first quarter of fiscal 2024 to 43.2% in the first quarter of fiscal 2025. The increase was mainly driven by higher loss and loss adjustment expense mainly due to an increase in claim payments combined with an increase in earned premium. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs in the first quarter of fiscal 2025 were $8,810,110, or 31.8% of total revenues, as compared to $8,631,911, or 33.8% of total revenues, in the first quarter of fiscal 2024. The decrease as a percentage of total revenues was mainly driven by the reduction in headcount within our asset management business, broadband business and at Boston Omaha's parent company. The decrease was partially offset by increased headcount at our billboard and insurance businesses.

●

Professional fees in the first quarter of fiscal 2025 were $741,278, or 2.7% of total revenues, as compared to $1,137,148 or 4.4% of total revenues, in the first quarter of fiscal 2024. The decrease was mainly related to lower professional fees at Boston Omaha's parent company and lower consulting fees within our insurance business.

●

General and administrative expenses in the first quarter of fiscal 2025 were $3,779,862, or 13.6% of total revenues, as compared to $4,058,405, or 15.9% of total revenues, in the first quarter of fiscal 2024. The decrease was mainly driven by expense reductions within our asset management business, broadband business and at Boston Omaha's parent company. The decrease was partially offset by an increase in expenses within our insurance business mainly due to higher software development costs related to IT projects.

●

Non-cash expenses in the first quarter of fiscal 2025 included $4,026,877 in depreciation expense, $1,911,130 in amortization expense, and $53,976 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2025 was $797,403, or 2.9% of total revenues, as compared to a net loss from operations of $2,058,281, or 8.1% of total revenues, in the first quarter of fiscal 2024. The decrease in net loss from operations was primarily due to improved operations within our broadband business as well as lower expenses within our asset management business and at Boston Omaha's parent company, which were partially offset by an increase in expenses within our billboard and insurance businesses. Our net loss from operations included $5,991,983 from non-cash depreciation, amortization and accretion expenses in the first quarter of fiscal 2025, as compared to $5,390,798 in the first quarter of fiscal 2024.

Other Expense. During the first quarter of fiscal 2025, we had net other expense of $1,817,197. Net other expense included non-cash losses of $2,314,405 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest expense of $541,720 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by $736,010 in other investment income mainly driven by $1,275,676 in realized gains on the sale of 220,889 shares of Sky Harbour Class A common stock and a $1,235,165 unrealized gain on the Sky Harbour warrants held by Boston Omaha, which was partially offset by other investment losses of $2,019,748 within BOAM primarily related to changes in the fair value of the remaining assets within the 24th Street and BFR Funds, and interest and dividend income of $302,918. During the first quarter of fiscal 2024, we had net other expense of $2,125,963, which included non-cash losses of $10,171,615 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest expense of $282,033 mainly incurred under Link's term loan. These items were partially offset by $7,788,445 in other investment income mainly related to the Sky Harbour warrants held by Boston Omaha and interest and dividend income of $539,240.

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

Additionally, we have evaluated our investment in Sky Harbour as of March 31, 2025, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $5.61 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $669,285 in the first quarter of fiscal 2025, or a loss per share of $0.02, based on 31,428,298 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $2,808,081 in the first quarter of fiscal 2024, or a loss per share of $0.09, based on 31,331,597 diluted weighted average shares outstanding.

  Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the first quarter of fiscal 2025 and the first quarter of fiscal 2024:

Results of Billboard Operations

	For the Three Months Ended March 31,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$10,764,475	100.0%	$10,696,660	100.0%
Cost of Revenues
Ground rents	2,240,794	20.8%	2,041,899	19.1%
Utilities	485,831	4.5%	469,531	4.4%
Commissions paid	713,586	6.6%	842,231	7.9%
Other costs of revenues	403,923	3.8%	436,973	4.0%
Total cost of revenues	3,844,134	35.7%	3,790,634	35.4%
Gross margin	6,920,341	64.3%	6,906,026	64.6%
Other Operating Expenses
Employee costs	2,226,115	20.7%	1,868,646	17.5%
Professional fees	62,228	0.6%	79,917	0.7%
Depreciation	1,289,766	12.0%	1,270,709	11.9%
Amortization	962,270	8.9%	969,825	9.1%
General and administrative	989,331	9.2%	1,009,577	9.4%
Accretion	50,580	0.5%	50,968	0.5%
Loss on disposition of assets	73,935	0.6%	153,452	1.4%
Total expenses	5,654,225	52.5%	5,403,094	50.5%
Segment Income from Operations	1,266,116	11.8%	1,502,932	14.1%
Interest expense, net	(375,255)	(3.5%)	(245,823)	(2.3%)
Net Income Attributable to Common Stockholders	$890,861	8.3%	$1,257,109	11.8%

Comparison of the First Quarter of Fiscal 2025 to the First Quarter of Fiscal 2024. In the first quarter of fiscal 2025, there was a 0.6% increase in net billboard revenues from the first quarter of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first quarter of fiscal 2025 were as follows:

●

Ground rent expense as a percentage of total segment operating revenues increased from 19.1% in the first quarter of fiscal 2024 to 20.8% in the first quarter of fiscal 2025. The increase is mainly due to ASC 842 lease accounting entries stemming from changes in our lease portfolio.

●

Commissions paid as a percentage of total segment operating revenues decreased from 7.9% in the first quarter of fiscal 2024 to 6.6% in the first quarter of fiscal 2025. The decrease is mainly due to the change in Link's management compensation structure to align with strategic goals.

●

Employee costs as a percentage of total segment operating revenues increased from 17.5% in the first quarter of fiscal 2024 to 20.7% in the first quarter of fiscal 2025. The increase is mainly due to filling open positions to align processes and lower operating costs in other expense categories as well as the change in Link's management compensation structure to align with strategic goals.

●	General and administrative expenses decreased as a percentage of total segment operating revenues from 9.4% in the first quarter of fiscal 2024 to 9.2% in the first quarter of fiscal 2025.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues was 12.0% and 8.9% in the first quarter of fiscal 2025 compared to 11.9% and 9.1% in the first quarter of fiscal 2024, respectively.

●

Net interest expense was $375,255 in the first quarter of fiscal 2025 compared to net interest expense of $245,823 in the first quarter of fiscal 2024. The increase is mainly driven by the additional borrowings on the revolving line of credit.

Results of Broadband Operations

	For the Three Months Ended March 31,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$10,320,130	100.0%	$9,683,429	100.0%
Cost of Revenues
Network operations and data costs	1,306,626	12.7%	1,356,617	14.0%
Software costs	152,806	1.5%	190,295	2.0%
Cell site rent and utilities	350,821	3.4%	367,420	3.8%
Other costs of revenues	562,878	5.4%	583,780	6.0%
Total cost of revenues	2,373,131	23.0%	2,498,112	25.8%
Gross margin	7,946,999	77.0%	7,185,317	74.2%
Other Operating Expenses
Employee costs	3,589,425	34.8%	3,808,870	39.3%
Professional fees	125,882	1.2%	171,583	1.8%
Depreciation	2,667,067	25.9%	2,109,237	21.8%
Amortization	867,680	8.4%	876,867	9.0%
General and administrative	1,520,201	14.7%	1,823,678	18.8%
Accretion	3,396	0.0%	1,703	0.0%
Loss on disposition of assets	49,789	0.5%	43,631	0.5%
Total expenses	8,823,440	85.5%	8,835,569	91.2%
Segment Loss from Operations	(876,441)	(8.5%)	(1,650,252)	(17.0%)
Interest expense, net	(102,179)	(1.0%)	(1,916)	(0.0%)
Noncontrolling interest in subsidiary income	-	-	(64,765)	(0.7%)
Net Loss Attributable to Common Stockholders	$(978,620)	(9.5%)	$(1,716,933)	(17.7%)

Comparison of the First Quarter of Fiscal 2025 to the First Quarter of Fiscal 2024. In the first quarter of fiscal 2025, total operating revenues increased by 6.6% when compared to the first quarter of fiscal 2024 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first quarter of fiscal 2025 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues decreased from 14.0% in the first quarter of fiscal 2024 to 12.7% in the first quarter of fiscal 2025. The decrease is mainly driven by reduced maintenance costs related to our fixed wireless networks.

●

Employee costs as a percentage of total segment operating revenues decreased from 39.3% in the first quarter of fiscal 2024 to 34.8% in the first quarter of fiscal 2025. The decrease is mainly driven by headcount reductions as well as organic revenue growth within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues decreased from 1.8% in the first quarter of fiscal 2024 to 1.2% in the first quarter of fiscal 2025.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 18.8% in the first quarter of fiscal 2024 to 14.7% in the first quarter of fiscal 2025. The decrease is mainly driven by a focused effort to reduce general and administrative spending as well as organic revenue growth within our broadband businesses.

●	Depreciation expense increased by $557,830 from the first quarter of fiscal 2024. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

●

Net interest expense was $102,179 in the first quarter of fiscal 2025 compared to net interest expense of $1,916 in the first quarter of fiscal 2024. The increase is mainly driven by the borrowings on the BOB credit facility.

Results of Insurance Operations

	For the Three Months Ended March 31,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$5,563,773	83.9%	$4,003,059	79.4%
Insurance commissions	579,293	8.7%	502,688	10.0%
Investment and other income	489,818	7.4%	536,030	10.6%
Total operating revenues	6,632,884	100.0%	5,041,777	100.0%
Cost of Revenues
Commissions paid	1,551,953	23.4%	1,134,401	22.5%
Premium taxes, fees, and assessments	145,196	2.2%	91,847	1.8%
Losses and loss adjustment expense	1,166,526	17.6%	680,673	13.5%
Total cost of revenues	2,863,675	43.2%	1,906,921	37.8%
Gross margin	3,769,209	56.8%	3,134,856	62.2%
Other Operating Expenses
Employee costs	2,506,656	37.8%	1,854,384	36.8%
Professional fees	98,415	1.5%	170,360	3.3%
Depreciation	42,696	0.6%	43,850	0.9%
Amortization	40,062	0.6%	40,062	0.8%
General and administrative	857,167	12.9%	595,625	11.8%
Total expenses	3,544,996	53.4%	2,704,281	53.6%
Segment Income from Operations	224,213	3.4%	430,575	8.6%
Other investment income	282,684	4.2%	252,680	5.0%
Equity in income of unconsolidated affiliates	163,458	2.5%	-	-
Net Income Attributable to Common Stockholders	$670,355	10.1%	$683,255	13.6%

Comparison of the First Quarter of Fiscal 2025 to the First Quarter of Fiscal 2024. In the first quarter of fiscal 2025, total operating revenues increased by 31.6% when compared to the first quarter of fiscal 2024, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first quarter of fiscal 2025 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 39.0% in the first quarter of fiscal 2025 when compared to the first quarter of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first three months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations increased by 15.2% in the first quarter of fiscal 2025 when compared to the first quarter of fiscal 2024, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS decreased from $536,030 in the first quarter of fiscal 2024 to $489,818 in the first quarter of fiscal 2025, mainly due to a decrease in yields on invested assets.

●

Commissions paid as a percentage of total segment operating revenues increased from 22.5% in the first quarter of fiscal 2024 to 23.4% in the first quarter of fiscal 2025, mainly driven by increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 13.5% in the first quarter of fiscal 2024 to 17.6% in the first quarter of fiscal 2025, mainly due to an increase in claim payments combined with an increase in earned premium. Losses and loss adjustment expenses are reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues increased from 36.8% in the first quarter of fiscal 2024 to 37.8% in the first quarter of fiscal 2025, mainly due to an increase in headcount and higher salary costs.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 11.8% in the first quarter of fiscal 2024 to 12.9% in the first quarter of fiscal 2025, mainly due to an increase in software development costs related to IT projects.

●

During the first quarter of fiscal 2025, our segment income from insurance operations of $224,213 was increased by other investment income of $282,684, mainly from unrealized gains on our investments in publicly held securities, and equity in income of unconsolidated affiliates of $163,458, related to UCS' investment in Sky Harbour Class A common stock. As of March 31, 2025, UCS had $2,675,980 in publicly held securities (marked to market) and $15,843,866 in Sky Harbour Class A common stock (equity method). We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended March 31,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$13,005	100.0%	$130,865	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	13,005	100.0%	130,865	100.0%
Other Operating Expenses
Employee costs	-	-	496,340	379.3%
Professional fees	256,086	1969.1%	227,777	174.1%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	32,978	253.6%	173,715	132.7%
Total expenses	289,064	2222.7%	897,832	686.1%
Segment Loss from Operations	(276,059)	(2122.7%)	(766,967)	(586.1%)
Interest and dividend income	8,055	61.9%	402,735	307.8%
Other investment loss	(2,019,748)	(15530.5%)	(599,502)	(458.1%)
Noncontrolling interest in subsidiary loss	1,758,380	13520.8%	503,735	384.9%
Net Loss Attributable to Common Stockholders	$(529,372)	(4070.5%)	$(459,999)	(351.5%)

Comparison of the First Quarter of Fiscal 2025 to the First Quarter of Fiscal 2024. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the first quarter of fiscal 2025 to the first quarter of fiscal 2024 may not be meaningful. The key factors affecting our asset management operations results during the first quarter of fiscal 2025 were as follows:

●	Employee costs in the first quarter of fiscal 2025 were completely removed as we wind down BOAM's operations and implement cost-cutting measures.

●	Professional fees in the first quarter of fiscal 2025 increased by $28,309 from the first quarter of fiscal 2024. The increase is mainly driven by the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street and BFR Funds. The Services Agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the first quarter of fiscal 2025 decreased by 81.0% from the first quarter of fiscal 2024 as we wind down BOAM's operations and implement cost-cutting measures.

●	Interest and dividend income decreased by $394,680 in the first quarter of fiscal 2025 when compared to the first quarter of fiscal 2024. The decrease is mainly related to the distribution of excess cash in the 24th Street Funds and BFR Fund to limited partners during the second quarter of fiscal 2024.

●	Other investment loss in the first quarter of fiscal 2025 primarily included the changes in the fair value of the 24th Street and BFR Funds mainly driven by the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss in the first quarter of fiscal 2025 primarily included the external limited partners' share of GAAP income within the 24th Street and BFR Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for the First Three Months of Fiscal 2025 compared to the First Three Months of Fiscal 2024

The table below summarizes our cash flows, in dollars, for the first three months of fiscal 2025 and the first three months of fiscal 2024:

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Net cash provided by operating activities	$2,555,668	$2,415,294
Net cash (used in) provided by investing activities	(11,226,609)	22,884,604
Net cash provided by (used in) financing activities	6,825,958	(4,646,567)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,844,983)	$20,653,331

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $2,555,668 for the first three months of fiscal 2025 compared to net cash provided by operating activities of $2,415,294 for the first three months of fiscal 2024. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our broadband business as well as lower expenses within our asset management business and at Boston Omaha's parent company. These items were partially offset by an increase in expenses within our billboard and insurance businesses as well as a decrease in accounts payable and accrued expenses.

Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $11,226,609 for the first three months of fiscal 2025 as compared with net cash provided by investing activities of $22,884,604 for the first three months of fiscal 2024. During the first three months of fiscal 2025, net cash used in investing activities is primarily attributable to $6,858,590 in capital expenditures mainly within our broadband businesses as well as $4,368,019 in net cash used to purchase U.S. Treasury securities.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities was $6,825,958 during the first three months of fiscal 2025 as compared to net cash used in financing activities of $4,646,567 during the first three months of fiscal 2024. During the first three months of fiscal 2025, net cash provided by financing activities mainly consisted of $4,916,822 in collateral received at UCS, $3,500,000 in borrowings on BOB's credit facility, and $525,256 in proceeds from the issuance of stock related to Magnolia Capital Fund, LP's exercise of its Class B warrants. These items were partially offset by $1,669,886 in distributions to noncontrolling interests from the 24th St and BFR Funds and $359,064 in principal payments on long-term debt.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At March 31, 2025, we had approximately $22.3 million in unrestricted cash and approximately $19.3 million in short-term U.S. Treasury securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt, and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. To date, we have repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million. We did not repurchase any shares of our Class A common stock during the first three months of fiscal 2025 due to a stock repurchase blackout period.

There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash, and slow our anticipated growth. Although we have entered and continue to enter into non-binding letters of intent to acquire businesses on a regular basis, we do not have current agreements, commitments, or understandings for any specific material acquisitions which are probable to be consummated at this time.

To date, we have raised funds through the sale of our common stock in public offerings, sales of our common stock in “at the market” programs, term loan financing through our Link and Boston Omaha Broadband subsidiaries, proceeds from the sale of publicly traded securities held by us, cash flow from operations, and, prior to 2019, through private placements of our common stock.

On April 25, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000 (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. As of March 31, 2025, certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock.   The 2022 shelf registration statement expired in May 2025.

We may in the future file a new shelf registration statement  which would allow us, from time to time, in one or more offerings, to offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of offering. We may sell these securities to or through one or more underwriters, dealers or agents, or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we may offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

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

Long-term debt included within our Consolidated Balance Sheets as of March 31, 2025 consists of Link’s Term Loan borrowings of approximately $26,300,000, of which approximately $860,000 is classified as current, and $9,600,000 related to the revolving line of credit.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of March 31, 2025.

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

Long-term debt included within our Consolidated Balance Sheets as of March 31, 2025 consists of approximately $6,800,000 under BOB's credit facility, of which approximately $700,000 is classified as current.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of March 31, 2025, we hold 12,180,700 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants. Subsequent to March 31, 2025, we sold 335,656 additional shares of Sky Harbour Class A common stock.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of Sky Harbour shares and warrants we hold relative to the average trading volume of these securities

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, funds available through the Credit Agreement Boston Omaha Broadband entered into on September 17, 2024, any funds that we may receive from cash flows from operations, future potential sales of our Sky Harbour stock, and any funds that we may receive through the sale of real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At March 31, 2025, we had approximately $22.3 million in unrestricted cash and approximately $19.3 million in short-term U.S. Treasury securities.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2025, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting

The preparation of the consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 27, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial and accounting officers each concluded that, as of March 31, 2025, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not applicable as we are a "smaller reporting company." For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. To date, we have repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million. We did not repurchase any shares of our Class A common stock during the first three months of fiscal 2025 due to a stock repurchase blackout period.

On January 21, 2025, the Company issued to its newest director, David Graff, 1,000 shares of restricted Class A common stock, $.001 par value per share ("Class A common stock"), pursuant to the Corporation's 2022 Long-Term Incentive Plan. The grant was valued at approximately $15,000 as of the date of the issuance, all of which shares vest as follows: 500 shares vest immediately upon grant and the remaining 500 shares vest on April 1, 2025.

On February 12, 2025, the Company issued restricted Class A common stock to the following employees: its Chief Financial Officer 3,322 shares, its Chief Accounting Officer 11,960 shares, the President of its Link Media subsidiary 4,000 shares, and to four Boston Omaha Broadband executives 26,360 shares. The shares issued to the Chief Accounting Officer vest through 2027 and the shares issued to the Chief Financial Officer and other employees are fully vested. In accordance with the Corporation's Long-Term Incentive Plan, the Company withheld 5,792 shares for withholding obligations. The shares granted had an aggregate value of approximately $615,000 as of the date of issuance.

The shares were issued for services rendered to the Company under an exemption available pursuant to Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was paid for the shares.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

May 14, 2025

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial Officer)

May 14, 2025

By: /s/ Joseph M. Meisinger

Joseph M. Meisinger

Chief Accounting Officer

May 14, 2025