Form 10-Q
period 2025-06-30
BOSTON OMAHA Corp
filed 2025-08-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,872,876 shares of Class A common stock and 580,558 shares of Class B common stock as of August 12, 2025.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2025

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Financial Statements

Unaudited

For the Six Months Ended June 30, 2025 and 2024

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets
Unaudited

ASSETS

	June 30,	December 31,
	2025	2024

Current Assets:
Cash and cash equivalents	$29,694,785	$28,289,712
Cash held by BOAM funds and other	2,316,011	2,933,723
Accounts receivable, net	13,350,535	12,433,587
Interest receivable	55,021	83,613
Short-term investments	38,925,193	44,953,337
Marketable equity securities	886,831	2,393,260
U. S. Treasury securities	18,353,150	10,976,969
Funds held as collateral assets	14,829,340	9,973,991
Prepaid expenses	5,923,862	5,409,209

Total Current Assets	124,334,728	117,447,401

Property and Equipment, net	167,471,673	161,593,673

Other Assets:
Goodwill	182,380,136	182,380,136
Intangible assets, net	54,782,151	58,332,625
Investments	66,592,522	74,080,331
Investments in unconsolidated affiliates	72,165,396	72,435,867
Deferred policy acquisition costs	2,545,510	2,161,721
Right of use assets	60,187,216	59,742,166
Other	170,015	171,809

Total Other Assets	438,822,946	449,304,655

Total Assets	$730,629,347	$728,345,729

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)
Unaudited

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2025	2024

Current Liabilities:
Accounts payable and accrued expenses	$20,609,094	$22,251,493
Short-term payables for business acquisitions	1,360,693	121,104
Lease liabilities	5,320,032	5,333,611
Funds held as collateral	14,829,340	9,973,991
Unearned premiums	13,559,466	12,985,868
Current maturities of long-term debt	1,918,808	1,201,448
Deferred revenue	3,185,471	3,044,009

Total Current Liabilities	60,782,904	54,911,524

Long-term Liabilities:
Asset retirement obligations	4,121,669	4,013,457
Lease liabilities	55,480,552	54,994,879
Long-term debt, less current maturities	43,848,012	38,363,356
Other long-term liabilities	124,213	1,417,091
Deferred tax liability	10,995,328	11,925,969

Total Liabilities	175,352,678	165,626,276

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,989,991 and 30,943,349 shares issued, respectively	30,990	30,943
Class B common stock, $.001 par value, 1,161,116 shares authorized, 580,558 and 527,780 shares issued and outstanding, respectively	581	528
Additional paid-in capital	540,349,925	539,126,302
Treasury stock, at cost, 117,115 and 111,323 shares, respectively	(1,676,492)	(1,589,322)
Accumulated deficit	(7,738,310)	(4,748,942)

Total Boston Omaha Stockholders' Equity	530,966,694	532,819,509
Noncontrolling interests	24,309,975	29,899,944
Total Equity	555,276,669	562,719,453

Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$730,629,347	$728,345,729

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Operations
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues:
Billboard rentals, net	$11,440,033	$11,437,468	$22,204,508	$22,134,128
Broadband services	10,233,463	9,787,983	20,553,593	19,471,412
Premiums earned	5,565,360	4,737,056	11,129,133	8,740,115
Insurance commissions	448,192	527,055	1,027,485	1,029,743
Investment and other income	516,622	598,221	1,019,445	1,265,116

Total Revenues	28,203,670	27,087,783	55,934,164	52,640,514

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,702,731	3,880,807	7,546,865	7,671,441
Cost of broadband revenues (exclusive of depreciation and amortization)	2,315,896	2,475,451	4,689,027	4,973,563
Cost of insurance revenues (exclusive of depreciation and amortization)	3,548,719	2,255,664	6,412,394	4,162,585
Employee costs	8,653,880	11,820,937	17,463,990	20,452,848
Professional fees	713,704	1,719,922	1,454,982	2,857,070
General and administrative	4,001,019	4,003,081	7,780,881	8,061,486
Amortization	1,954,877	1,884,074	3,866,007	3,770,828
Depreciation	4,155,199	3,572,066	8,182,076	7,023,439
(Gain) Loss on disposition of assets	(76,101)	(183,738)	47,623	13,345
Accretion	54,236	56,134	108,212	108,805

Total Costs and Expenses	29,024,160	31,484,398	57,552,057	59,095,410

Net Loss from Operations	(820,490)	(4,396,615)	(1,617,893)	(6,454,896)

Other Income (Expense):
Interest and dividend income	242,089	313,775	545,007	853,015
Equity in income (loss) of unconsolidated affiliates	6,147,581	2,957,387	3,833,176	(7,214,228)
Other investment (loss) income	(10,309,112)	(545,385)	(9,573,102)	7,243,060
Interest expense	(573,078)	(368,370)	(1,114,798)	(650,403)

Net Loss Before Income Taxes	(5,313,010)	(2,039,208)	(7,927,610)	(6,223,452)
Income tax benefit	743,706	22,046	930,641	959,239

Net Loss	(4,569,304)	(2,017,162)	(6,996,969)	(5,264,213)
Noncontrolling interest in subsidiary loss (income)	2,249,221	(218,057)	4,007,601	220,913

Net Loss Attributable to Common Stockholders	$(2,320,083)	$(2,235,219)	$(2,989,368)	$(5,043,300)

Basic Net Loss per Share	$(0.07)	$(0.07)	$(0.10)	$(0.16)

Diluted Net Loss per Share	$(0.07)	$(0.07)	$(0.10)	$(0.16)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,453,434	31,853,692	31,440,934	31,594,198

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,453,434	31,853,692	31,440,934	31,594,198

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2023	30,255,739	1,055,560	$30,256	$1,056	$522,506,626	$-	$62,606,822	$15,669,488	$600,814,248

Stock issued as compensation	49,156	-	49	-	779,953	-	-	-	780,002

Minority owner contribution, General Indemnity	-	-	-	-	-	-	37,166	-	37,166

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	50,000	-	50,000

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(484,775)	-	(484,775)

Net loss attributable to common stockholders, March 31, 2024	-	-	-	-	-	-	-	(2,808,081)	(2,808,081)

Ending Balance, March 31, 2024	30,304,895	1,055,560	$30,305	$1,056	$523,286,579	$-	$62,209,213	$12,861,407	$598,388,560

Purchase of FIF Utah RNCI	275,611	-	276	-	5,653,524	-	-	-	$5,653,800

Purchase of FIF St. George RNCI	563,750	-	563	-	10,048,415	-	-	-	10,048,978

Stock returned for payroll taxes	(5,487)	-	(5)	-	(81,257)	-	-	-	(81,262)

Stock issued as compensation	2,580	-	2	-	40,014	-	-	-	40,016

Cancellation of Class A and Class B treasury shares and Class B warrants repurchased	(210,000)	(527,780)	(210)	(528)	-	-	-	(19,125,980)	(19,126,718)

Distributions to noncontrolling interests	-	-	-	-	-	-	(27,504,485)	-	(27,504,485)
						-
Net income attributable to noncontrolling interests	-	-	-	-	-	-	217,056	-	217,056

Net loss attributable to common stockholders, June 30, 2024	-	-	-	-	-	-	-	(2,235,219)	(2,235,219)

Ending Balance, June 30, 2024	30,931,349	527,780	$30,931	$528	$538,947,275	$-	$34,921,784	$(8,499,792)	$565,400,726

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)
Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2024	30,943,349	527,780	$30,943	$528	$539,126,302	$(1,589,322)	$29,899,944	$(4,748,942)	$562,719,453

Stock issued for cash	-	52,778	-	53	525,203	-	-	-	525,256

Stock issued as compensation	46,642	-	47	-	701,706	(87,170)	-	-	614,583

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,120,465)	-	(1,120,465)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(549,421)	-	(549,421)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(1,758,380)	-	(1,758,380)

Net loss attributable to common stockholders, March 31, 2025	-	-	-	-	-	-	-	(669,285)	(669,285)

Ending Balance, March 31, 2025	30,989,991	580,558	$30,990	$581	$540,353,211	$(1,676,492)	$26,471,678	$(5,418,227)	$559,761,741

Offering costs	-	-	-	-	(3,286)	-	-	-	(3,286)

Contributions from noncontrolling interest	-	-	-	-	-	-	87,518	-	87,518

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(2,249,221)	-	(2,249,221)

Net loss attributable to common stockholders, June 30, 2025	-	-	-	-	-	-	-	(2,320,083)	(2,320,083)

Ending Balance, June 30, 2025	30,989,991	580,558	$30,990	$581	$540,349,925	$(1,676,492)	$24,309,975	$(7,738,310)	$555,276,669

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(6,996,969)	$(5,264,213)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	2,786,553	2,761,839
Depreciation, amortization, and accretion	12,156,295	10,903,072
Deferred income taxes	(930,641)	(945,209)
Loss on disposition of assets	47,623	13,345
Bad debt expense	110,489	126,000
Equity in (income) loss of unconsolidated affiliates	(3,833,176)	7,214,228
Amortization of bond premium	(614,209)	-
Other investment loss (income)	9,573,102	(7,243,060)
Compensation paid in stock	701,752	820,018
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(1,027,437)	(1,502,261)
Interest receivable	28,592	121,735
Prepaid expenses	(514,653)	295,817
Deferred policy acquisition costs	(383,792)	(339,363)
Other assets	1,794	(25,232)
Other liabilities, exclusive of debt	(38,776)	(46,235)
Accounts payable and accrued expenses	(1,642,399)	846,775
Lease liabilities	(3,024,373)	(2,946,673)
Unearned premiums	573,598	2,118,158
Deferred revenue	141,462	11,806

Net Cash Provided by Operating Activities	7,114,835	6,920,547

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(14,513)	(39,399)
Capital expenditures	(14,158,366)	(17,268,681)
Proceeds from sales of investments	133,242,021	212,352,984
Purchases of investments	(130,451,064)	(164,889,190)

Net Cash (Used in) Provided by Investing Activities	(11,381,922)	30,155,714

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited

	For the Six Months Ended
	June 30,
	2025	2024

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$525,256	$-
Repurchase of stock	(87,170)	(16,761,371)
Proceeds from long term credit facility	7,500,000	10,000,000
Principal payments of long-term debt	(1,297,984)	(403,191)
Collateral receipt (release), net	4,855,349	(4,504,530)
Distributions to noncontrolling interests	(1,669,886)	(27,504,485)
Contributions from noncontrolling interests	87,518	87,166
Offering Costs	(3,286)	-

Net Cash Provided by (Used in) Financing Activities	9,909,797	(39,086,411)

Net Increase (Decrease)in Cash, Cash Equivalents, and Restricted Cash	5,642,710	(2,010,150)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	41,197,426	39,413,204

Cash, Cash Equivalents, and Restricted Cash, End of Period	$46,840,136	$37,403,054

Interest Paid in Cash	$1,116,456	$583,106
Income Taxes Paid in Cash	$21,469	$12,687

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2024 Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

Consolidation Policy

The financial statements of Boston Omaha Corporation include the accounts of the Company and our consolidated subsidiaries, which are comprised of voting interest entities in which we have a controlling financial interest and variable interest entities for which we have determined that we are the primary beneficiary.  All intercompany profits, losses, transactions, and balances have been eliminated in consolidation.

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

Total assets of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $40,400,000 and $48,700,000 as of   June 30, 2025 and December 31, 2024, respectively. Total liabilities of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $2,500 and $27,000 as of   June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $39,400,000 and $46,900,000, respectively. During the first two quarters of 2025, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment loss of approximately $4,700,000, and distributions to the funds of approximately $1,700,000. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  June 30, 2025 include:

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

FIF AireBeam, LLC which we refer to as “AireBeam”

Fiber Fast Homes, LLC which we refer to as “FFH”

FIF Utah, LLC which we refer to as “FIF Utah”

FIF St George, LLC which we refer to as “FIF St George” or "InfoWest"

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $2,405,015 and $1,669,026 for the six months ended June 30, 2025 and 2024, respectively, are included within “Premiums earned” in our Condensed Consolidated Statements of Operations.

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

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

There were no non-cash activities for the six months ended June 30, 2025. For the six months ended June 30, 2024, non-cash activities included stock issued for redeemable noncontrolling interest of $13,399,161, as well as an investment transferred as compensation for stock repurchased of $1,474,292.

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

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities for fiscal years beginning after  December 15, 2024. We do not anticipate the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In  November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in expense captions presented on the face of the Condensed Consolidated Statement of Operations. This guidance is effective for public entities for fiscal years beginning after  December 15, 2026. We are currently reviewing this guidance and its impact on our condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient. The practical expedient gives companies the ability to assume current conditions as of the balance sheet date do not change for the remaining life of the asset. We are currently reviewing this guidance and its impact on our condensed consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows that agrees to the total of those amounts as presented in the Condensed Consolidated Statements of Cash Flows.

	June 30,	December 31,
	2025	2024

Cash and cash equivalents	$29,694,785	$28,289,712
Funds held as collateral	14,829,340	9,973,991
Cash held by BOAM funds and other	2,316,011	2,933,723

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Condensed Consolidated Statements of Cash Flows	$46,840,136	$41,197,426

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2025	2024

Trade accounts	$7,354,540	$6,696,413
Premiums	3,907,018	3,778,050
Recoverables from reinsurers	2,258,313	2,166,939
Allowance for credit losses	(169,336)	(207,815)

Total Accounts Receivable, net	$13,350,535	$12,433,587

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2025	2024

Structures and displays	$68,194,958	$67,161,287
Fiber, towers, and broadband equipment	139,386,803	126,808,205
Land	597,892	583,892
Vehicles and equipment	11,368,965	11,255,755
Office furniture and equipment	5,701,861	5,594,698
Accumulated depreciation	(57,778,806)	(49,810,164)

Total Property and Equipment, net	$167,471,673	$161,593,673

Depreciation expense for the six months ended June 30, 2025 and 2024 was $8,182,076 and $7,023,439, respectively.

NOTE 6.     BUSINESS ACQUISITIONS

We did not have any acquisitions during fiscal 2024 or during the first six months of 2025.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 7.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,493	$(41,546,726)	$30,481,767	$72,028,493	$(38,854,986)	$33,173,507
Permits, licenses, and lease acquisition costs	11,967,915	(7,202,522)	4,765,393	11,926,773	(6,656,353)	5,270,420
Site location	849,347	(448,034)	401,313	849,347	(419,955)	429,392
Noncompetition agreements	626,000	(626,000)	-	626,000	(626,000)	-
Technology	1,128,000	(657,343)	470,657	1,128,000	(608,250)	519,750
Trade names and trademarks	11,152,200	(2,563,883)	8,588,317	11,152,200	(2,271,025)	8,881,175
Nonsolicitation agreement	353,000	(271,702)	81,298	353,000	(176,611)	176,389
Capitalized contract costs	3,057,226	(769,411)	2,287,815	2,800,576	(624,175)	2,176,401
Indefinite lived intangibles	7,705,591	-	7,705,591	7,705,591	-	7,705,591

Total	$108,867,772	$(54,085,621)	$54,782,151	$108,569,980	$(50,237,355)	$58,332,625

Future Amortization

The future amortization associated with the intangible assets is as follows:

	June 30,
	2026	2027	2028	2029	2030	Thereafter	Total

Customer relationships	$5,428,083	$5,418,941	$5,386,691	$3,757,720	$3,206,182	$7,284,150	$30,481,767
Permits, licenses, and lease acquisition costs	1,076,021	1,049,834	1,021,935	403,152	211,805	1,002,646	4,765,393
Site location	56,623	56,623	56,623	56,623	56,623	118,198	401,313
Noncompetition agreements	-	-	-	-	-	-	-
Technology	99,000	99,000	99,000	99,000	74,657	-	470,657
Trade names and trademarks	590,565	558,383	525,667	525,667	525,667	5,862,368	8,588,317
Nonsolicitation agreement	81,195	103	-	-	-	-	81,298
Capitalized contract costs	305,722	305,722	305,723	305,723	305,723	759,202	2,287,815

Total	$7,637,209	$7,488,606	$7,395,639	$5,147,885	$4,380,657	$15,026,564	$47,076,560

Amortization expense for the six months ended June 30, 2025 and 2024 was $3,866,007 and $3,770,828 respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 7.     INTANGIBLE ASSETS (Continued)

As of  June 30, 2025, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	67
Permits, licenses, and lease acquisition costs	52
Site location	85
Technology	57
Trade names and trademarks	174
Nonsolicitation agreement	5
Capitalized contract costs	90

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

	June 30,	December 31,
	2025	2024

U.S. Treasury notes held to maturity	$25,801,569	$22,411,583
Common stock warrants of Sky Harbour Group Corporation	13,123,624	22,541,754

Total	$38,925,193	$44,953,337

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS. Marketable equity securities as of  June 30, 2025 and December 31, 2024 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, June 30, 2025	$1,074,440	$(187,609)	$886,831

Marketable equity securities, December 31, 2024	$2,455,024	$(61,764)	$2,393,260

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 8.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the Condensed Consolidated Balance Sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate.

Debt securities classified as trading as of  June 30, 2025 and December 31, 2024 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, June 30, 2025	$18,317,903	$35,247	$18,353,150

U.S. Treasury trading securities, December 31, 2024	$10,949,883	$27,086	$10,976,969

Long-term Investments

Long-term investments consist of U.S. Treasury securities held to maturity, investments in special purpose entities, and equity investments in three private companies. We have the intent and the ability to hold the U.S. Treasury securities to maturity. Treasury securities are stated at amortized cost which approximates fair value, mature during 2027, and are held by UCS.

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

Each of the 24th Street Funds hold investments in special purpose entities whose primary assets are real estate property.  We include the 24th Street Funds’ investments in special purpose entities within long-term investments in our Condensed Consolidated Balance Sheets.

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

	June 30,	December 31,
	2025	2024

U.S. Treasury securities held to maturity	$4,752,355	$4,736,409
Investments in special purpose entities	39,432,988	46,936,743
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	3,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$66,592,522	$74,080,331

We reviewed our investments as of June 30, 2025 and December 31, 2024 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities which may prevent us from selling shares as we retain one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. The carrying value of our investment in Sky Harbour’s Class A common stock as of  June 30, 2025 is approximately $71,700,000. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  June 30, 2025 and December 31, 2024, it would be valued at approximately $114,000,000 and $148,000,000, respectively

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	June 30,	December 31,
	2025	2024

Beginning of year	$72,435,867	$94,244,788
Additional investments in unconsolidated affiliates	-	21,000
Sale of interest	(4,103,647)	(2,748,292)
Distributions received	-	(1,798,348)
Equity in income (loss) of unconsolidated affiliates	3,833,176	(17,283,281)

End of period	$72,165,396	$72,435,867

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$8,205,391	$4,709,014	$14,613,616	$8,304,406
Gross profit	7,156,079	3,963,714	12,828,652	6,608,463
Net income (loss) from operations	(6,933,449)	(5,110,583)	(13,881,157)	(10,159,290)
Net income (loss)	$14,566,115	3,977,046	5,693,660	(17,013,532)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

At June 30, 2025 and December 31, 2024, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The carrying value of borrowings under our billboard revolving line of credit facility as well as our broadband term loan facility approximates fair value because of the variable market interest rate charged to us for these borrowings. The fair value of borrowings under our billboard term loan facilities are estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  June 30, 2025, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24,350,000, which is less than the approximate carrying amount of $26,100,000. At   December 31, 2024, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24,500,000, which was less than the approximate carrying amount of $26,500,000.

Warrants

Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement warrants from January 1, 2025 to  June 30, 2025 and  January 1, 2024 to June 30, 2024, resulted in a loss of approximately $9,400,000 and a gain of $4,000,000, respectively, which are included within "Other investment income" within our Condensed Consolidated Statements of Operations.

Fund I, Fund II and BFR Special Purpose Entities

We report fund investments on our Condensed Consolidated Balance Sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within "Other investment income" in the accompanying Condensed Consolidated Statements of Operations. Each of the 24th Street Funds’ and BFR's investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which third-party appraisals were obtained.  Appraisals on the investments in special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate property. The income capitalization approach used capitalization rates ranging from 6.25% to 6.75%. The comparable sales approach used observable market transactions to value the underlying real estate property.

As of June 30, 2025 and December 31, 2024, the estimated aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $39,400,000 and $46,900,000, respectively.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 15.4% equity interest in Sky Harbour, comprised of 11,671,494 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  June 30, 2025, it would be valued at approximately $114,000,000. As of December 31, 2024 our equity interest in Sky Harbour was 16.4% and was comprised of 12,401,589 shares of Class A common stock. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of   December 31, 2024 it would be valued at approximately $148,000,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 9.     FAIR VALUE (Continued)

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at June 30, 2025	$19,239,981	$19,239,981	$41,232	$(111,129)

Marketable equity securities and U.S. Treasury trading securities at December 31, 2024	$13,370,229	$13,370,229	$1,063,730	$1,029,051

NOTE 10.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2024	$4,013,457
Additions	-
Liabilities settled	-
Accretion expense	108,212

Balance, June 30, 2025	$4,121,669

NOTE 11.     CAPITAL STOCK

On April 25, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000 (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. As of June 30, 2025, certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock. The 2022 shelf registration statement expired in May 2025.

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

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 11.     CAPITAL STOCK (Continued)

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024, following the release of the quarterly report on Form 10-Q for the quarter ended June 30, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. To date, we have repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1,600,000. We did not repurchase any shares of our Class A common stock during the first six months of fiscal 2025 due to share repurchase blackout periods which covered most of the first six months.

As of December 31,2024 there were 53,562 Class B warrants. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock are that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

On  January 10, 2025, Magnolia Capital Fund, LP ("MCF") exercised, in full, Class B warrants, issued in 2015 and expiring in  June 2025, to purchase shares of our Class B common stock. Under the terms of the warrants, MCF purchased 52,778 shares of Class B common stock at an exercise price of approximately $525,000 paid in cash. As a result, there are no outstanding warrants issued by BOC to purchase Class B common stock.

At  March 31, 2025, there were 784 outstanding warrants for our Class A common stock. These warrants expired in June. As a result, there were no outstanding warrants for our Class A common stock as of June 30, 2025.

A summary of warrant activity for the six months ended  June 30, 2025 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2024	53,562	$9.95	0.5	$226,567

Issued	-
Exercised	(52,778)
Redeemed	-
Expired	(784)

Outstanding as of June 30, 2025	-	$9.95	0.00	$-

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

Separation and Benefits

Pursuant to the Separation Agreement, (a) we transferred to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001, of Sky Harbour, as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek received severance of $960,000, to be paid in equal monthly installments for a period of 18 months, and (c) Mr. Rozek received employee benefits of $75,000, to be paid in equal monthly installments for a period of 18 months, each of which are included within "Employee costs" within our Condensed Consolidated Statements of Operations.

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

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

As of June 30, 2025, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. The revolving line of credit is due and payable on  August 12, 2026.

Long-term debt included within our Condensed Consolidated Balance Sheets as of June 30, 2025 consists of Term Loan borrowings of approximately $26,100,000, of which approximately $870,000 is classified as current. As of June 30, 2025, there was $9,100,000 outstanding related to the revolving line of credit, which is included within long-term debt in our Condensed Consolidated Balance Sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of June 30, 2025.

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

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of June 30, 2025 consists of approximately $10,600,000 under BOB's credit facility, of which approximately $1,050,000 is classified as current. The aggregate minimum principal payments required on long-term debt as of June 30, 2025 were as follows: $1,050,000 in 2025, $1,050,000 in 2026, $1,050,000 in 2027, $1,050,000 in 2028, $1,050,000 in 2029, and $5,316,500 thereafter.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024	Statement of Operations Classification

Lease cost	$2,249,242	$2,170,464	$4,426,841	$4,303,473	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	690,696	695,367	1,567,609	1,431,298	Cost of billboard revenues and general and administrative

Total Lease Cost	$2,939,938	$2,865,831	$5,994,450	$5,734,771

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Cash payments for operating leases	$2,377,065	$2,236,542	$4,612,243	$4,427,132
New operating lease assets obtained in exchange for operating lease liabilities	$516,336	$619,668	$2,653,090	$1,710,141

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 13.      LEASES (Continued)

Operating Lease Assets and Liabilities

	June 30, 2025	December 31, 2024	Balance Sheet Classification

Lease assets	$60,187,216	$59,742,166	Other Assets: Right of use assets

Current lease liabilities	$5,320,032	$5,333,611	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	55,480,552	54,994,879	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$60,800,584	$60,328,490

Maturity of Operating Lease Liabilities

June 30, 2025

2026	$8,380,320
2027	7,916,235
2028	7,620,415
2029	7,085,214
2030	6,374,681
Thereafter	54,783,790

Total lease payments	92,160,655
Less imputed interest	(31,360,071)

Present Value of Lease Liabilities	$60,800,584

As of June 30, 2025, our operating leases have a weighted-average remaining lease term of 15.85 years and a weighted-average discount rate of 5.28%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

The accounting policies of the above segments are the same as those described within Footnote 2 “Summary of Significant Accounting Policies” of the 2024 Form 10-K.

Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM).  The CODM evaluates the performance of our segments and allocates resources to them based on segment operating income and segment adjusted EBITDA. We define adjusted EBITDA as net income (loss) before income tax expense (benefit), noncontrolling interest in subsidiary income (loss), interest expense, interest and dividend income, equity in income (loss) of unconsolidated affiliates, depreciation, amortization, accretion, gain or loss on disposition of assets, and other investment income (loss).

The cost and expense information provided below is based on the information regularly provided to the CODM. Given the diversity of our operating segments and the differences in revenue streams and cost structures, there are variances in the form, content, and levels of such expense information significant to the business. Expenses considered significant for one operating segment  may not be significant for others.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
Three Months Ended June 30, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$6,525,514	$11,440,033	$10,233,463	$4,660	$-	$28,203,670
Cost of Revenues	3,548,719	3,702,731	2,315,896	-	-	9,567,346
Gross Margin	2,976,795	7,737,302	7,917,567	4,660	-	18,636,324
Other Operating Expenses
Employee costs	2,277,747	2,136,331	3,746,738	-	493,064	8,653,880
Professional fees	117,600	62,636	152,067	142,223	239,178	713,704
General and administrative	795,365	1,058,984	1,802,021	1,919	342,730	4,001,019
Depreciation	54,121	1,323,798	2,749,628	-	27,652	4,155,199
Amortization	40,061	971,309	901,931	-	41,576	1,954,877
Accretion	-	50,801	3,435	-	-	54,236
(Gain) loss on disposition of assets	-	(92,492)	16,391	-	-	(76,101)
Total expenses	3,284,894	5,511,367	9,372,211	144,142	1,144,200	19,456,814
Segment (Loss) Income from Operations	(308,099)	2,225,935	(1,454,644)	(139,482)	(1,144,200)	(820,490)

Interest expense	-	(421,754)	(151,324)	-	-	(573,078)
Interest and dividend income	-	44,104	28,545	7,586	161,854	242,089
Equity in income of unconsol. affiliates	1,089,544	-	-	-	5,058,037	6,147,581
Other investment income (loss)	38,052	-	-	(2,640,200)	(7,706,964)	(10,309,112)
Noncontrolling interest in subsidiary loss	-	-	-	2,249,221	-	2,249,221
Income tax benefit	-	-	-	-	743,706	743,706
Net Income (Loss) Attributable to Common Stockholders	$819,497	$1,848,285	$(1,577,423)	$(522,875)	$(2,887,567)	$(2,320,083)

Segment adjusted EBITDA	$(213,917)	$4,479,351	$2,216,741	$(139,482)	$(1,074,972)	$5,267,721

Capital expenditures	$-	$652,281	$6,647,495	$-	$-	$7,299,776

						Total
Three Months Ended June 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$5,822,598	$11,437,468	$9,787,983	$39,734	$-	$27,087,783
Cost of Revenues	2,255,664	3,880,807	2,475,451	-	-	8,611,922
Gross Margin	3,566,934	7,556,661	7,312,532	39,734	-	18,475,861
Other Operating Expenses
Employee costs	1,958,337	1,918,753	3,794,486	269,262	3,880,099	11,820,937
Professional fees	179,817	62,758	341,835	109,455	1,026,057	1,719,922
General and administrative	638,653	959,686	1,810,810	169,465	424,467	4,003,081
Depreciation	44,764	1,281,057	2,218,667	-	27,578	3,572,066
Amortization	40,061	970,746	848,419	-	24,848	1,884,074
Accretion	-	50,968	5,166	-	-	56,134
Gain on disposition of assets	-	(106,011)	(77,727)	-	-	(183,738)
Total expenses	2,861,632	5,137,957	8,941,656	548,182	5,383,049	22,872,476
Segment Income (Loss) from Operations	705,302	2,418,704	(1,629,124)	(508,448)	(5,383,049)	(4,396,615)

Interest expense	-	(364,907)	(3,662)	-	199	(368,370)
Interest and dividend income	-	24,999	2,259	76,720	209,797	313,775
Equity in income of unconsol. affiliates	-	-	-	-	2,957,387	2,957,387
Other investment (loss) income	(44,970)	-	-	628,355	(1,128,770)	(545,385)
Noncontrolling interest in subsidiary income	-	-	-	(218,057)	-	(218,057)
Income tax benefit	-	-	-	-	22,046	22,046
Net Income (Loss) Attributable to Common Stockholders	$660,332	$2,078,796	$(1,630,527)	$(21,430)	$(3,322,390)	$(2,235,219)

Segment adjusted EBITDA	$790,127	$4,615,464	$1,365,401	$(508,448)	$(5,330,623)	$931,921

Capital expenditures	$18,259	$349,196	$7,893,890	$-	$250,000	$8,511,345

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
Six Months Ended June 30, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$13,158,398	$22,204,508	$20,553,593	$17,665	$-	$55,934,164
Cost of Revenues	6,412,394	7,546,865	4,689,027	-	-	18,648,286
Gross Margin	6,746,004	14,657,643	15,864,566	17,665	-	37,285,878
Other Operating Expenses						-
Employee costs	4,784,403	4,362,446	7,336,163	-	980,978	17,463,990
Professional fees	216,015	124,864	277,949	398,309	437,845	1,454,982
General and administrative	1,652,532	2,048,315	3,322,222	34,897	722,915	7,780,881
Depreciation	96,817	2,613,564	5,416,695	-	55,000	8,182,076
Amortization	80,123	1,933,579	1,769,611	-	82,694	3,866,007
Accretion	-	101,381	6,831	-	-	108,212
(Gain) loss on disposition of assets	-	(18,557)	66,180	-	-	47,623
Total expenses	6,829,890	11,165,592	18,195,651	433,206	2,279,432	38,903,771
Segment (Loss) Income from Operations	(83,886)	3,492,051	(2,331,085)	(415,541)	(2,279,432)	(1,617,893)

Interest expense	-	(844,033)	(270,765)	-	-	(1,114,798)
Interest and dividend income	-	91,128	45,807	15,641	392,431	545,007
Equity in income of unconsol. affiliates	1,253,002	-	-	-	2,580,174	3,833,176
Other investment income (loss)	320,736	-	-	(4,659,948)	(5,233,890)	(9,573,102)
Noncontrolling interest in subsidiary loss	-	-	-	4,007,601	-	4,007,601
Income tax benefit	-	-	-	-	930,641	930,641
Net Income (Loss) Attributable to Common Stockholders	$1,489,852	$2,739,146	$(2,556,043)	$(1,052,247)	$(3,610,076)	$(2,989,368)

Segment adjusted EBITDA	$93,054	$8,122,018	$4,928,232	$(415,541)	$(2,141,738)	$10,586,025

Capital expenditures	$-	$1,352,051	$12,806,315	$-	$-	$14,158,366

						Total
Six Months Ended June 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$10,864,375	$22,134,128	$19,471,412	$170,599	$-	$52,640,514
Cost of Revenues	4,162,585	7,671,441	4,973,563	-	-	16,807,589
Gross Margin	6,701,790	14,462,687	14,497,849	170,599	-	35,832,925
Other Operating Expenses						-
Employee costs	3,812,721	3,787,399	7,603,356	765,602	4,483,770	20,452,848
Professional fees	350,177	142,675	513,418	337,232	1,513,568	2,857,070
General and administrative	1,234,278	1,969,263	3,634,488	343,180	880,277	8,061,486
Depreciation	88,614	2,551,766	4,327,904	-	55,155	7,023,439
Amortization	80,123	1,940,571	1,725,286	-	24,848	3,770,828
Accretion	-	101,936	6,869	-	-	108,805
Loss (Gain) on disposition of assets	-	47,441	(34,096)	-	-	13,345
Total expenses	5,565,913	10,541,051	17,777,225	1,446,014	6,957,618	42,287,821
Segment Income (Loss) from Operations	1,135,877	3,921,636	(3,279,376)	(1,275,415)	(6,957,618)	(6,454,896)

Interest expense	-	(639,989)	(10,613)	-	199	(650,403)
Interest and dividend income	-	54,258	7,294	479,455	312,008	853,015
Equity in loss of unconsol. affiliates	-	-	-	-	(7,214,228)	(7,214,228)
Other investment income	207,710	-	-	28,853	7,006,497	7,243,060
Noncontrolling interest in subsidiary (income) loss	-	-	(64,765)	285,678	-	220,913
Income tax benefit	-	-	-	-	959,239	959,239
Net Income (Loss) Attributable to Common Stockholders	$1,343,587	$3,335,905	$(3,347,460)	$(481,429)	$(5,893,903)	$(5,043,300)

Segment adjusted EBITDA	$1,304,614	$8,563,350	$2,746,587	$(1,275,415)	$(6,877,615)	$4,461,521

Capital expenditures	$28,951	$952,454	$15,726,028	$-	$250,000	$16,957,433

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

NOTE 14.     INDUSTRY SEGMENTS (Continued)

						Total
As of June 30, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$8,001,320	$4,085,545	$976,594	$287,076	$-	$13,350,535
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	102,433,266	255,171,517	207,291,439	44,325,522	121,407,603	730,629,347

						Total
As of December 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,224,005	$4,132,055	$893,476	$184,051	$-	$12,433,587
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	86,670,669	260,220,162	198,226,268	52,593,429	130,635,201	728,345,729

NOTE 15.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances at UCS for losses and loss adjustment expenses (“LAE”) for the six months ended June 30, 2025 and 2024:

	2025	2024
Gross reserve for unpaid losses and loss adjustment expenses, beginning of period	$5,873,192	$5,733,444
Less: reinsurance recoverable on unpaid losses	1,803,865	3,283,071
Net reserve for unpaid losses and loss adjustment expenses, beginning of period	4,069,327	2,450,373

Incurred losses and loss adjustment expenses:
Current year	3,299,396	1,420,332
Prior year	(343,003)	(67,229)
Total net losses and loss adjustment expense incurred	2,956,393	1,353,103

Payments:
Current year	1,643,734	454,252
Prior year	904,092	268,956
Total payments:	2,547,826	723,208

Net reserves for unpaid losses and loss adjustment expenses, end of period	4,477,894	3,080,268
Reinsurance recoverable on unpaid losses, net of allowance	2,094,945	2,186,121

Gross reserves for unpaid losses and loss adjustment expenses, end of period	$6,572,839	$5,266,389

For the six months ended   June 30, 2025 and   June 30, 2024, there was a favorable prior year loss development, which was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 16.     CUSTODIAL RISK

As of June 30, 2025, we had approximately $42,600,000 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

In each transaction, the value for the unregistered Boston Omaha Class A common stock was calculated based on the volume weighted average trading price of a share of Boston Omaha Class A common stock for the 30 trading days ended March 28, 2024 as reported on the New York Stock Exchange.  The difference between the fair value of the Class A shares issued and the carrying balance of the noncontrolling interests at the date of the transaction is recorded within additional paid in capital within our Condensed Consolidated Balance Sheets.

NOTE 18.     SUBSEQUENT EVENTS

None

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

Overview

We are currently engaged in outdoor billboard advertising, broadband services, surety insurance and related brokerage businesses, and an asset management business. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars.

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of June 30, 2025, we operate approximately 3,950 billboards with approximately 7,570 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of June 30, 2025, we have approximately 48,400 broadband customers (17,800 fiber subscribers) and 43,400 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Asset Management. In September 2017, we established an asset management subsidiary, Boston Omaha Asset Management, LLC, which we refer to as “BOAM,” designed to raise third-party capital and invest alongside Boston Omaha Corporation in specific assets and businesses that may offer attractive long-term returns on invested capital. During 2021, we established a subsidiary, Fund One: Boston Omaha Build for Rent, LP ("BFR Fund"), within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. In 2022, we started having initial conversations to raise third-party capital to "fund finance" the growth of our fiber business. In May 2023, we acquired 100% of the membership interests in 24th Street Asset Management LLC (“24th Street”), from the other members of 24th Street. 24th Street is the manager of two funds, 24th Street Fund I, LLC and 24th Street Fund II, LLC, which we refer to as “the 24th Street Funds,” focusing on secured lending and direct investments in commercial real estate. In recent years, BOAM has been staffed and equipped to support the growth of the fiber and real estate businesses. The high costs and significant risks associated with "fund financing" based on current market conditions led us to conclude that it would be more appropriate to pursue self-funding, bank debt, and other funding options for our fiber business at this time. As a result, we are winding down BOAM's operations and over the past several months have implemented significant cost cutting measures as BOAM now only manages real estate funds. With respect to our funds under management (the 24th Street Funds and the BFR Fund), we plan to sell the assets at the highest price the market will bear while maintaining the business plans for these assets. Additionally, we will be returning capital to our fund partners during the wind-down process on the remaining portion of these assets.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management business, brokerage and related services business, as well as an asset management business. We currently own 30% of Logic Real Estate Companies, LLC. On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate.

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

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T Holding Corporation, which we refer to as "CB&T," the privately-held parent company of Crescent Bank & Trust, Inc. Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent Bank is located in New Orleans and generates the majority of its revenues from indirect subprime automobile lending across the United States.

●

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as "BOC Yellowstone," served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone.' Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, which we refer to as "SHG,' a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation, which we refer to as "Sky Harbour." Sky Harbour’s Class A common stock trades on the NYSE under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through June 30, 2025, we have sold 1,015,537 shares of Sky Harbour Class A common stock for gross proceeds of approximately $11.2 million. As of June 30, 2025, we held 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

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

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. In the real estate management services market, we believe the continued growth of commercial real estate in many sections of the United States will provide opportunities for management services for the foreseeable future. We also believe our investment in both CB&T and Sky Harbour has provided each company the opportunity to significantly grow its business. We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of public companies, various corporate and government bonds, and U.S. treasuries. In broadband services, we believe that our fiber-to-the-home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following is a comparison of our results of operations for the three months ended June 30, 2025, which we refer to as the “second quarter of fiscal 2025,” compared to the three months ended June 30, 2024, which we refer to as the “second quarter of fiscal 2024.”

Revenues. For the second quarter of fiscal 2025 and the second quarter of fiscal 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$11,440,033	40.6%	$11,437,468	42.2%	$2,565
Broadband services	10,233,463	36.3%	9,787,983	36.1%	445,480
Premiums earned	5,565,360	19.7%	4,737,056	17.5%	828,304
Insurance commissions	448,192	1.6%	527,055	2.0%	(78,863)
Investment and other income	516,622	1.8%	598,221	2.2%	(81,599)
Total Revenues	$28,203,670	100.0%	$27,087,783	100.0%	$1,115,887

We realized total revenues of $28,203,670 during the second quarter of fiscal 2025, an increase of 4.1% over revenues of $27,087,783 during the second quarter of fiscal 2024. The key factors impacting revenue across each of our businesses during the second quarter of fiscal 2025 were as follows:

●	Net billboard rentals in the second quarter of fiscal 2025 were flat when compared to the second quarter of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the second quarter of fiscal 2025 increased 4.6% from the second quarter of fiscal 2024, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 17.5% in the second quarter of fiscal 2025 when compared to the second quarter of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first six months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations declined by 15.0% in the second quarter of fiscal 2025 when compared to the second quarter of fiscal 2024, mainly due to decreased production through outside insurance carriers.

●	Investment and other income at UCS and BOAM decreased from $598,221 in the second quarter of fiscal 2024 to $516,622 in the second quarter of fiscal 2025.

Expenses. For the second quarter of fiscal 2025 and the second quarter of fiscal 2024, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,702,731	13.1%	$3,880,807	14.3%	$(178,076)
Cost of broadband revenues	2,315,896	8.2%	2,475,451	9.1%	(159,555)
Cost of insurance revenues	3,548,719	12.6%	2,255,664	8.3%	1,293,055
Employee costs	8,653,880	30.7%	11,820,937	43.6%	(3,167,057)
Professional fees	713,704	2.5%	1,719,922	6.4%	(1,006,218)
Depreciation	4,155,199	14.8%	3,572,066	13.2%	583,133
Amortization	1,954,877	6.9%	1,884,074	7.0%	70,803
General and administrative	4,001,019	14.2%	4,003,081	14.8%	(2,062)
Gain on disposition of assets	(76,101)	(0.3%)	(183,738)	(0.7%)	107,637
Accretion	54,236	0.2%	56,134	0.2%	(1,898)
Total Costs and Expenses	$29,024,160	102.9%	$31,484,398	116.2%	$(2,460,238)

During the second quarter of fiscal 2025, we had total costs and expenses of $29,024,160, as compared to total costs and expenses of $31,484,398 in the second quarter of fiscal 2024. Total costs and expenses as a percentage of total revenues decreased from 116.2% in the second quarter of fiscal 2024 to 102.9% in the second quarter of fiscal 2025. The key factors impacting costs and expenses across each of our businesses during the second quarter of fiscal 2025 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 33.9% in the second quarter of fiscal 2024 to 32.4% in the second quarter of fiscal 2025. The decrease was mainly driven by lower commissions paid and other billboard cost of revenues as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 25.3% in the second quarter of fiscal 2024 to 22.6% in the second quarter of fiscal 2025. The decrease was mainly driven by reduced equipment costs, fuel costs, as well as software costs as a percentage of broadband revenues.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 38.7% in the second quarter of fiscal 2024 to 54.4% in the second quarter of fiscal 2025. The increase was mainly driven by higher loss and loss adjustment expense mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium.

●

Employee costs in the second quarter of fiscal 2025 were $8,653,880, or 30.7% of total revenues, as compared to $11,820,937, or 43.6% of total revenues, in the second quarter of fiscal 2024. The decrease was mainly driven by the one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement during the second quarter of fiscal 2024. Excluding the one-time severance and bonus payments, employee costs would have been 31.2% of total revenues in the second quarter of fiscal 2024.

●

Professional fees in the second quarter of fiscal 2025 were $713,704, or 2.5% of total revenues, as compared to $1,719,922 or 6.4% of total revenues, in the second quarter of fiscal 2024. The decrease was mainly driven by the one-time legal fees associated with our former Co-CEO's separation and stock repurchase agreement during the second quarter of fiscal 2024.

●

General and administrative expenses in the second quarter of fiscal 2025 were $4,001,019, or 14.2% of total revenues, as compared to $4,003,081, or 14.8% of total revenues, in the second quarter of fiscal 2024. The decrease was mainly driven by expense reductions within our asset management business and Boston Omaha's parent company. The decrease was partially offset by an increase in expenses within our insurance and billboard businesses.

●

Non-cash expenses in the second quarter of fiscal 2025 included $4,155,199 in depreciation expense, $1,954,877 in amortization expense, and $54,236 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2025 was $820,490, or 2.9% of total revenues, as compared to a net loss from operations of $4,396,615, or 16.2% of total revenues, in the second quarter of fiscal 2024. The decrease in net loss from operations was primarily due to improved operations within our broadband business as well as lower expenses within our asset management business and Boston Omaha's parent company, which were partially offset by higher loss and loss adjustment expense within our insurance business and increased employee costs within our billboard business. Our net loss from operations included $6,164,312 from non-cash depreciation, amortization and accretion expenses in the second quarter of fiscal 2025, as compared to $5,512,274 in the second quarter of fiscal 2024.

Other Income (Expense). During the second quarter of fiscal 2025, we had net other expense of $4,492,520. Net other expense included losses of $10,309,112 in other investment losses mainly driven by a $10,653,295 unrealized loss on the Sky Harbour warrants held by Boston Omaha and losses of $2,640,200 within BOAM primarily related to changes in the fair value of the remaining assets within the 24th Street Funds, which was partially offset by $2,859,171 in realized gains on the sale of 509,206 shares of Sky Harbour Class A common stock, and interest expense of $573,078 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by income of $6,147,581 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest and dividend income of $242,089. During the second quarter of fiscal 2024, we had net other income of $2,357,407, which included non-cash gains of $2,957,387 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest and dividend income of $313,775. These items were partially offset by $545,385 in other investment losses mainly driven by a $4,014,285 unrealized loss on the Sky Harbour warrants held by Boston Omaha, which was partially offset by (i) $1,957,056 in non-cash gains associated with the transfer of Sky Harbour Class A common stock to our former Co-CEO as a part of his separation and stock repurchase agreement, (ii) $894,324 in realized gains on the sale of 246,389 shares of Sky Harbour Class A common stock, and (iii) other investment income of $628,355 primarily related to changes in the fair value of the BFR Fund mainly driven by the underlying real estate properties, and interest expense of $368,370 mainly incurred under Link's term loan and revolver.

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

Additionally, we have evaluated our investment in Sky Harbour as of June 30, 2025, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.14 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $2,320,083 in the second quarter of fiscal 2025, or a loss per share of $0.07, based on 31,453,434 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $2,235,219 in the second quarter of fiscal 2024, or a loss per share of $0.07, based on 31,853,692 diluted weighted average shares outstanding.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following is a comparison of our results of operations for the six months ended June 30, 2025, which we refer to as the “first six months of fiscal 2025,” compared to the six months ended June 30, 2024, which we refer to as the “first six months of fiscal 2024.”

Revenues. For the first six months of fiscal 2025 and the first six months of fiscal 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$22,204,508	39.7%	$22,134,128	42.0%	$70,380
Broadband services	20,553,593	36.8%	19,471,412	37.0%	1,082,181
Premiums earned	11,129,133	19.9%	8,740,115	16.6%	2,389,018
Insurance commissions	1,027,485	1.8%	1,029,743	2.0%	(2,258)
Investment and other income	1,019,445	1.8%	1,265,116	2.4%	(245,671)
Total Revenues	$55,934,164	100.0%	$52,640,514	100.0%	$3,293,650

We realized total revenues of $55,934,164 during the first six months of fiscal 2025, an increase of 6.3% over revenues of $52,640,514 during the first six months of fiscal 2024. The key factors impacting revenue across each of our businesses during the first six months of fiscal 2025 were as follows:

●	Net billboard rentals in the first six months of fiscal 2025 increased 0.3% from the first six months of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first six months of fiscal 2025 increased 5.6% from the first six months of fiscal 2024, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 27.3% in the first six months of fiscal 2025 when compared to the first six months of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first six months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations declined by 0.2% in the first six months of fiscal 2025 when compared to the first six months of fiscal 2024, mainly due to decreased production through outside insurance carriers.

●	Investment and other income at UCS and BOAM decreased from $1,265,116 in the first six months of fiscal 2024 to $1,019,445 in the first six months of fiscal 2025.

Expenses. For the first six months of fiscal 2025 and the first six months of fiscal 2024, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$7,546,865	13.5%	$7,671,441	14.6%	$(124,576)
Cost of broadband revenues	4,689,027	8.4%	4,973,563	9.5%	(284,536)
Cost of insurance revenues	6,412,394	11.5%	4,162,585	7.9%	2,249,809
Employee costs	17,463,990	31.2%	20,452,848	38.9%	(2,988,858)
Professional fees	1,454,982	2.6%	2,857,070	5.4%	(1,402,088)
Depreciation	8,182,076	14.6%	7,023,439	13.3%	1,158,637
Amortization	3,866,007	6.9%	3,770,828	7.2%	95,179
General and administrative	7,780,881	13.9%	8,061,486	15.3%	(280,605)
Loss on disposition of assets	47,623	0.1%	13,345	0.0%	34,278
Accretion	108,212	0.2%	108,805	0.2%	(593)
Total Costs and Expenses	$57,552,057	102.9%	$59,095,410	112.3%	$(1,543,353)

During the first six months of fiscal 2025, we had total costs and expenses of $57,552,057, as compared to total costs and expenses of $59,095,410 in the first six months of fiscal 2024. Total costs and expenses as a percentage of total revenues decreased from 112.3% in the first six months of fiscal 2024 to 102.9% in the first six months of fiscal 2025. The key factors impacting costs and expenses across each of our businesses during the first six months of fiscal 2025 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 34.7% in the first six months of fiscal 2024 to 34.0% in the first six months of fiscal 2025. The decrease was mainly driven by lower commissions paid and other billboard cost of revenues, which was partially offset by higher ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 25.5% in the first six months of fiscal 2024 to 22.8% in the first six months of fiscal 2025. The decrease was mainly driven by reduced maintenance costs related to our fixed wireless networks, equipment costs, fuel costs, as well as software costs as a percentage of broadband revenues.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 38.3% in the first six months of fiscal 2024 to 48.7% in the first six months of fiscal 2025. The increase was mainly driven by higher loss and loss adjustment expense mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium.

●

Employee costs in the first six months of fiscal 2025 were $17,463,990, or 31.2% of total revenues, as compared to $20,452,848, or 38.9% of total revenues, in the first six months of fiscal 2024. The decrease was mainly driven by the one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement during the second quarter of fiscal 2024. Excluding the one-time severance and bonus payments, employee costs would have been 32.4% of total revenues in the first six months of fiscal 2024.

●

Professional fees in the first six months of fiscal 2025 were $1,454,982, or 2.6% of total revenues, as compared to $2,857,070 or 5.4% of total revenues, in the first six months of fiscal 2024. The decrease was mainly driven by the one-time legal fees associated with our former Co-CEO's separation and stock repurchase agreement during the second quarter of fiscal 2024.

●

General and administrative expenses in the first six months of fiscal 2025 were $7,780,881, or 13.9% of total revenues, as compared to $8,061,486, or 15.3% of total revenues, in the first six months of fiscal 2024. The decrease was mainly driven by expense reductions within our asset management business, broadband business and at Boston Omaha's parent company. The decrease was partially offset by an increase in expenses within our insurance and billboard businesses

●

Non-cash expenses in the first six months of fiscal 2025 included $8,182,076 in depreciation expense, $3,866,007 in amortization expense, and $108,212 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first six months of fiscal 2025 was $1,617,893, or 2.9% of total revenues, as compared to a net loss from operations of $6,454,896, or 12.3% of total revenues, in the first six months of fiscal 2024. The decrease in net loss from operations was primarily due to improved operations within our broadband business as well as lower expenses within our asset management business and at Boston Omaha's parent company, which were partially offset by higher loss and loss adjustment expense within our insurance business and increased employee costs within our billboard business. Our net loss from operations included $12,156,295 from non-cash depreciation, amortization and accretion expenses in the first six months of fiscal 2025, as compared to $10,903,072 in the first six months of fiscal 2024.

Other Income (Expense). During the first six months of fiscal 2025, we had net other expense of $6,309,717. Net other expense included losses of $9,573,102 in other investment losses mainly driven by a $9,418,130 unrealized loss on the Sky Harbour warrants held by Boston Omaha and losses of $4,659,948 within BOAM primarily related to changes in the fair value of the remaining assets within the 24th Street and BFR Funds, which was partially offset by $4,134,847 in realized gains on the sale of 730,095 shares of Sky Harbour Class A common stock, and interest expense of $1,114,798 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by income of $3,833,176 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest and dividend income of $545,007. During the first six months of fiscal 2024, we had net other income of $231,444, which included $7,243,060 in other investment income mainly driven by a $4,014,285 unrealized gain on the Sky Harbour warrants held by Boston Omaha, $1,957,056 in non-cash gains associated with the transfer of Sky Harbour Class A common stock to our former Co-CEO as a part of his separation and stock repurchase agreement, $894,324 in realized gains on the sale of 246,389 shares of Sky Harbour Class A common stock, and interest and dividend income of $853,015. These items were partially offset by a non-cash loss of $7,214,228 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest expense of $650,403 mainly incurred under Link's term loan and revolver.

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

Additionally, we have evaluated our investment in Sky Harbour as of June 30, 2025, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.14 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $2,989,368 in the first six months of fiscal 2025, or a loss per share of $0.10, based on 31,440,934 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $5,043,300 in the first six months of fiscal 2024, or a loss per share of $0.16, based on 31,594,198 diluted weighted average shares outstanding.

 Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the second quarter of fiscal 2025 and the second quarter of fiscal 2024:

Results of Billboard Operations

	For the Three Months Ended June 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$11,440,033	100.0%	$11,437,468	100.0%
Cost of Revenues
Ground rents	2,086,848	18.2%	2,059,827	18.0%
Utilities	463,315	4.1%	451,797	3.9%
Commissions paid	741,320	6.5%	910,785	8.0%
Other costs of revenues	411,248	3.6%	458,398	4.0%
Total cost of revenues	3,702,731	32.4%	3,880,807	33.9%
Gross margin	7,737,302	67.6%	7,556,661	66.1%
Other Operating Expenses
Employee costs	2,136,331	18.6%	1,918,753	16.8%
Professional fees	62,636	0.5%	62,758	0.5%
Depreciation	1,323,798	11.6%	1,281,057	11.2%
Amortization	971,309	8.5%	970,746	8.5%
General and administrative	1,058,984	9.3%	959,686	8.4%
Accretion	50,801	0.4%	50,968	0.4%
Gain on disposition of assets	(92,492)	(0.8%)	(106,011)	(0.9%)
Total expenses	5,511,367	48.1%	5,137,957	44.9%
Segment Income from Operations	2,225,935	19.5%	2,418,704	21.2%
Interest expense, net	(377,650)	(3.3%)	(339,908)	(3.0%)
Net Income Attributable to Common Stockholders	$1,848,285	16.2%	$2,078,796	18.2%

Comparison of the Second Quarter of Fiscal 2025 to the Second Quarter of Fiscal 2024. In the second quarter of fiscal 2025, net billboard revenues remained constant from the second quarter of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the second quarter of fiscal 2025 were as follows:

●	Ground rent expense as a percentage of total segment operating revenues increased slightly from 18.0% in the second quarter of fiscal 2024 to 18.2% in the second quarter of fiscal 2025.

●

Commissions paid as a percentage of total segment operating revenues decreased from 8.0% in the second quarter of fiscal 2024 to 6.5% in the second quarter of fiscal 2025. The decrease is mainly due to the change in Link's management compensation structure to align with strategic goals whereby certain commissions were replaced by other compensation reported under employee costs.

●

Employee costs as a percentage of total segment operating revenues increased from 16.8% in the second quarter of fiscal 2024 to 18.6% in the second quarter of fiscal 2025. The increase is mainly due to the change in Link's management compensation structure whereby certain commissions were replaced by other compensation reported under employee costs.

●

General and administrative expenses increased as a percentage of total segment operating revenues from 8.4% in the second quarter of fiscal 2024 to 9.3% in the second quarter of fiscal 2025. The increase is mainly due to higher insurance, software, dues and subscriptions, and employee training costs.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues was 11.6% and 8.5% in the second quarter of fiscal 2025 compared to 11.2% and 8.5% in the second quarter of fiscal 2024, respectively.

●

Net interest expense was $377,650 in the second quarter of fiscal 2025 compared to net interest expense of $339,908 in the second quarter of fiscal 2024. The increase is mainly driven by the additional borrowings on the revolving line of credit.

Results of Broadband Operations

	For the Three Months Ended June 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$10,233,463	100.0%	$9,787,983	100.0%
Cost of Revenues
Network operations and data costs	1,283,934	12.5%	1,286,218	13.1%
Software costs	189,163	1.9%	220,575	2.3%
Cell site rent and utilities	357,439	3.5%	335,209	3.4%
Other costs of revenues	485,360	4.7%	633,449	6.5%
Total cost of revenues	2,315,896	22.6%	2,475,451	25.3%
Gross margin	7,917,567	77.4%	7,312,532	74.7%
Other Operating Expenses
Employee costs	3,746,738	36.6%	3,794,486	38.8%
Professional fees	152,067	1.5%	341,835	3.5%
Depreciation	2,749,628	26.9%	2,218,667	22.7%
Amortization	901,931	8.8%	848,419	8.7%
General and administrative	1,802,021	17.6%	1,810,810	18.5%
Accretion	3,435	0.0%	5,166	0.0%
Loss (gain) on disposition of assets	16,391	0.2%	(77,727)	(0.8%)
Total expenses	9,372,211	91.6%	8,941,656	91.4%
Segment Loss from Operations	(1,454,644)	(14.2%)	(1,629,124)	(16.7%)
Interest expense, net	(122,779)	(1.2%)	(1,403)	(0.0%)
Noncontrolling interest in subsidiary income	-	-	-	-
Net Loss Attributable to Common Stockholders	$(1,577,423)	(15.4%)	$(1,630,527)	(16.7%)

Comparison of the Second Quarter of Fiscal 2025 to the Second Quarter of Fiscal 2024. In the second quarter of fiscal 2025, total operating revenues increased by 4.6% when compared to the second quarter of fiscal 2024 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the second quarter of fiscal 2025 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues decreased from 13.1% in the second quarter of fiscal 2024 to 12.5% in the second quarter of fiscal 2025. The decrease is mainly driven by organic revenue growth within our broadband businesses.

●

Employee costs as a percentage of total segment operating revenues decreased from 38.8% in the second quarter of fiscal 2024 to 36.6% in the second quarter of fiscal 2025. The decrease is mainly driven by headcount reductions as well as organic revenue growth within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues decreased from 3.5% in the second quarter of fiscal 2024 to 1.5% in the second quarter of fiscal 2025.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 18.5% in the second quarter of fiscal 2024 to 17.6% in the second quarter of fiscal 2025. The decrease is mainly driven by a focused effort to reduce general and administrative spending as well as organic revenue growth within our broadband businesses.

●	Depreciation expense increased by $530,961 from the second quarter of fiscal 2024. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

●

Net interest expense was $122,779 in the second quarter of fiscal 2025 compared to net interest expense of $1,403 in the second quarter of fiscal 2024. The increase is mainly driven by the borrowings on the BOB credit facility.

Results of Insurance Operations

	For the Three Months Ended June 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$5,565,360	85.3%	$4,737,056	81.4%
Insurance commissions	448,192	6.9%	527,055	9.0%
Investment and other income	511,962	7.8%	558,487	9.6%
Total operating revenues	6,525,514	100.0%	5,822,598	100.0%
Cost of Revenues
Commissions paid	1,591,415	24.4%	1,450,667	24.9%
Premium taxes, fees, and assessments	167,670	2.6%	132,568	2.3%
Losses and loss adjustment expense	1,789,634	27.4%	672,429	11.5%
Total cost of revenues	3,548,719	54.4%	2,255,664	38.7%
Gross margin	2,976,795	45.6%	3,566,934	61.3%
Other Operating Expenses
Employee costs	2,277,747	34.9%	1,958,337	33.6%
Professional fees	117,600	1.8%	179,817	3.1%
Depreciation	54,121	0.8%	44,764	0.8%
Amortization	40,061	0.6%	40,061	0.7%
General and administrative	795,365	12.2%	638,653	11.0%
Total expenses	3,284,894	50.3%	2,861,632	49.2%
Segment (Loss) Income from Operations	(308,099)	(4.7%)	705,302	12.1%
Other investment income (loss)	38,052	0.6%	(44,970)	(0.8%)
Equity in income of unconsolidated affiliates	1,089,544	16.7%	-	-
Net Income Attributable to Common Stockholders	$819,497	12.6%	$660,332	11.3%

Comparison of the Second Quarter of Fiscal 2025 to the Second Quarter of Fiscal 2024. In the second quarter of fiscal 2025, total operating revenues increased by 12.1% when compared to the second quarter of fiscal 2024, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the second quarter of fiscal 2025 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 17.5% in the second quarter of fiscal 2025 when compared to the second quarter of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first six months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations declined by 15.0% in the second quarter of fiscal 2025 when compared to the second quarter of fiscal 2024, mainly due to decreased production through outside insurance carriers.

●	Investment and other income at UCS decreased from $558,487 in the second quarter of fiscal 2024 to $511,962 in the second quarter of fiscal 2025, mainly due to a decrease in yields on invested assets.

●	Commissions paid as a percentage of total segment operating revenues declined from 24.9% in the second quarter of fiscal 2024 to 24.4% in the second quarter of fiscal 2025.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 11.5% in the second quarter of fiscal 2024 to 27.4% in the second quarter of fiscal 2025, mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues increased from 33.6% in the second quarter of fiscal 2024 to 34.9% in the second quarter of fiscal 2025, mainly due to an increase in headcount and higher salary costs.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 11.0% in the second quarter of fiscal 2024 to 12.2% in the second quarter of fiscal 2025, mainly due to an increase in travel costs, rent costs, and software development costs related to IT projects.

●

During the second quarter of fiscal 2025, our segment loss from insurance operations of $308,099 was offset by equity in income of unconsolidated affiliates of $1,089,544, related to UCS' investment in Sky Harbour Class A common stock. As of June 30, 2025, UCS had $886,831 in publicly held securities (marked to market) and $16,933,410 in Sky Harbour Class A common stock (equity method). We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended June 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$4,660	100.0%	$39,734	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	4,660	100.0%	39,734	100.0%
Other Operating Expenses
Employee costs	-	-	269,262	677.6%
Professional fees	142,223	3052.0%	109,455	275.5%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	1,919	41.2%	169,465	426.5%
Total expenses	144,142	3093.2%	548,182	1379.6%
Segment Loss from Operations	(139,482)	(2993.2%)	(508,448)	(1279.6%)
Interest and dividend income	7,586	162.8%	76,720	193.1%
Other investment (loss) income	(2,640,200)	(56656.6%)	628,355	1581.4%
Noncontrolling interest in subsidiary loss (income)	2,249,221	48266.5%	(218,057)	(548.8%)
Net Loss Attributable to Common Stockholders	$(522,875)	(11220.5%)	$(21,430)	(53.9%)

Comparison of the Second Quarter of Fiscal 2025 to the Second Quarter of Fiscal 2024. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the second quarter of fiscal 2025 to the second quarter of fiscal 2024 may not be meaningful. The key factors affecting our asset management operations results during the second quarter of fiscal 2025 were as follows:

●	Employee costs in the second quarter of fiscal 2025 were completely removed as we wind down BOAM's operations and implement cost-cutting measures.

●	Professional fees in the second quarter of fiscal 2025 increased by $32,768 from the second quarter of fiscal 2024. The increase is mainly driven by the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street and BFR Funds. The Services Agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the second quarter of fiscal 2025 decreased by $167,546 from the second quarter of fiscal 2024 as we wind down BOAM's operations and implement cost-cutting measures.

●	Interest and dividend income decreased by $69,134 in the second quarter of fiscal 2025 when compared to the second quarter of fiscal 2024. The decrease is mainly related to the distribution of excess cash in the 24th Street Funds and BFR Fund to limited partners during the second quarter of fiscal 2024.

●	Other investment loss in the second quarter of fiscal 2025 primarily included the changes in the fair value of the 24th Street Funds mainly driven by the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss in the second quarter of fiscal 2025 primarily included the external limited partners' share of GAAP income within the 24th Street Funds, mainly driven by the change in fair value referenced above.

 Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the first six months of fiscal 2025 and the first six months of fiscal 2024:

Results of Billboard Operations

	For the Six Months Ended June 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$22,204,508	100.0%	$22,134,128	100.0%
Cost of Revenues
Ground rents	4,327,642	19.5%	4,101,726	18.5%
Utilities	949,146	4.3%	921,328	4.2%
Commissions paid	1,454,906	6.5%	1,753,016	7.9%
Other costs of revenues	815,171	3.7%	895,371	4.1%
Total cost of revenues	7,546,865	34.0%	7,671,441	34.7%
Gross margin	14,657,643	66.0%	14,462,687	65.3%
Other Operating Expenses
Employee costs	4,362,446	19.6%	3,787,399	17.1%
Professional fees	124,864	0.6%	142,675	0.6%
Depreciation	2,613,564	11.8%	2,551,766	11.5%
Amortization	1,933,579	8.7%	1,940,571	8.8%
General and administrative	2,048,315	9.2%	1,969,263	8.9%
Accretion	101,381	0.5%	101,936	0.5%
Loss on disposition of assets	(18,557)	-0.1%	47,441	0.2%
Total expenses	11,165,592	50.3%	10,541,051	47.6%
Segment Income from Operations	3,492,051	15.7%	3,921,636	17.7%
Interest expense, net	(752,905)	(3.4%)	(585,731)	(2.6%)
Other investment income	-	-	-	-
Net Income Attributable to Common Stockholders	$2,739,146	12.3%	$3,335,905	15.1%

Comparison of the First Six Months of Fiscal 2025 to the First Six Months of Fiscal 2024. In the first six months of fiscal 2025, there was a 0.3% increase in net billboard revenues from the first six months of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first six months of fiscal 2025 were as follows:

●

Ground rent expense as a percentage of total segment operating revenues increased from 18.5% in the first six months of fiscal 2024 to 19.5% in the first six months of fiscal 2025. The increase is mainly due to ASC 842 lease accounting entries stemming from changes in our lease portfolio during the first quarter of fiscal 2025.

●

Commissions paid as a percentage of total segment operating revenues decreased from 7.9% in the first six months of fiscal 2024 to 6.5% in the first six months of fiscal 2025. The decrease is mainly due to the change in Link's management compensation structure to align with strategic goals whereby certain commissions were replaced by other compensation reported under employee costs.

●

Employee costs as a percentage of total segment operating revenues increased from 17.1% in the first six months of fiscal 2024 to 19.6% in the first six months of fiscal 2025. The increase is mainly due to filling open positions to align processes and lower operating costs in other expense categories as well as the change in Link's management compensation structure whereby certain commissions were replaced by other compensation reported under employee costs.

●

General and administrative expenses increased as a percentage of total segment operating revenues from 8.9% in the first six months of fiscal 2024 to 9.2% in the first six months of fiscal 2025. The increase is mainly due to higher insurance, software, dues and subscriptions, and employee training costs.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues was 11.8% and 8.7% in the first six months of fiscal 2025 compared to 11.5% and 8.8% in the first six months of fiscal 2024, respectively.

●

Net interest expense was $752,905 in the first six months of fiscal 2025 compared to net interest expense of $585,731 in the first six months of fiscal 2024. The increase is mainly driven by the additional borrowings on the revolving line of credit.

Results of Broadband Operations

	For the Six Months Ended June 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$20,553,593	100.0%	$19,471,412	100.0%
Cost of Revenues
Network operations and data costs	2,590,560	12.6%	2,642,835	13.6%
Software costs	341,969	1.7%	410,870	2.1%
Cell site rent and utilities	708,260	3.4%	702,629	3.6%
Other costs of revenues	1,048,238	5.1%	1,217,229	6.2%
Total cost of revenues	4,689,027	22.8%	4,973,563	25.5%
Gross margin	15,864,566	77.2%	14,497,849	74.5%
Other Operating Expenses
Employee costs	7,336,163	35.7%	7,603,356	39.1%
Professional fees	277,949	1.4%	513,418	2.6%
Depreciation	5,416,695	26.3%	4,327,904	22.2%
Amortization	1,769,611	8.6%	1,725,286	8.9%
General and administrative	3,322,222	16.2%	3,634,488	18.7%
Accretion	6,831	0.0%	6,869	0.0%
Gain (loss) on disposition of assets	66,180	0.3%	(34,096)	(0.2%)
Total expenses	18,195,651	88.5%	17,777,225	91.3%
Segment Loss from Operations	(2,331,085)	(11.3%)	(3,279,376)	(16.8%)
Interest expense, net	(224,958)	(1.1%)	(3,319)	(0.0%)
Noncontrolling interest in subsidiary income	-	-	(64,765)	(0.3%)
Net Loss Attributable to Common Stockholders	$(2,556,043)	(12.4%)	$(3,347,460)	(17.1%)

Comparison of the First Six Months of Fiscal 2025 to the First Six Months of Fiscal 2024. In the first six months of fiscal 2025, total operating revenues increased by 5.6% when compared to the first six months of fiscal 2024 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first six months of fiscal 2025 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues decreased from 13.6% in the first six months of fiscal 2024 to 12.6% in the first six months of fiscal 2025. The decrease is mainly driven by reduced maintenance costs related to our fixed wireless networks.

●

Employee costs as a percentage of total segment operating revenues decreased from 39.1% in the first six months of fiscal 2024 to 35.7% in the first six months of fiscal 2025. The decrease is mainly driven by headcount reductions as well as organic revenue growth within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues decreased from 2.6% in the first six months of fiscal 2024 to 1.4% in the first six months of fiscal 2025.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 18.7% in the first six months of fiscal 2024 to 16.2% in the first six months of fiscal 2025. The decrease is mainly driven by a focused effort to reduce general and administrative spending as well as organic revenue growth within our broadband businesses.

●	Depreciation expense increased by $1,088,791 from the first six months of fiscal 2024. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

●

Net interest expense was $224,958 in the first six months of fiscal 2025 compared to net interest expense of $3,319 in the first six months of fiscal 2024. The increase is mainly driven by the borrowings on the BOB credit facility.

Results of Insurance Operations

	For the Six Months Ended June 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$11,129,133	84.6%	$8,740,115	80.4%
Insurance commissions	1,027,485	7.8%	1,029,743	9.5%
Investment and other income	1,001,780	7.6%	1,094,517	10.1%
Total operating revenues	13,158,398	100.0%	10,864,375	100.0%
Cost of Revenues
Commissions paid	3,143,368	23.9%	2,585,068	23.8%
Premium taxes, fees, and assessments	312,866	2.4%	224,415	2.1%
Losses and loss adjustment expense	2,956,160	22.4%	1,353,102	12.4%
Total cost of revenues	6,412,394	48.7%	4,162,585	38.3%
Gross margin	6,746,004	51.3%	6,701,790	61.7%
Other Operating Expenses
Employee costs	4,784,403	36.4%	3,812,721	35.1%
Professional fees	216,015	1.6%	350,177	3.2%
Depreciation	96,817	0.7%	88,614	0.8%
Amortization	80,123	0.6%	80,123	0.7%
General and administrative	1,652,532	12.6%	1,234,278	11.4%
Total expenses	6,829,890	51.9%	5,565,913	51.2%
Segment (Loss) Income from Operations	(83,886)	(0.6%)	1,135,877	10.5%
Other investment income	320,736	2.4%	207,710	1.9%
Equity in income of unconsolidated affiliates	1,253,002	9.5%	-	-
Net Income Attributable to Common Stockholders	$1,489,852	11.3%	$1,343,587	12.4%

Comparison of the First Six Months of Fiscal 2025 to the First Six Months of Fiscal 2024. In the first six months of fiscal 2025, total operating revenues increased by 21.1% when compared to the first six months of fiscal 2024, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first six months of fiscal 2025 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 27.3% in the first six months of fiscal 2025 when compared to the first six months of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first six months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●	Insurance commissions generated by our surety brokerage operations declined by 0.2% in the first six months of fiscal 2025 when compared to the first six months of fiscal 2024.

●

Investment and other income at UCS decreased from $1,094,517 in the first six months of fiscal 2024 to $1,001,780 in the first six months of fiscal 2025, mainly due to a decrease in yields on invested assets.

●	Commissions paid as a percentage of total segment operating revenues increased from 23.8% in the first six months of fiscal 2024 to 23.9% in the first six months of fiscal 2025.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 12.4% in the first six months of fiscal 2024 to 22.4% in the first six months of fiscal 2025, mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues increased from 35.1% in the first six months of fiscal 2024 to 36.4% in the first six months of fiscal 2025, mainly due to an increase in headcount and higher salary costs.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 11.4% in the first six months of fiscal 2024 to 12.6% in the first six months of fiscal 2025, mainly due to an increase in travel costs, rent costs, and software development costs related to IT projects.

●

During the first six months of fiscal 2025, our segment loss from insurance operations of $83,886 was offset by equity in income of unconsolidated affiliates of $1,253,002, related to UCS' investment in Sky Harbour Class A common stock as well as $320,736 in other investment income from realized and unrealized gains on our investments in publicly held securities. As of June 30, 2025, UCS had $886,831 in publicly held securities (marked to market) and $16,933,410 in Sky Harbour Class A common stock (equity method). We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Six Months Ended June 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$17,665	100.0%	$170,599	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	17,665	100.0%	170,599	100.0%
Other Operating Expenses
Employee costs	-	-	765,602	448.7%
Professional fees	398,309	2254.8%	337,232	197.7%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	34,897	197.5%	343,180	201.2%
Total expenses	433,206	2452.3%	1,446,014	847.6%
Segment Loss from Operations	(415,541)	(2352.3%)	(1,275,415)	(747.6%)
Interest and dividend income	15,641	88.5%	479,455	281.0%
Other investment (loss) income	(4,659,948)	(26379.6%)	28,853	16.9%
Noncontrolling interest in subsidiary loss	4,007,601	22686.7%	285,678	167.5%
Net Loss Attributable to Common Stockholders	$(1,052,247)	(5956.7%)	$(481,429)	(282.2%)

Comparison of the First Six Months of Fiscal 2025 to the First Six Months of Fiscal 2024. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the first six months of fiscal 2025 to the first six months of fiscal 2024 may not be meaningful. The key factors affecting our asset management operations results during the first six months of fiscal 2025 were as follows:

●	Employee costs in the first six months of fiscal 2025 were completely removed as we wind down BOAM's operations and implement cost-cutting measures.

●	Professional fees in the first six months of fiscal 2025 increased by $61,077 from the first six months of fiscal 2024. The increase is mainly driven by the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street and BFR Funds. The Services Agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the first six months of fiscal 2025 decreased by $308,283 from the first six months of fiscal 2024 as we wind down BOAM's operations and implement cost-cutting measures.

●	Interest and dividend income decreased by $463,814 in the first six months of fiscal 2025 when compared to the first six months of fiscal 2024. The decrease is mainly related to the distribution of excess cash in the 24th Street Funds and BFR Fund to limited partners during the first six months of fiscal 2024.

●	Other investment loss in the first six months of fiscal 2025 primarily included the changes in the fair value of the 24th Street and BFR Funds mainly driven by the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss in the first six months of fiscal 2025 primarily included the external limited partners' share of GAAP income within the 24th Street and BFR Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for the First Six Months of Fiscal 2025 compared to the First Six Months of Fiscal 2024

The table below summarizes our cash flows, in dollars, for the first six months of fiscal 2025 and the first six months of fiscal 2024:

	Six Months	Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Net cash provided by operating activities	$7,114,835	$6,920,547
Net cash (used in) provided by investing activities	(11,381,922)	30,155,714
Net cash provided by (used in) financing activities	9,909,797	(39,086,411)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,642,710	$(2,010,150)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $7,114,835 for the first six months of fiscal 2025 compared to net cash provided by operating activities of $6,920,547 for the first six months of fiscal 2024. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our broadband business as well as lower expenses within our asset management business and Boston Omaha's parent company. These items were partially offset by an increase in expenses within our billboard and insurance businesses as well as a decrease in accounts payable and accrued expenses.

Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $11,381,922 for the first six months of fiscal 2025 as compared with net cash provided by investing activities of $30,155,714 for the first six months of fiscal 2024. During the first six months of fiscal 2025, net cash used in investing activities is primarily attributable to $14,158,366 in capital expenditures mainly within our broadband businesses which was partially offset by $2,790,957 in net cash proceeds mainly from the sale of  marketable equity securities and U.S. Treasury securities.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities was $9,909,797 during the first six months of fiscal 2025 as compared to net cash used in financing activities of $39,086,411 during the first six months of fiscal 2024. During the first six months of fiscal 2025, net cash provided by financing activities mainly consisted of $7,500,000 in borrowings on BOB's credit facility, $4,855,349 in collateral received at UCS, and $525,256 in proceeds from the issuance of stock related to Magnolia Capital Fund, LP's exercise of its Class B warrants. These items were partially offset by $1,669,886 in distributions to noncontrolling interests from the 24th St and BFR Funds and $1,297,984 in principal payments on long-term debt.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At June 30, 2025, we had approximately $29.7 million in unrestricted cash and approximately $18.4 million in short-term U.S. Treasury securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt, and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. To date, we have repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million. We did not repurchase any shares of our Class A common stock during the first six months of fiscal 2025 due to stock repurchase blackout periods which covered much of the first six months of the year.

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of June 30, 2025 consists of Link’s Term Loan borrowings of approximately $26,100,000, of which approximately $870,000 is classified as current, and $9,100,000 related to the revolving line of credit.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of June 30, 2025.

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of June 30, 2025 consists of approximately $10,600,000 under BOB's credit facility, of which approximately $1,050,000 is classified as current.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of June 30, 2025, we hold 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of Sky Harbour shares and warrants we hold relative to the average trading volume of these securities

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, funds available through the Credit Agreement Boston Omaha Broadband entered into on September 17, 2024, any funds that we may receive from cash flows from operations, future potential sales of our Sky Harbour stock, and any funds that we may receive through the sale of real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At June 30, 2025, we had approximately $29.7 million in unrestricted cash and approximately $18.4 million in short-term U.S. Treasury securities.

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

Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2025, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 28, 2025. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial and accounting officers each concluded that, as of June 30, 2025, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and will terminate on September 30, 2025, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. To date, we have repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million. We did not repurchase any shares of our Class A common stock during the first six months of fiscal 2025 due to stock repurchase blackout periods.

On January 21, 2025, the Company issued to its newest director, David Graff, 1,000 shares of restricted Class A common stock, $.001 par value per share ("Class A common stock"), pursuant to the Corporation's 2022 Long-Term Incentive Plan. The grant was valued at approximately $15,000 as of the date of the issuance, all of which shares vest as follows: 500 shares vest immediately upon grant and the remaining 500 shares vested on April 1, 2025.

On February 12, 2025, the Company issued restricted Class A common stock to the following employees: its Chief Financial Officer (3,322 shares), its Chief Accounting Officer (11,960 shares), the President of its Link Media subsidiary (4,000 shares), and to four Boston Omaha Broadband executives (26,360 shares in the aggregate). The shares issued to the Chief Accounting Officer vest through 2027 and the shares issued to the Chief Financial Officer and other employees are fully vested and are issued at the option of the employee in lieu of a portion of the employee's year-end cash bonus. In accordance with the Corporation's Long-Term Incentive Plan, the Company withheld 5,792 shares for withholding obligations. The shares granted had an aggregate value of approximately $615,000 as of the date of issuance.

The shares were issued for services rendered to the Company under an exemption available pursuant to Section 4(2) of the Securities Act of 1933, as amended. No cash consideration was paid for the shares.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

August 13, 2025

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial and Accounting Officer)

August 13, 2025