Form 10-Q
period 2025-09-30
BOSTON OMAHA Corp
filed 2025-11-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,872,876 shares of Class A common stock and 580,558 shares of Class B common stock as of November 12, 2025.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2025

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” ”our” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Financial Statements

Unaudited

For the Nine Months Ended September 30, 2025 and 2024

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

ASSETS

	September 30,	December 31,
	2025	2024

Current Assets:
Cash and cash equivalents	$37,051,629	$28,289,712
Cash held by BOAM funds and other	5,558,223	2,933,723
Accounts receivable, net	14,886,519	12,433,587
Interest receivable	20,592	83,613
Short-term investments	30,543,123	44,953,337
Marketable equity securities	997,447	2,393,260
U. S. Treasury securities	18,154,826	10,976,969
Funds held as collateral assets	13,619,149	9,973,991
Prepaid expenses	5,294,247	5,409,209

Total Current Assets	126,125,755	117,447,401

Property and Equipment, net	168,306,945	161,593,673

Other Assets:
Goodwill	182,380,136	182,380,136
Intangible assets, net	53,112,671	58,332,625
Investments	57,643,117	74,080,331
Investments in unconsolidated affiliates	71,528,235	72,435,867
Deferred policy acquisition costs	3,046,793	2,161,721
Right of use assets	59,038,370	59,742,166
Other	172,089	171,809

Total Other Assets	426,921,411	449,304,655

Total Assets	$721,354,111	$728,345,729

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2025	2024

Current Liabilities:
Accounts payable and accrued expenses	$21,526,176	$22,251,493
Short-term payables for business acquisitions	1,360,693	121,104
Lease liabilities	5,264,241	5,333,611
Funds held as collateral	13,619,149	9,973,991
Unearned premiums	14,058,139	12,985,868
Current maturities of long-term debt	1,927,719	1,201,448
Deferred revenue	3,244,267	3,044,009

Total Current Liabilities	61,000,384	54,911,524

Long-term Liabilities:
Asset retirement obligations	4,176,501	4,013,457
Lease liabilities	54,566,767	54,994,879
Long-term debt, less current maturities	43,394,003	38,363,356
Other long-term liabilities	105,560	1,417,091
Deferred tax liability	10,185,887	11,925,969

Total Liabilities	173,429,102	165,626,276

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 30,989,991 and 30,943,349 shares issued, respectively	30,990	30,943
Class B common stock, $.001 par value, 1,161,116 shares authorized, 580,558 and 527,780 shares issued and outstanding, respectively	581	528
Additional paid-in capital	540,349,925	539,126,302
Treasury stock, at cost, 117,115 and 111,323 shares, respectively	(1,676,492)	(1,589,322)
Accumulated deficit	(10,326,215)	(4,748,942)

Total Boston Omaha Stockholders' Equity	528,378,789	532,819,509
Noncontrolling interests	19,546,220	29,899,944
Total Equity	547,925,009	562,719,453

Total Liabilities and Stockholders' Equity	$721,354,111	$728,345,729

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues:
Billboard rentals, net	$11,788,400	$11,503,915	$33,992,908	$33,638,043
Broadband services	10,150,921	9,664,074	30,704,514	29,135,486
Premiums earned	5,636,732	5,425,052	16,765,865	14,165,167
Insurance commissions	629,982	520,657	1,657,467	1,550,400
Investment and other income	528,320	587,238	1,547,765	1,852,354

Total Revenues	28,734,355	27,700,936	84,668,519	80,341,450

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,781,570	4,044,700	11,328,435	11,716,141
Cost of broadband revenues (exclusive of depreciation and amortization)	2,439,670	2,405,366	7,128,697	7,378,929
Cost of insurance revenues (exclusive of depreciation and amortization)	3,494,179	2,561,996	9,906,573	6,724,581
Employee costs	8,434,406	8,311,882	25,898,396	28,764,730
Professional fees	1,318,570	1,052,542	2,773,552	3,909,612
General and administrative	4,008,560	4,339,357	11,789,441	12,400,843
Amortization	1,955,402	1,975,174	5,821,409	5,746,002
Depreciation	4,319,844	3,698,488	12,501,920	10,721,927
(Gain) Loss on disposition of assets	(20,526)	(3,547)	27,097	9,798
Accretion	54,832	55,000	163,044	163,805

Total Costs and Expenses	29,786,507	28,440,958	87,338,564	87,536,368

Net Loss from Operations	(1,052,152)	(740,022)	(2,670,045)	(7,194,918)

Other Income (Expense):
Interest and dividend income	347,025	331,627	892,032	1,184,642
Equity in (loss) income of unconsolidated affiliates	(577,161)	(9,358,783)	3,256,015	(16,573,011)
Other investment (loss) income	(3,233,467)	8,428,017	(12,806,569)	15,671,077
Interest expense	(650,119)	(466,744)	(1,764,917)	(1,117,147)

Net Loss Before Income Taxes	(5,165,874)	(1,805,905)	(13,093,484)	(8,029,357)
Income tax benefit	809,441	533,144	1,740,082	1,492,383

Net Loss	(4,356,433)	(1,272,761)	(11,353,402)	(6,536,974)
Noncontrolling interest in subsidiary loss (income)	1,768,528	(322,375)	5,776,129	(101,462)

Net Loss Attributable to Common Stockholders	$(2,587,905)	$(1,595,136)	$(5,577,273)	$(6,638,436)

Basic Net Loss per Share	$(0.08)	$(0.05)	$(0.18)	$(0.21)

Diluted Net Loss per Share	$(0.08)	$(0.05)	$(0.18)	$(0.21)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,453,434	31,432,515	31,445,147	31,539,809

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,453,434	31,432,515	31,445,147	31,539,809

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

Unaudited

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2024	30,943,349	527,780	$30,943	$528	$539,126,302	$(1,589,322)	$29,899,944	$(4,748,942)	$562,719,453

Stock issued for cash	-	52,778	-	53	525,203	-	-	-	525,256

Stock issued as compensation	46,642	-	47	-	701,706	(87,170)	-	-	614,583

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,120,465)	-	(1,120,465)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(549,421)	-	(549,421)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(1,758,380)	-	(1,758,380)

Net loss attributable to common stockholders, March 31, 2025	-	-	-	-	-	-	-	(669,285)	(669,285)

Ending Balance, March 31, 2025	30,989,991	580,558	$30,990	$581	$540,353,211	$(1,676,492)	$26,471,678	$(5,418,227)	$559,761,741

Offering costs	-	-	-	-	(3,286)	-	-	-	(3,286)

Contributions from noncontrolling interest	-	-	-	-	-	-	87,518	-	87,518

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(2,249,221)	-	(2,249,221)

Net loss attributable to common stockholders, June 30, 2025	-	-	-	-	-	-	-	(2,320,083)	(2,320,083)

Ending Balance, June 30, 2025	30,989,991	580,558	$30,990	$581	$540,349,925	$(1,676,492)	$24,309,975	$(7,738,310)	$555,276,669

Contributions from noncontrolling interest	-	-	-	-	-	-	58,304	-	58,304

Distributions to noncontrolling interests	-	-	-	-	-	-	(3,053,531)	-	(3,053,531)

Net loss attributable to minority interests	-	-	-	-	-	-	(1,768,528)	-	(1,768,528)

Net loss attributable to common stockholders, September 30, 2025	-	-	-	-	-	-	-	(2,587,905)	(2,587,905)

Ending Balance, September 30, 2025	30,989,991	580,558	$30,990	$581	$540,349,925	$(1,676,492)	$19,546,220	$(10,326,215)	$547,925,009

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(11,353,402)	$(6,536,974)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	4,262,830	4,019,643
Depreciation, amortization, and accretion	18,486,373	16,631,734
Deferred income taxes	(1,740,082)	(1,481,469)
Loss on disposition of assets	27,097	9,798
Bad debt expense	232,557	202,772
Equity in (income) loss of unconsolidated affiliates	(3,256,015)	16,573,011
Amortization of bond premium	(957,282)	-
Other investment loss (income)	12,806,569	(15,671,077)
Compensation paid in stock	701,753	999,057
Other	60,000	-
Changes in operating assets and liabilities exclusive of the effects of business combinations:
Accounts receivable	(2,685,489)	(1,685,042)
Interest receivable	63,021	54,977
Prepaid expenses	114,962	305,445
Deferred policy acquisition costs	(885,072)	(320,491)
Other assets	(280)	(46,158)
Other liabilities, exclusive of debt	(57,429)	(64,883)
Accounts payable and accrued expenses	(725,317)	206,076
Lease liabilities	(4,317,131)	(4,159,424)
Unearned premiums	1,072,271	2,591,658
Deferred revenue	200,259	488,538

Net Cash Provided by Operating Activities	12,050,193	12,117,191

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(14,513)	(59,399)
Investment in unconsolidated affiliate	-	(21,000)
Capital expenditures	(19,583,132)	(23,696,261)
Proceeds from sales of investments	205,042,679	291,799,774
Purchases of investments	(187,722,934)	(238,129,730)

Net Cash (Used in) Provided by Investing Activities	(2,277,900)	29,893,384

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

	For the Nine Months Ended
	September 30,
	2025	2024

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$525,256	$-
Repurchase of stock	(87,170)	(18,141,551)
Proceeds from long term credit facility	7,500,000	10,000,000
Principal payments of long-term debt	(1,743,081)	(1,006,390)
Collateral receipt (release), net	3,645,158	(2,826,309)
Distributions to noncontrolling interests	(4,723,417)	(36,992,659)
Contributions from noncontrolling interests	145,822	87,166
Offering costs	(3,286)	-

Net Cash Provided by (Used in) Financing Activities	5,259,282	(48,879,743)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	15,031,575	(6,869,168)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	41,197,426	39,413,204

Cash, Cash Equivalents, and Restricted Cash, End of Period	$56,229,001	$32,544,036

Interest Paid in Cash	$1,771,133	$1,045,577
Income Taxes Paid in Cash	$21,419	$15,573

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

For the Nine Months Ended September 30, 2025 and 2024

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

Total assets of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $32,000,000 and $48,700,000 as of   September 30, 2025 and December 31, 2024, respectively. Total liabilities of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $2,600 and $27,000 as of   September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $30,500,000 and $46,900,000, respectively. During the first three quarters of 2025, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment loss of approximately $6,600,000, and distributions to the funds of approximately $4,700,000. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  September 30, 2025 include:

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

For the Nine Months Ended September 30, 2025 and 2024

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $4,140,742 and $2,453,929 for the nine months ended September 30, 2025 and 2024, respectively, are included within “Premiums earned” in our Condensed Consolidated Statements of Operations.

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

For the Nine Months Ended September 30, 2025 and 2024

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

There were no non-cash activities for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, non-cash activities included stock issued for redeemable noncontrolling interest of $13,399,161, as well as an investment transferred as compensation for stock repurchased of $1,474,292.

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

For the Nine Months Ended September 30, 2025 and 2024

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows that agrees to the total of those amounts as presented in the Condensed Consolidated Statements of Cash Flows.

	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$37,051,629	$28,289,712
Funds held as collateral	13,619,149	9,973,991
Cash held by BOAM funds and other	5,558,223	2,933,723

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Condensed Consolidated Statements of Cash Flows	$56,229,001	$41,197,426

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2025	2024

Trade accounts	$6,895,823	$6,696,413
Premiums	4,642,693	3,778,050
Recoverables from reinsurers	3,484,297	2,166,939
Allowance for credit losses	(136,294)	(207,815)

Total Accounts Receivable, net	$14,886,519	$12,433,587

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2025	2024

Structures and displays	$68,824,087	$67,161,287
Fiber, towers, and broadband equipment	143,543,804	126,808,205
Land	597,892	583,892
Vehicles and equipment	11,499,959	11,255,755
Office furniture and equipment	5,890,211	5,594,698
Accumulated depreciation	(62,049,008)	(49,810,164)

Total Property and Equipment, net	$168,306,945	$161,593,673

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $12,501,920 and $10,721,927, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 6.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,493	$(42,914,896)	$29,113,597	$72,028,493	$(38,854,986)	$33,173,507
Permits, licenses, and lease acquisition costs	11,991,532	(7,473,765)	4,517,767	11,926,773	(6,656,353)	5,270,420
Site location	849,347	(462,306)	387,041	849,347	(419,955)	429,392
Noncompetition agreements	626,000	(626,000)	-	626,000	(626,000)	-
Technology	1,128,000	(682,296)	445,704	1,128,000	(608,250)	519,750
Trade names and trademarks	11,152,200	(2,712,737)	8,439,463	11,152,200	(2,271,025)	8,881,175
Nonsolicitation agreement	353,000	(320,035)	32,965	353,000	(176,611)	176,389
Capitalized contract costs	3,237,525	(848,982)	2,388,543	2,800,576	(624,175)	2,176,401
Indefinite lived intangibles	7,787,591	-	7,787,591	7,705,591	-	7,705,591

Total	$109,153,688	$(56,041,017)	$53,112,671	$108,569,980	$(50,237,355)	$58,332,625

Future Amortization

The future amortization associated with the intangible assets is as follows:

	September 30,
	2026	2027	2028	2029	2030	Thereafter	Total

Customer relationships	$5,428,084	$5,408,507	$5,204,597	$3,431,532	$3,122,469	$6,518,408	$29,113,597
Permits, licenses, and lease acquisition costs	1,075,038	1,042,124	956,737	281,513	190,316	972,039	4,517,767
Site location	56,623	56,623	56,623	56,623	56,623	103,926	387,041
Noncompetition agreements	-	-	-	-	-	-	-
Technology	99,000	99,000	99,000	99,000	49,704	-	445,704
Trade names and trademarks	590,567	542,026	525,667	525,667	525,667	5,729,869	8,439,463
Nonsolicitation agreement	32,965	-	-	-	-	-	32,965
Capitalized contract costs	323,753	323,753	323,753	323,753	323,753	769,778	2,388,543

Total	$7,606,030	$7,472,033	$7,166,377	$4,718,088	$4,268,532	$14,094,020	$45,325,080

Amortization expense for the nine months ended September 30, 2025 and 2024 was $5,821,409 and $5,746,002 respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 6.     INTANGIBLE ASSETS (Continued)

As of  September 30, 2025, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	64
Permits, licenses, and lease acquisition costs	49
Site location	82
Technology	54
Trade names and trademarks	171
Nonsolicitation agreement	2
Capitalized contract costs	89

NOTE 7.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

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

	September 30,	December 31,
	2025	2024

U.S. Treasury notes held to maturity	$18,886,257	$22,411,583
Common stock warrants of Sky Harbour Group Corporation	11,656,866	22,541,754

Total	$30,543,123	$44,953,337

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS. Marketable equity securities as of  September 30, 2025 and December 31, 2024 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, September 30, 2025	$1,074,439	$(76,992)	$997,447

Marketable equity securities, December 31, 2024	$2,455,024	$(61,764)	$2,393,260

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 7.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

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

Debt securities classified as trading as of  September 30, 2025 and December 31, 2024 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, September 30, 2025	$18,112,928	$41,898	$18,154,826

U.S. Treasury trading securities, December 31, 2024	$10,949,883	$27,086	$10,976,969

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

	September 30,	December 31,
	2025	2024

U.S. Treasury securities held to maturity	$4,760,546	$4,736,409
Investments in special purpose entities	30,475,392	46,936,743
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	3,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$57,643,117	$74,080,331

We reviewed our investments as of September 30, 2025 and December 31, 2024 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 7.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 7.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

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

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities which may prevent us from selling shares as we retain one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. The carrying value of our investment in Sky Harbour’s Class A common stock as of  September 30, 2025 is approximately $71,000,000. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  September 30, 2025 and December 31, 2024, it would be valued at approximately $115,000,000 and $148,000,000, respectively

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	September 30,	December 31,
	2025	2024

Beginning of year	$72,435,867	$94,244,788
Additional investments in unconsolidated affiliates	-	21,000
Sale of interest	(4,103,647)	(2,748,292)
Distributions received	(60,000)	(1,798,348)
Equity in income (loss) of unconsolidated affiliates	3,256,015	(17,283,281)

End of period	$71,528,235	$72,435,867

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$8,878,812	$5,354,244	$23,492,428	$13,658,650
Gross profit	7,787,088	4,461,569	20,615,740	11,070,032
Net income (loss) from operations	(7,822,291)	(4,891,567)	(21,703,448)	(15,050,857)
Net income (loss)	(4,650,299)	(20,725,451)	1,043,361	(37,738,983)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 8.     FAIR VALUE

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

At September 30, 2025 and December 31, 2024, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments. The carrying value of borrowings under our billboard revolving line of credit facility as well as our broadband term loan facility approximates fair value because of the variable market interest rate charged to us for these borrowings. The fair value of borrowings under our billboard term loan facilities are estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  September 30, 2025, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24,270,000, which is less than the approximate carrying amount of $25,900,000. At   December 31, 2024, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24,500,000, which was less than the approximate carrying amount of $26,500,000.

Warrants

Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement warrants from January 1, 2025 to  September 30, 2025 and  January 1, 2024 to September 30, 2024, resulted in a loss of approximately $10,900,000 and a gain of $11,800,000, respectively, which are included within "Other investment income" within our Condensed Consolidated Statements of Operations.

Fund I, Fund II and BFR Special Purpose Entities

We report fund investments on our Condensed Consolidated Balance Sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within "Other investment income" in the accompanying Condensed Consolidated Statements of Operations. Each of the 24th Street Funds’ and BFR's investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which third-party appraisals are obtained annually.  Appraisals on the investments in special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate property. The income capitalization approach used capitalization rates ranging from 6.25% to 6.75%. The comparable sales approach used observable market transactions to value the underlying real estate property.

As of September 30, 2025 and December 31, 2024, the estimated aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $30,500,000 and $46,900,000, respectively.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000.  These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 15.4% equity interest in Sky Harbour, comprised of 11,671,494 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  September 30, 2025, it would be valued at approximately $115,000,000. As of December 31, 2024 our equity interest in Sky Harbour was 16.4% and was comprised of 12,401,589 shares of Class A common stock. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of   December 31, 2024 it would be valued at approximately $148,000,000.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 8.     FAIR VALUE (Continued)

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at September 30, 2025	$19,152,273	$19,152,273	$132,450	$97,356

Marketable equity securities and U.S. Treasury trading securities at December 31, 2024	$13,370,229	$13,370,229	$1,063,730	$1,029,051

NOTE 9.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2024	$4,013,457
Additions	-
Liabilities settled	-
Accretion expense	163,044

Balance, September 30, 2025	$4,176,501

NOTE 10.     CAPITAL STOCK

On April 25, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000 (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. As of September 30, 2025, certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock. The 2022 shelf registration statement expired in May 2025.

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 10.     CAPITAL STOCK (Continued)

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and terminated on September 30, 2025. The actual timing, number, and value of shares repurchased under the Share Repurchase Program was dependent on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company was not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. We have repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1,600,000. We did not repurchase any shares of our Class A common stock during the first nine months of fiscal 2025 due to share repurchase blackout periods which covered most of the first nine months of the year.

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

At  December 31, 2024, there were 784 outstanding warrants for our Class A common stock. These warrants expired in June. As a result, there were no outstanding warrants for our Class A common stock as of September 30, 2025.

A summary of warrant activity for the nine months ended  September 30, 2025 is presented in the following table.

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of December 31, 2024	53,562	$9.95	0.5	$226,567

Issued	-
Exercised	(52,778)
Redeemed	-
Expired	(784)

Outstanding as of September 30, 2025	-	$9.95	0.00	$-

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 10.     CAPITAL STOCK (Continued)

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

For the Nine Months Ended September 30, 2025 and 2024

NOTE 11.    LONG-TERM DEBT

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

As of September 30, 2025, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. On October 20, 2025, Link entered into a Tenth Amendment to Credit Agreement, which modified the Credit Agreement by extending the revolving line of credit maturity date and updating the definition of the consolidated fixed charge coverage ratio. The revolving line of credit is due and payable on  August 12, 2029.

Long-term debt included within our Condensed Consolidated Balance Sheets as of September 30, 2025 consists of Term Loan borrowings of approximately $25,900,000, of which approximately $880,000 is classified as current. As of September 30, 2025, there was $9,100,000 outstanding related to the revolving line of credit, which is included within long-term debt in our Condensed Consolidated Balance Sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of September 30, 2025.

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 11.    LONG-TERM DEBT (Continued)

Boston Omaha Broadband Credit Facility

On September 17, 2024, three operating subsidiaries of Boston Omaha Broadband, LLC (“BOB”) entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “BOB Credit Facility”). The three operating subsidiaries which are the borrowers under the Credit Agreement are FIF AireBeam, LLC, FIF St. George, LLC, and FIF Utah, LLC (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses. On October 29, 2025, BOB entered into a First Amendment to the BOB Credit Agreement, which modified the BOB Credit Agreement by extending the term loan draw expiration date to December 31, 2025.

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of September 30, 2025 consists of approximately $10,300,000 under BOB's credit facility, of which approximately $1,050,000 is classified as current. The aggregate minimum principal payments required on long-term debt as of September 30, 2025 were as follows: $1,050,000 in 2025, $1,050,000 in 2026, $1,050,000 in 2027, $1,050,000 in 2028, $1,050,000 in 2029, and $5,050,000 thereafter.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024	Statement of Operations Classification

Lease cost	$2,224,742	$2,033,677	$6,651,853	$6,337,150	Cost of billboard revenues and general and administrative
Variable and short-term lease cost	765,019	969,289	2,332,358	2,400,527	Cost of billboard revenues and general and administrative

Total Lease Cost	$2,989,761	$3,002,966	$8,984,211	$8,737,677

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Cash payments for operating leases	$2,093,641	$1,973,480	$6,705,884	$6,400,612
New operating lease assets obtained in exchange for operating lease liabilities	$242,770	$2,959,601	$2,895,860	$4,669,742

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 12.      LEASES (Continued)

Operating Lease Assets and Liabilities

	September 30, 2025	December 31, 2024	Balance Sheet Classification

Lease assets	$59,038,370	$59,742,166	Other Assets: Right of use assets

Current lease liabilities	$5,264,241	$5,333,611	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	54,566,767	54,994,879	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$59,831,008	$60,328,490

Maturity of Operating Lease Liabilities

September 30, 2025

2026	$8,280,686
2027	7,868,155
2028	7,533,897
2029	6,941,200
2030	6,241,162
Thereafter	53,676,676

Total lease payments	90,541,776
Less imputed interest	(30,710,768)

Present Value of Lease Liabilities	$59,831,008

As of September 30, 2025, our operating leases have a weighted-average remaining lease term of 15.80 years and a weighted-average discount rate of 5.30%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 13.     INDUSTRY SEGMENTS (Continued)

						Total
Three Months Ended September 30, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$6,790,716	$11,788,400	$10,150,921	$4,318	$-	$28,734,355
Cost of Revenues	3,494,179	3,781,570	2,439,670	-	-	9,715,419
Gross Margin	3,296,537	8,006,830	7,711,251	4,318	-	19,018,936
Other Operating Expenses
Employee costs	2,290,729	2,140,676	3,570,831	-	432,170	8,434,406
Professional fees	479,174	71,128	97,431	173,996	496,841	1,318,570
General and administrative	808,542	1,011,069	1,727,005	127,709	334,235	4,008,560
Depreciation	41,781	1,350,339	2,899,766	-	27,958	4,319,844
Amortization	40,062	976,374	896,934	-	42,032	1,955,402
Accretion	-	51,360	3,472	-	-	54,832
Loss (gain) on disposition of assets	-	17,917	(38,443)	-	-	(20,526)
Total expenses	3,660,288	5,618,863	9,156,996	301,705	1,333,236	20,071,088
Segment (Loss) Income from Operations	(363,751)	2,387,967	(1,445,745)	(297,387)	(1,333,236)	(1,052,152)

Interest expense	-	(416,959)	(233,160)	-	-	(650,119)
Interest and dividend income	-	46,545	16,512	7,088	276,880	347,025
Equity in (loss) of unconsolidated affiliates	(148,924)	-	-	-	(428,237)	(577,161)
Other investment income (loss)	110,617	-	-	(1,975,195)	(1,368,889)	(3,233,467)
Noncontrolling interest in subsidiary loss	-	-	-	1,768,528	-	1,768,528
Income tax benefit	-	-	-	-	809,441	809,441
Net (Loss) Income Attributable to Common Stockholders	$(402,058)	$2,017,553	$(1,662,393)	$(496,966)	$(2,044,041)	$(2,587,905)

Segment adjusted EBITDA	$(281,908)	$4,783,957	$2,315,984	$(297,387)	$(1,263,246)	$5,257,400

Capital expenditures	$-	$786,578	$4,638,188	$-	$-	$5,424,766

						Total
Three Months Ended September 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$6,485,391	$11,503,915	$9,664,074	$47,556	$-	$27,700,936
Cost of Revenues	2,561,996	4,044,700	2,405,366	-	-	9,012,062
Gross Margin	3,923,395	7,459,215	7,258,708	47,556	-	18,688,874
Other Operating Expenses
Employee costs	2,271,693	1,886,778	3,801,591	462	351,358	8,311,882
Professional fees	58,855	31,424	231,139	114,817	616,307	1,052,542
General and administrative	703,640	1,012,564	1,915,429	246,694	461,030	4,339,357
Depreciation	44,732	1,300,362	2,325,518	-	27,876	3,698,488
Amortization	40,062	981,250	910,730	-	43,132	1,975,174
Accretion	-	51,528	3,472	-	-	55,000
Loss (Gain) on disposition of assets	-	46,958	(50,505)	-	-	(3,547)
Total expenses	3,118,982	5,310,864	9,137,374	361,973	1,499,703	19,428,896
Segment Income (Loss) from Operations	804,413	2,148,351	(1,878,666)	(314,417)	(1,499,703)	(740,022)

Interest expense	-	(463,371)	(3,373)	-	-	(466,744)
Interest and dividend income	-	32,216	2,139	45,114	252,158	331,627
Equity in (loss) of unconsolidated affiliates	-	-	-	-	(9,358,783)	(9,358,783)
Other investment income	63,481	-	-	599,084	7,765,452	8,428,017
Noncontrolling interest in subsidiary income	-	-	-	(322,375)	-	(322,375)
Income tax benefit	-	-	-	-	533,144	533,144
Net Income (Loss) Attributable to Common Stockholders	$867,894	$1,717,196	$(1,879,900)	$7,406	$(2,307,732)	$(1,595,136)

Segment adjusted EBITDA	$889,207	$4,528,449	$1,310,549	$(314,417)	$(1,428,695)	$4,985,093

Capital expenditures	$-	$980,206	$5,758,622	$-	$-	$6,738,828

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 13.     INDUSTRY SEGMENTS (Continued)

						Total
Nine Months Ended September 30, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$19,949,114	$33,992,908	$30,704,514	$21,983	$-	$84,668,519
Cost of Revenues	9,906,573	11,328,435	7,128,697	-	-	28,363,705
Gross Margin	10,042,541	22,664,473	23,575,817	21,983	-	56,304,814
Other Operating Expenses						-
Employee costs	7,075,132	6,503,122	10,906,994	-	1,413,148	25,898,396
Professional fees	695,189	195,992	375,380	572,305	934,686	2,773,552
General and administrative	2,461,074	3,059,384	5,049,227	162,606	1,057,150	11,789,441
Depreciation	138,598	3,963,903	8,316,461	-	82,958	12,501,920
Amortization	120,185	2,909,953	2,666,545	-	124,726	5,821,409
Accretion	-	152,741	10,303	-	-	163,044
(Gain) loss on disposition of assets	-	(640)	27,737	-	-	27,097
Total expenses	10,490,178	16,784,455	27,352,647	734,911	3,612,668	58,974,859
Segment (Loss) Income from Operations	(447,637)	5,880,018	(3,776,830)	(712,928)	(3,612,668)	(2,670,045)

Interest expense	-	(1,260,992)	(503,925)	-	-	(1,764,917)
Interest and dividend income	-	137,673	62,319	22,729	669,311	892,032
Equity in income of unconsolidated affiliates	1,104,078	-	-	-	2,151,937	3,256,015
Other investment income (loss)	431,353	-	-	(6,635,143)	(6,602,779)	(12,806,569)
Noncontrolling interest in subsidiary loss	-	-	-	5,776,129	-	5,776,129
Income tax benefit	-	-	-	-	1,740,082	1,740,082
Net Income (Loss) Attributable to Common Stockholders	$1,087,794	$4,756,699	$(4,218,436)	$(1,549,213)	$(5,654,117)	$(5,577,273)

Segment adjusted EBITDA	$(188,854)	$12,905,975	$7,244,216	$(712,928)	$(3,404,984)	$15,843,425

Capital expenditures	$-	$2,138,629	$17,444,503	$-	$-	$19,583,132

						Total
Nine Months Ended September 30, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$17,349,766	$33,638,043	$29,135,486	$218,155	$-	$80,341,450
Cost of Revenues	6,724,581	11,716,141	7,378,929	-	-	25,819,651
Gross Margin	10,625,185	21,921,902	21,756,557	218,155	-	54,521,799
Other Operating Expenses
Employee costs	6,084,414	5,674,177	11,404,947	766,064	4,835,128	28,764,730
Professional fees	409,032	174,099	744,557	452,049	2,129,875	3,909,612
General and administrative	1,937,918	2,981,827	5,549,917	589,874	1,341,307	12,400,843
Depreciation	133,346	3,852,128	6,653,422	-	83,031	10,721,927
Amortization	120,185	2,921,821	2,636,016	-	67,980	5,746,002
Accretion	-	153,464	10,341	-	-	163,805
Loss (Gain) on disposition of assets	-	94,399	(84,601)	-	-	9,798
Total expenses	8,684,895	15,851,915	26,914,599	1,807,987	8,457,321	61,716,717
Segment Income (Loss) from Operations	1,940,290	6,069,987	(5,158,042)	(1,589,832)	(8,457,321)	(7,194,918)

Interest expense	-	(1,103,360)	(13,987)	-	200	(1,117,147)
Interest and dividend income	-	86,474	9,434	524,569	564,165	1,184,642
Equity in (loss) of unconsolidated affiliates	-	-	-	-	(16,573,011)	(16,573,011)
Other investment income	271,191	-	-	627,937	14,771,949	15,671,077
Noncontrolling interest in subsidiary (income) loss	-	-	(64,765)	(36,697)	-	(101,462)
Income tax benefit	-	-	-	-	1,492,383	1,492,383
Net Income (Loss) Attributable to Common Stockholders	$2,211,481	$5,053,101	$(5,227,360)	$(474,023)	$(8,201,635)	$(6,638,436)

Segment adjusted EBITDA	$2,193,821	$13,091,799	$4,057,136	$(1,589,832)	$(8,306,310)	$9,446,614

Capital expenditures	$28,951	$1,932,660	$21,484,650	$-	$250,000	$23,696,261

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 13.     INDUSTRY SEGMENTS (Continued)

						Total
As of September 30, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$9,530,290	$3,852,606	$1,211,394	$243,389	$48,840	$14,886,519
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	103,483,086	253,884,217	206,637,022	38,468,628	118,881,158	721,354,111

						Total
As of December 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,224,005	$4,132,055	$893,476	$184,051	$-	$12,433,587
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	86,670,669	260,220,162	198,226,268	52,593,429	130,635,201	728,345,729

NOTE 14.     RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances at UCS for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30, 2025 and 2024. These balances reside within Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet.

	2025	2024
Gross reserve for unpaid losses and loss adjustment expenses, beginning of period	$5,873,192	$5,733,444
Less: reinsurance recoverable on unpaid losses	1,803,865	3,283,071
Net reserve for unpaid losses and loss adjustment expenses, beginning of period	4,069,327	2,450,373

Incurred losses and loss adjustment expenses:
Current year	5,015,026	1,892,367
Prior year	(633,744)	395,263
Total net losses and loss adjustment expense incurred	4,381,282	2,287,630

Payments:
Current year	2,468,942	525,389
Prior year	1,213,480	1,055,526
Total payments:	3,682,422	1,580,915

Net reserves for unpaid losses and loss adjustment expenses, end of period	4,768,187	3,157,088
Reinsurance recoverable on unpaid losses, net of allowance	3,153,365	1,816,021

Gross reserves for unpaid losses and loss adjustment expenses, end of period	$7,921,552	$4,973,109

For the nine months ended   September 30, 2025 there was a favorable prior year loss development. For the nine months ended  September 30, 2024, there was an unfavorable prior year loss development.  Favorable and unfavorable prior year loss developments are the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 15.     CUSTODIAL RISK

As of September 30, 2025, we had approximately $50,600,000 in excess of federally insured limits on deposit with financial institutions.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

NOTE 16.     REDEEMABLE NONCONTROLLING INTEREST

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

NOTE 17.     SUBSEQUENT EVENTS

On October 20, 2025, Link entered into a Tenth Amendment to Credit Agreement, which modified the Credit Agreement by extending the revolving line of credit maturity date and updating the definition of the consolidated fixed charge coverage ratio. The revolving line of credit is now due and payable on  August 12, 2029.

On October 29, 2025, BOB entered into a First Amendment to BOB Credit Agreement, which modified the BOB Credit Agreement by extending the term loan draw expiration date to December 31, 2025.

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

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of September 30, 2025, we operate approximately 3,950 billboards with approximately 7,570 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of September 30, 2025, we have approximately 48,900 broadband customers (18,700 fiber subscribers) and 44,500 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Asset Management. In September 2017, we established an asset management subsidiary, Boston Omaha Asset Management, LLC, which we refer to as “BOAM,” designed to raise third-party capital and invest alongside Boston Omaha Corporation in specific assets and businesses that may offer attractive long-term returns on invested capital. During 2021, we established a subsidiary, Fund One: Boston Omaha Build for Rent, LP ("BFR Fund"), within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. In 2022, we started having initial conversations to raise third-party capital to "fund finance" the growth of our fiber business. In May 2023, we acquired 100% of the membership interests in 24th Street Asset Management LLC (“24th Street”), from the other members of 24th Street. 24th Street is the manager of two funds, 24th Street Fund I, LLC and 24th Street Fund II, LLC, which we refer to as “the 24th Street Funds,” focusing on secured lending and direct investments in commercial real estate. In recent years, BOAM has been staffed and equipped to support the growth of the fiber and real estate businesses. The high costs and significant risks associated with "fund financing" based on current market conditions led us to conclude that it would be more appropriate to pursue self-funding, bank debt, and other funding options for our fiber business at this time. As a result, we are winding down BOAM's operations and over the past year have implemented significant cost cutting measures as BOAM now only manages real estate funds. With respect to our funds under management (the 24th Street Funds and the BFR Fund), we plan to sell the assets at the highest price the market will bear while maintaining the business plans for these assets. Additionally, we will be returning capital to our fund partners during the wind-down process on the remaining portion of these assets.

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

●

In October 2020, our subsidiary BOC Yellowstone LLC, which we refer to as "BOC Yellowstone," served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone.' Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, which we refer to as "SHG," a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation, which we refer to as "Sky Harbour." Sky Harbour’s Class A common stock trades on the NYSE under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through September 30, 2025, we have sold 1,015,537 shares of Sky Harbour Class A common stock for gross proceeds of approximately $11.2 million. As of September 30, 2025, we held 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following is a comparison of our results of operations for the three months ended September 30, 2025, which we refer to as the “third quarter of fiscal 2025,” compared to the three months ended September 30, 2024, which we refer to as the “third quarter of fiscal 2024.”

Revenues. For the third quarter of fiscal 2025 and the third quarter of fiscal 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$11,788,400	41.1%	$11,503,915	41.5%	$284,485
Broadband services	10,150,921	35.3%	9,664,074	34.9%	486,847
Premiums earned	5,636,732	19.6%	5,425,052	19.6%	211,680
Insurance commissions	629,982	2.2%	520,657	1.9%	109,325
Investment and other income	528,320	1.8%	587,238	2.1%	(58,918)
Total Revenues	$28,734,355	100.0%	$27,700,936	100.0%	$1,033,419

We realized total revenues of $28,734,355 during the third quarter of fiscal 2025, an increase of 3.7% over revenues of $27,700,936 during the third quarter of fiscal 2024. The key factors impacting revenue across each of our businesses during the third quarter of fiscal 2025 were as follows:

●	Net billboard rentals in the third quarter of fiscal 2025 increased 2.5% when compared to the third quarter of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the third quarter of fiscal 2025 increased 5.0% from the third quarter of fiscal 2024, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 3.9% in the third quarter of fiscal 2025 when compared to the third quarter of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first nine months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased 21.0% in the third quarter of fiscal 2025 when compared to the third quarter of fiscal 2024, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS and BOAM decreased from $587,238 in the third quarter of fiscal 2024 to $528,320 in the third quarter of fiscal 2025, mainly due to winding down BOAM's operations.

Expenses. For the third quarter of fiscal 2025 and the third quarter of fiscal 2024, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,781,570	13.2%	$4,044,700	14.6%	$(263,130)
Cost of broadband revenues	2,439,670	8.5%	2,405,366	8.7%	34,304
Cost of insurance revenues	3,494,179	12.2%	2,561,996	9.2%	932,183
Employee costs	8,434,406	29.3%	8,311,882	30.0%	122,524
Professional fees	1,318,570	4.6%	1,052,542	3.8%	266,028
Depreciation	4,319,844	15.0%	3,698,488	13.4%	621,356
Amortization	1,955,402	6.8%	1,975,174	7.1%	(19,772)
General and administrative	4,008,560	14.0%	4,339,357	15.7%	(330,797)
Gain on disposition of assets	(20,526)	(0.1%)	(3,547)	(0.0%)	(16,979)
Accretion	54,832	0.2%	55,000	0.2%	(168)
Total Costs and Expenses	$29,786,507	103.7%	$28,440,958	102.7%	$1,345,549

During the third quarter of fiscal 2025, we had total costs and expenses of $29,786,507, as compared to total costs and expenses of $28,440,958 in the third quarter of fiscal 2024. Total costs and expenses as a percentage of total revenues increased from 102.7% in the third quarter of fiscal 2024 to 103.7% in the third quarter of fiscal 2025. The key factors impacting costs and expenses across each of our businesses during the third quarter of fiscal 2025 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 35.2% in the third quarter of fiscal 2024 to 32.1% in the third quarter of fiscal 2025. The decrease was mainly driven by lower commissions paid as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 24.9% in the third quarter of fiscal 2024 to 24.0% in the third quarter of fiscal 2025. The decrease was mainly driven by organic revenue growth within our broadband businesses.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 39.5% in the third quarter of fiscal 2024 to 51.5% in the third quarter of fiscal 2025. The increase was mainly driven by higher loss and loss adjustment expense mainly due to an increase in the value of claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium.

●	Employee costs in the third quarter of fiscal 2025 were $8,434,406, or 29.3% of total revenues, as compared to $8,311,882, or 30.0% of total revenues, in the third quarter of fiscal 2024.

●

Professional fees in the third quarter of fiscal 2025 were $1,318,570, or 4.6% of total revenues, as compared to $1,052,542 or 3.8% of total revenues, in the third quarter of fiscal 2024. The increase was mainly driven by fees associated with several projects within our insurance business.

●

General and administrative expenses in the third quarter of fiscal 2025 were $4,008,560, or 14.0% of total revenues, as compared to $4,339,357, or 15.7% of total revenues, in the third quarter of fiscal 2024. The decrease was mainly driven by expense reductions within our asset management business, broadband business, and Boston Omaha's parent company. The decrease was partially offset by an increase in expenses within our insurance business.

●

Non-cash expenses in the third quarter of fiscal 2025 included $4,319,844 in depreciation expense, $1,955,402 in amortization expense, and $54,832 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2025 was $1,052,152, or 3.7% of total revenues, as compared to a net loss from operations of $740,022, or 2.7% of total revenues, in the third quarter of fiscal 2024. The increase in net loss from operations was primarily due to higher loss and loss adjustment expense and professional fees within our insurance business, which was partially offset by improved operations within our billboard and broadband businesses as well as lower expenses at Boston Omaha's parent company. Our net loss from operations included $6,330,078 from non-cash depreciation, amortization and accretion expenses in the third quarter of fiscal 2025, as compared to $5,728,662 in the third quarter of fiscal 2024.

Other Income (Expense). During the third quarter of fiscal 2025, we had net other expense of $4,113,722. Net other expense included (i) other investment losses of $3,233,467 mainly driven by a $1,466,758 unrealized loss on the Sky Harbour warrants held by Boston Omaha and losses of $1,975,195 within BOAM primarily related to changes in the fair value of the underlying assets within the 24th Street Funds, (ii) non-cash losses of $577,161 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations, and (iii) interest expense of $650,119 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by interest and dividend income of $347,025. During the third quarter of fiscal 2024, we had net other expense of $1,065,883, which included non-cash losses of $9,358,783 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations and interest expense of $466,744 mainly incurred under Link's term loan and revolver. These items were partially offset by $8,428,017 in other investment income mainly driven by a $7,796,977 unrealized gain on the Sky Harbour warrants held by Boston Omaha and other investment income of $599,084 primarily related to changes in the fair value of the underlying assets within the 24th Street Funds, and interest and dividend income of $331,627.

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

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2025, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.08 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $2,587,905 in the third quarter of fiscal 2025, or a loss per share of $0.08, based on 31,453,434 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $1,595,136 in the third quarter of fiscal 2024, or a loss per share of $0.05, based on 31,432,515 diluted weighted average shares outstanding.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following is a comparison of our results of operations for the nine months ended September 30, 2025, which we refer to as the “first nine months of fiscal 2025,” compared to the nine months ended September 30, 2024, which we refer to as the “first nine months of fiscal 2024.”

Revenues. For the first nine months of fiscal 2025 and the first nine months of fiscal 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$33,992,908	40.1%	$33,638,043	41.9%	$354,865
Broadband services	30,704,514	36.3%	29,135,486	36.3%	1,569,028
Premiums earned	16,765,865	19.8%	14,165,167	17.6%	2,600,698
Insurance commissions	1,657,467	2.0%	1,550,400	1.9%	107,067
Investment and other income	1,547,765	1.8%	1,852,354	2.3%	(304,589)
Total Revenues	$84,668,519	100.0%	$80,341,450	100.0%	$4,327,069

We realized total revenues of $84,668,519 during the first nine months of fiscal 2025, an increase of 5.4% over revenues of $80,341,450 during the first nine months of fiscal 2024. The key factors impacting revenue across each of our businesses during the first nine months of fiscal 2025 were as follows:

●	Net billboard rentals in the first nine months of fiscal 2025 increased 1.1% from the first nine months of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first nine months of fiscal 2025 increased 5.4% from the first nine months of fiscal 2024, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased 18.4% in the first nine months of fiscal 2025 when compared to the first nine months of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first nine months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 6.9% in the first nine months of fiscal 2025 when compared to the first nine months of fiscal 2024, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS and BOAM decreased from $1,852,354 in the first nine months of fiscal 2024 to $1,547,765 in the first nine months of fiscal 2025, mainly due to winding down BOAM's operations.

Expenses. For the first nine months of fiscal 2025 and the first nine months of fiscal 2024, our expenses, in dollars, and as a percentage of total revenues, were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2025		2024		2025 vs 2024
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$11,328,435	13.4%	$11,716,141	14.6%	$(387,706)
Cost of broadband revenues	7,128,697	8.4%	7,378,929	9.2%	(250,232)
Cost of insurance revenues	9,906,573	11.7%	6,724,581	8.4%	3,181,992
Employee costs	25,898,396	30.6%	28,764,730	35.8%	(2,866,334)
Professional fees	2,773,552	3.3%	3,909,612	4.9%	(1,136,060)
Depreciation	12,501,920	14.8%	10,721,927	13.3%	1,779,993
Amortization	5,821,409	6.9%	5,746,002	7.2%	75,407
General and administrative	11,789,441	13.9%	12,400,843	15.4%	(611,402)
Loss on disposition of assets	27,097	0.0%	9,798	0.0%	17,299
Accretion	163,044	0.2%	163,805	0.2%	(761)
Total Costs and Expenses	$87,338,564	103.2%	$87,536,368	109.0%	$(197,804)

During the first nine months of fiscal 2025, we had total costs and expenses of $87,338,564, as compared to total costs and expenses of $87,536,368 in the first nine months of fiscal 2024. Total costs and expenses as a percentage of total revenues decreased from 109.0% in the first nine months of fiscal 2024 to 103.2% in the first nine months of fiscal 2025. The key factors impacting costs and expenses across each of our businesses during the first nine months of fiscal 2025 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 34.8% in the first nine months of fiscal 2024 to 33.3% in the first nine months of fiscal 2025. The decrease was mainly driven by lower commissions paid and other billboard cost of revenues, which was partially offset by higher ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 25.3% in the first nine months of fiscal 2024 to 23.2% in the first nine months of fiscal 2025. The decrease was mainly driven by lower other costs of revenues and software costs as well as organic revenue growth within our broadband businesses.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 38.8% in the first nine months of fiscal 2024 to 49.7% in the first nine months of fiscal 2025. The increase was mainly driven by higher loss and loss adjustment expense mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium.

●

Employee costs in the first nine months of fiscal 2025 were $25,898,396, or 30.6% of total revenues, as compared to $28,764,730, or 35.8% of total revenues, in the first nine months of fiscal 2024. The decrease was mainly driven by the one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement during the second quarter of fiscal 2024. Excluding the one-time severance and bonus payments, employee costs would have been 31.6% of total revenues in the first nine months of fiscal 2024.

●

Professional fees in the first nine months of fiscal 2025 were $2,773,552, or 3.3% of total revenues, as compared to $3,909,612, or 4.9% of total revenues, in the first nine months of fiscal 2024. The decrease was mainly driven by the one-time legal fees associated with our former Co-CEO's separation and stock repurchase agreement during the second quarter of fiscal 2024.

●

General and administrative expenses in the first nine months of fiscal 2025 were $11,789,441, or 13.9% of total revenues, as compared to $12,400,843, or 15.4% of total revenues, in the first nine months of fiscal 2024. The decrease was mainly driven by expense reductions within our asset management business, broadband business and at Boston Omaha's parent company. The decrease was partially offset by an increase in expenses within our insurance and billboard businesses.

●

Non-cash expenses in the first nine months of fiscal 2025 included $12,501,920 in depreciation expense, $5,821,409 in amortization expense, and $163,044 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2025 was $2,670,045, or 3.2% of total revenues, as compared to a net loss from operations of $7,194,918, or 9.0% of total revenues, in the first nine months of fiscal 2024. The decrease in net loss from operations was primarily due to one-time costs associated with our former Co-CEO's separation and stock repurchase agreement during the second quarter of fiscal 2024, improved operations within our broadband business, and lower expenses within our asset management business and at Boston Omaha's parent company, which were partially offset by higher loss and loss adjustment expense within our insurance business and increased employee costs within our billboard business. Our net loss from operations included $18,486,373 from non-cash depreciation, amortization and accretion expenses in the first nine months of fiscal 2025, as compared to $16,631,734 in the first nine months of fiscal 2024.

Other Income (Expense). During the first nine months of fiscal 2025, we had net other expense of $10,423,439. Net other expense included (i) other investment losses of $12,806,569 mainly driven by a $10,884,888 unrealized loss on the Sky Harbour warrants held by Boston Omaha and losses of $6,635,143 within BOAM primarily related to changes in the fair value of the underlying assets within the 24th Street and BFR Funds, which were partially offset by $4,134,847 in realized gains on the sale of 730,095 shares of Sky Harbour Class A common stock, and (ii) interest expense of $1,764,917 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by income of $3,256,015 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest and dividend income of $892,032. During the first nine months of fiscal 2024, we had net other expense of $834,439, which included non-cash losses of $16,573,011 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations during the first nine months of fiscal 2024, and interest expense of $1,117,147 mainly incurred under Link's term loan and revolver.  These items were partially offset by $15,671,077 in other investment income mainly driven by a $11,811,262 unrealized gain on the Sky Harbour warrants held by Boston Omaha, $1,957,056 in non-cash gains associated with the transfer of Sky Harbour Class A common stock to our former Co-CEO as a part of his separation and stock repurchase agreement, $894,324 in realized gains on the sale of 246,389 shares of Sky Harbour Class A common stock, and other investment income of $627,937 primarily related to changes in the fair value of the underlying assets within the BFR Fund, and interest and dividend income of $1,184,642.

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

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2025, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.08 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $5,577,273 in the first nine months of fiscal 2025, or a loss per share of $0.18, based on 31,445,147 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $6,638,436 in the first nine months of fiscal 2024, or a loss per share of $0.21, based on 31,539,809 diluted weighted average shares outstanding.

 Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the third quarter of fiscal 2025 and the third quarter of fiscal 2024:

Results of Billboard Operations

	For the Three Months Ended September 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$11,788,400	100.0%	$11,503,915	100.0%
Cost of Revenues
Ground rents	2,150,553	18.2%	2,154,293	18.7%
Utilities	477,681	4.1%	454,506	4.0%
Commissions paid	677,524	5.8%	929,737	8.1%
Other costs of revenues	475,812	4.0%	506,164	4.4%
Total cost of revenues	3,781,570	32.1%	4,044,700	35.2%
Gross margin	8,006,830	67.9%	7,459,215	64.8%
Other Operating Expenses
Employee costs	2,140,676	18.2%	1,886,778	16.4%
Professional fees	71,128	0.6%	31,424	0.3%
Depreciation	1,350,339	11.4%	1,300,362	11.3%
Amortization	976,374	8.3%	981,250	8.5%
General and administrative	1,011,069	8.6%	1,012,564	8.8%
Accretion	51,360	0.4%	51,528	0.5%
Loss on disposition of assets	17,917	0.2%	46,958	0.4%
Total expenses	5,618,863	47.7%	5,310,864	46.2%
Segment Income from Operations	2,387,967	20.2%	2,148,351	18.6%
Interest expense, net	(370,414)	(3.1%)	(431,155)	(3.7%)
Net Income Attributable to Common Stockholders	$2,017,553	17.1%	$1,717,196	14.9%

Comparison of the Third Quarter of Fiscal 2025 to the Third Quarter of Fiscal 2024. In the third quarter of fiscal 2025, net billboard revenues increased by 2.5% when compared to the third quarter of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets. This growth was achieved despite the headwind of last year's political spend, which did not repeat in the third quarter of fiscal 2025. The key factors affecting our billboard operations results during the third quarter of fiscal 2025 were as follows:

●	Ground rent expense as a percentage of total segment operating revenues decreased from 18.7% in the third quarter of fiscal 2024 to 18.2% in the third quarter of fiscal 2025.

●

Commissions paid as a percentage of total segment operating revenues decreased from 8.1% in the third quarter of fiscal 2024 to 5.8% in the third quarter of fiscal 2025. The decrease is mainly due to the change in Link's management compensation structure to align with strategic goals whereby certain commissions were replaced by other compensation reported under employee costs, as stated below.

●

Employee costs as a percentage of total segment operating revenues increased from 16.4% in the third quarter of fiscal 2024 to 18.2% in the third quarter of fiscal 2025. The increase is mainly due to the change in Link's management compensation structure whereby, as stated above, certain commissions were replaced by other compensation reported under employee costs.

●	General and administrative expenses decreased slightly as a percentage of total segment operating revenues from 8.8% in the third quarter of fiscal 2024 to 8.6% in the third quarter of fiscal 2025.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues was 11.4% and 8.3% in the third quarter of fiscal 2025 compared to 11.3% and 8.5% in the third quarter of fiscal 2024, respectively.

●

Net interest expense was $370,414 in the third quarter of fiscal 2025 compared to net interest expense of $431,155 in the third quarter of fiscal 2024. The decrease is mainly driven by principal repayments on the revolving line of credit.

Results of Broadband Operations

	For the Three Months Ended September 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$10,150,921	100.0%	$9,664,074	100.0%
Cost of Revenues
Network operations and data costs	1,359,198	13.4%	1,317,577	13.7%
Software costs	182,313	1.8%	203,464	2.1%
Cell site rent and utilities	352,801	3.5%	359,793	3.7%
Other costs of revenues	545,358	5.3%	524,532	5.4%
Total cost of revenues	2,439,670	24.0%	2,405,366	24.9%
Gross margin	7,711,251	76.0%	7,258,708	75.1%
Other Operating Expenses
Employee costs	3,570,831	35.2%	3,801,591	39.3%
Professional fees	97,431	1.0%	231,139	2.4%
Depreciation	2,899,766	28.6%	2,325,518	24.1%
Amortization	896,934	8.8%	910,730	9.4%
General and administrative	1,727,005	17.0%	1,915,429	19.8%
Accretion	3,472	0.0%	3,472	0.0%
Gain on disposition of assets	(38,443)	(0.4%)	(50,505)	(0.5%)
Total expenses	9,156,996	90.2%	9,137,374	94.5%
Segment Loss from Operations	(1,445,745)	(14.2%)	(1,878,666)	(19.4%)
Interest expense, net	(216,648)	(2.2%)	(1,234)	(0.0%)
Noncontrolling interest in subsidiary income	-	-	-	-
Net Loss Attributable to Common Stockholders	$(1,662,393)	(16.4%)	$(1,879,900)	(19.4%)

Comparison of the Third Quarter of Fiscal 2025 to the Third Quarter of Fiscal 2024. In the third quarter of fiscal 2025, total operating revenues increased by 5.0% when compared to the third quarter of fiscal 2024 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the third quarter of fiscal 2025 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues decreased from 13.7% in the third quarter of fiscal 2024 to 13.4% in the third quarter of fiscal 2025. The decrease is mainly driven by organic revenue growth within our broadband businesses.

●

Employee costs as a percentage of total segment operating revenues decreased from 39.3% in the third quarter of fiscal 2024 to 35.2% in the third quarter of fiscal 2025. The decrease is mainly driven by headcount reductions within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues decreased from 2.4% in the third quarter of fiscal 2024 to 1.0% in the third quarter of fiscal 2025. The decrease is mainly driven by one-time consulting fees in the third quarter of fiscal 2024 related to government program applications.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 19.8% in the third quarter of fiscal 2024 to 17.0% in the third quarter of fiscal 2025. The decrease is mainly driven by a focused effort to reduce general and administrative spending within our broadband businesses.

●	Depreciation expense increased by $574,248 from the third quarter of fiscal 2024. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

●

Net interest expense was $216,648 in the third quarter of fiscal 2025 compared to net interest expense of $1,234 in the third quarter of fiscal 2024. The increase is mainly driven by the borrowings on the BOB credit facility.

Results of Insurance Operations

	For the Three Months Ended September 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$5,636,732	83.0%	$5,425,052	83.7%
Insurance commissions	629,982	9.3%	520,657	8.0%
Investment and other income	524,002	7.7%	539,682	8.3%
Total operating revenues	6,790,716	100.0%	6,485,391	100.0%
Cost of Revenues
Commissions paid	1,895,217	27.9%	1,481,010	22.8%
Premium taxes, fees, and assessments	173,840	2.6%	146,456	2.3%
Losses and loss adjustment expense	1,425,122	21.0%	934,530	14.4%
Total cost of revenues	3,494,179	51.5%	2,561,996	39.5%
Gross margin	3,296,537	48.5%	3,923,395	60.5%
Other Operating Expenses
Employee costs	2,290,729	33.7%	2,271,693	35.0%
Professional fees	479,174	7.1%	58,855	0.9%
Depreciation	41,781	0.6%	44,732	0.7%
Amortization	40,062	0.6%	40,062	0.6%
General and administrative	808,542	11.9%	703,640	10.9%
Total expenses	3,660,288	53.9%	3,118,982	48.1%
Segment (Loss) Income from Operations	(363,751)	(5.4%)	804,413	12.4%
Other investment income	110,617	1.7%	63,481	1.0%
Equity in loss of unconsolidated affiliates	(148,924)	(2.2%)	-	-
Net (Loss) Income Attributable to Common Stockholders	$(402,058)	(5.9%)	$867,894	13.4%

Comparison of the Third Quarter of Fiscal 2025 to the Third Quarter of Fiscal 2024. In the third quarter of fiscal 2025, total operating revenues increased by 4.7% when compared to the third quarter of fiscal 2024, mainly due to increased earned premium at UCS and insurance commissions within our brokerage business. The key factors affecting our insurance operations results during the third quarter of fiscal 2025 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 3.9% in the third quarter of fiscal 2025 when compared to the third quarter of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first nine months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations increased by 21.0% in the third quarter of fiscal 2025 when compared to the third quarter of fiscal 2024, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS decreased from $539,682 in the third quarter of fiscal 2024 to $524,002 in the third quarter of fiscal 2025, mainly due to a decrease in yields on invested assets.

●

Commissions paid as a percentage of total segment operating revenues increased from 22.8% in the third quarter of fiscal 2024 to 27.9% in the third quarter of fiscal 2025, mainly due to increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 14.4% in the third quarter of fiscal 2024 to 21.0% in the third quarter of fiscal 2025, mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues decreased from 35.0% in the third quarter of fiscal 2024 to 33.7% in the third quarter of fiscal 2025, mainly due to organic revenue growth within our insurance businesses.

●

Professional fees as a percentage of total segment operating revenues increased from 0.9% in the third quarter of fiscal 2024 to 7.1% in the third quarter of fiscal 2025, mainly due to fees associated with several projects.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 10.9% in the third quarter of fiscal 2024 to 11.9% in the third quarter of fiscal 2025, mainly due to an increase in rent costs and bad debt expense.

●

During the third quarter of fiscal 2025, UCS had equity in loss of unconsolidated affiliates of $148,924, related to UCS' investment in Sky Harbour Class A common stock and $110,617 in other investment income from realized and unrealized gains on investments in publicly held securities. As of September 30, 2025, UCS had $997,447 in publicly held securities (marked to market) and $16,784,486 in Sky Harbour Class A common stock (equity method). We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended September 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$4,318	100.0%	$47,556	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	4,318	100.0%	47,556	100.0%
Other Operating Expenses
Employee costs	-	-	462	1.0%
Professional fees	173,996	4029.5%	114,817	241.4%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	127,709	2957.6%	246,694	518.8%
Total expenses	301,705	6987.1%	361,973	761.2%
Segment Loss from Operations	(297,387)	(6887.1%)	(314,417)	(661.2%)
Interest and dividend income	7,088	164.1%	45,114	94.9%
Other investment (loss) income	(1,975,195)	(45743.3%)	599,084	1259.8%
Noncontrolling interest in subsidiary loss (income)	1,768,528	40957.1%	(322,375)	(677.9%)
Net (Loss) Income Attributable to Common Stockholders	$(496,966)	(11509.2%)	$7,406	15.6%

Comparison of the Third Quarter of Fiscal 2025 to the Third Quarter of Fiscal 2024. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the third quarter of fiscal 2025 to the third quarter of fiscal 2024 may not be meaningful. The key factors affecting our asset management operations results during the third quarter of fiscal 2025 were as follows:

●	Employee costs in the third quarter of fiscal 2025 were completely removed as we wind down BOAM's operations and implement cost-cutting measures.

●	Professional fees in the third quarter of fiscal 2025 increased by $59,179 from the third quarter of fiscal 2024. The increase is mainly driven by the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street and BFR Funds. The Services Agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the third quarter of fiscal 2025 decreased by $118,985 from the third quarter of fiscal 2024 as we wind down BOAM's operations and implement cost-cutting measures.

●	Interest and dividend income decreased by $38,026 in the third quarter of fiscal 2025 when compared to the third quarter of fiscal 2024. The decrease is mainly related to the distribution of excess cash in the 24th Street Funds and BFR Fund to limited partners during the second quarter of fiscal 2024.

●	Other investment loss in the third quarter of fiscal 2025 primarily included the changes in the fair value of the 24th Street Funds mainly driven by a decline in value of the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss in the third quarter of fiscal 2025 primarily included the external limited partners' share of GAAP losses within the 24th Street Funds, mainly driven by the change in fair value referenced above.

 Results of Operations by Segment

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for the first nine months of fiscal 2025 and the first nine months of fiscal 2024:

Results of Billboard Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$33,992,908	100.0%	$33,638,043	100.0%
Cost of Revenues
Ground rents	6,478,195	19.1%	6,256,019	18.6%
Utilities	1,426,827	4.2%	1,375,834	4.1%
Commissions paid	2,132,430	6.2%	2,682,753	8.0%
Other costs of revenues	1,290,983	3.8%	1,401,535	4.1%
Total cost of revenues	11,328,435	33.3%	11,716,141	34.8%
Gross margin	22,664,473	66.7%	21,921,902	65.2%
Other Operating Expenses
Employee costs	6,503,122	19.1%	5,674,177	16.9%
Professional fees	195,992	0.6%	174,099	0.5%
Depreciation	3,963,903	11.7%	3,852,128	11.4%
Amortization	2,909,953	8.6%	2,921,821	8.7%
General and administrative	3,059,384	9.0%	2,981,827	8.9%
Accretion	152,741	0.4%	153,464	0.5%
(Gain) loss on disposition of assets	(640)	(0.0%)	94,399	0.3%
Total expenses	16,784,455	49.4%	15,851,915	47.2%
Segment Income from Operations	5,880,018	17.3%	6,069,987	18.0%
Interest expense, net	(1,123,319)	(3.3%)	(1,016,886)	(3.0%)
Other investment income	-	-	-	-
Net Income Attributable to Common Stockholders	$4,756,699	14.0%	$5,053,101	15.0%

Comparison of the First Nine Months of Fiscal 2025 to the First Nine Months of Fiscal 2024. In the first nine months of fiscal 2025, there was a 1.1% increase in net billboard revenues from the first nine months of fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets. This growth was achieved despite the headwind of last year's political spend, which did not repeat in the first nine months of fiscal 2025. The key factors affecting our billboard operations results during the first nine months of fiscal 2025 were as follows:

●

Ground rent expense as a percentage of total segment operating revenues increased from 18.6% in the first nine months of fiscal 2024 to 19.1% in the first nine months of fiscal 2025, mainly due to lease accounting entries stemming from lease renegotiations and extensions during the first quarter of fiscal 2025.

●

Commissions paid as a percentage of total segment operating revenues decreased from 8.0% in the first nine months of fiscal 2024 to 6.2% in the first nine months of fiscal 2025. The decrease is mainly due to the change in Link's management compensation structure to align with strategic goals whereby certain commissions were replaced by other compensation reported under employee costs, as stated below.

●

Employee costs as a percentage of total segment operating revenues increased from 16.9% in the first nine months of fiscal 2024 to 19.1% in the first nine months of fiscal 2025. The increase is mainly due to filling open positions to align processes and lower operating costs in other expense categories as well as the change in Link's management compensation structure whereby, as stated above, certain commissions were replaced by other compensation reported under employee costs.

●

General and administrative expenses increased slightly as a percentage of total segment operating revenues from 8.9% in the first nine months of fiscal 2024 to 9.0% in the first nine months of fiscal 2025.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues was 11.7% and 8.6% in the first nine months of fiscal 2025 compared to 11.4% and 8.7% in the first nine months of fiscal 2024, respectively.

●

Net interest expense was $1,123,319 in the first nine months of fiscal 2025 compared to net interest expense of $1,016,886 in the first nine months of fiscal 2024. The increase is mainly driven by the revolving line of credit.

Results of Broadband Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$30,704,514	100.0%	$29,135,486	100.0%
Cost of Revenues
Network operations and data costs	3,949,758	12.9%	3,960,412	13.6%
Software costs	524,282	1.7%	614,334	2.1%
Cell site rent and utilities	1,061,061	3.4%	1,062,422	3.6%
Other costs of revenues	1,593,596	5.2%	1,741,761	6.0%
Total cost of revenues	7,128,697	23.2%	7,378,929	25.3%
Gross margin	23,575,817	76.8%	21,756,557	74.7%
Other Operating Expenses
Employee costs	10,906,994	35.5%	11,404,947	39.1%
Professional fees	375,380	1.2%	744,557	2.6%
Depreciation	8,316,461	27.1%	6,653,422	22.8%
Amortization	2,666,545	8.7%	2,636,016	9.1%
General and administrative	5,049,227	16.5%	5,549,917	19.1%
Accretion	10,303	0.0%	10,341	0.0%
Loss (gain) on disposition of assets	27,737	0.1%	(84,601)	(0.3%)
Total expenses	27,352,647	89.1%	26,914,599	92.4%
Segment Loss from Operations	(3,776,830)	(12.3%)	(5,158,042)	(17.7%)
Interest expense, net	(441,606)	(1.4%)	(4,553)	(0.0%)
Noncontrolling interest in subsidiary income	-	-	(64,765)	(0.2%)
Net Loss Attributable to Common Stockholders	$(4,218,436)	(13.7%)	$(5,227,360)	(17.9%)

Comparison of the First Nine Months of Fiscal 2025 to the First Nine Months of Fiscal 2024. In the first nine months of fiscal 2025, total operating revenues increased by 5.4% when compared to the first nine months of fiscal 2024 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first nine months of fiscal 2025 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues decreased from 13.6% in the first nine months of fiscal 2024 to 12.9% in the first nine months of fiscal 2025. The decrease is mainly driven by organic revenue growth within our broadband businesses.

●

Other costs of revenues as a percentage of total segment operating revenues decreased from 6.0% in the first nine months of fiscal 2024 to 5.2% in the first nine months of fiscal 2025. The decrease is mainly driven by a focused effort to reduce spending within our broadband businesses.

●

Employee costs as a percentage of total segment operating revenues decreased from 39.1% in the first nine months of fiscal 2024 to 35.5% in the first nine months of fiscal 2025. The decrease is mainly driven by headcount reductions within our broadband businesses.

●	Professional fees as a percentage of total segment operating revenues decreased from 2.6% in the first nine months of fiscal 2024 to 1.2% in the first nine months of fiscal 2025. The decrease is mainly driven by one-time consulting fees in the first nine months of fiscal 2024 related to government program applications.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 19.1% in the first nine months of fiscal 2024 to 16.5% in the first nine months of fiscal 2025. The decrease is mainly driven by a focused effort to reduce general and administrative spending within our broadband businesses.

●	Depreciation expense increased by $1,663,039 from the first nine months of fiscal 2024. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

●

Net interest expense was $441,606 in the first nine months of fiscal 2025 compared to net interest expense of $4,553 in the first nine months of fiscal 2024. The increase is mainly driven by the borrowings on the BOB credit facility.

Results of Insurance Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$16,765,865	84.0%	$14,165,167	81.7%
Insurance commissions	1,657,467	8.3%	1,550,400	8.9%
Investment and other income	1,525,782	7.7%	1,634,199	9.4%
Total operating revenues	19,949,114	100.0%	17,349,766	100.0%
Cost of Revenues
Commissions paid	5,038,585	25.3%	4,066,078	23.4%
Premium taxes, fees, and assessments	486,706	2.4%	370,871	2.2%
Losses and loss adjustment expense	4,381,282	22.0%	2,287,632	13.2%
Total cost of revenues	9,906,573	49.7%	6,724,581	38.8%
Gross margin	10,042,541	50.3%	10,625,185	61.2%
Other Operating Expenses
Employee costs	7,075,132	35.5%	6,084,414	35.1%
Professional fees	695,189	3.5%	409,032	2.3%
Depreciation	138,598	0.7%	133,346	0.8%
Amortization	120,185	0.6%	120,185	0.7%
General and administrative	2,461,074	12.3%	1,937,918	11.2%
Total expenses	10,490,178	52.6%	8,684,895	50.1%
Segment (Loss) Income from Operations	(447,637)	(2.3%)	1,940,290	11.1%
Other investment income	431,353	2.2%	271,191	1.6%
Equity in income of unconsolidated affiliates	1,104,078	5.6%	-	-
Net Income Attributable to Common Stockholders	$1,087,794	5.5%	$2,211,481	12.7%

Comparison of the First Nine Months of Fiscal 2025 to the First Nine Months of Fiscal 2024. In the first nine months of fiscal 2025, total operating revenues increased by 15.0% when compared to the first nine months of fiscal 2024, mainly due to increased earned premium at our UCS insurance subsidiary. The key factors affecting our insurance operations results during the first nine months of fiscal 2025 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 18.4% in the first nine months of fiscal 2025 when compared to the first nine months of fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2024 and the first nine months of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations increased by 6.9% in the first nine months of fiscal 2025 when compared to the first nine months of fiscal 2024, mainly due to increased production through outside insurance carriers.

●

Investment and other income at UCS decreased from $1,634,199 in the first nine months of fiscal 2024 to $1,525,782 in the first nine months of fiscal 2025, mainly due to a decrease in yields on invested assets.

●

Commissions paid as a percentage of total segment operating revenues increased from 23.4% in the first nine months of fiscal 2024 to 25.3% in the first nine months of fiscal 2025, mainly due to increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 13.2% in the first nine months of fiscal 2024 to 22.0% in the first nine months of fiscal 2025, mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium.

●

Employee costs as a percentage of total segment operating revenues increased from 35.1% in the first nine months of fiscal 2024 to 35.5% in the first nine months of fiscal 2025, mainly due to an increase in headcount and higher salary costs.

●

Professional fees as a percentage of total segment operating revenues increased from 2.3% in the first nine months of fiscal 2024 to 3.5% in the first nine months of fiscal 2025, mainly due to fees associated with several projects.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 11.2% in the first nine months of fiscal 2024 to 12.3% in the first nine months of fiscal 2025, mainly due to an increase in travel costs, rent costs, bad debt expense, and software development costs related to IT projects.

●

During the first nine months of fiscal 2025, UCS had equity in income of unconsolidated affiliates of $1,104,078, related to UCS' investment in Sky Harbour Class A common stock and $431,353 in other investment income from realized and unrealized gains on investments in publicly held securities. As of September 30, 2025, UCS had $997,447 in publicly held securities (marked to market) and $16,784,486 in Sky Harbour Class A common stock (equity method). We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2025		2024
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$21,983	100.0%	$218,155	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	21,983	100.0%	218,155	100.0%
Other Operating Expenses
Employee costs	-	-	766,064	351.2%
Professional fees	572,305	2603.4%	452,049	207.2%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	162,606	739.7%	589,874	270.4%
Total expenses	734,911	3343.1%	1,807,987	828.8%
Segment Loss from Operations	(712,928)	(3243.1%)	(1,589,832)	(728.8%)
Interest and dividend income	22,729	103.4%	524,569	240.5%
Other investment (loss) income	(6,635,143)	(30183.0%)	627,937	287.8%
Noncontrolling interest in subsidiary loss (income)	5,776,129	26275.4%	(36,697)	(16.8%)
Net Loss Attributable to Common Stockholders	$(1,549,213)	(7047.3%)	$(474,023)	(217.3%)

Comparison of the First Nine Months of Fiscal 2025 to the First Nine Months of Fiscal 2024. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the first nine months of fiscal 2025 to the first nine months of fiscal 2024 may not be meaningful. The key factors affecting our asset management operations results during the first nine months of fiscal 2025 were as follows:

●	Employee costs in the first nine months of fiscal 2025 were completely removed as we wind down BOAM's operations and implement cost-cutting measures.

●	Professional fees in the first nine months of fiscal 2025 increased by $120,256 from the first nine months of fiscal 2024. The increase is mainly driven by the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street and BFR Funds. The Services Agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the first nine months of fiscal 2025 decreased by $427,268 from the first nine months of fiscal 2024 as we wind down BOAM's operations and implement cost-cutting measures.

●	Interest and dividend income decreased by $501,840 in the first nine months of fiscal 2025 when compared to the first nine months of fiscal 2024. The decrease is mainly related to the distribution of excess cash in the 24th Street Funds and BFR Fund to limited partners during the second quarter of fiscal 2024.

●	Other investment loss in the first nine months of fiscal 2025 primarily included the changes in the fair value of the 24th Street and BFR Funds mainly driven by the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss in the first nine months of fiscal 2025 primarily included the external limited partners' share of GAAP losses within the 24th Street and BFR Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2025 compared to the First Nine Months of Fiscal 2024

The table below summarizes our cash flows, in dollars, for the first nine months of fiscal 2025 and the first nine months of fiscal 2024:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Net cash provided by operating activities	$12,050,193	$12,117,191
Net cash (used in) provided by investing activities	(2,277,900)	29,893,384
Net cash provided by (used in) financing activities	5,259,282	(48,879,743)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$15,031,575	$(6,869,168)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $12,050,193 for the first nine months of fiscal 2025 compared to net cash provided by operating activities of $12,117,191 for the first nine months of fiscal 2024. The decrease in net cash provided by operating activities was mainly driven by an increase in expenses within our insurance business as well as an increase in accounts receivable. These items were partially offset by improved cash flow generation within our broadband business as well as lower expenses within our asset management business and Boston Omaha's parent company.

Net Cash (Used in) Provided by Investing Activities.  Net cash used in investing activities was $2,277,900 for the first nine months of fiscal 2025 as compared with net cash provided by investing activities of $29,893,384 for the first nine months of fiscal 2024. During the first nine months of fiscal 2025, net cash used in investing activities is primarily attributable to $19,583,132 in capital expenditures mainly within our broadband businesses which was partially offset by $17,319,745 in net cash proceeds mainly from the sale of  marketable equity securities and U.S. Treasury securities.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities was $5,259,282 during the first nine months of fiscal 2025 as compared to net cash used in financing activities of $48,879,743 during the first nine months of fiscal 2024. During the first nine months of fiscal 2025, net cash provided by financing activities mainly consisted of $7,500,000 in borrowings on BOB's credit facility, $3,645,158 in collateral received at UCS, and $525,256 in proceeds from the issuance of stock related to Magnolia Capital Fund, LP's exercise of its Class B warrants. These items were partially offset by $4,723,417 in distributions to noncontrolling interests from the 24th St and BFR Funds and $1,743,081 in principal payments on long-term debt.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At September 30, 2025, we had approximately $37.1 million in unrestricted cash and approximately $18.2 million in short-term U.S. Treasury securities. Our strategy is to continue to acquire other billboard locations, insurance businesses, and broadband service providers as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt, and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and terminated on September 30, 2025. The actual timing, number, and value of shares repurchased under the Share Repurchase Program was dependent on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company was not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. We have repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million. We did not repurchase any shares of our Class A common stock during the first nine months of fiscal 2025 due to stock repurchase blackout periods which covered much of the first nine months of the year. The Board is currently considering establishing a new share repurchase program.

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

On April 25, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000 (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,093 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. Based upon filings by these shareholders with the SEC, as of September 30, 2025, certain of our stockholders still hold 8,555,957 registered shares of our Class A common stock. The 2022 shelf registration statement expired in May 2025.

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

On October 20, 2025, Link entered into a Tenth Amendment to Credit Agreement, which modified the Credit Agreement by extending the revolving line of credit maturity date and updating the definition of the consolidated fixed charge coverage ratio. The revolving line of credit is now due and payable on August 12, 2029.

Long-term debt included within our Condensed Consolidated Balance Sheets as of September 30, 2025 consists of Link’s Term Loan borrowings of approximately $25,900,000, of which approximately $880,000 is classified as current, and $9,100,000 related to the revolving line of credit.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of September 30, 2025.

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

Boston Omaha Broadband Credit Agreement

On September 17, 2024, three operating subsidiaries of Boston Omaha Broadband, LLC ("BOB") entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “BOB Credit Facility”). The three operating subsidiaries which are the borrowers under the BOB Credit Agreement are FIF AireBeam LLC, FIF St. George, LLC, and FIF Utah LLC (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses.

On October 29, 2025, BOB entered into a First Amendment to BOB Credit Agreement, which modified the BOB Credit Agreement by extending the term loan draw expiration date to December 31, 2025.

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of September 30, 2025 consists of approximately $10,300,000 under BOB's credit facility, of which approximately $1,050,000 is classified as current.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of September 30, 2025, we hold 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of Sky Harbour shares and warrants we hold relative to the average trading volume of these securities

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, funds available through the Credit Agreement Boston Omaha Broadband entered into on September 17, 2024, any funds that we may receive from cash flows from operations, future potential sales of our Sky Harbour stock, and any funds that we may receive through the sale of real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At September 30, 2025, we had approximately $37.1 million in unrestricted cash and approximately $18.2 million in short-term U.S. Treasury securities.

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

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2025, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial and accounting officers each concluded that, as of September 30, 2025, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company intends to repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about August 15, 2024 and expired on September 30, 2025. The actual timing, number, and value of shares repurchased under the Share Repurchase Program depended on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company was not obligated to repurchase any specific number of shares of its Class A common stock and did not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. Through the Share Repurchase Program, we repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million. We did not repurchase any shares of our Class A common stock during the first nine months of fiscal 2025 due to stock repurchase blackout periods.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2025, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

November 13, 2025

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial and Accounting Officer)

November 13, 2025