Form 10-K
period 2025-12-31
BOSTON OMAHA Corp
filed 2026-03-30
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $339,121,697.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,085,520 shares of Class A common stock and 580,558 shares of Class B common stock as of March 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025 or will be provided on a Form 10-K/A to be filed within 120 days of the registrant's fiscal year ended December 31, 2025.

BOSTON OMAHA CORPORATION

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by Public Law 104-67. All statements included in this Report, other than statements that relate solely to historical fact, are “forward-looking statements.” Such statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, including the impact of geopolitical tensions, inflation, tariffs, the state of the economy and financial markets generally, and their effect on the markets in which we operate and the broader demand for the products and services we sell as well as on the businesses of companies in which we have invested, our ability to refinance our indebtedness, the integration of businesses we may acquire, government regulation, the market for our Class A common stock, pandemics or any statement that may relate to strategies, plans or objectives for, or potential results of, future operations, financial results, financial condition, business prospects, growth strategy or liquidity, and are based upon management’s current plans and beliefs or current estimates of future results or trends. Forward-looking statements can generally be identified by phrases such as “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “predicts,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “could,” “designed,” “should be” and other similar expressions that denote expectations of future or conditional events rather than statements of fact.

Forward-looking statements include certain statements made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report, but also forward-looking statements that appear in other parts of this Report. Forward-looking statements are subject to known and unknown risks and reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements. These risks and uncertainties may include the risks and uncertainties described elsewhere in this Report, including under the caption “Risk Factors,” under Item 1A of this Report. Additionally, there may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

This Report also contains statistical and other industry and market data related to our business and industry that we obtained from industry publications and research, surveys and studies conducted by us and third parties as well as our estimates of potential market opportunities. Industry publications, third-party and our own research, surveys and studies generally indicate that such information has been obtained from sources believed to be reliable, although they or we do not guarantee the accuracy or completeness of such information. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by this data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock.

Summary of Risk Factors

Some of the factors that could materially and adversely affect our financial condition, results of operations, cash flow, the market price of shares of our Class A common stock or our prospects include, but are not limited to, the following. You should read this summary together with the more detailed description of each risk factor contained in Item 1A “Risk Factors” in this Annual Report on Form 10-K and the other reports and documents filed or furnished by us with the SEC from time to time for a more detailed discussion of the principal risks (as well as certain other risks) that you should carefully consider before deciding to invest in our securities.

Risks Related To Acquisitions and Operations of Our Business

●	We have incurred losses from operations since inception and we anticipate that we will continue to incur losses for the foreseeable future;

●

We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, we may fail to successfully operate acquired properties, in which event we may elect to sell all or a substantial portion of a business unit;

●

Our business strategy relies on the successful acquisition and integration of diverse companies and operations, and expansion of current business lines or entering into new industries could negatively impact our operating income;

●

A significant portion of our assets are securities we hold in other companies. Our investments in Sky Harbour Group Corporation ("Sky Harbour") Class A common stock and securities of other companies involve a substantial degree of risk and our investments in Sky Harbour Class A common stock and these other securities may be subject to material impairment charges depending on the value of these securities. Our ability to sell all or a portion of the Sky Harbour Class A common stock, which are registered, may be limited due to our significant ownership position relative to the total public market float for Sky Harbour's Class A common stock;

●

If we enter new business segments, members of our senior management may have limited or no experience in the industries we operate, and we will be reliant on key personnel. The departure of any of our key personnel could materially and adversely affect us; and

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

Risks Related to Ownership of Our Securities

●

The market price and trading volume of our Class A common stock as well as investments we hold in Sky Harbour and other publicly traded securities we own may be volatile and negatively impacted by broad market fluctuations;

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

●	We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock;

●	Certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock.

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

Outdoor Billboard Advertising

In June 2015, we commenced our billboard business operations through acquisitions by our wholly owned subsidiary, Link Media Holdings, LLC, which we refer to as "Link," of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2025, we operate approximately 3,900 billboards with approximately 7,500 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

We are attracted to the outdoor advertising market due to a number of factors, including high regulatory barriers to building new billboards in some states, growing demand, low maintenance capital expenditures for static billboards, low cost per impression for customers, and the potential opportunity to employ more capital in existing assets at reasonable returns in the form of perpetual easements and digital billboard conversions. In addition, unlike other advertising industries, the internet has not had a material adverse impact on outdoor advertising revenues. The billboard industry’s three largest companies are estimated to account for more than 50% of the industry’s total revenues, and several industry sources and our experience suggest that there are a large number of other companies serving the remainder of the market, providing a potentially significant source of billboards which may be acquired in the future.

Surety Insurance

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG,” designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of United Casualty and Surety Insurance Company, which we refer to as "UCS," a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. UCS now has licenses to operate in all 50 states and the District of Columbia. In addition, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. We currently operate our insurance brokerage businesses under our BOSS Bonds™ tradename. We offer independent insurance agents the opportunity to purchase surety insurance through our computerized portal which offers speed and ease in application processing for the independent agent. We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similar economics.

Broadband Services

In April 2019, we established a broadband subsidiary, Fiber is Fast, LLC, which has changed its name to Boston Omaha Broadband, LLC, which we refer to as "BOB." In March 2020, our subsidiary, FIF AireBeam LLC, which we refer to as "AireBeam," acquired substantially all of the business assets of FibAire Communications, LLC, which we refer to as "FibAire," a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of Utah Broadband, LLC, which we refer to as "UBB," a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which we refer to as "FFH," which partners with builders, developers and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, Inc. and Go Fiber LLC, which we refer to on a combined basis now as "InfoWest," fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of December 31, 2025, we have approximately 49,500 broadband customers (19,900 fiber customers) and 48,300 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

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

In recent years, BOAM has been staffed and equipped to support the growth of the fiber and real estate businesses. The high costs and significant risks associated with "fund financing" based on current market conditions led us to conclude that it would be more appropriate to pursue self-funding, bank debt, and other funding options for our fiber business at this time. As a result, we are winding down BOAM's operations and over the past 18 months have implemented significant cost cutting measures as BOAM now only manages real estate funds. With respect to our funds under management (the 24th Street Funds and the BFR Fund), we have been selling the underlying real estate assets at the highest price the market will bear with only a few projects still to be sold. Additionally, we will be returning capital to our fund partners during the wind-down process on the remaining portion of these assets.

Minority Investments

Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic Real Estate Companies, LLC, which we refer to as "Logic." On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street, from the members of 24th Street other than BOAM, for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential limited earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate.

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

●	In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units, which we refer to "Sky Series B Preferred Units." Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through December 31, 2025, we have sold 1,015,537 shares of Sky Harbour Class A common stock for gross proceeds of approximately $11.2 million. As of December 31, 2025, we held 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the remaining BFR Fund's entitled land assets to public homebuilders. Consequently, we are winding down the BFR Fund earlier than originally targeted. We have returned the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle.TV Inc., which we refer to as "MyBundle," a company serving the broadband industry by allowing consumers choices in bundling streaming services.

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

Our Relationship with Magnolia and Repurchase of Interests of Boulderado

In its role as general partner of MCF and Magnolia BOC I, LP, which we refer to as "MBOC I", Magnolia, through its ownership of Class A common stock and all of our Class B common stock, controls approximately 31% of the aggregate voting power and, as a result, will for the foreseeable future likely be able to continue to effectively control the election of our directors, determine our corporate and management policies and determine without the consent of our other stockholders the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Adam K. Peterson, our Chief Executive Officer and one of our directors, is a principal in Magnolia. In addition, Magnolia is the only holder of our Class B common stock, and has the ability to limit our ability to take certain actions, notwithstanding the approval of a majority of our board of directors to take such action.

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

On May 9, 2024, the Company, Alex B. Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”).  Effective as of May 9, 2024, Mr. Rozek resigned as an officer and director of the Company and all its direct and indirect subsidiaries, other than as a member of the board of directors of Sky Harbour.  Pursuant to the Separation Agreement, the Company repurchased from Mr. Rozek and Boulderado Partners, LLC, an entity controlled by Mr. Rozek, in the aggregate, 210,000 shares of Company Class A Common Stock, 527,780 shares of Company Class B Common Stock, and 51,994 warrants to acquire 51,994 shares of Company Class B Common Stock. The price of the Class A shares repurchased was based on the 30-trading day volume-weighted average price of the Class A Common Stock for the 30 trading days ending two trading days prior to the execution of the Separation Agreement. The price of the Class B shares repurchased was based on the 30-trading day volume-weighted average price of the Class A Common Stock for the 30 trading days ending two trading days prior to the execution of the Separation Agreement plus a blocking/control premium, for which management employed a third-party valuation expert. The aggregate purchase price paid to Mr. Rozek was $9,175,605, comprised of cash payments of $8,800,480 and 36,705 shares of Class A Common Stock of Sky Harbour. The aggregate purchase price paid to Boulderado was $9,951,113, comprised of cash payments of $7,960,891 and 194,738 shares of Class A Common Stock of Sky Harbour. Pursuant to the Separation Agreement, (a) we transferred to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001 of Sky Harbour, as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek received severance of $960,000, which was paid in full in equal monthly installments through November 2025, and (c) Mr. Rozek received employee benefits of $75,000, which was paid in full in equal monthly installments through November 2025, each of which are included within "Employee costs" within our Consolidated Statements of Operations. There are no other severance or other outstanding financial obligations to Mr. Rozek. Mr. Rozek agreed to customary non-solicitation, non-competition, confidentiality, cooperation, and return of property covenants.  As consideration for entering into a non-competition agreement, we paid Mr. Rozek $250,000. In addition, Mr. Rozek and the named executive officers and board of directors of the Company agreed to a mutual non-disparagement covenant, and the Company agreed, subject to certain conditions, to nominate Mr. Rozek as one of seven directors on the board of directors of Sky Harbour through the 2026 Sky Harbour Annual Meeting.

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

Outdoor Billboard Advertising. Since June 2015, through over twenty acquisitions, several asset purchases and one exchange, we have acquired numerous billboard structures, many with multiple faces, related easements, and rights in some instances to construct additional billboards. These billboards are located in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin. We paid a combined purchase price of over $240 million for these billboards and related assets. As of March 1, 2025, we operated approximately 3,900 billboard structures containing approximately 7,500 advertising faces, of which over 100 are digital displays.

Surety Insurance. Since September 2015, through six acquisitions, we have acquired one insurance company (UCS) and five insurance brokerage firms.  We paid a combined purchase price of approximately $21.7 million for these acquisitions. Additionally, we have contributed approximately $47.6 million in statutory capital to UCS. UCS is authorized to issue surety insurance in all 50 states and the District of Columbia, is approved by the United States Department of Treasury, and rated "A-" (Excellent) by A.M. Best Company.

Broadband Services. In March 2020, AireBeam acquired substantially all the business assets of FibAire, a rural broadband internet provider. AireBeam provided high-speed internet to over 8,000 subscribers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. We acquired AireBeam for approximately $12.3 million in cash and issued to FibAire’s co-founder and chief executive 10% of the equity in the newly formed entity. In December 2020, we acquired substantially all of the business assets of UBB, a rural broadband internet provider. UBB provided high-speed internet to over 10,000 subscribers in Salt Lake City, Park City, Ogden, Provo and surrounding communities. We acquired UBB for approximately $21.3 million in cash and issued to Alpine Networks, Inc., UBB’s member, 20% of the equity in the newly formed entity. In June 2021, we purchased the 10% equity stake in AireBeam from FibAire's co-founder and chief executive for approximately $664,000. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. We acquired InfoWest for approximately $38.8 million in cash and issued to the co-founders of InfoWest 20% of the equity in the newly formed entity. In June 2022, UBB completed the acquisition of Strawberry Communications, LLC's internet services business for approximately $1.1 million. In June 2023, InfoWest acquired from Pro Communication and Construction Services, LLC, which we refer to as “ProComm,” broadband construction equipment and related assets for a purchase price of approximately $2.9 million paid in cash. In October 2023, InfoWest acquired substantially all of the business assets of SunRiver Fiber Network from Cable Systems of Nevada, which we refer to as "Cable Systems," for a purchase price of approximately $4.4 million. In April 2024, we entered into agreements with the minority members of UBB and InfoWest, where the original owners exchanged their membership interests in the companies for unregistered shares of Boston Omaha Class A common stock valued at approximately $13.4 million at the time of the transaction. As a result, BOB now owns 100% of UBB and InfoWest.

Minority Investments. Since 2015, we have made minority investments in several different industries.

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic. On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential limited earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate.

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

●	In October 2020, our subsidiary BOC Yellowstone served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone" sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●	In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through December 31, 2025, we have sold 1,015,537 shares of Sky Harbour Class A common stock for gross proceeds of approximately $11.2 million. As of December 31, 2025, we held 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●	In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we are winding down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle, a company serving the broadband industry.

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

Outdoor Billboard Advertising. We currently own and operate approximately 3,900 billboard structures in the Southeast and Midwest United States containing approximately 7,500 advertising faces, of which over 100 are digital displays. In addition, we hold options to build additional billboards in a few of these states. Over 95% of our billboards reside on leased parcels of property. The site lease terms generally range from one to 20 years and often come with renewal options. Many of our leases contain options to extend the lease so as to allow continuous operation for many years or exist in areas where we believe that regulations make it probable a new lease will be signed prior to expiration on similar economic terms to existing leases. Bulletins are large advertising structures consisting of panels, called faces, on which advertising copy is displayed. On traditional billboards, the customer’s advertising copy is printed with computer-generated graphics on a single sheet of vinyl and wrapped around the billboard face. Bulletins are usually located on major highways and target vehicular traffic. Advertising contracts are typically short-term to medium-term (one week to three years). We generally lease individually selected bulletin space to advertisers for the duration of the contract.  In addition to the traditional displays described above, we also have digital displays which generally come with shorter term advertising contracts (one week to twelve months). Outdoor billboards were estimated as a $6.7 billion market in the U.S. in 2025 based on industry trade journals. Other outdoor advertising solutions, including street furniture (for example, bus shelters and benches), transit and other new alternative advertising signs at sports stadiums, malls, airports and other locations account for approximately an additional estimated $2.7 billion in revenues in 2025 according to industry sources. There is no concentration of industries to which we lease billboard space.

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

Surety insurers are highly regulated and scrutinized, through legal requirements for regular financial, market conduct and operational audits, and other means, in order to conduct business in the estimated $10.7 billion surety market, based on 2024 industry reports. Most surety companies, in turn, distribute surety bonds through licensed surety bond producers, licensed business professionals who have specialized knowledge of surety products, the surety market, and the business strategies and underwriting differences among sureties. A bond producer can serve as an objective, external resource for evaluating a construction firm’s capabilities and, where necessary, can suggest improvements to help the construction firm meet a surety company’s underwriting requirements. Bond producers compete based on their experience, reputation, and ability to issue bonds on behalf of sureties.

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

Broadband Services. Our broadband services businesses provide high-speed internet connectivity and are aimed at rural and other underserved communities that need higher speed and greater internet capacity. In the future, leading cable operators, such as Comcast, Charter Communications and Optimum, and other competitors, as well as other corporations providing competitive services, such as AT&T, T-Mobile and Verizon, may seek to enter the markets we serve. In addition, we may face competition from 5G in the home and other services incorporating new technologies. Technological changes are further intensifying and may challenge existing business models. Our internet services are expected to compete with wireless phone companies, satellite and other broadband providers, as well as wireline phone companies and other providers of wireline internet service and others seeking to build fiber-based network infrastructure.

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

As of March 1, 2026, we had 422 employees, of which 260 were in broadband operations, 92 were in billboard operations, 65 were in insurance services and 5 were in administrative or corporate related activities. Currently, more than 90% of our employees are full time. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is good.

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

We may expand the deployment of digital billboards in markets and in specific locations we deem appropriate and where the placement of these digital displays is permitted by government agencies regulating their locations. We are aware of some existing regulations in the U.S. that restrict or prohibit these types of digital displays. The findings of future studies related to the impact of digital billboards on driver safety issues, if any, may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment, which could have a material adverse effect on our business, results of operations and financial condition.

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

Borrowing of money. On August 12, 2019, Link entered into a Credit Agreement (the “Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which Link could borrow up to $40 million (the “Credit Facility”). The Credit Agreement provided for an initial term loan (“Term Loan 1”), an incremental term loan (“Term Loan 2”) and a revolving line of credit. Link initially borrowed approximately $18 million under Term Loan 1 and $5.5 million under Term Loan 2. On December 6, 2021, Link entered into a Fourth Amendment to Credit Agreement (the "Fourth Amendment"), that modified the Credit Agreement by increasing the borrowing limit to $30 million and combining the outstanding balances under Term Loan 1 and Term Loan 2 as well as any incremental borrowings into a term loan ("Term Loan"). The Term Loan is secured by all assets of Link and its operating subsidiaries, including a pledge of equity interests of each of Link’s subsidiaries. In addition, each of Link’s subsidiaries has joined as a guarantor to the obligations under the Credit Agreement. The loan is not guaranteed by Boston Omaha or any of our non-billboard businesses. As we continue to expand our billboard business through acquisitions, we may seek to increase the funds available to us through this Credit Facility or with a different lender. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028. The Term Loan has a fixed interest rate of 4.00% per annum. On May 30, 2024, Link entered into a Ninth Amendment to Credit Agreement, which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit from $10,000,000 to $15,000,000. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. On October 20, 2025, Link entered into a Tenth Amendment to Credit Agreement, which modified the Credit Agreement by extending the revolving line of credit maturity date and updating the definition of the consolidated fixed charge coverage ratio. The revolving line of credit is now due and payable on August 12, 2029. Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of December 31, 2025. The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate.

On September 17, 2024, three operating subsidiaries of BOB entered into a Credit Agreement (the “BOB Credit Agreement”) also with First National Bank of Omaha under which certain subsidiaries of BOB could borrow up to $20,000,000 in the aggregate in term loans (the “BOB Credit Facility”). The three operating subsidiaries which are the borrowers under the BOB Credit Agreement are AireBeam, InfoWest and UBB (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The BOB Credit Agreement was subsequently split into separate credit agreements with each of the Borrowers in order to allow certain borrowers to apply for federal loan funding, hereinafter referred to as the "BOB Credit Agreements." All material terms of the original BOB Credit Agreement remain unchanged in the Amended and Restated Credit Agreement for FIF Airebeam, LLC and FIF St. George, LLC and the Credit Agreement for FIF Utah, LLC. The loans under the BOB Credit Agreements are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses and must be drawn by December 31, 2025. The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1,000,000. Each term loan is due five years following the borrowing date of such term loan. As of December 31, 2025, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There is a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment. Pursuant to the BOB Credit Agreements, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period. BOB was in compliance with these covenants as of December 31, 2025. The BOB Credit Agreements include representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all of their assets to the Lender.

Long-term debt included within our Consolidated Balance Sheets as of December 31, 2025 consists of approximately $14,000,000 under BOB's credit facility, of which approximately $1,500,000 is classified as current, and approximately $34,800,000 under Link's credit facility, of which approximately $890,000 is classified as current and $9,100,000 is related to its revolving line of credit. Long-term debt included within our Consolidated Balance Sheets as of December 31, 2024 consisted of approximately $3,400,000 under BOB's credit facility, of which approximately $350,000 was classified as current, and $36,123,138 under Link's credit facility, of which $851,444 was classified as current and $9,600,000 was related to its revolving line of credit.

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

In addition, we have applied for federal loan and grant programs which would help to defray the costs of broadband buildout in rural and other underserved areas. The Broadband Equity, Access and Deployment Program ("BEAD") is a $42.45 billion federal initiative, funded by the 2021 Infrastructure Investment and Jobs Act, aimed at providing high-speed internet to all unserved and underserved locations across 56 U.S. states and territories. Administered by the NTIA, it prioritizes fiber deployment to bridge the digital divide, with funds distributed to states for infrastructure projects, mapping, and adoption. Similarly, the ReConnect Loan and Grant Program furnishes loans and grants to provide funds for the costs of construction, improvement, or acquisition of facilities and equipment needed to provide broadband service in eligible rural areas.

To date, BOB, through its subsidiaries, has applied for both ReConnect and BEAD funding and may apply in the future for funding under the program to further develop broadband services in certain locations. The BEAD and ReConnect programs are highly competitive and if BOB and its subsidiaries are successful in being awarded such funding, federal and state regulations place significant requirements on grantees to comply with numerous regulations and provides for penalties and reimbursement of grants under certain circumstances. This year, BOB has received notice of awards under both programs, which awards are subject to completion of certain closing conditions. The first award is under the ReConnect program for approximately $23 million of funding, half of which will be in the form of a grant and half of which will be in the form of  long-term debt available as requested by BOB in multiple draw downs, to deploy fiber to approximately 3,000 locations within UBB’s surrounding markets. The loan portion is a 20 year term loan under advantageous interest rates and which we, as the ultimate parent of UBB, must guarantee. Under the BEAD program, two of our broadband subsidiaries have received notice that they have been tentatively selected (subject to completion of final documentation) to receive awards of approximately $14 million in the aggregate of grant funding to deploy fiber to approximately 2,000 locations. These broadband subsidiaries will be required to ‘match’ approximately $5 million of the BEAD grant, half of which will be funded in cash and half of which will be funded in-kind.

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

Purchase and sale (or turnover) of acquired businesses. Our strategy is to acquire assets which have the potential to generate significant cash flow over an extended period of time. We reserve the right to dispose of a business or subset of a business unit if, based upon management’s periodic review of our portfolio, our Board of Directors determines that such action would be in our best interest.

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

Share repurchase program. On November 14, 2025, the Board approved and authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to also establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about November 18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During the year ending December 31, 2025, we repurchased 444,753 shares of our Class A common stock for a total cost of approximately $5,800,000.

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

We have incurred losses from operations in each year since 2015, when Magnolia and Boulderado purchased majority ownership in the company, sold the prior business and commenced new business activities. Our net loss from operations for the fiscal years ended December 31, 2025 and 2024 was approximately $3.9 million and $8.5 million, respectively. We have funded our operations to date principally from the sale of securities. In addition, as we acquire other businesses, we incur ongoing depreciation and amortization charges, which are typically spread over a number of years, as well as the costs of completing such acquisitions, which are expensed as incurred. Our losses may also include our pro rata portion of losses incurred by Sky Harbour as we account for our investment in Sky Harbour under the equity method of accounting. For these reasons, we may continue to incur significant losses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital and we cannot assure you that we will be able to be successful in implementing our business strategy.

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

In order to achieve the growth we seek, we may acquire numerous smaller market participants, which could require significant attention from management and increase risks, costs and uncertainties associated with integration. The businesses and other assets we acquire in the future may not achieve sufficient revenue or profitability to justify our investment, and any difficulties we may encounter in the integration process could interfere with our operations and reduce operating margins. We may need to make substantial capital and operating expenditures which may negatively impact our results in the near term, and the acquisitions may never meet our expectations. We continuously evaluate each of our business units and subsets of these business units and may elect to sell all or a portion of a business segment as determined by our board of directors. If we elect to sell all or a portion of a business unit, the sale of the disposed unit may disrupt operations, cause key talent loss, or create difficulties in separating shared services, impacting the remaining business's financial performance. If we elect to sell all or a portion of a business unit, we may may fail to secure a buyer, fail to consummate the transaction, or face prolonged closing timelines due to delays in obtaining any required approvals by government agencies or our lenders. Divestitures can also result in reduced cash flow, unexpected tax consequences, or the need to write down goodwill associated with the disposed business unit.

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

In addition to our review for possible impairment charges to securities we hold, we annually test goodwill for impairment and did so as of October 1, 2025. Based on our review at October 1, 2025, no impairment charge was required. We continue to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For example, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or more of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350, Goodwill and Other Intangible Assets and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s financial condition and results of operations.

We may raise additional equity capital through additional public or private placements, and issue equity securities under our 2022 Long-Term Incentive Plan, any of which could substantially dilute your investment.

If we sell shares or other equity securities in one or more other transactions, or issue stock, stock options or other securities pursuant to our current 2022 Long-Term Incentive Plan (the "2022 Incentive Plan"), investors may be materially diluted by such subsequent issuances. Although our plan is to not raise additional funding in the near-term through the sale of our securities, we may need significant additional capital in the future to continue our planned acquisitions. No assurance can be given that we will be able to obtain such funds upon favorable terms and conditions, if at all. Failure to do so could have a material adverse effect on our business. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Class A common stock, convertible securities or other equity or convertible securities in one or more transactions that may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, antidilution, and conversion and redemption rights, subject to applicable law, and at prices and in a manner we determine from time to time. Such issuances and the exercise of any convertible securities will dilute the percentage ownership of our stockholders and may affect the value of our capital stock and could adversely affect the rights of the holders of such stock, thereby reducing the value of such stock. Moreover, any exercise of convertible securities may adversely affect the terms upon which we will be able to obtain additional equity capital, since the holders of such convertible securities can be expected to exercise them at a time when we would, in all likelihood, not be able to obtain any needed capital on terms more favorable to us than those provided in such convertible securities.

Our 2022 Incentive Plan allows us to issue up to a total of 1,575,000 shares of Class A common stock (as defined under the Plan). In addition, the maximum number of shares of Class A common stock that may be delivered in satisfaction of awards will automatically increase, on February 1st of each calendar year, for a period ending on (and including) February 1, 2032 (each, an “Evergreen Date”) in an amount such that both the total number of shares of stock available and previously issued under the 2022 Incentive Plan shall equal five percent (5%) or such lesser amount outstanding as may be determined by our Board of Directors on the December 31st immediately preceding the applicable Evergreen Date. The number of shares of stock will also be adjusted for any stock dividend, stock split or combination of shares (including a reverse stock split), recapitalization or other change in our capital structure, plus any shares that are subject to awards that expire or are terminated or cancelled without the delivery of shares. To date, we have issued 175,559 shares of our Class A common stock under the 2022 Incentive Plan.

We may in the future file a new shelf registration statement which would allow us, from time to time, in one or more offerings, to offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of the offering. We may sell these securities to or through one or more underwriters, dealers or agents, or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we may offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

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

We currently account for our investment in Sky Harbour Class A common stock under the equity method. We have evaluated our investment in Sky Harbour as of December 31, 2025, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events.

If Sky Harbour's stock price drops below our carrying value of $6.36 per share for a sustained period of time, it will likely result in an impairment of our investment. As of December 31, 2025, the closing price of Sky Harbour Class A common stock was $8.97 per share and we held 11,671,494 shares of Sky Harbour Class A common stock and warrants to purchase 7,719,779 shares of Class A common Stock at a price of $11.50 per share. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions. As a result, we could incur a material impairment charge at any time in the future if we deem our investment to be impaired. Generally accepted accounting principles require us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if we are deemed to no longer have significant influence, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. Such mark to market accounting could result in significant volatility in our earnings based on changes in Sky Harbour's public stock price. While we intend to hold our Sky Harbour Class A common stock for the long term, we may in the future choose to sell all or a portion of our holdings for a variety of reasons resulting in realized losses or gains.

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

In 2020, we acted as the sponsor for the initial public offering of Yellowstone, a special purpose acquisition company ("SPAC"). As sponsor, we purchased approximately 3,300,000 shares of Yellowstone Class B common stock at a cost of $25,000 and private placement warrants at a cost of approximately $7.8 million. Between August 1, 2021 and January, 2022, we invested an additional $100 million in purchasing additional securities of Sky Harbour. The first financing in August 2021, in which we acquired 5,500,000 units of Sky Harbour LLC Class B Preferred Units allowed Sky Harbour LLC to consummate a private activity bond financing raising $160 million in proceeds in September 2021. Also, upon the closing of the Sky Harbour business combination in January 2022, we purchased an additional 4,500,000 shares of Class A common stock. Upon the closing of the Sky Harbour business combination, our Class B Preferred Units and Class B common stock converted to Class A common stock of Sky Harbour and our private placement warrants are now exercisable to purchase 7,719,779 shares of Class A common stock of Sky Harbour. Each Sky Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment, with each Sky Warrant being exercisable and non-redeemable. Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Class A common stock to an investor in the Yellowstone IPO. To date, we have invested a total of $107.8 million in Sky Harbour. All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. Due to the current trading volume of Sky Harbour Class A common stock, we anticipate that it would be difficult to sell any significant amount of our Sky Harbour Class A common stock and Warrants at the present time and for the foreseeable future. As of March 27, 2026, we and our UCS subsidiary collectively owned 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 warrants to purchase Sky Harbour Class A common stock.

Our investments in Sky Harbour Group Corporation's Class A common stock and Sky Warrants and other publicly traded and privately-held securities involve a substantial degree of risk.

In addition to our investment in Sky Harbour Class A common stock and warrants, we have in the past and may continue to hold investments in other public company securities and securities in privately-held companies. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities have also generally experienced significantly more volatility in those returns. The publicly traded securities we acquire may fail to appreciate and may decline in value or become worthless. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities and corporate bonds involve special risks, such as the risk of deferred distributions, credit risk, illiquidity, changes in value based upon interest rates changes and other macroeconomic factors, and limited voting rights. Under generally accepted accounting principles, we may be required to reflect the value of our securities in publicly-traded companies at their current market value as of the end of each fiscal quarter. As a result, this mark-to-market accounting can change values for these types of securities on our balance sheet as market conditions change. Mark-to-market accounting can become volatile if market prices fluctuate greatly and changes in the fair value of investments could significantly impact our reported results.

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

Link entered into a credit agreement in August 2019 with a commercial bank which provides Link and its subsidiaries the opportunity to borrow through a combination of long-term debt and a line of credit. Link's current borrowings under the bank credit facility as of December 31, 2025 totaled approximately $34,800,000, of which $9,100,000 is related to its revolving line of credit. The remaining balance of the term loan becomes due and payable in 2028 and the revolving line of credit is due in 2029. In September 2024, three operating subsidiaries of BOB entered into a credit agreement with the same commercial bank under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans. BOB's current borrowings under the bank credit facility as of December 31, 2025 totaled approximately $14,000,000. In addition, Link and BOB may incur additional indebtedness in the future. Accordingly, Link and BOB are subject to the risks associated with significant indebtedness, including:

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

A continued deterioration in general economic conditions may harm our business, results of operations, cash flows, and financial position. General global and domestic economic conditions directly affect the levels of demand and production of consumer goods, levels of employment, the availability and cost of credit, and ultimately, the demand for our billboard, surety insurance, and broadband products and services and the profitability of our business. Over the past several years, the U.S. economy has experienced inflation, and we have experienced, and may continue to experience, cost inflation across our business lines. Inflation has resulted in, and may continue to result in, higher costs, which we may not be able to recover through higher prices charged to our customers or otherwise. Interest rates have increased, which may result in lower consumer demand and higher borrowing costs, and may cause general economic conditions to deteriorate and could impact our cost of borrowing. Also, reduced government spending could impact our operating businesses and result in the loss of programs which may benefit our businesses, such as programs to encourage development of broadband services in underserved areas. Decreases in the value of equity securities our UCS subsidiary owns could require us to provide additional capital to UCS to maintain its level of business under regulatory requirements. Increases in tariffs could adversely impact the costs of materials and our ability to obtain such materials. If global economic conditions continue to deteriorate, economies could experience a recession, which may result in higher unemployment rates, lower disposable income, lower consumer spending, and lower Company earnings and investment. These factors may result in continued lower demand for our products and services and negatively affect our business, results of operations, and cash flows.

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

Our Chief Executive Officer, Adam K. Peterson, is a managing member of separate investment management entities that collectively own 18.6% of our Class A common stock and all of our Class B common stock. While we have deemed that the outside business endeavors of our management team do not currently constitute a conflict of interest, it is possible that a conflict of interest could arise between the performance of our executive management team and their roles as managing members of entities which together own a majority of our outstanding capital stock. These conflicts may not be resolved in our favor. Such conflicts of interest could have a material adverse effect on our business and operations. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. We have the authority to engage various contracting parties, which may be affiliates of ours or of our directors. As such, our directors may have a conflict of interest between their fiduciary duties to manage the business for our benefit and that of our stockholders and their direct and indirect affiliates’ interests in establishing and maintaining relationships with us and in obtaining compensation for services rendered to us. With respect to such affiliates, there may be an absence of arms’ length negotiations with respect to the terms, conditions and consideration with respect to goods and services provided to or by us. Brendan J. Keating is also the Manager of Logic, 24th Street and Local Asset Management, LLC. Adam K. Peterson, Brendan J. Keating and Jeffrey C. Royal (where Mr. Royal has recently been appointed as Chief Executive Officer) all serve as members of the board of directors of Old Market Capital Corporation and Adam K. Peterson and David Graff serve as members of the board of directors of Nelnet, Inc.

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

Our surety insurance business is subject to extensive insurance regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations. Failure to maintain our A.M. Best current rating or our U.S. Treasury Department listing would significantly impact our ability to operate effectively in the surety market.

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

We use reinsurance to help manage our exposure to insurance risks. Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The availability and cost of reinsurance is subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. In addition, reinsurance programs are generally subject to renewal on an annual basis and reinsurance coverage may be cancelled or reduced in amount and scope of coverage. We may not be able to obtain reinsurance in acceptable amounts and/or on acceptable terms from entities with satisfactory creditworthiness. If we are unable to obtain new reinsurance facilities or renew expiring facilities, our net exposures would increase and we may not be able to maintain certain customer accounts. In such event, if we are unwilling to bear an increase in our net exposure, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

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

The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as:

●	changes in claims handling procedures;

●	adverse changes in loss cost trends;

●	economic conditions including general inflation which may more adversely impact certain portions of the markets in which we sell surety insurance, such as private and public construction projects.

●	legal trends and legislative changes;

●	limited claims experience in newer insurance products; and

●	varying judgments and viewpoints of the individuals involved in the estimation process, among others.

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

A number of our planned business initiatives in the insurance markets we intend to serve will involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or grow market share:

●	We may develop products that insure risks we have not previously insured, contain new coverage or coverage terms or contain different commission terms;

●	We may refine our underwriting processes;

●	We may seek to expand distribution channels; and

●	We may focus on geographic markets within or outside of the United States where we have had relatively little or no market share;

●	We may not be successful in introducing new products or expanding in targeted markets and, even if successful, these efforts may create enhanced risks;

●	Demand for new products or in new markets may not meet our expectations;

●

To the extent we are able to market new products or expand in new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated or effective as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations;

●	Models underlying underwriting and pricing decisions may not be effective;

●	Efforts to develop new products or markets have the potential to create or increase distribution channel conflict;

●	To develop new products or markets, we may need to make substantial capital and operating expenditures, which may also negatively impact results in the near term;

●	Efforts to develop new products or markets have the potential to create or increase distribution channel conflict; and

●	If our efforts to develop new products or expand in targeted markets are not successful, our results of operations could be materially adversely affected.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of the date of this Annual Report on Form 10-K, A.M. Best has assigned a financial strength rating of “A-” (Excellent) to our operating subsidiary, UCS. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analysis include but are not limited to:

●	if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;

●	if unfavorable financial, regulatory, reinsurance or market trends affect us, including excess market capacity;

●	if our losses exceed our loss reserves or if we incur higher losses which impact our ability to obtain reinsurance at reasonable levels;

●	if we have unresolved issues with government regulators;

●	if we are unable to retain our senior management or other key personnel;

●	if our investment portfolio held by UCS incurs significant losses; or

●	if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

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

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting, and Section 404(b) requires our independent registered accounting firm to attest to and report on our management’s assessment of our internal controls starting with our fiscal year ending December 31, 2026. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. In order to comply with these requirements, we may need to (i) upgrade our systems, (ii) implement additional financial and management controls, reporting systems and procedures, (iii) strengthen our internal audit function, and (iv) hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

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

Our Class A common stock price has been, and is likely to continue to be, volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your Class A common stock at or above your original purchase price. The market price for our Class A common stock may be influenced by many factors, many of which are beyond our control, including those discussed in this “Risk Factors” section and elsewhere in this Annual Report and the following:

●	our operating and financial performance and prospects;

●	success of our competitors' products or services;

●	regulatory or legal developments in the United States, especially changes in laws or regulations applicable to our products and services, and changes in federal and state corporate tax laws;

●	additions or departures of key management personnel;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy as well as the success, or lack thereof, in Sky Harbour's growth strategy and financial results;

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

●

general economic, industry and market conditions, including those resulting from inflation, tariffs, geopolitical issues; natural disasters, severe weather events, terrorist attacks, epidemics and pandemics (such as the COVID-19 pandemic) and responses to such events;

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

We are providing information in this Annual Report on Form 10-K under the reduced disclosure requirements for smaller reporting companies and the reduced disclosure provided in this Form 10-K may make our Class A common stock less attractive to investors.

We were previously a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. We will retain our status as a non-accelerated filer though 2026 under applicable transition rules. Under these transition rules, we are permitted to provide in this Form 10-K the more limited disclosure requirements for smaller reporting companies.  These more limited reporting requirements allow us in this Form 10-K to provide simplified executive compensation disclosures, provide only two years of audited financial statements and avoid the requirement to have our independent auditor annually report on and attest to our management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)). Commencing with our Form 10-Q for the quarter ended March 31, 2026, we will become subject to more expansive disclosure requirements. The decreased disclosures in this Form 10-K under the transition rules for smaller reporting companies may make it harder for investors to analyze our results of operations and financial prospects and certain elements of our compensation program for executive officers and key employees.

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

If our current stockholders sell substantial amounts of our Class A common stock in the public market in a short period of time, the market price of our Class A common stock could decrease. The perception in the public market that our current stockholders might sell shares of Class A common stock could also create a perceived overhang and depress our market price. As of March 27, 2026, MBOC I holds for the benefit of Massachusetts Institute of Technology ("MIT") and a pension fund managed by MIT 5,589,253 shares of our Class A common stock. In addition, the MIT affiliated pension fund separately reported on January 20, 2026, that it owns an additional 1,602,449 shares of our Class A common stock. Additionally, Mr. Peterson and entities managed by Magnolia own 587,031 shares of our Class A common stock and 580,558 shares of our Class B common stock, which converts on a one for one basis into an equivalent number of shares of our Class A common stock.

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

In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, the remaining 522,231 shares of our Class A common stock are available for resale under that registration statement. As of December 31, 2025, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock.

As of March 27, 2026, an additional 665,195 shares of our Class A common stock are owned directly or indirectly by our officers and directors and their affiliates other than Mr. Peterson and are available for resale under Rule 144 under the Securities Act. In addition, we have issued 175,559 shares of our Class A common stock under the 2022 Long-Term Incentive Plan and may issue additional shares in the future. Although we have not registered the shares issued or available for issuance under the 2022 Long-Term Incentive Plan, we may do so in the future.

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

Entities managed by Magnolia currently effectively control 31.7% of the votes needed on all voting matters brought before our stockholders, making it difficult for stockholder proposals not approved by Magnolia to receive stockholder approval.

Currently, MCF owns all of our Class B common stock and entities managed by Magnolia own 18.6% of our Class A common stock, resulting in their holding 31.7% of the aggregate voting power of the company. As a result, Mr. Peterson and entities managed by Magnolia together control 33.4% of the aggregate voting power. Moreover, it is possible that entities managed by Magnolia may increase their ownership in us if we sell additional shares of stock to them in connection with any future capital raise we may conduct. Also, each share of Class B common stock is entitled to cast 10 votes for all matters on which our stockholders vote, while each share of Class A common stock is entitled to cast only one vote. For the foreseeable future, entities managed by Magnolia will likely continue to effectively make it more difficult for stockholder proposals not approved by Magnolia to pass; make it more difficult for director nominations not approved by Magnolia to succeed; and, as a result, Magnolia may effectively control our management, policies, and operations. Our other stockholders will not have voting control over our actions, including the determination of other industries and markets that we may enter.

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

At any time when shares of Class B common stock are outstanding, we may not, without the affirmative vote of the Class B Director:

●

Amend, alter, or otherwise change the rights, preferences or privileges of the Class B common stock, or amend, alter or repeal any provision of our certificate of incorporation or bylaws in a manner that adversely affects the powers, preferences or rights of the Class B common stock;

●	Liquidate, dissolve or wind-up our business, effect any merger or consolidation or any other deemed liquidation event or consent to any of the foregoing;

●	Create, or authorize the creation of, or issue additional shares of Class B common stock, or increase the authorized number of shares of any additional class or series of capital stock;

●	Increase or decrease the authorized number of directors constituting the Board of Directors;

●	Hire, terminate, change the compensation of, or amend the employment agreements of, our executive officers;

●	Purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of our capital stock;

●

Create, or authorize the creation of, or issue, or authorize the issuance of any debt security, if our aggregate indebtedness for borrowed money following such action would exceed $10,000, or guarantee, any indebtedness except for our own trade accounts arising in the ordinary course of business;

●	Make, or permit any subsidiary to make, any loan or advance outside of the ordinary course of business to any employee or director;

●

Create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by us or permit any direct or indirect subsidiary to sell, lease, or otherwise dispose of all or substantially all of the assets of any subsidiary;

●	Change our principal business, enter new lines of business, or exit the current line of business;

●	Enter into any agreement involving the payment, contribution, or assignment by us or to us of money or assets greater than $10,000;

●

Enter into or be a party to any transaction outside of the ordinary course of business with any of our directors, officers, or employees or any “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any such person or entity; or

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

As of March 27, 2026, we had 7,815,468 shares of Class A common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of Class A common stock and options, rights, warrants and appreciation rights relating to Class A common stock for consideration and on terms and conditions established by our Board of Directors in its sole discretion, subject to applicable laws and NYSE rules, whether in connection with acquisitions, financings or otherwise. Any Class A common stock that we issue would dilute the percentage ownership held by current investors.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price and antidilution protection, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Class A common stock could be depressed to some extent by the existence of the preferred stock. As of March 27, 2026, no shares of preferred stock have been issued.

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

As of December 31, 2025, we had NOLs of approximately $133.4 million. We have assessed the impact of the 2018 private placement, our “at the market” offerings, our 2020 public offering, our 2021 public offering, and other transactions to determine whether an “ownership change,” as defined in Section 382 of the Internal Revenue Code, has occurred and do not anticipate that such shifts would result in any permanent limitation on our ability to utilize NOLs. Additionally, it is possible that future transactions may cause us to undergo one or more ownership changes. Certain of these NOLs may be also at risk of limitation in the event of a future ownership change.

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

Item 2.    Properties.

Our corporate headquarters is located in Omaha, Nebraska. As of December 31, 2025, we maintained offices in various locations in the United States with leases expiring between 2026 and 2042. In connection with the acquisition of various billboard sites, we own a small percentage of these sites and in most instances lease the sites from third parties. Land leases related to the structures are typically paid in advance for periods ranging from one to twelve months. The lease contracts include those with fixed payments and those with escalating payments. Some of the lease contracts contain a base rent payment plus an additional amount up to a particular percentage of revenue. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained. We also own several parcels in Arizona used by our broadband business for storage of equipment.

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

As of March 27, 2026, the closing price per share of our common stock was $11.78, as reported by the NYSE.

Holders of Our Common Stock

As of March 27, 2026, there were approximately 100 holders of record of shares of our Class A common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.  As of March 27, 2026, there were 30,085,520 shares of Class A common stock outstanding. As of March 27, 2026, we also had 580,558 shares of Class B common stock held entirely by MCF.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

In August 2022, our shareholders approved the 2022 Incentive Plan. Commencing in January 2023, we have issued stock grants under the 2022 Incentive Plan of our Class A common stock to our Chief Financial Officer, the president of our billboard subsidiary, the president of our broadband subsidiary, other key employees, and our current and previous independent directors totaling 175,559 shares. Certain of the grants to the employees and the independent directors are subject to vesting periods of up to three years from the date of grant. The 2022 Incentive Plan currently is authorized to issue 1,575,000 shares of our Class A common stock and maintains an evergreen provision allowing for the issuance of a total of 5% of our issued and outstanding Class A common stock and Class B common stock, which amount is adjusted annually based on shares outstanding at the end of the fiscal year. We currently have 1,399,441 shares available for grant under the 2022 Incentive Plan.

Issuer Purchases of Equity Securities

On November 14, 2025, the Board approved and authorized the Share Repurchase Program, replacing a share repurchase program established in 2024 which expired on September 30, 2025, pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about November 18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During fiscal 2025, we repurchased 444,753 shares of our Class A common stock for a total cost of approximately $5,800,000. No shares were repurchased in 2025 under the prior share repurchase program established in 2024.

Item 6.	Selected Financial Data.

While the Company is no longer a “smaller reporting company” as of the last business day of its most recently completed second fiscal quarter, under the rules and regulations of the Securities and Exchange Commission, the Company may finish reporting using the scaled disclosure afforded to a smaller reporting company for the rest of the fiscal year, including in its Annual Report on Form 10-K.

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

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly owned subsidiary, of smaller billboard companies located in the Southeast United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of December 31, 2025, we operate approximately 3,900 billboards with approximately 7,500 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

Surety Insurance. In September 2015, we established an insurance subsidiary, GIG, designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of UCS, a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. UCS now has licenses to operate in all 50 states and the District of Columbia. In addition, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. We may in the future expand the reach of our insurance activities to other forms of insurance which may have similar characteristics to surety, such as high volume and low average policy premium insurance businesses which historically have similar economics.

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which partners with builders, developers and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of December 31, 2025, we have approximately 49,500 broadband customers (19,900 fiber customers) and 48,300 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management, brokerage and related services business as well as an asset management business. We currently own 30% of Logic. On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM for cash and BOC Class A common stock valued at $5,016,494 in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of $2,759,072 in cash at closing, an additional $1,254,102 in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential limited earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate.

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

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through December 31, 2025, we have sold 1,015,537 shares of Sky Harbour Class A common stock for gross proceeds of approximately $11.2 million. As of December 31, 2025, we held 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following is a comparison of our results of operations for the year ended December 31, 2025, which we refer to as “fiscal 2025,” compared to the year ended December 31, 2024 which we refer to as “fiscal 2024.”

Revenues.  For fiscal 2025 and fiscal 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2025		2024		2025 vs 2024
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Revenues:
Billboard rentals, net	$45,851,335	40.1%	$45,153,076	41.7%	$698,259
Broadband services	41,194,668	36.0%	39,098,228	36.1%	2,096,440
Premiums earned	23,182,446	20.3%	19,759,540	18.2%	3,422,906
Insurance commissions	2,057,170	1.8%	1,962,692	1.8%	94,478
Investment and other income	2,090,729	1.8%	2,301,365	2.2%	(210,636)
Total Revenues	$114,376,348	100.0%	$108,274,901	100.0%	$6,101,447

We realized total revenues of $114,376,348 during fiscal 2025, an increase of 5.6% over revenues of $108,274,901 during fiscal 2024. The key factors impacting revenue across each of our businesses during fiscal 2025 were as follows:

●	Net billboard rentals increased by 1.5% in fiscal 2025 when compared to fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services increased by 5.4% in fiscal 2025 when compared to fiscal 2024, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary increased by 17.3% in fiscal 2025 when compared to the fiscal 2024. The increase in premiums earned was primarily due to increases in gross written premium production throughout fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased by 4.8% in fiscal 2025 when compared to fiscal 2024, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS and BOAM decreased by 9.2% from $2,301,365 in fiscal 2024 to $2,090,729 in fiscal 2025, mainly due to winding down BOAM's operations.

Expenses.  For fiscal 2025 and fiscal 2024, our expenses in dollars and as a percentage of total revenues were as follows:

	For the Years Ended December 31,
	2025		2024		2025 vs 2024
	Amount	As a % of Total Revenues	Amount	As a % of Total Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$14,931,320	13.0%	$15,496,805	14.3%	$(565,485)
Cost of broadband revenues	9,701,996	8.5%	9,444,030	8.7%	257,966
Cost of insurance revenues	14,432,722	12.6%	9,400,691	8.7%	5,032,031
Employee costs	34,284,576	29.9%	38,146,193	35.2%	(3,861,617)
Professional fees	4,117,922	3.6%	4,898,144	4.5%	(780,222)
General and administrative	15,882,612	13.9%	16,237,654	15.0%	(355,042)
Depreciation	17,020,257	14.9%	14,495,747	13.4%	2,524,510
Amortization	7,751,053	6.8%	7,683,952	7.1%	67,101
Accretion	217,876	0.2%	218,472	0.2%	(596)
(Gain) loss on disposition of assets	(35,839)	(0.0%)	720,691	0.7%	(756,530)
Total Costs and Expenses	$118,304,495	103.4%	$116,742,379	107.8%	$1,562,116

During fiscal 2025, we had total costs and expenses of $118,304,495, as compared to total costs and expenses of $116,742,379 in fiscal 2024. Total costs and expenses as a percentage of revenues decreased from 107.8% in fiscal 2024 to 103.4% in fiscal 2025. The key factors impacting costs and expenses across each of our businesses during fiscal 2025 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 34.3% in fiscal 2024 to 32.6% in fiscal 2025. The decrease was mainly driven by lower commissions paid and other billboard cost of revenues.

●

Cost of broadband revenues decreased as a percentage of broadband revenues from 24.2% in fiscal 2024 to 23.6% in fiscal 2025. The decrease was mainly driven by lower other broadband cost of revenues and software costs as well as organic revenue growth within our broadband businesses.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 39.4% in fiscal 2024 to 53.0% in fiscal 2025. The increase was mainly driven by an increase in commissions paid as well as higher loss and loss adjustment expense mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premiums.

●

Employee costs in fiscal 2025 were $34,284,576, or 30.0% of total revenues, as compared to $38,146,193, or 35.2% in fiscal 2024. The decrease was mainly driven by one-time severance and bonus payments to our former Co-CEO as a part of his separation and stock repurchase agreement during the second quarter of fiscal 2024. Excluding the one-time severance and bonus payments, employee costs would have been 32.1% of total revenues in fiscal 2024.

●

Professional fees in fiscal 2025 were $4,117,922, or 3.6% of total revenues, as compared to $4,898,144, or 4.5% of total revenues, in fiscal 2024. The decrease was mainly driving by the one-time legal fees associated with our former Co-CEO's separation and stock repurchase agreement during the second quarter of fiscal 2024.

●

General and administrative expenses in fiscal 2025 were $15,882,612, or 13.9% of total revenues, as compared to $16,237,654, or 15.0% of total revenues, in fiscal 2024. The decrease was mainly driven by expense reductions within our asset management and broadband businesses. The decrease was partially offset by an increase in expenses within our insurance business and at Boston Omaha's parent company.

●

Non-cash expenses in fiscal 2025 included $17,020,257 in depreciation expense, $7,751,053 in amortization expense, and $217,876 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations in fiscal 2025 was $3,928,147, or 3.4% of total revenues, as compared to a net loss from operations of $8,467,478, or 7.8% of total revenues, in fiscal 2024. The decrease in net loss from operations was primarily due to one-time costs associated with our former Co-CEO's separation and stock repurchase agreement during the second quarter of fiscal 2024, improved operations within our broadband and billboard businesses, and lower expenses within our asset management business, which were partially offset by higher commissions paid and loss and loss adjustment expense within our insurance business. Our net loss from operations included $24,989,186 from non-cash amortization, depreciation and accretion expenses in fiscal 2025, as compared to $22,398,171 in fiscal 2024.

Other Income (Expense). During fiscal 2025, we had net other expense of $14,456,549. Net other expense included (i) other investment losses of $19,874,269 mainly driven by a $17,554,005 unrealized loss on the Sky Harbour warrants held by Boston Omaha as these warrants are valued based on a mark-to-market reporting method and losses of $6,920,718 within BOAM primarily related to changes in the fair value of the underlying assets within the 24th Street and BFR Funds, which were partially offset by $4,134,847 in realized gains on the sale of 730,095 shares of Sky Harbour Class A common stock, and (ii) interest expense of $2,330,043 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by income of $6,544,671 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest and dividend income of $1,203,092. During fiscal 2024, we had net other income of $11,564,072. Net other income included $29,059,717 in other investment income mainly driven by a $16,983,514 unrealized gain on the Sky Harbour warrants held by Boston Omaha, other investment income of $7,815,912 primarily related to the sale of real estate and changes in the fair value of remaining assets within the 24th Street Funds and BFR Fund, $1,957,056 in non-cash gains associated with the transfer of Sky Harbour Class A common stock to our former Co-CEO as a part of his separation and stock repurchase agreement, $1,137,684 in realized gains on the sale of 285,442 shares of Sky Harbour Class A common stock, and interest and dividend income of $1,385,884. These items were partially offset by a loss of $17,283,281 from unconsolidated affiliates mainly related to non-cash losses from our equity method position in Sky Harbour and interest expense of $1,598,248 mainly incurred under Link's term loan and revolver.

Generally accepted accounting principles ("GAAP") requires us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method and, in contrast to our mark-to-market quarterly valuation of our Sky Harbour warrants, we do not include any unrealized gains or losses related to the change in Sky Harbour's Class A common stock price in our reported earnings. In the future, if we are deemed to no longer have significant influence, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of December 31, 2025, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.36 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $12,427,540 in fiscal 2025, or a loss per share of $0.40, based on 31,413,667 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $1,292,450 in fiscal 2024, or a loss per share of $0.04, based on 31,496,857 diluted weighted average shares outstanding.

The following tables report results for the following four segments in which we operate: billboards, broadband, insurance and asset management for fiscal 2025 and fiscal 2024:

Results of Billboard Operations

	For the Years Ended December 31,
	2025		2024
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Billboard rentals, net	$45,851,335	100.0%	$45,153,076	100.0%
Cost of Revenues
Ground rents	8,468,658	18.5%	8,241,212	18.3%
Utilities	1,884,017	4.1%	1,846,056	4.1%
Commissions paid	2,857,484	6.2%	3,543,865	7.8%
Other costs of revenues	1,721,161	3.8%	1,865,672	4.1%
Total cost of revenues	14,931,320	32.6%	15,496,805	34.3%
Gross margin	30,920,015	67.4%	29,656,271	65.7%
Other Operating Expenses
Employee costs	8,621,513	18.8%	7,812,497	17.3%
Professional fees	290,820	0.6%	223,165	0.5%
General and administrative	4,042,182	8.8%	4,033,121	8.9%
Depreciation	5,311,586	11.6%	5,151,286	11.4%
Amortization	3,885,881	8.5%	3,902,738	8.7%
Accretion	204,101	0.5%	204,659	0.5%
(Gain) loss on disposition of assets	(76,985)	(0.2%)	63,455	0.1%
Total expenses	22,279,098	48.6%	21,390,921	47.4%
Segment Income from Operations	8,640,917	18.8%	8,265,350	18.3%
Interest expense, net	(1,467,443)	(3.2%)	(1,410,216)	(3.1%)
Net Income Attributable to Common Stockholders	$7,173,474	15.6%	$6,855,134	15.2%

Comparison of Fiscal 2025 to Fiscal 2024. In fiscal 2025, there was a 1.5% increase in net billboard revenues from fiscal 2024, reflecting steady rental and occupancy rates across a number of our markets. This growth was achieved despite the headwind of last year's political spend, which did not repeat in fiscal 2025. The key factors affecting our billboard operations results during fiscal 2025 were as follows:

●	Ground rent expense as a percentage of total segment operating revenues increased from 18.3% in fiscal 2024 to 18.5% in fiscal 2025.

●

Commissions paid as a percentage of total segment operating revenues decreased from 7.8% in fiscal 2024 to 6.2% in fiscal 2025. The decrease is mainly due to the change in Link's management compensation structure to align with strategic goals whereby certain commissions were replaced by other compensation reported under employee costs, as stated below.

●

Employee costs as a percentage of total segment operating revenues increased from 17.3% in fiscal 2024 to 18.8% in fiscal 2025. The increase is mainly due to the filling of open positions to align processes and lower operating costs in other expense categories as well as the change in Link's management compensation structure whereby, as stated above, certain commissions were replaced by other compensation reported under employee costs.

●	General and administrative expenses as a percentage of total segment operating revenues decreased from 8.9% in fiscal 2024 to 8.8% in fiscal 2025.

●	Depreciation and amortization expense as a percentage of total segment operating revenues were 11.6% and 8.5% in fiscal 2025 compared to 11.4% and 8.7% in fiscal 2024, respectively.

●	Net interest expense was $1,467,443 in fiscal 2025 compared to net interest expense of $1,410,216 in fiscal 2024. The increase is mainly driven by the revolving line of credit.

Results of Broadband Operations

	For the Years Ended December 31,
	2025		2024
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Broadband revenues	$41,194,668	100.0%	$39,098,228	100.0%
Cost of Revenues
Network operations and data costs	5,461,665	13.3%	5,081,153	13.0%
Software costs	741,771	1.8%	798,992	2.1%
Cell site rent and utilities	1,398,994	3.4%	1,415,053	3.6%
Other costs of revenues	2,099,566	5.1%	2,148,832	5.5%
Total cost of revenues	9,701,996	23.6%	9,444,030	24.2%
Gross margin	31,492,672	76.4%	29,654,198	75.8%
Other Operating Expenses
Employee costs	14,546,120	35.3%	15,541,832	39.7%
Professional fees	507,448	1.2%	850,528	2.2%
General and administrative	6,904,287	16.8%	7,418,184	19.0%
Depreciation	11,417,378	27.7%	9,078,651	23.2%
Amortization	3,566,037	8.7%	3,509,856	9.0%
Accretion	13,775	0.0%	13,813	0.0%
Loss on disposition of assets	41,146	0.1%	657,236	1.7%
Total expenses	36,996,191	89.8%	37,070,100	94.8%
Segment Loss from Operations	(5,503,519)	(13.4%)	(7,415,902)	(19.0%)
Interest expense, net	(583,887)	(1.4%)	(32,019)	(0.1%)
Noncontrolling interest in subsidiary income	(15,304)	(0.0%)	-	-
Net Loss Attributable to Common Stockholders	$(6,102,710)	(14.8%)	$(7,447,921)	(19.1%)

Comparison of Fiscal 2025 to Fiscal 2024. In fiscal 2025, total operating revenues increased by 5.4% when compared to fiscal 2024 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during fiscal 2025 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues increased from 13.0% in fiscal 2024 to 13.3% in fiscal 2025. The increase is mainly driven by increased cell site circuit costs related to new project developments.

●

Other costs of revenues as a percentage of total segment operating revenues decreased from 5.5% in fiscal 2024 to 5.1% in fiscal 2025. The decrease is mainly driven by a focused effort to reduce spending within our broadband businesses.

●

Employee costs as a percentage of total segment operating revenues decreased from 39.7% in fiscal 2024 to 35.3% in fiscal 2025. The decrease is mainly driven by headcount reductions within our broadband businesses.

●

Professional fees as a percentage of total segment operating revenues decreased from 2.2% in fiscal 2024 to 1.2% in fiscal 2025. The decrease is mainly driven by one-time consulting fees in fiscal 2024 related to government program applications.

●

General and administrative expenses as a percentage of total segment operating revenues decreased from 19.0% in fiscal 2024 to 16.8% in fiscal 2025. The decrease is mainly driven by a focused effort to reduce general and administrative spending within our broadband businesses.

●	Depreciation expense increased by $2,338,727 from fiscal 2024. The increase in depreciation expense is mainly driven by continued capital investments across all of our broadband businesses.

●	Net interest expense was $583,887 in fiscal 2025 compared to $32,019 in fiscal 2024. The increase is mainly driven by the borrowings on the BOB credit facility.

Results of Insurance Operations

	For the Years Ended December 31,
	2025		2024
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Premiums earned	$23,182,446	85.1%	$19,759,540	82.9%
Insurance commissions	2,057,170	7.6%	1,962,692	8.2%
Investment and other income	1,996,819	7.3%	2,129,218	8.9%
Total operating revenues	27,236,435	100.0%	23,851,450	100.0%
Cost of Revenues
Commissions paid	7,113,926	26.1%	5,707,648	23.9%
Premium taxes, fees, and assessments	659,453	2.4%	519,588	2.2%
Losses and loss adjustment expense	6,659,343	24.5%	3,173,455	13.3%
Total cost of revenues	14,432,722	53.0%	9,400,691	39.4%
Gross margin	12,803,713	47.0%	14,450,759	60.6%
Other Operating Expenses
Employee costs	9,265,087	34.0%	8,499,669	35.6%
Professional fees	1,116,729	4.1%	487,447	2.0%
General and administrative	3,098,548	11.4%	2,647,495	11.1%
Depreciation	180,380	0.6%	154,897	0.7%
Amortization	160,246	0.6%	160,247	0.7%
Total expenses	13,820,990	50.7%	11,949,755	50.1%
Segment (Loss) Income from Operations	(1,017,277)	(3.7%)	2,501,004	10.5%
Other investment income	301,915	1.1%	218,015	0.9%
Equity in income of unconsolidated affiliates	1,853,386	6.8%	-	-
Net Income Attributable to Common Stockholders	$1,138,024	4.2%	$2,719,019	11.4%

Comparison of Fiscal 2025 to Fiscal 2024. In fiscal 2025, total operating revenues increased by 14.2% when compared to fiscal 2024, mainly due to increased earned premiums at our UCS insurance subsidiary. The key factors affecting our insurance operations results during fiscal 2025 were as follows:

●

Premiums earned from our UCS insurance subsidiary increased 17.3% in fiscal 2025 when compared to fiscal 2024. The increase in premiums earned was primarily due to increases in production throughout fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●	Insurance commissions generated by our surety brokerage operations increased by 4.8% in fiscal 2025 when compared to fiscal 2024, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS decreased from $2,129,218 in fiscal 2024 to $1,996,819 in fiscal 2025, mainly due to a decrease in yields on invested assets.

●

Commissions paid as a percentage of total segment operating revenues increased from 23.9% in fiscal 2024 to 26.1% in fiscal 2025, mainly due to increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of insurance revenues increased from 13.3% in fiscal 2024 to 24.5% in fiscal 2025, mainly due to an increase in claim payments. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premiums.

●

Employee costs as a percentage of total segment operating revenues decreased from 35.6% in fiscal 2024 to 34.0% in fiscal 2025. The decrease is mainly driven by organic revenue growth within our insurance businesses, which was partially offset by an increase in headcount and higher salary costs.

●	Professional fees as a percentage of total segment operating revenues increased from 2.0% in fiscal 2024 to 4.1% in fiscal 2025, mainly due to fees associated with several internal projects.

●

General and administrative expenses as a percentage of total segment operating revenues increased from 11.1% in fiscal 2024 to 11.4% in fiscal 2025, mainly due to an increase in rent costs and software development costs related to IT projects.

●

During fiscal 2025, UCS had equity in income of unconsolidated affiliates of $1,853,386 related to UCS' investment in Sky Harbour Class A common stock and $301,915 in other investment income from realized and unrealized gains on investments in publicly held securities. As of December 31, 2025, UCS had $868,043 in publicly held securities (marked to market) and $17,533,794 in Sky Harbour Class A common stock (equity method). We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Years Ended December 31,
	2025		2024
	Amount	As a % of Segment Operating Revenues	Amount	As a % of Segment Operating Revenues
Operating Revenues
Investment and other income	$93,910	100.0%	$172,147	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	93,910	100.0%	172,147	100.0%
Other Operating Expenses
Employee costs	-	-	766,064	445.0%
Professional fees	706,417	752.2%	754,253	438.2%
General and administrative	165,035	175.8%	562,824	326.9%
Depreciation	-	-	-	-
Amortization	-	-	-	-
Total expenses	871,452	928.0%	2,083,141	1210.1%
Segment Loss from Operations	(777,542)	(828.0%)	(1,910,994)	(1110.1%)
Interest and dividend income	29,218	31.1%	536,524	311.6%
Other investment (loss) income	(6,920,718)	(7369.5%)	7,815,912	4540.3%
Noncontrolling interest in subsidiary loss (income)	5,893,202	6275.4%	(4,599,100)	(2671.6%)
Net (Loss) Income Attributable to Common Stockholders	$(1,775,840)	(1891.0%)	$1,842,342	1070.2%

Comparison of Fiscal 2025 to Fiscal 2024. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for fiscal 2025 to fiscal 2024 may not be meaningful. The key factors affecting our asset management operations results during fiscal 2025 were as follows:

●	Employee costs in fiscal 2025 were completely removed as we wind down BOAM's operations and implement cost-cutting measures.

●

Professional fees decreased by $47,836 in fiscal 2025 when compared to fiscal 2024. The decrease is mainly driven by the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street and BFR Funds. The Services Agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses decreased by $397,789 in fiscal 2025 when compared to fiscal 2024 as we wind down BOAM's operations and implement cost-cutting measures.

●

Interest and dividend income decreased by $507,306 in fiscal 2025 when compared to fiscal 2024. The decrease is mainly related to the distribution of excess cash in the 24th Street and BFR Funds to limited partners during the second quarter of fiscal 2024.

●	Other investment loss in fiscal 2025 primarily included the changes in the fair value of the 24th Street and BFR Funds mainly driven by the decrease in value of certain underlying real estate.

●

Noncontrolling interest in subsidiary loss in fiscal 2025 primarily included the external limited partners' share of GAAP losses within the 24th Street and BFR Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for Fiscal 2025 compared to Fiscal 2024. The table below summarizes our cash flows in dollars for fiscal 2025 and fiscal 2024:

	2025	2024
Net cash provided by operating activities	$17,857,490	$21,241,580
Net cash (used in) provided by investing activities	(13,546,607)	28,099,816
Net cash provided by (used in) financing activities	1,206,318	(47,557,174)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$5,517,201	$1,784,222

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $17,857,490 during fiscal 2025 as compared to net cash provided by operating activities of $21,241,580 during fiscal 2024. The decrease in net cash provided by operating activities was mainly driven by an increase in expenses within our insurance business, an increase in prepaid expenses as well as a decrease in accounts payable and accrued expenses. These items were partially offset by improved cash flow generation within our billboard and broadband businesses as well as lower expenses within our asset management business and Boston Omaha's parent company.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $13,546,607 during fiscal 2025 as compared to net cash provided by investing activities of $28,099,816 during fiscal 2024. During fiscal 2025, net cash used in investing activities is primarily attributable to $27,898,145 in capital expenditures, mainly within our broadband businesses, which was partially offset by $14,366,051 in net cash proceeds mainly from the sale or maturity of U.S. Treasury securities, sale of real estate investments within BOAM, and sale of marketable equity securities.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $1,206,318 during fiscal 2025 as compared to net cash used in financing activities of $47,557,174 during fiscal 2024. During fiscal 2025, net cash provided by financing activities mainly consisted of $11,500,000 in borrowings on BOB's credit facility, $3,936,347 in collateral received at UCS, and $525,256 in proceeds from the issuance of stock related to Magnolia Capital Fund, LP's exercise in full of its remaining Class B warrants. These items were partially offset by $7,084,357 in distributions to noncontrolling interests from the 24th Street and BFR Funds, $5,752,737 in stock repurchases, and $2,293,195 in principal payments on long-term debt.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At December 31, 2025, we had approximately $28.6 million in unrestricted cash and $20.7 million in short-term U.S. treasury securities. Our strategy is to continue to expand certain parts of our existing businesses as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies. We reserve the right to dispose of a business or subset of a business unit if, based upon management’s periodic review of our portfolio, our Board of Directors determines that such action would be in our best interest.

On November 14, 2025, the Board approved and authorized the Share Repurchase Program, pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The Share Repurchase Program went into effect on or about November 18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During fiscal 2025, we repurchased 444,753 shares of our Class A common stock for a total cost of approximately $5,800,000.

There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash, and slow our anticipated growth. If we elect to sell all or a portion of a business unit, the sale of the disposed unit may disrupt operations, cause key talent loss, or create difficulties in separating shared services, impacting the remaining business's financial performance. If we elect to sell all or a portion of a business unit, we may may fail to secure a buyer, fail to consummate the transaction, or face prolonged closing timelines due to delays in obtaining any required approvals by government agencies or our lenders. Divestitures can also result in reduced cash flow, unexpected tax consequences, or the need to write down goodwill associated with the disposed business unit. Although we have entered into, and expect to continue to enter into, non-binding letters of intent to acquire businesses on a regular basis, we do not currently have any agreements, commitments or understandings for any specific material acquisitions that are probable of being consummated at this time.

To date, we have raised funds through the sale of our common stock in public offerings, sales of our common stock in “at the market” programs, term loan financings through our Link and BOB subsidiaries, proceeds from the sale of publicly traded securities held by us, cash flow from operations, and, prior to 2019, through private placements of our common stock.

2022 Shelf Registration Statement

In April 2022, we filed a shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, and which has now expired, relating to the registration of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500 million. Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,039 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund, and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. Also, we registered shares held by Adam Peterson and his affiliates underlying the Class A common stock and shares of Class A common stock issuable upon conversion of shares of Class B common stock of which shares have been sold. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All of the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. Based upon filings by these shareholders with the SEC, as of December 31, 2025, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock. The 2022 shelf registration statement expired in May 2025.

We may in the future file a new shelf registration statement which would allow us, from time to time, in one or more offerings, to offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of the offering. We may sell these securities to or through one or more underwriters, dealers or agents, or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we may offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

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

On October 20, 2025, Link entered into a Tenth Amendment to Credit Agreement, which modified the Credit Agreement by extending the revolving line of credit maturity date and updating the definition of the consolidated fixed charge coverage ratio. The revolving line of credit is now due and payable on August 12, 2029. In order to consolidate the various amendments to the Credit Agreement, the Tenth Amendment to Credit Agreement incorporated the previous amendments to the Credit Agreement into a Restated Credit Agreement.

Long-term debt included within our Consolidated Balance Sheets as of December 31, 2025 consists of Link’s Term Loan borrowings of approximately $25,700,000, of which approximately $890,000 is classified as current, and $9,100,000 related to the revolving line of credit as of December 31, 2025.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of December 31, 2025.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021, a Fifth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 3, 2022, a Sixth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on April 11, 2023, a Seventh Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on September 26, 2023, an Eighth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on February 16, 2024, a Ninth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 5, 2024, and a Tenth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.20 to this Report on Form 10-K.

Boston Omaha Broadband Credit Agreements

On September 17, 2024, three operating subsidiaries of Boston Omaha Broadband, LLC ("BOB") entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “BOB Credit Facility”). The BOB Credit Agreement was subsequently split into separate credit agreements with each of the Borrowers in order to allow certain borrowers to apply for federal loan funding, hereinafter referred to as the "BOB Credit Agreements." All material terms of the original BOB Credit Agreement remain unchanged in the Amended and Restated Credit Agreement for FIF Airebeam, LLC and FIF St. George, LLC and the Credit Agreement for FIF Utah, LLC. The three operating subsidiaries which are the borrowers under the BOB Credit Agreements are FIF AireBeam LLC, FIF St. George, LLC, and FIF Utah LLC (collectively, the “Borrowers”). The loans are guaranteed by BOB but are not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses.

On October 29, 2025, BOB entered into a First Amendment to BOB Credit Agreements, which modified the BOB Credit Agreement by extending the term loan draw expiration date to December 31, 2025.

The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1,000,000. Each term loan is due five years following the borrowing date of such term loan. As of December 31, 2025, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There was a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment.

Pursuant to the BOB Credit Agreements, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period.

The BOB Credit Agreements include representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all of their assets to the Lender.  The foregoing summaries of the BOB Credit Agreements and the transactions contemplated thereby do not purport to be a complete description and are qualified in their entirety by reference to the terms and conditions of each of the BOB Credit Agreements, copies of which are included as Exhibits 10.22 and 10.28 to this Annual Report on Form 10-K.

Long-term debt included within our Consolidated Balance Sheets as of December 31, 2025 consists of approximately $14,000,000 under BOB's credit facility, of which approximately $1,500,000 is classified as current, and approximately $34,800,000 under Link's credit facility, of which approximately $890,000 is classified as current and $9,100,000 is related to its revolving line of credit. Long-term debt included within our Consolidated Balance Sheets as of December 31, 2024 consisted of approximately $3,400,000 under BOB's credit facility, of which approximately $350,000 was classified as current, and $36,123,138 under Link's credit facility, of which $851,444 was classified as current and $9,600,000 was related to its revolving line of credit.

Investments in Yellowstone Acquisition Company and Sky Harbour

In 2020, we acted as the sponsor for the initial public offering of Yellowstone and purchased 3,399,724 shares of Yellowstone Class B common stock and 7,719,779 private placement warrants at a combined cost of approximately $7.8 million. On August 1, 2021, we entered into an equity purchase agreement with Sky Harbour LLC by which Sky Harbour LLC unitholders would acquire a majority interest in the combined businesses following the completion of a business combination. As part of the equity purchase agreement, and immediately prior to the completion by Sky Harbour LLC of a private activity bond financing raising $160 million in proceeds in September 2021, we purchased Class B Preferred Units in Sky Harbour LLC for a purchase price of $55 million, which Class B Preferred Units converted to 5,500,000 shares of Sky Harbour Class A common stock upon the closing of the Sky Harbour business combination on January 25, 2022. Also, upon the closing of the business combination, we purchased an additional 4,500,000 shares of Sky Harbour Class A common stock for a purchase price of $45 million.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of December 31, 2025, we hold 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour Warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of Sky Harbour shares and warrants we hold relative to the average trading volume of these securities.

Future Working Capital Requirements

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, funds available through the Credit Agreement Boston Omaha Broadband entered into on September 17, 2024, any funds that we may receive from cash flows from operations, and any funds that we may receive through the sale of the remaining real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At December 31, 2025, we had approximately $28.6 million in unrestricted cash and $20.7 million in short-term U.S. treasury securities.

If future additional significant acquisition opportunities and expansion opportunities within our billboard and broadband services businesses become available in excess of our currently available cash, U.S. Treasury securities, and marketable equity securities, we may need to seek additional capital through long term debt borrowings, the sale of our securities, and/or other financing options and we may not be able to obtain such debt or equity financing on terms favorable to us or at all. In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. In addition to current credit facilities at Link and Boston Omaha Broadband, any future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Existing credit facilities at Link and Boston Omaha Broadband impose restrictions that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard, insurance, asset management, and broadband businesses. Specifically, these restrictions place limits on Link, Boston Omaha Broadband, and their subsidiaries’ ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge, consolidate, transfer or sell assets. Both credit facilities require Link and Boston Omaha Broadband to meet a fixed charge coverage ratio and other financial covenants. Link’s ability as well as Boston Omaha Broadband's ability to comply with these loan covenants may be affected by factors beyond their control and a breach of any loan covenants would likely result in an event of default under either Credit Agreement, which would permit the Lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate their commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks.

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

Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2025, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Recently Issued Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data.

          Our Consolidated Financial Statements and the related notes, together with the Reports of Independent Registered Public Accounting Firms Deloitte and Touche LLP (PCAOB ID 34) and KPMG, LLP (PCAOB ID 185) thereon, are set forth below beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial and accounting officer each concluded that, as of December 31, 2025, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, which we refer to as “COSO 2013.” Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fiscal year ended  December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 or will be provided on a Form 10-K/A to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements. The following Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

2.

Financial Statement Schedules. All schedules have been omitted because they are either not required or the  information required is included in our consolidated financial statements or the notes thereto included in Item 8 hereof.

3.	Exhibits are set forth in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1 (*)	Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2017.

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

10.6 (*)	Credit Agreement, dated August 12, 2019 by and between Link Media Holdings, LLC, and First National Bank of Omaha filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.7 (*)	Security Agreement, dated August 12, 2019, by and among Link Media Holdings, LLC and the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.8 (*)	Subsidiaries Guaranty dated August 12, 2019 by and among the Subsidiary Guarantors in Favor of First National Bank of Omaha filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.9 (*)	$24,900,000 Term Loan Note 1 dated August 12, 2019 issued by Link Media Holdings, LLC to First National Bank of Omaha filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on August 13, 2019.

10.10 (*)	First Amendment to Credit Agreement dated October 25, 2019 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 25, 2019.

10.11 (*)	Second Amendment to Credit Agreement dated June 25, 2020 filed as Exhibit 10.1 to the Company’s Current report on Form 8-K as filed with the Commission on June 30, 2020.

10.12 (*)	Third Amendment to Credit Agreement filed as Exhibit10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on August 24, 2021.

10.13 (*)	Fourth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.14 (*)	Amended and Restated Term Loan Note filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 9, 2021.

10.15 (*)	Fifth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2022.

10.16 (*)	Sixth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2023.

10.17 (*)	Seventh Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 26, 2023.

10.18 (*)	Eighth Amendment to Credit Agreement filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 16, 2024.

10.19 (*)	Ninth Amendment to Credit Agreement filed as Exhibit 10.1. to the Company's Current Report on Form 8-K as filed with the Commission on June 5, 2024.

10.20 (#)	Tenth Amendment to Credit Agreement dated as of October 20, 2025.

10.21 (*)	Second Amended and Restated Revolving Note filed as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on June 5, 2024.

10.22 (#)(+)	Credit Agreement by and between First National Bank of Omaha and FIF Utah, LLC, dated as of October 29, 2025.

10.23 (#)(+)	Security Agreement by and between First National Bank of Omaha and FIF Utah, LLC dated as of October 29, 2025.

10.24 (#)	Term Note A to FIF Utah Credit Agreement

10.25 (#)	Term Note B to FIF Credit Agreement

10.26 (#)	Guaranty of Boston Omaha Broadband, LLC to FIF Utah Credit Agreement

10.27 (#)	Guaranty of FIF Airebeam, LLC and FIF St. George, LLC to FIF Utah Credit Agreement

10.28 (#)(+)	Credit Agreement by and among First National Bank of Omaha, FIF Airebeam, LLC and FIF St. George, LLC dated as of October 29, 2025

10.29 (#)(+)	Security Agreement by and between First National Bank of Omaha, FIF Airebeam,LLC and FIF St. George, LLC dated as of October 29, 2025

10.30 (#)	Term Note A to Airebeam/St. George Credit Agreement

10.31 (#)	Term Note B to Airebeam/St. George Credit Agreement

10.32 (#)	Guaranty of Boston Omaha Broadband to Airebeam/St.George Credit Agreement

10.33 (#)	Guaranty of FIF Utah, LLC to Airebeam/St. George Credit Agreement

10.34 (*)(+)	Separation and Stock Repurchase Agreement by and among Alex Rozek, Boulderado Partners, LLC and the Company filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as with the Commission on May 10, 2024.

10.35 (*) (+)	Services Agreement by and between Local Asset Management LLC and Boston Omaha Asset Management LLC filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on May 17, 2024.

10.36 (*)(+)	Boston Omaha Corporation 2022 Long-Term incentive Plan filed as Exhibit A to the Company's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the Commission on June 28, 2022.

14.1 (*)	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2016.

19 (#)	Insider Trading Policy of the Company.

21.1 (#)	Schedule of Subsidiaries of the Company.

23.1 (#)	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2 (#)	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

23.3 (#)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 (#)	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

97.1 (*)	Policy for the Recovery of Erroneously Awarded Compensation filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 2024.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(+)	Management contract or compensatory plan or arrangement.
(#)	Filed herewith.
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

(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary.

The Company has determined not to include a summary of information required by this Item 16 of the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON OMAHA CORPORATION (Registrant) By: /s/ Adam K. Peterson Adam K. Peterson, President and Chief Executive Officer (Principal Executive Officer) March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/	Adam K. Peterson	President, Chief Executive Officer and Chairman of the Board of Directors	March 30, 2026
	Adam K. Peterson	(Principal Executive Officer)

/s/	Tom Burt	Director	March 30, 2026
Tom Burt

/s/	David S. Graff	Director	March 30, 2026
David S. Graff

/s/	Brendan J. Keating	Director	March 30, 2026
Brendan J. Keating

/s/	Frank H. Kenan II	Director	March 30, 2026
Frank H. Kenan II

/s/	Jeffrey C. Royal	Director	March 30, 2026
Jeffrey C. Royal

/s/	Vishnu Srinivasan	Director	March 30, 2026
Vishnu Srinivasan

/s/	Joshua P. Weisenburger	Chief Financial Officer	March 30, 2026
	Joshua P. Weisenburger	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Boston Omaha Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Boston Omaha Corporation and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, based on our audit and the report of EisnerAmper LLP, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Sky Harbour Group Corporation, the Company's investment in which is accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Sky Harbour Group Corporation of $74.3 million as of December 31, 2025, and its equity in income of Sky Harbour Group Corporation of $6.4 million for the year ended December 31, 2025. Those financial statements were audited by EisnerAmper LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sky Harbour Group Corporation, is based solely on the report of EisnerAmper LLP.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit and the report of EisnerAmper LLP provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Assets Invested by the Investments in Special Purpose Entities– Refer to Notes 7 & 8 to the Financial Statements

Critical Audit Matter Description

The Company’s variable interest entities of 24th Street Fund I, LLC, 24th Street Fund II, LLC, and Fund One Boston Omaha Build for Rent LP each hold investments in special purpose entities whose primary assets are real estate, for which third-party appraisals were obtained. Appraisals of the real estate assets held by the special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate. The income capitalization approach used expected market rents and capitalization rates. The comparable sales approach used observable market transactions to value the underlying real estate. As of December 31, 2025, total investments in special purpose entities were $24.3 million.

Given the subjectivity in estimating these key assumptions, performing audit procedures to evaluate whether these underlying real estate assets were appropriately valued required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the key assumptions affecting these underlying real estate assets included the following, among others:

●	We selected a sample of real estate assets and performed the following:

o	Tested the underlying characteristics that served as the basis for the analysis to evaluate that the inputs to the estimate were accurate and complete.

o	With the assistance of our fair value specialists:

o	Assessed the appropriateness of management’s methodologies used to determine the fair value for the underlying real estate assets.

o

Evaluated the reasonableness of management’s future expected market rents by comparing the market rent assumptions to external sources, including signed and active leases of similar properties, and to contractual information of leases recently signed at the respective real estate asset.

o	Assessed the reasonableness of the capitalization rates by comparing the selected capitalization rates to observable market sources.

o	Assessed the reasonableness of management’s fair value by comparing to transactions and listings of comparable properties from external sources.

Reserves for Unpaid Losses and Loss Adjustment Expenses – Refer to Note 15 to the Financial Statements

Critical Audit Matter Description

The Company’s reserves for unpaid losses and loss adjustment expenses relate to short duration surety insurance contracts. Key assumptions affecting these unpaid losses and loss adjustment expenses include paid and incurred loss development factors and expected loss ratios, which are primarily driven by historical claims paid and incurred data and consideration of the level of premiums written during the current and prior years. As of December 31, 2025, reserves for unpaid losses and loss adjustment expenses were $6.5 million.

Given the subjectivity of estimating these key assumptions, performing audit procedures to evaluate whether certain of these unpaid losses and loss adjustment expenses were appropriately valued as of December 31, 2025, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the key assumptions affecting certain of these unpaid losses and loss adjustment expenses included the following, among others:

●	We tested the underlying data that served as the basis for the actuarial analysis to evaluate that the inputs to the actuarial estimate were accurate and complete.

●

With the assistance of our actuarial specialists, we developed independent estimates of the unpaid losses and loss adjustment expenses, utilizing loss data and industry claim development factors as needed, and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
March 30, 2026

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Boston Omaha Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Boston Omaha Corporation and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audit and the report of EisnerAmper LLP, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. We did not audit the financial statements of Sky Harbour Group Corporation (a 16.4 percent owned investee company). The Company’s investment in Sky Harbour Group Corporation was $72.0 million as of December 31, 2024, and its equity in loss of unconsolidated affiliates of Sky Harbour Group Corporation was ($17.2) million. The financial statements of Sky Harbour Group Corporation were audited by EisnerAmper LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sky Harbour Group Corporation, is based solely on the report of EisnerAmper LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides and the report of EisnerAmper LLP provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2020 to 2025.

Omaha, Nebraska
March 30, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sky Harbour Group Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sky Harbour Group Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Constructed assets, long-lived assets, and cost of construction – Indicators of Impairment

As of December 31, 2025, the Company had constructed assets and long-lived assets, net of accumulated depreciation, and cost of construction of approximately $349.8 million. As disclosed in Note 2 to the financial statements, the Company monitors events and changes in circumstances representing triggering events that could indicate that the carrying amounts of constructed assets, long-lived assets, and cost of construction may not be recoverable at asset group level. Examples of the types of events and circumstances that would cause management to assess the Company’s constructed assets, long-lived assets, and cost of construction for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used or its physical condition; natural disasters; a change in the projected holding period; significant changes regarding future occupancy; and changes in the local markets or economic conditions. When such events or changes in circumstances are present, the Company assesses potential impairment by comparing projected future cash flows over the anticipated holding period on an undiscounted basis to the carrying amount of the asset. These projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, anticipated holding period, and changes in economic and other relevant conditions.

We identified the evaluation of indicators of impairment as a critical audit matter due to significant judgment made by management in identifying indicators of impairment. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management’s significant assumptions related to the impairment evaluation including identifying events and circumstances that exist that would indicate the carrying amounts of constructed assets, long-lived assets, and cost of construction may not be recoverable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied and identifying the existence of any triggering events, including comparing estimated costs to completion to initial budgets, comparing lease occupancy rates at the asset group level, as well as performing trend analysis including revenue and net operating income at the asset group level year over year, and considering if the determination was reasonable considering the past and current economic performance of the airport projects and if consistent with evidence obtained in other areas of the audit. We tested completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management regarding known or expected changes in business conditions, asset utilization, strategic plans, or regulatory or economic factors that could affect the recoverability of constructed assets, long‑lived assets, and cost of construction.

/s/ EisnerAmper

We have served as the Company’s auditor since 2020.

EISNERAMPER LLP

Iselin, New Jersey

March 19, 2026

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31,

	2025	2024

Current Assets:
Cash and cash equivalents	$28,624,064	$28,289,712
Cash held by BOAM funds and other	4,180,225	2,933,723
Accounts receivable, net	16,022,158	12,433,587
Short-term investments	28,185,899	44,953,337
Marketable equity securities	868,043	2,393,260
U. S. Treasury securities	20,670,032	10,976,969
Funds held as collateral assets	13,910,338	9,973,991
Prepaid expense and other current assets	6,474,305	5,492,822

Total Current Assets	118,935,064	117,447,401

Property and Equipment, net	172,603,612	161,593,673

Other Assets:
Goodwill	182,380,136	182,380,136
Intangible assets, net	51,358,659	58,332,625
Investments	51,434,408	74,080,331
Investments in unconsolidated affiliates	74,816,890	72,435,867
Deferred policy acquisition costs	2,944,576	2,161,721
Right of use assets	58,426,854	59,742,166
Other	172,090	171,809

Total Other Assets	421,533,613	449,304,655

Total Assets	$713,072,289	$728,345,729

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,

	2025	2024

Current Liabilities:
Accounts payable and accrued expenses	$13,952,323	$16,378,301
Short-term payables for business acquisitions	1,360,693	121,104
Lease liabilities	5,269,586	5,333,611
Funds held as collateral	13,910,338	9,973,991
Unpaid losses and loss adjustment expenses	6,539,177	5,873,192
Unearned premiums	13,576,411	12,985,868
Current maturities of long-term debt	2,386,624	1,201,448
Deferred revenue	3,178,012	3,044,009

Total Current Liabilities	60,173,164	54,911,524

Long-term Liabilities:
Asset retirement obligations	4,231,333	4,013,457
Lease liabilities	54,383,643	54,994,879
Long-term debt, less current maturities	46,384,986	38,363,356
Other long-term liabilities	88,264	1,417,091
Deferred tax liability	11,738,933	11,925,969

Total Liabilities	177,000,323	165,626,276

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 31,019,355 and 30,943,349 shares issued, respectively	31,019	30,943
Class B common stock, $.001 par value, 1,161,116 shares authorized, 580,558 and 527,780 shares issued and outstanding, respectively	581	528
Additional paid-in capital	540,709,898	539,126,302
Treasury stock, at cost, 561,868 and 111,323 shares, respectively	(7,429,229)	(1,589,322)
Accumulated deficit	(17,176,482)	(4,748,942)

Total Boston Omaha Stockholders' Equity	516,135,787	532,819,509
Noncontrolling interests	19,936,179	29,899,944
Total Equity	536,071,966	562,719,453

Total Liabilities and Stockholders' Equity	$713,072,289	$728,345,729

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,

	2025	2024

Revenues:
Billboard rentals, net	$45,851,335	$45,153,076
Broadband services	41,194,668	39,098,228
Premiums earned	23,182,446	19,759,540
Insurance commissions	2,057,170	1,962,692
Investment and other income	2,090,729	2,301,365

Total Revenues	114,376,348	108,274,901

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	14,931,320	15,496,805
Cost of broadband revenues (exclusive of depreciation and amortization)	9,701,996	9,444,030
Cost of insurance revenues (exclusive of depreciation and amortization)	14,432,722	9,400,691
Employee costs	34,284,576	38,146,193
Professional fees	4,117,922	4,898,144
General and administrative	15,882,612	16,237,654
Amortization	7,751,053	7,683,952
Depreciation	17,020,257	14,495,747
(Gain) loss on disposition of assets	(35,839)	720,691
Accretion	217,876	218,472

Total Costs and Expenses	118,304,495	116,742,379

Net Loss from Operations	(3,928,147)	(8,467,478)

Other Income (Expense):
Interest and dividend income	1,203,092	1,385,884
Equity in income (loss) of unconsolidated affiliates	6,544,671	(17,283,281)
Other investment (loss) income	(19,874,269)	29,059,717
Interest expense	(2,330,043)	(1,598,248)

Net (Loss) Income Before Income Taxes	(18,384,696)	3,096,594
Income tax benefit	79,258	274,821

Net (Loss) Income	(18,305,438)	3,371,415
Noncontrolling interest in subsidiary loss (income)	5,877,898	(4,663,865)

Net Loss Attributable to Common Stockholders	$(12,427,540)	$(1,292,450)

Basic Net Loss per Share	$(0.40)	$(0.04)

Diluted Net Loss per Share	$(0.40)	$(0.04)

Basic Weighted Average Class A and Class B Common Shares Outstanding	31,413,667	31,496,857

Diluted Weighted Average Class A and Class B Common Shares Outstanding	31,413,667	31,496,857

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Retained Earnings (Accumulated Deficit)	Total
Stockholders' equity January 1, 2024	30,255,739	1,055,560	$30,256	$1,056	$522,506,626	$-	$62,606,822	$15,669,488	$600,814,248

Stock issued as compensation	58,249	-	58	-	917,737	-	-	-	917,795

Stock issued for acquisition of noncontrolling interests, Broadband subsidiaries	839,361	-	839	-	15,701,939	-	-	-	15,702,778

Cancellation of Class A and Class B treasury shares and Class B warrants repurchased	(210,000)	(527,780)	(210)	(528)	-	-	-	(19,125,980)	(19,126,718)

Minority owner contributions	-	-	-	-	-	-	156,082	-	156,082

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	50,000	-	50,000

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(7,856,159)	-	(7,856,159)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(29,655,901)	-	(29,655,901)

Treasury stock purchased	-	-	-	-	-	(1,589,322)	-	-	(1,589,322)

Net income attributable to minority interests, December 31, 2024	-	-	-	-	-	-	4,599,100	-	4,599,100

Net (loss) attributable to common stockholders, December 31, 2024	-	-	-	-	-	-	-	(1,292,450)	(1,292,450)

Stockholders' equity December 31, 2024	30,943,349	527,780	$30,943	$528	$539,126,302	$(1,589,322)	$29,899,944	$(4,748,942)	$562,719,453

Exercise of Class B Warrants	-	52,778	-	53	525,203	-	-	-	525,256

Stock issued as compensation	76,006	-	76	-	1,061,679	-	-	-	1,061,755

Stock returned to treasury for payroll taxes	-	-	-	-	-	(87,170)	-	-	(87,170)

Offering costs	-	-	-	-	(3,286)	-	-	-	(3,286)

Minority owner contributions	-	-	-	-	-	-	378,290	-	378,290

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,120,465)	-	(1,120,465)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(3,343,692)	-	(3,343,692)

Treasury stock purchased	-	-	-	-	-	(5,752,737)	-	-	(5,752,737)

Net (loss) attributable to minority interests, December 31, 2025	-	-	-	-	-	-	(5,877,898)	-	(5,877,898)

Net (loss) attributable to common stockholders, December 31, 2025	-	-	-	-	-	-	-	(12,427,540)	(12,427,540)

Stockholders' equity December 31, 2025	31,019,355	580,558	$31,019	$581	$540,709,898	$(7,429,229)	$19,936,179	$(17,176,482)	$536,071,966

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,

	2025	2024
Cash Flows from Operating Activities:
Net (Loss) Income	$(18,305,438)	$3,371,415
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of right of use assets	5,670,233	5,493,263
Depreciation, amortization, and accretion	24,989,186	22,398,171
Income taxes	(136,669)	(290,427)
(Gain) loss on disposition of assets	(35,839)	720,691
Bad debt expense	385,091	318,520
Equity in (income) loss of unconsolidated affiliates	(6,544,671)	17,283,281
Amortization of bond premium	(1,262,729)	(1,302,048)
Other investment loss (income)	19,874,269	(29,059,717)
Compensation paid in stock	1,061,755	917,795
Other	60,000	-
Changes in operating assets and liabilities:
Accounts receivable	431,438	(610,863)
Interest receivable	27,165	101,869
Prepaid expenses	(1,008,648)	162,245
Deferred policy acquisition costs	(782,855)	(389,266)
Other assets	(281)	(52,659)
Other liabilities, exclusive of debt	(74,724)	(83,785)
Accounts payable, accrued expenses, unpaid losses and loss adjustments, and other	(1,810,360)	3,917,430
Lease liabilities	(5,403,979)	(5,356,529)
Unearned premiums	590,543	3,286,324
Deferred revenue	134,003	415,870
Net Cash Provided by Operating Activities	17,857,490	21,241,580

Cash Flows from Investing Activities:
Payments on short-term payables for business acquisitions	(14,513)	(496,899)
Investment in unconsolidated affiliates	-	(21,000)
Capital expenditures	(27,898,145)	(32,201,191)
Proceeds from sales of investments	287,784,497	355,082,233
Purchase of investments	(273,418,446)	(294,263,327)
Net Cash (Used in) Provided by Investing Activities	(13,546,607)	28,099,816

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,

	2025	2024
Cash Flows from Financing Activities:
Proceeds from issuance of stock	525,256	-
Proceeds from borrowings	11,500,000	13,500,000
Stock repurchased	(5,752,737)	(18,350,693)
Contributions from noncontrolling interests	378,290	206,082
Distributions to noncontrolling interests	(7,084,357)	(37,512,061)
Repayments on borrowings	(2,293,195)	(1,272,962)
Collateral receipt (release), net	3,936,347	(4,127,540)
Offering costs	(3,286)	-
Net Cash Provided by (Used in) Financing Activities	1,206,318	(47,557,174)

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	5,517,201	1,784,222
Cash, Cash Equivalents, and Restricted Cash, Beginning of Year	41,197,426	39,413,204
Cash, Cash Equivalents, and Restricted Cash, End of Year	$46,714,627	$41,197,426

Interest Paid in Cash	$2,346,423	$1,527,915

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Supplemental Schedules of Non-cash Investing and Financing Activities

	For the Years Ended
	December 31,
	2025	2024

Distribution receivable from real estate fund	4,405,100	-

Stock issued as consideration for redeemable noncontrolling interest	-	13,399,161

Investment transferred as compensation for stock repurchased	-	1,474,292

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

NOTE 1.	ORGANIZATION AND BACKGROUND

Boston Omaha Corporation ("Boston Omaha," the "Company," "we," "us," and "our") was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers, (iv) our asset management business, and (v) our minority investments primarily in real estate, real estate services, private aviation infrastructure, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, our broadband operations are conducted through our subsidiary, Boston Omaha Broadband, LLC, and our asset management operations are conducted through our subsidiary, Boston Omaha Asset Management, LLC.

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

For the Years Ended  December 31, 2025 and 2024

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

Total assets of the consolidated VIEs included within our Consolidated Balance Sheets were approximately $32,000,000 and $49,000,000 as of December 31, 2025 and December 31, 2024, respectively. Total liabilities of the consolidated VIEs included within our Consolidated Balance Sheets were approximately $1,900 and $27,000 as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $24,000,000 and $47,000,000, respectively. During 2025, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment loss of approximately $6,900,000 and distributions to the funds of approximately $11,300,000. During 2024, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment income of approximately $8,000,000 and distributions to the funds of approximately $26,000,000. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

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

For the Years Ended  December 31, 2025 and 2024

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

Insurance

Accounts receivable consists of premiums, anticipated salvage, and reinsurance receivables. All the receivables have payment terms of less than twelve months.

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

For the Years Ended  December 31, 2025 and 2024

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

For the Years Ended  December 31, 2025 and 2024

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

We performed our annual measurement for impairment of the goodwill of our reporting units and concluded the fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on each of October 1, 2025 and 2024; therefore, we were not required to recognize an impairment loss.

We did not complete any acquisitions during 2025 or 2024 so no additional goodwill has been recorded since 2023.

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

For the Years Ended  December 31, 2025 and 2024

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments, Short-term and Long-term

Investments include U.S Treasury securities, marketable equity securities, and equity investments as discussed below. U.S. Treasury securities held by our insurance entities are classified as held-to-maturity and are accounted for at amortized cost. We have both the intent and ability to hold the securities to maturity. U.S. Treasury securities held by non-insurance entities are classified as trading securities and are accounted for at fair value. Unrealized holding gains and losses during the period are included in Other investment income. Marketable equity securities are stated at fair value. Dividend and interest income are recognized when earned. Realized investment gains and losses are included in Other investment income.

Equity Investments

Our equity investments consist of investment in three private companies in which we do not have the ability to exercise significant influence over their operating and financial activities. These investments are carried at cost as there is no market for the capital stock, accordingly, no quoted market price is available. The investments are tested for impairment, at least annually, and more frequently upon the occurrences of certain events. In accordance with ASC 321, we use the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Funds Held as Collateral Assets

Funds held as collateral assets consist principally of cash collateral received from principals, as well as U.S. Treasury Securities purchased with an original maturity of three months or less from cash collateral received, to guarantee performance on surety bonds issued by us, as well as all other contractual obligations of the principals to the surety.

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

For the Years Ended  December 31, 2025 and 2024

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues

The majority of our advertising revenues are derived from contracts for advertising space on billboard structures and broadband internet services and are accounted for under Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), and under ASC 842, Leases. We refer to the Financial Accounting Standards Board as the "FASB" and Accounting Standards Codification as "ASC."

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

The Company is utilizing the following practical expedients and exemptions from ASC 606: We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within costs of billboard revenues exclusive of depreciation and amortization. We do not disclose the value of unsatisfied performance obligations as the majority of our contracts with customers have an original expected length of less than one year. For contracts with customers which exceed one year, the future amount to be invoiced to the customer corresponds directly with the value to be received by the customer.

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Broadband Revenues

Broadband revenue is derived principally from internet services and is recognized on a straight-line basis over the term of the contract in the period the services are rendered.  Revenue received or receivable in advance of the delivery of services is included in deferred revenue.

Surety Bond Sales

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of approximately $5,900,000 and $4,300,000 for the years ended December 31, 2025 and 2024, respectively, are included within “Premiums earned” in our Consolidated Statements of Operations.

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

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. We involve an independent, third-party actuary to assist us in the estimation of reserves for losses and loss adjustment expenses. Estimates are based on paid and incurred loss development factors and expected loss ratios, which are primarily driven by historical claims paid and incurred data and consideration of the level of premiums written during the current and prior years. Since the reserves are based on estimates, the ultimate liability may differ from the estimated reserve. The effects of changes in estimated reserves are included within cost of insurance revenues in our consolidated results of operations in the period in which the estimates are updated.

Segment Information

Operating segments are defined as the components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Our current operations for the years ended  December 31, 2025 and 2024 include the outdoor billboard advertising industry, the broadband services industry, the insurance industry, and the asset management industry.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic income (loss) per common share is computed by dividing the net income (loss) available to Class A common stockholders and Class B common stockholders by the weighted average number of Class A common and Class B common shares outstanding during the year. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive. For the year ended  December 31, 2025 and 2024, we had potentially dilutive securities in the form of stock warrants.

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

Our policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2025 and 2024, we recognized no interest and penalties. As of December 31, 2025 and 2024, we had no accruals for interest and penalties.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose disaggregated information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for public entities for fiscal years beginning after December 15, 2024. We adopted this guidance prospectively as permitted, effective for the year ended December 31, 2025. Accordingly, prior-period amounts have not been recast and continue to be presented in accordance with previously applicable guidance under ASC Topic 740 (see Note 9).

In March 2024, the FASB issued ASU 2024-02, Codification Improvements, which makes targeted improvements to the Accounting Standards Codification by clarifying guidance, correcting unintended application issues, and improving consistency across various topics within GAAP. The amendments in ASU 2024-02 are effective for fiscal years beginning after December 15, 2025. We are currently reviewing this guidance and its impact on our consolidated financial statements.

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

In  July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient. The practical expedient gives companies the ability to assume current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for fiscal years beginning after December 15, 2025. We are currently reviewing this guidance and its impact on our condensed consolidated financial statements.

In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies certain aspects of interim reporting guidance, including the application of existing recognition and disclosure requirements in interim periods. The amendments are intended to improve the consistency and clarity of interim reporting practices. The amendments in ASU 2025-11 are effective for fiscal years beginning after December 15, 2026. We are currently reviewing this guidance and its impact on our condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which amends various sections of the Accounting Standards Codification to correct errors, clarify guidance, and make other incremental improvements to GAAP. The amendments address a wide range of topics including earnings per share, beneficial interests, transfers of receivables, treasury stock accounting, and certain disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2026. We are currently reviewing this guidance and its impact on our consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 3.	CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Statements of Cash Flows that agrees to the total of those amounts as presented in the Consolidated Statements of Cash Flows.

	December 31,

	2025	2024

Cash and cash equivalents	$28,624,064	$28,289,712
Funds held as collateral assets	13,910,338	9,973,991
Cash held by BOAM funds and other	4,180,225	2,933,723

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Consolidated Statements of Cash Flows	$46,714,627	$41,197,426

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2025	2024

Trade accounts	$6,185,789	$6,696,413
Premiums	4,355,786	3,778,050
Recoverables from reinsurers	1,218,388	2,166,939
Other	4,405,100	-
Allowance for doubtful accounts	(142,905)	(207,815)

Total Accounts Receivable, net	$16,022,158	$12,433,587

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2025	2024

Structures and displays	$68,995,776	$67,161,287
Fiber, towers, and broadband equipment	151,933,122	126,808,205
Land	598,992	583,892
Vehicles and equipment	11,492,668	11,255,755
Office furniture and equipment	5,881,497	5,594,698
Accumulated depreciation	(66,298,443)	(49,810,164)

Total Property and Equipment, net	$172,603,612	$161,593,673

Depreciation expense for the years ended  December 31, 2025 and 2024 was $17,020,257, and $14,495,747, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028,493	$(44,283,067)	$27,745,426	$72,028,493	$(38,854,986)	$33,173,507
Permits, licenses, and lease acquisition costs	11,992,666	(7,744,696)	4,247,970	11,926,773	(6,656,353)	5,270,420
Site location	849,347	(476,578)	372,769	849,347	(419,955)	429,392
Noncompetition agreements	215,000	(215,000)	-	626,000	(626,000)	-
Technology	1,128,000	(707,250)	420,750	1,128,000	(608,250)	519,750
Trade names and trademarks	11,152,200	(2,861,592)	8,290,608	11,152,200	(2,271,025)	8,881,175
Nonsolicitation agreement	325,000	(312,500)	12,500	353,000	(176,611)	176,389
Capitalized contract costs	3,407,525	(930,981)	2,476,544	2,800,576	(624,175)	2,176,401
Indefinite lived intangibles	7,792,092	-	7,792,092	7,705,591	-	7,705,591

Total	$108,890,323	$(57,531,664)	$51,358,659	$108,569,980	$(50,237,355)	$58,332,625

The future amortization associated with the intangible assets is as follows:

	December 31,
	2026	2027	2028	2029	2030	Thereafter	Total

Customer relationships	$5,428,084	$5,398,075	$4,719,106	$3,364,583	$3,082,626	$5,752,952	$27,745,426
Permits, licenses and lease acquisition costs	1,070,605	1,033,774	771,288	262,087	179,963	930,253	4,247,970
Site location	56,623	56,623	56,623	56,623	56,623	89,654	372,769
Noncompetition agreements	-	-	-	-	-	-	-
Technology	99,000	99,000	99,000	99,000	24,750	-	420,750
Trade names and trademarks	590,567	525,667	525,667	525,667	525,667	5,597,373	8,290,608
Nonsolicitation agreement	12,500	-	-	-	-	-	12,500
Capitalized contract costs	340,753	340,753	340,753	340,753	340,753	772,779	2,476,544

Total	$7,598,132	$7,453,892	$6,512,437	$4,648,713	$4,210,382	$13,143,011	$43,566,567

Amortization expense for the years ended  December 31, 2025 and 2024 was $7,751,053 and $7,683,952, respectively.

Future Amortization

The weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	61
Permits, licenses, and lease acquisition costs	46
Site location	79
Noncompetition agreements	-
Technology	51
Trade names and trademarks	168
Nonsolicitation agreement	6
Capitalized contract costs	87

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 7.	INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of U.S. Treasury securities and common stock warrants. The U.S. Treasury securities are held by UCS, classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value. Our common stock warrants of Sky Harbour Group Corporation are measured at fair value, with any unrealized holding gains and losses during the period included in Other investment income.

	December 31,
	2025	2024

U.S. Treasury notes held to maturity	$23,198,150	$22,411,583
Common stock warrants of Sky Harbour Group Corporation	4,987,749	22,541,754

Total	$28,185,899	$44,953,337

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets. Our marketable equity securities are held by UCS. Marketable equity securities as of  December 31, 2025 and 2024 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, December 31, 2025	$1,074,439	$(206,396)	$868,043

Marketable equity securities, December 31, 2024	$2,455,024	$(61,764)	$2,393,260

U.S. Treasury Trading Securities

We classify our investments in debt securities that are bought and held principally for the purpose of selling them in the near term as trading securities. Our debt securities classified as trading are carried at fair value in the Consolidated Balance Sheets, with the change in fair value during the period included in earnings. Interest income is recognized at the coupon rate. Debt securities classified as trading as of  December 31, 2025 and 2024 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, December 31, 2025	$20,611,818	$58,214	$20,670,032

U.S. Treasury trading securities, December 31, 2024	$10,949,883	$27,086	$10,976,969

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

Each of the 24th Street Funds’ hold investments in special purpose entities whose primary assets are real estate.  We include the 24th Street Funds’ investments in special purpose entities within long-term investments in our Consolidated Balance Sheets.

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

Long-Term Investments

Long-term investments consist of the following:

	December 31,

	2025	2024

U.S. Treasury securities held to maturity	$4,768,881	$4,736,409
Investments in special purpose entities	24,258,348	46,936,743
Preferred stock	348,694	348,694
Voting preferred stock of MyBundle TV Inc.	3,000,000	3,000,000
Voting common stock of CB&T Holding Corporation	19,058,485	19,058,485

Total	$51,434,408	$74,080,331

We reviewed our investments as of  December 31, 2025 and 2024 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

Sky Harbour Group Corporation

In October 2020, our subsidiary BOC Yellowstone LLC, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company, which we refer to as "Yellowstone".  Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants (the "private placement warrants"), each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owned approximately 20% of Yellowstone’s issued and outstanding common stock. The purpose of the offering was to pursue a business combination in an industry other than the three industries in which we owned and operated businesses at that time: outdoor advertising, surety insurance, and broadband services businesses.

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

For the Years Ended  December 31, 2025 and 2024

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

All the shares of Sky Harbour Class A common stock and Sky Harbour Warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of shares and warrants we hold relative to the average trading volume of these securities. Additionally, we currently retain the ability to name one director to the current seven member Sky Harbour’s Board of Directors. We do not receive material non-public information from Sky Harbour or the director we have nominated to the Sky Harbour Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023 and has since expired. If our 15.3% equity interest in Sky Harbour, comprised of 11,671,494 shares of Class A common stock, was accounted for at fair value based on its quoted market price as of  December 31, 2025 and December 31, 2024, it would be valued at approximately $105,000,000 and $148,000,000, respectively.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	December 31,

	2025	2024

Beginning of year	$72,435,867	$94,244,788
Additional investments in unconsolidated affiliates	-	21,000
Distributions received	(60,000)	-
Transfer of interest	-	(2,748,292)
Sale of interest	(4,103,648)	(1,798,348)
Equity in income (loss) of unconsolidated affiliates	6,544,671	(17,283,281)

End of year	$74,816,890	$72,435,867

Combined summarized financial data for these affiliates is as follows:

	December 31,

	2025	2024

Revenue	$33,446,127	$19,281,724
Gross profit	29,102,275	16,006,913
Loss from continuing operations	(27,768,566)	(20,534,728)
Net income (loss)	$7,766,110	$(53,800,324)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

At December 31, 2025 and 2024, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments (level 1 in the fair value hierarchy). The carrying value of borrowings, if any, under our billboard revolving line of credit facility as well as our broadband term loan facility approximates fair value because of the variable market interest rate charged to us for these borrowings (level 1 in the fair value hierarchy). The fair value of borrowings under our billboard term loan facility is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  December 31, 2025, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24,700,000, which is less than the approximate carrying amount of $25,700,000. At  December 31, 2024, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24,500,000, which was less than the approximate carrying amount of $26,500,000.

Warrants

Our private placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the private placement warrants for the years ended  December 31, 2025 and 2024, resulted in losses and gains of approximately $18,000,000 and $17,000,000, respectively, which are included within Other investment income within our Consolidated Statements of Operations.

Fund I, Fund II and BFR Special Purpose Entities

We report fund investments on our Consolidated Balance Sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within ‘Other investment income’ in the accompanying Consolidated Statements of Operations. Each of the 24th Street Funds’ and BFR's investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate, for which third-party appraisals were obtained.  Appraisals of the investments in special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate. The income capitalization approach used capitalization rates ranging from 5.43% to 6.62% and considered market rents in valuing the properties. The comparable sales approach used observable market transactions to value the underlying real estate. As of December 31, 2025, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $24,300,000 and $46,900,000, respectively.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 8.	FAIR VALUE (Continued)

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84,000,000. These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 15.3% equity interest in Sky Harbour, comprised of 11,671,494 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  December 31, 2025 it would be valued at approximately $105,000,000. As of  December 31, 2024, our equity interest in Sky Harbour was 16.4% and was comprised of 12,401,589 shares of Class A common stock. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  December 31, 2024 it would have been valued at approximately $148,000,000.

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

		Quoted Prices	Realized Gains	Total Changes
	Total Carrying	in Active	and (Losses)	in Fair Values
	Amount in	Markets for	Included in	Included in
	Consolidated	Identical	Current Period	Current Period
	Balance Sheet	Assets	Earnings (Loss)	Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at December 31, 2025	$21,538,075	$21,538,075	$136,556	$(11,626)

Marketable equity securities and U.S. Treasury trading securities at December 31, 2024	$13,370,229	$13,370,229	$1,063,730	$1,029,051

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 9.	INCOME TAXES

We are subject to taxation in all jurisdictions in which we operate that impose an income tax on our business activities.

The Company adopted ASU 2023-09 effective January 1, 2025 using a prospective transition method. Accordingly, the enhanced income tax disclosures required by the standard are presented only for the current year. Prior-period disclosures continue to be presented in accordance with previous guidance and are not comparable to the current year presentation.

The components of the income tax expense for the year ended  December 31, 2025 and the tax effects of temporary differences that give rise to deferred taxes at  December 31, 2025 are as follows:

December 31,
2025

The components of (loss) from continuing operations before tax expense (benefit) are as follows:
United States	$(18,384,696)
Foreign	-
Total	(18,384,696)

The components of income tax expense from continuing operations are as follows:
Current tax expense (benefit)
US Federal	$-
US state and Local	107,765
Total	$107,765
-
Deferred tax expense (benefit)
US Federal	(2,050,080)
US state and Local	1,863,057
Total	(187,023)

Deferred tax expense (benefit)
US Federal	(2,050,080)
US state and Local	1,970,822

Total income tax (benefit)	$(79,258)

Deferred tax assets:
Net operating loss carryforwards	$32,380,816
Tax credits	643,945
Lease liabilities	13,695,951
Premium adjustments and IBNR	456,124
Long-term investments	2,715,215
Disallowed interest expense carryforwards	-
Other	24,556
Total deferred tax assets	49,916,607
Valuation allowance	(1,753,145)

Net deferred tax assets	$48,163,462

Deferred tax liabilities:
Property and equipment	$(30,046,631)
Intangibles	(15,044,219)
Right of use assets	(13,524,039)
Long-term investments	(901,468)
Unrealized gain on securities	(386,038)

Total deferred tax liabilities	(59,902,395)

Net deferred tax liabilities	$(11,738,933)

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 9.	INCOME TAXES (Continued)

The components of the income tax expense for the year ended  December 31, 2024 and the tax effects of temporary differences that give rise to deferred taxes at  December 31, 2024 are as follows:

December 31,
2024

Income tax (benefit) provision:
Current federal income tax expense	$-
Current state income tax expense	2,992
Deferred federal income tax expense	272,435
Deferred state income tax benefit	(550,248)

Total income tax benefit	$(274,821)

Deferred tax assets:
Net operating loss carryforwards	$21,943,518
Tax credits	643,945
Lease liabilities	13,228,639
Premium adjustments and IBNR	440,447
Long-term investments	4,768,942
Disallowed interest expense carryforwards	78,388
Other	103,687
Total deferred tax assets	41,207,566
Valuation allowance	(862,510)

Net deferred tax assets	$40,345,056

Deferred tax liabilities:
Property and equipment	$(22,263,046)
Intangibles	(11,510,781)
Right of use assets	(13,224,225)
Long-term investments	-
Unrealized gain on securities	(5,272,973)

Total deferred tax liabilities	(52,271,025)

Net deferred tax liabilities	$(11,925,969)

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As of December 31, 2025, the Company has only recorded a valuation allowance against certain state net operating loss deferred tax assets that it has determined to be more-likely-than-not not realizable.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 9.	INCOME TAXES (Continued)

As of December 31, 2025, we have available federal tax operating loss carry forwards of approximately $133.4 million. Of the $133.4 million, $7.1 million arose in tax years beginning before December 31, 2017 and may be carried forward 20 years. The remaining tax net operating losses were generated in years beginning after December 31, 2017. Tax net operating loss carry forwards generated in years beginning after December 31, 2017 may be carried forward indefinitely but are only available to offset 80% of future taxable income. We have available state tax operating loss carry forwards of approximately $99.8 million, which are available to reduce future state taxable income and expire at various times and amounts.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, annual use of our net operating losses may be limited if it is determined that an ownership shift has occurred. An ownership shift is generally defined as a cumulative change in equity ownership by ‘‘5% shareholders’’ that exceeds 50 percentage points over a rolling three-year period. We have determined that through December 31, 2025, two ownership shifts occurred; however, we do not anticipate that these shifts would result in any permanent limitation on our ability to utilize our net operating loss and credit carryforward amounts.

The reconciliation of our total income tax expense (benefit) at the federal statutory income tax rate and our actual effective income tax rate is as follows:

	For the Year Ended December 31,
	2025

Federal income tax at statutory rate	$(3,860,787)	21.00%
State tax income taxes, net of federal benefit	1,970,822	-10.70%
Non-controlling interest	1,234,359	-6.7%
Provision to return adjustments	(7,908)	0.0%
Limitation on deduction for officer compensation	-	0.0%
Permanent differences	(57,888)	0.3%
State rate change	-	0.0%
Valuation allowance	304,732	-1.7%
Federal NOL carryforward adjustment	644,756	-3.5%
Equity Investment	(389,211)	2.1%
Other	81,867	-0.4%
Total income tax benefit	$(79,258)	0.4%

For the Year Ended December 31,
2024

Federal income tax at statutory rate	$644,659
State tax income taxes, net of federal benefit	(138,994)
Non-controlling interest	(1,126,491)
Provision to return adjustments	(1,092,238)
Limitation on deduction for officer compensation	539,138
Permanent differences	60,886
State rate change	719,612
Valuation allowance	15,877
Other	102,730
Total income tax benefit	$(274,821)

For the Year Ended December 31,
Net cash paid (refunds received) for income taxes consisted of the following:	2025
Federal	$-
Aggregated state and local jurisdictions	50,943
Disaggregated state and local jurisdictions:	-
Net cash paid for income taxes	$50,943

For the year ended December 31, 2025, income taxes paid to individual jurisdictions that exceeded 5% of total income taxes paid included payments to the states of Georgia, Tennessee, and Utah. The remaining payments to other jurisdictions did not individually exceed 5% of total income taxes paid and are included within the aggregated state and local jurisdictions total of $50,943.

Uncertain Tax Positions

As of December 31, 2025 we do not have any open or ongoing exams by any taxing authorities. The federal and state statutes of limitation for assessment of tax liability generally lapse three and four years, respectively, after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 9.	INCOME TAXES (Continued)

Impact of recently enacted tax legislation

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to the taxation of corporations that could impact the Company beginning in 2025. The OBBBA permanently restored 100% bonus depreciation under IRC Section 168(k) for qualified property acquired and placed in service after January 19, 2025, which may affect the timing of depreciation deductions. In addition, the OBBBA reinstated and made permanent an EBITDA‑based computation of adjusted taxable income for purposes of the business interest expense limitation under IRC Section 163(j), which generally increases the amount of interest expense deductible in a given year. These provisions are not anticipated to have a material impact on the Company’s cash taxes in 2025.

NOTE 10.	ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, January 1, 2024	$3,794,985
Additions	-
Accretion expense	218,472
Liabilities settled	-
Balance, December 31, 2024	$4,013,457
Additions	-
Accretion expense	217,876
Liabilities settled	-
Balance, December 31, 2025	$4,231,333

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 11.	CAPITAL STOCK

On April 25, 2022, we filed a new shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500,000,000 (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,039 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, 522,231 shares of our Class A common stock are available for resale under that registration statement. As of December 31, 2025, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock. The 2022 shelf registration statement expired in  May 2025.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 11.	CAPITAL STOCK (Continued)

On July 23, 2024, the Board approved and authorized a share repurchase program (the “2024 Share Repurchase Program”), pursuant to which the Company could repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b- 18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5- 1 trading plans” for these share repurchases. The 2024 Share Repurchase Program went into effect on or about August 15, 2024, following the release of the quarterly report on Form 10-Q for the quarter ended June 30, 2024 and terminated on September 30, 2025. On November 14, 2025, the Board approved and authorized a share repurchase program (the “2025 Share Repurchase Program”), pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b- 18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5- 1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November  18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the 2025 Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the 2025 Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. The actual timing, number, and value of shares repurchased under 2025 the Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. During 2024, we repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1,600,000 under the 2024 Share Repurchase Program. We did not repurchase any shares in 2025 under the 2024 Share Repurchase Plan due to numerous blackout periods during the first nine months of 2025. During the year ended  December 31, 2025, we repurchased 444,753 shares of our Class A common stock for a total cost of approximately  $5,800,000 under the 2025 Share Repurchase Program.

As of December 31,2024, there were 53,562 Class B warrants. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock are that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

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

At December 31, 2024, there were 784 outstanding warrants for our Class A common stock. These warrants expired in June of 2025. As a result, there were no outstanding warrants for our Class A common stock as of December 31, 2025.

A summary of warrant activity for the years ended December 31, 2025 and 2024, is presented in the following table:

	Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value of Vested Warrants

Outstanding as of January 1, 2024	105,556	$9.95	1.5	$610,114
Issued	-
Exercised	-
Redeemed	(51,994)
Expired	-

Outstanding as of December 31, 2024	53,562	$9.95	0.5	$226,567

Issued	-
Exercised	(52,778)
Redeemed	-
Expired	(784)

Outstanding as of December 31, 2025	-	$-	0.0	$-

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 11.	CAPITAL STOCK (Continued)

Separation Agreement with Alex Rozek

On May 9, 2024, the Company, Alex B. Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”).  Effective as of May 9, 2024, Mr. Rozek resigned as an officer and director of the Company and all its direct and indirect subsidiaries. Mr. Rozek continues to serve as a member of the board of directors of Sky Harbour.  All amounts due and payable to Mr. Rozek were paid in 2024 and 2025 and no severance, expense reimbursement or other sums are due to Mr. Rozek in 2026 or beyond under the Separation Agreement.

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

Separation and Benefits

Pursuant to the Separation Agreement, (a) in 2024, we transferred to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001 of Sky Harbour, as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek received severance of $960,000, which was paid in equal monthly installments for a period of 18 months, and (c) Mr. Rozek received employee benefits of $75,000, which was paid in equal monthly installments for a period of 18 months, each of which are included within "Employee costs" within our Consolidated Statements of Operations for the year ended December 31, 2024.

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

For the Years Ended  December 31, 2025 and 2024

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

On October 20, 2025, Link entered into a Tenth Amendment to Credit Agreement, which modified the Credit Agreement by extending the revolving line of credit maturity date and updating the definition of the consolidated fixed charge coverage ratio. The revolving line of credit is now due and payable on August 12, 2029. In order to consolidate the various amendments to the Credit Agreement, the Tenth Amendment to Credit Agreement incorporated the previous amendments to the Credit Agreement into a Restated Credit Agreement.

As of December 31, 2025, Link has borrowed $30,000,000 through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15,000,000 maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio.

Long-term debt included within our Consolidated Balance Sheets as of December 31, 2025 and 2024 consists of Term Loan borrowings of approximately $25,700,000 and $26,500,000, respectively, of which approximately $890,000 and $900,000 are classified as current, respectively.  As of December 31, 2025 and 2024 there was $9,100,000 and $9,600,000, outstanding, respectively, related to the revolving line of credit, which is included within long-term debt in our Consolidated Balance Sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended  June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00, and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter, of not greater than 3.00 to 1.0, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on a rolling four quarters. The Company was in compliance with these covenants as of December 31, 2025.

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

The aggregate minimum principal payments required on long-term debt as of December 31, 2025 were as follows: $886,624 in 2026, $923,257 in 2027, and $23,861,896 in 2028.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 12.	LONG-TERM DEBT (Continued)

Boston Omaha Broadband Credit Facility

On September 17, 2024, three operating subsidiaries of Boston Omaha Broadband, LLC (“BOB”) entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20,000,000 in the aggregate in term loans (the “BOB Credit Facility”). The three operating subsidiaries which are the borrowers under the BOB Credit Agreement are FIF AireBeam, LLC, FIF St. George, LLC, and FIF Utah, LLC (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses and had to be drawn by December 31, 2025. The BOB Credit Agreement was subsequently split into separate credit agreements with each of the Borrowers in order to allow certain borrowers to apply for federal loan funding, hereinafter referred to as the "BOB Credit Agreements." All material terms of the original BOB Credit Agreement remain unchanged in the Amended and Restated Credit Agreement for FIF Airebeam, LLC and FIF St. George, LLC and the Credit Agreement for FIF Utah, LLC.

The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1,000,000. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There was a fee during the first year of the Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment. As of December 31, 2025, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030.

Pursuant to the BOB Credit Agreements, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period.

The BOB Credit Agreements includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants, and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all their assets to the Lender. The Company was in compliance with these covenants as of December 31, 2025.

As of December 31, 2025, there was approximately $14,000,000 outstanding under the BOB Credit Agreements.  The aggregate minimum principal payments required on long-term debt as of December 31, 2025 were as follows: $1,500,000 in 2026, $1,500,000 in 2027, $1,500,000 in 2028, $1,500,000 in 2029, and $8,000,000 thereafter.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

Operating Lease Cost

Operating lease cost for the years ended  December 31, 2025 and 2024 is as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2025	December 31, 2024	Statement of Operations Classification

Lease cost	$8,912,345	$8,644,098	Cost of billboard revenues, cost of broadband revenues and general and administrative
Variable and short-term lease cost	2,938,388	2,854,938	Cost of billboard revenues, cost of broadband revenues and general and administrative

Total Lease Cost	$11,850,733	$11,499,036

Supplemental cash flow information related to operating leases was as follows:

	Year Ended	Year Ended
	Ended	Ended
	December 31, 2025	December 31, 2024

Cash payments for operating leases	$8,646,091	$8,402,005
New operating lease assets obtained in exchange for operating lease liabilities	$4,728,718	$3,911,148

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 13.	LEASES (Continued)

Operating Lease Assets and Liabilities

	December 31, 2025	December 31, 2024	Balance Sheet Classification

Lease assets	$58,426,854	$59,742,166	Other Assets: Right of use assets

Current lease liabilities	$5,269,586	$5,333,611	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	54,383,643	54,994,879	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$59,653,229	$60,328,490

Maturity of Operating Lease Liabilities

December 31, 2025

2026	$8,302,184
2027	8,013,205
2028	7,640,487
2029	6,941,697
2030	6,278,235
Thereafter	52,896,235

Total lease payments	90,072,043
Less imputed interest	(30,418,814)

Present Value of Lease Liabilities	$59,653,229

As of  December 31, 2025 our operating leases have a weighted-average remaining lease term of 15.63 years and a weighted-average discount rate of 5.34%.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 14.	INDUSTRY SEGMENTS (Continued)

The table below presents information about reported segments for the years ending December 31:

						Total
Year Ended December 31, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$27,236,435	$45,851,335	$41,194,668	$93,910	$-	$114,376,348
Cost of Revenues	14,432,722	14,931,320	9,701,996	-	-	39,066,038
Gross Margin	12,803,713	30,920,015	31,492,672	93,910	-	75,310,310
Other Operating Expenses
Employee costs	9,265,087	8,621,513	14,546,120	-	1,851,856	34,284,576
Professional fees	1,116,729	290,820	507,448	706,417	1,496,508	4,117,922
General and administrative	3,098,548	4,042,182	6,904,287	165,035	1,672,560	15,882,612
Depreciation	180,380	5,311,586	11,417,378	-	110,913	17,020,257
Amortization	160,246	3,885,881	3,566,037	-	138,889	7,751,053
Accretion	-	204,101	13,775	-	-	217,876
(Gain) loss on disposition of assets	-	(76,985)	41,146	-	-	(35,839)
Total expenses	13,820,990	22,279,098	36,996,191	871,452	5,270,726	79,238,457
Segment (Loss) Income from Operations	(1,017,277)	8,640,917	(5,503,519)	(777,542)	(5,270,726)	(3,928,147)

Interest expense	-	(1,662,174)	(667,869)	-	-	(2,330,043)
Interest and dividend income	-	194,731	83,982	29,218	895,161	1,203,092
Equity in income of unconsolidated affiliates	1,853,386	-	-	-	4,691,285	6,544,671
Other investment income (loss)	301,915	-	-	(6,920,718)	(13,255,466)	(19,874,269)
Noncontrolling interest in subsidiary (income) loss	-	-	(15,304)	5,893,202	-	5,877,898
Income tax benefit	-	-	-	-	79,258	79,258
Net Income (Loss) Attributable to Common Stockholders	$1,138,024	$7,173,474	$(6,102,710)	$(1,775,840)	$(12,860,488)	$(12,427,540)

Segment adjusted EBITDA	$(676,651)	$17,965,500	$9,534,817	$(777,542)	$(5,020,924)	$21,025,200

Capital expenditures	$-	$1,987,436	$25,910,709	$-	$-	$27,898,145

						Total
Year Ended December 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$23,851,450	$45,153,076	$39,098,228	$172,147	$-	$108,274,901
Cost of Revenues	9,400,691	15,496,805	9,444,030	-	-	34,341,526
Gross Margin	14,450,759	29,656,271	29,654,198	172,147	-	73,933,375
Other Operating Expenses
Employee costs	8,499,669	7,812,497	15,541,832	766,064	5,526,131	38,146,193
Professional fees	487,447	223,165	850,528	754,253	2,582,751	4,898,144
General and administrative	2,647,495	4,033,121	7,418,184	562,824	1,576,030	16,237,654
Depreciation	154,897	5,151,286	9,078,651	-	110,913	14,495,747
Amortization	160,247	3,902,738	3,509,856	-	111,111	7,683,952
Accretion	-	204,659	13,813	-	-	218,472
Loss on disposition of assets	-	63,455	657,236	-	-	720,691
Total expenses	11,949,755	21,390,921	37,070,100	2,083,141	9,906,936	82,400,853
Segment Income (Loss) from Operations	2,501,004	8,265,350	(7,415,902)	(1,910,994)	(9,906,936)	(8,467,478)

Interest expense	-	(1,547,124)	(51,124)	-	-	(1,598,248)
Interest and dividend income	-	136,908	19,105	536,524	693,347	1,385,884
Equity in loss of unconsolidated affiliates	-	-	-	-	(17,283,281)	(17,283,281)
Other investment income	218,015	-	-	7,815,912	21,025,790	29,059,717
Noncontrolling interest in subsidiary income	-	-	-	(4,599,100)	(64,765)	(4,663,865)
Income tax benefit	-	-	-	-	274,821	274,821
Net Income (Loss) Attributable to Common Stockholders	$2,719,019	$6,855,134	$(7,447,921)	$1,842,342	$(5,261,024)	$(1,292,450)

Segment adjusted EBITDA	$2,816,148	$17,587,488	$5,843,654	$(1,910,994)	$(9,684,912)	$14,651,384

Capital expenditures	$28,951	$2,462,001	$29,460,239	$-	$250,000	$32,201,191

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 14.	INDUSTRY SEGMENTS (Continued)

						Total
As of December 31, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$6,440,248	$4,120,662	$751,308	$4,695,191	$14,749	$16,022,158
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	102,688,766	252,801,761	211,434,987	35,488,989	110,657,786	713,072,289

						Total
As of December 31, 2024	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$7,224,005	$4,132,055	$893,476	$184,051	$-	$12,433,587
Goodwill	11,325,138	130,903,950	39,614,422	536,626	-	182,380,136
Total assets	86,670,669	260,220,162	198,226,268	52,593,429	130,635,201	728,345,729

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

NOTE 15.	UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances at UCS for losses and loss adjustment expenses ("LAE") for the years ended December 31:

	2025	2024
Gross reserve for unpaid losses and loss adjustment expenses, beginning of year	$5,873,192	$5,733,444
Less: reinsurance recoverable on unpaid losses	1,803,865	3,283,071
Net reserve for unpaid losses and loss adjustment expenses, beginning of year	4,069,327	2,450,373

Incurred losses and loss adjustment expenses:
Current year	7,830,185	3,924,202
Prior year	(1,170,843)	(750,747)
Total net losses and loss adjustment expense incurred	6,659,342	3,173,455

Payments:
Current Year	3,946,283	1,193,187
Prior Year	1,242,029	361,314
Total Payments	5,188,312	1,554,501

Net reserves for unpaid losses and loss adjustment expenses, end of year	5,540,357	4,069,327
Reinsurance recoverable on unpaid losses, net of allowance	998,820	1,803,865

Gross reserves for unpaid losses and loss adjustment expenses, end of year	$6,539,177	$5,873,192

During the years ended  December 31, 2025 and 2024, there was a favorable loss development for the current year and a favorable prior year’s loss development which was the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended  December 31, 2025 and 2024

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

NOTE 17.	CUSTODIAL RISK

As of December 31, 2025, we had approximately $33,000,000 in excess of federally insured limits on deposit with financial institutions.

NOTE 18.	SUBSEQUENT EVENTS

Subsequent to December 31, 2025, GIG sold its preferred stock investment in Breezeway Homes, Inc. ("Breezeway") and received cash proceeds of approximately $877,000. GIG's initial investment was $100,000 back in 2016 and the Breezeway investment was valued at $348,694 on our consolidated balance sheet as of December 31, 2025.

Subsequent to December 31, 2025, we repurchased 375,286 shares of our Class A common stock for a total cost of approximately $4,800,000.