Form 10-Q
period 2026-03-31
BOSTON OMAHA Corp
filed 2026-05-14
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,823,849 shares of Class A common stock and 580,558 shares of Class B common stock as of May 13, 2026.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2026

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” “our,” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Financial Statements

Unaudited

For the Three Months Ended March 31, 2026 and 2025

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)

ASSETS

	March 31,	December 31,
	2026	2025

Current Assets:
Cash and cash equivalents	$28,791	$28,624
Cash held by BOAM funds and other	2,223	4,180
Accounts receivable, net	11,613	16,022
Short-term investments	28,460	28,186
Marketable equity securities	214	868
U. S. Treasury securities	19,389	20,670
Funds held as collateral assets	13,897	13,910
Prepaid expense and other current assets	5,485	6,475

Total Current Assets	110,072	118,935

Property and Equipment, net	174,522	172,604

Other Assets:
Goodwill	182,380	182,380
Intangible assets, net	49,572	51,359
Investments	46,561	51,434
Investments in unconsolidated affiliates	73,054	74,817
Deferred policy acquisition costs	3,145	2,945
Right of use assets	56,681	58,427
Other	172	172

Total Other Assets	411,565	421,534

Total Assets	$696,159	$713,073

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

Unaudited

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2026	2025

Current Liabilities:
Accounts payable and accrued expenses	$12,261	$13,952
Short-term payables for business acquisitions	1,361	1,361
Lease liabilities	4,973	5,270
Funds held as collateral	13,897	13,910
Unpaid losses and loss adjustment expenses	7,786	6,539
Unearned premiums	13,278	13,576
Current maturities of long-term debt	2,396	2,387
Deferred revenue	3,330	3,178

Total Current Liabilities	59,282	60,173

Long-term Liabilities:
Asset retirement obligations	4,286	4,231
Lease liabilities	52,501	54,384
Long-term debt, less current maturities	45,779	46,385
Other long-term liabilities	73	88
Deferred tax liability	11,070	11,739

Total Liabilities	172,991	177,000

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 31,023,416 and 31,019,355 shares issued, respectively	31	31
Class B common stock, $.001 par value, 1,161,116 shares authorized, 580,558 and 580,558 shares issued and outstanding, respectively	1	1
Additional paid-in capital	540,760	540,710
Treasury stock, at cost, 937,896 and 117,115 shares, respectively	(12,246)	(7,429)
Accumulated deficit	(19,325)	(17,176)

Total Boston Omaha Stockholders' Equity	509,221	516,137
Noncontrolling interests	13,947	19,936
Total Equity	523,168	536,073

Total Liabilities and Stockholders' Equity	$696,159	$713,073

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share data)

	For the Three Months Ended
	March 31,
	2026	2025

Revenues:
Billboard rentals, net	$10,973	$10,764
Broadband services	10,750	10,320
Premiums earned	5,457	5,564
Insurance commissions	631	579
Investment and other income	438	503

Total Revenues	28,249	27,730

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,490	3,844
Cost of broadband revenues (exclusive of depreciation and amortization)	2,565	2,373
Cost of insurance revenues (exclusive of depreciation and amortization)	4,722	2,864
Employee costs	8,326	8,810
Professional fees	1,101	741
General and administrative	3,879	3,780
Amortization	1,877	1,911
Depreciation	4,446	4,027
(Gain) loss on disposition of assets	(24)	124
Accretion	55	54

Total Costs and Expenses	30,437	28,528

Net Loss from Operations	(2,188)	(798)

Other Income (Expense):
Interest and dividend income	271	303
Equity in loss of unconsolidated affiliates	(1,691)	(2,314)
Other investment income	992	736
Interest expense	(609)	(542)

Net Loss Before Income Taxes	(3,225)	(2,615)
Income tax benefit	669	187

Net Loss	(2,556)	(2,428)
Noncontrolling interest in subsidiary loss	407	1,758

Net Loss Attributable to Common Stockholders	$(2,149)	$(670)

Basic Net Loss per Share	$(0.07)	$(0.02)

Diluted Net Loss per Share	$(0.07)	$(0.02)

Basic Weighted Average Class A and Class B Common Shares Outstanding	30,804,628	31,428,298

Diluted Weighted Average Class A and Class B Common Shares Outstanding	30,804,628	31,428,298

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Unaudited

(in thousands, except share data)

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2024	30,943,349	527,780	$31	$1	$539,126	$(1,589)	$29,900	$(4,749)	$562,720

Stock issued for cash	-	52,778	-	-	525	-	-	-	525

Stock issued as compensation	46,642	-	-	-	702	(87)	-	-	615

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,120)	-	(1,120)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(549)	-	(549)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(1,758)	-	(1,758)

Net loss attributable to common stockholders, March 31, 2025	-	-	-	-	-	-	-	(669)	(669)

Ending Balance, March 31, 2025	30,989,991	580,558	$31	$1	$540,353	$(1,676)	$26,473	$(5,418)	$559,764

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

Unaudited

(in thousands, except share data)

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2025	31,019,355	580,558	$31	$1	$540,710	$(7,429)	$19,936	$(17,176)	$536,073

Treasury stock purchased	-	-	-	-	-	(4,808)	-	-	(4,808)

Stock issued as compensation	4,061	-	-	-	50	(9)	-	-	41

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,909)	-	(1,909)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(3,672)	-	(3,672)

Distributions to minority owners	-	-	-	-	-	-	(1)	-	(1)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(407)	-	(407)

Net loss attributable to common stockholders, March 31, 2026	-	-	-	-	-	-	-	(2,149)	(2,149)

Ending Balance, March 31, 2026	31,023,416	580,558	$31	$1	$540,760	$(12,246)	$13,947	$(19,325)	$523,168

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands, except share data)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(2,556)	$(2,428)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	1,454	1,378
Depreciation, amortization, and accretion	6,378	5,992
Income taxes	(669)	(190)
(Gain) Loss on disposition of assets	(24)	124
Bad debt expense	81	54
Equity in loss of unconsolidated affiliates	1,691	2,314
Amortization of bond premium	(237)	311
Other investment income	(992)	(736)
Compensation paid in stock	50	702
Other	73	-
Changes in operating assets and liabilities:
Accounts receivable	(77)	(159)
Interest receivable	-	(27)
Prepaid expenses	989	131
Deferred policy acquisition costs	(200)	(165)
Other assets	-	(3)
Other liabilities, exclusive of debt	(16)	(19)
Accounts payable, accrued expenses, unpaid losses and loss adjustments	(444)	(3,156)
Lease liabilities	(1,495)	(1,462)
Unearned premiums	(298)	(389)
Deferred revenue	154	283

Net Cash Provided by Operating Activities	3,862	2,555

Cash Flows from Investing Activities:
Capital expenditures	(6,484)	(6,859)
Proceeds from sales of investments	84,210	56,980
Purchases of investments	(72,391)	(61,348)

Net Cash Provided by (Used in) Investing Activities	5,335	(11,227)

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(in thousands, except share data)

	For the Three Months Ended
	March 31,
	2026	2025

Cash Flows from Financing Activities:
Proceeds from the issuance of stock	$-	$525
Stock repurchased	(4,808)	(87)
Proceeds from long term credit facility	-	3,500
Principal payments of long-term debt	(596)	(359)
Collateral (release) receipt, net	(13)	4,916
Distributions to noncontrolling interests	(5,583)	(1,669)

Net Cash (Used in) Provided by Financing Activities	(11,000)	6,826

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(1,803)	(1,846)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	46,714	41,197

Cash, Cash Equivalents, and Restricted Cash, End of Period	$44,911	$39,351

Interest Paid in Cash	$609	$576
Income Taxes Paid in Cash	$4	$3

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(in thousands, except share data)

NOTE 1.     ORGANIZATION AND BACKGROUND

Boston Omaha Corporation ("Boston Omaha," the "Company," "we," "us," and "our") was organized on August 11, 2009 with present management taking over operations in February 2015. Our operations include (i) our outdoor advertising business with multiple billboards across Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin; (ii) our insurance business that specializes in surety bond underwriting and brokerage; (iii) our broadband business that provides high-speed broadband services to its customers; (iv) our asset management business; and (v) our minority investments primarily in real estate, real estate services, private aviation infrastructure, and banking. Our billboard operations are conducted through our subsidiary, Link Media Holdings, LLC, our insurance operations are conducted through our subsidiary, General Indemnity Group, LLC, our broadband operations are conducted through our subsidiary, Boston Omaha Broadband, LLC, and our asset management operations are conducted through our subsidiary, Boston Omaha Asset Management, LLC.

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

On September 25, 2020, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of units of a special purpose acquisition company, which we refer to as the “SPAC,” named Yellowstone Acquisition Company, which we refer to as “Yellowstone.” Yellowstone completed its initial public offering on October 26, 2020, and on January 25, 2022 completed a business combination with Sky Harbour Group, and Yellowstone changed its name to Sky Harbour Group Corporation (see Note 7 for further discussion).

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2025 Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Total assets of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $21 million and $32 million as of  March 31, 2026 and December 31, 2025, respectively. Total liabilities of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $54 thousand and $2 thousand as of  March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $19.7 million and $24.3 million, respectively. During the first quarter of 2026, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment loss of approximately $376 thousand, and distributions to the funds of approximately $4.1 million. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  March 31, 2026 include:

Link Media Holdings, LLC which we refer to as “LMH" and “Link”

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

Link Media Services, LLC which we refer to as “LMS”

Link Billboards Oklahoma, LLC which we refer to as “LBO”

General Indemnity Group, LLC which we refer to as “GIG”

United Casualty and Surety Insurance Company which we refer to as “UCS”

BOSS Bonds Insurance Agency, LLC, which we refer to as "BOSS Bonds", formerly known as South Coast Surety Insurance Services, LLC, which we refer to as “SCS”

Boston Omaha Investments, LLC which we refer to as “BOIC”

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

For the Three Months Ended March 31, 2026 and 2025

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

Premiums and Unearned Premium Reserves

Premiums written are recognized as revenues based on a pro-rata daily calculation over the respective terms of the policies in-force. The cost of reinsurance ceded is initially written as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded of $1.6 million and $995 thousand for the three months ended March 31, 2026 and 2025, respectively, are included within “Premiums earned” in our Condensed Consolidated Statements of Operations.

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

For the Three Months Ended March 31, 2026 and 2025

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

For the Three Months Ended March 31, 2026 and 2025

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Statements of Cash Flows that agrees to the total of those amounts as presented in the Condensed Consolidated Statements of Cash Flows.

	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$28,791	$28,624
Funds held as collateral assets	13,897	13,910
Cash held by BOAM funds and other	2,223	4,180

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Condensed Consolidated Statements of Cash Flows	$44,911	$46,714

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31,	December 31,
	2026	2025

Trade accounts	$6,514	$6,186
Premiums	4,348	4,356
Recoverables from reinsurers	490	1,218
Other	380	4,405
Allowance for credit losses	(119)	(143)

Total Accounts Receivable, net	$11,613	$16,022

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2026	2025

Structures and displays	$69,472	$68,996
Fiber, towers, and broadband equipment	157,712	151,933
Land	599	599
Vehicles and equipment	11,576	11,493
Office furniture and equipment	5,890	5,881
Accumulated depreciation	(70,727)	(66,298)

Total Property and Equipment, net	$174,522	$172,604

Depreciation expense for the three months ended March 31, 2026 and 2025 was $4.4 million and $4 million, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 6.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2026			December 31, 2025
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$72,028	$(45,622)	$26,406	$72,028	$(44,283)	$27,745
Permits, licenses, and lease acquisition costs	11,997	(8,008)	3,989	11,993	(7,745)	4,248
Site location	849	(490)	359	849	(476)	373
Noncompetition agreements	215	(215)	-	215	(215)	-
Technology	1,128	(732)	396	1,128	(707)	421
Trade names and trademarks	11,152	(3,007)	8,145	11,152	(2,861)	8,291
Nonsolicitation agreement	325	(319)	6	325	(313)	12
Capitalized contract costs	3,495	(1,016)	2,479	3,408	(931)	2,477
Indefinite lived intangibles	7,792	-	7,792	7,792	-	7,792

Total	$108,981	$(59,409)	$49,572	$108,890	$(57,531)	$51,359

Future Amortization

The future amortization associated with the intangible assets is as follows:

	March 31,
	2027	2028	2029	2030	2031	Thereafter	Total

Customer relationships	$5,425	$5,391	$4,242	$3,300	$2,919	$5,129	$26,406
Permits, licenses, and lease acquisition costs	1,066	1,028	590	243	167	895	3,989
Site location	57	57	57	57	57	74	359
Noncompetition agreements	-	-	-	-	-	-	-
Technology	99	99	99	99	-	-	396
Trade names and trademarks	575	526	526	526	526	5,466	8,145
Nonsolicitation agreement	6	-	-	-	-	-	6
Capitalized contract costs	349	349	349	349	349	734	2,479

Total	$7,577	$7,450	$5,863	$4,574	$4,018	$12,298	$41,780

Amortization expense for the three months ended March 31, 2026 and 2025 was $1.9 million and $1.9 million, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 6.     INTANGIBLE ASSETS (Continued)

As of  March 31, 2026, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	58
Permits, licenses, and lease acquisition costs	43
Site location	76
Technology	48
Trade names and trademarks	165
Nonsolicitation agreement	3
Capitalized contract costs	85

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

	March 31,	December 31,
	2026	2025

U.S. Treasury notes held to maturity	$23,056	$23,198
Common stock warrants of Sky Harbour Group Corporation	5,404	4,988

Total	$28,460	$28,186

Marketable Equity Securities

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Our marketable equity securities are held by UCS. Marketable equity securities as of  March 31, 2026 and December 31, 2025 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, March 31, 2026	$209	$5	$214

Marketable equity securities, December 31, 2025	$1,074	$(206)	$868

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Debt securities classified as trading as of  March 31, 2026 and December 31, 2025 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, March 31, 2026	$19,340	$49	$19,389

U.S. Treasury trading securities, December 31, 2025	$20,612	$58	$20,670

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

24th Street Fund I & 24th Street Fund II

On May 1, 2023, our subsidiary, Boston Omaha Asset Management, LLC, acquired 100% of the membership interests in 24th Street Asset Management LLC, from the members of 24th Street other than BOAM, for cash and BOC Class A common stock for a total purchase price of approximately $5 million in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of approximately $2.7 million in cash at closing, an additional $1.3 million in cash subject to holdback, and 45,644 shares of BOC Class A common stock.

Each of the 24th Street Funds holds investments in special purpose entities whose primary assets are real estate property. We include the 24th Street Funds’ investments in special purpose entities within long-term investments in our Condensed Consolidated Balance Sheets.

Equity Investments

During May 2018, we invested approximately $19 million in voting common stock of CB&T Holding Corporation, which we refer to as “CB&T,” the privately-held parent company of Crescent Bank & Trust. Our investment represents 15.60% of CB&T’s outstanding common stock. CB&T is a closely held corporation, whose majority ownership rests with one family.

In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle.TV Inc., which we refer to as “MyBundle.” The preferred stock has one vote per share and is convertible into whole shares of common stock, determined according to the conversion formula contained in MyBundle’s amended and restated articles of incorporation.

	March 31,	December 31,
	2026	2025

U.S. Treasury securities held to maturity	$4,777	$4,769
Investments in special purpose entities	19,726	24,258
Preferred stock	-	349
Voting preferred stock of MyBundle TV Inc.	3,000	3,000
Voting common stock of CB&T Holding Corporation	19,058	19,058

Total	$46,561	$51,434

We reviewed our investments as of March 31, 2026 and December 31, 2025 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

For the Three Months Ended March 31, 2026 and 2025

NOTE 7.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD (Continued)

On  November 2, 2023, Sky Harbour entered into a securities purchase agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares of the Company’s Class A common stock, par value $0.0001 per share and accompanying warrants to purchase up to an aggregate of 1,141,600 shares of Class A Common Stock, for an aggregate purchase price of approximately $42.8 million. On November 29, 2023, Sky Harbour sold and issued to the Investors an aggregate of 2,307,692 PIPE shares of the Company's Class A common stock, par value $0.0001 per share and accompanying PIPE warrants to purchase an aggregate of 400,000 shares of Class A Common Stock for an aggregate purchase price of $15 million. Together with the first closing on November 2, 2023, the aggregate PIPE financing through the Purchase Agreement totaled $57.8 million. In connection with Sky Harbour's financing transactions occurring in November 2023, we recorded a dilution loss of approximately $2.2 million within ‘Equity in income of unconsolidated affiliates’ to reflect the decrease in our ownership of Sky Harbour's net assets.

On  October 25, 2024, Sky Harbour entered into a securities purchase agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the Investors at an initial closing an aggregate of 3,955,790 PIPE shares of its Class A Common stock for an aggregate purchase price of approximately $37.6 million. On  December 20, 2024, Sky Harbour issued an additional 3,955,790 PIPE shares of its Class A Common Stock in connection with the exercise of all the rights to purchase additional shares provided to PIPE investors who participated in the  October 2024 closing for net proceeds of approximately $37.6 million, at a sale price of $9.50 per share. Aggregate proceeds from both closings were approximately $75.2 million, representing the full capacity of the equity raise. In connection with Sky Harbour's financing transactions occurring during the fourth quarter of fiscal 2024, we recorded a dilution gain of approximately $5.1 million within ‘Equity in income of unconsolidated affiliates’ to reflect the change in our ownership of Sky Harbour's net assets.

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by both the large number of shares and warrants we hold relative to the average trading volume of these securities which may prevent us from selling shares as we retain one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023, and have since expired. The carrying value of our investment in Sky Harbour’s Class A common stock as of  March 31, 2026 is approximately $72.4 million. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  March 31, 2026 and December 31, 2025, it would be valued at approximately $112 million and $105 million, respectively.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	March 31,	December 31,
	2026	2025

Beginning of year	$74,817	$72,436
Additional investments in unconsolidated affiliates	-	-
Distributions received	(72)	(60)
Transfer of interest	-	-
Sale of interest	-	(4,104)
Equity in income (loss) of unconsolidated affiliates	(1,691)	6,545

End of period	$73,054	$74,817

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended
	March 31,
	2026	2025

Revenue	$11,023	$6,408
Gross profit	9,568	5,673
Net loss from operations	(6,366)	(6,948)
Net loss	$(8,085)	$(8,872)

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

At March 31, 2026 and December 31, 2025, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments (level 1 in the fair value hierarchy). The carrying value of borrowings under our billboard revolving line of credit facility as well as our broadband term loan facility approximates fair value because of the variable market interest rate charged to us for these borrowings (level 1 in the fair value hierarchy). The fair value of borrowings under our billboard term loan facilities is estimated using quoted prices for similar debt (level 2 in the fair value hierarchy). At  March 31, 2026, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24.6 million, which is less than the approximate carrying amount of $25.5 million. At  December 31, 2025, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24.7 million, which was less than the approximate carrying amount of $25.7 million.

Warrants

Our Private Placement warrants related to Sky Harbour are considered level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the Private Placement warrants from January 1, 2026 to  March 31, 2026 and  January 1, 2025 to March 31, 2025, resulted in a gain of approximately $416 thousand and a gain of $1.2 million, respectively, which are included within "Other investment income" within our Condensed Consolidated Statements of Operations.

Fund I, Fund II and BFR Special Purpose Entities

We report fund investments on our Condensed Consolidated Balance Sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within "Other investment income" in the accompanying Condensed Consolidated Statements of Operations. Each of the 24th Street Funds’ and BFR's investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which third-party appraisals are obtained annually. Appraisals on the investments in special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate property. The income capitalization approach used capitalization rates ranging from 5.43% to 6.62%. The comparable sales approach used observable market transactions to value the underlying real estate property.

As of March 31, 2026 and December 31, 2025, the estimated aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $19.7 million and $24.3 million, respectively.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84 million. These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 15.3% equity interest in Sky Harbour, comprised of 11,671,494 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  March 31, 2026, it would be valued at approximately $112 million. As of  December 31, 2025, our equity interest in Sky Harbour was 15.3% and was comprised of 11,671,494 shares of Class A common stock. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  December 31, 2025, it would be valued at approximately $105 million.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 8.     FAIR VALUE (Continued)

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, level 1 in the fair value hierarchy.

	Total Carrying Amount in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at March 31, 2026	$19,603	$19,603	$955	$1,009

Marketable equity securities and U.S. Treasury trading securities at December 31, 2025	$21,538	$21,538	$137	$(12)

NOTE 9.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2025	$4,231
Additions	-
Liabilities settled	-
Accretion expense	55

Balance, March 31, 2026	$4,286

NOTE 10.     CAPITAL STOCK

On April 25, 2022, we filed a new shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500 million (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,039 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling stockholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia Group, LLC ("Magnolia") and Boulderado Partners, LLC ("Boulderado") and their affiliates. All of the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, the remaining 522,231 shares of our Class A common stock not repurchased are available for resale under that registration statement. As of  March 31, 2026, based upon filings by these shareholders with the SEC, and as it relates to shares held by Mr. Peterson, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock. This assumes that MIT continues to own all shares reflected in its Schedule 13G/A filing with the SEC on January 20, 2026. The 2022 Shelf Registration Statement expired in May 2025.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “2024 Share Repurchase Program”), pursuant to which the Company could repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2024 Share Repurchase Program went into effect on or about August 15, 2024, following the release of the quarterly report on Form 10-Q for the quarter ended June 30, 2024 and terminated on September 30, 2025. On November 14, 2025, the Board approved and authorized a share repurchase program (the “2025 Share Repurchase Program”), pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November 18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the 2025 Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the 2025 Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During 2024, we repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million under the 2024 Share Repurchase Program. We did not repurchase any shares in 2025 under the 2024 Share Repurchase Plan due to numerous blackout periods during the first nine months of 2025. During the year ended  December 31, 2025, we repurchased 444,753 shares of our Class A common stock for a total cost of approximately $5.8 million under the 2025 Share Repurchase Program. During the three months ended March 31, 2026, we repurchased 375,286 shares of our Class A common stock for a total cost of approximately $4.8 million under the 2025 Share Repurchase Program.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 10.     CAPITAL STOCK (Continued)

As of  March 31, 2025, there were 784 outstanding warrants for our Class A common stock. These warrants expired in  June of 2025. As a result, there were no outstanding warrants for our Class A common stock as of March 31, 2026.

On  January 10, 2025, Magnolia Capital Fund, LP ("MCF") exercised, in full, Class B warrants, issued in 2015 and expiring in  June 2025, to purchase shares of our Class B common stock. Under the terms of the warrants, MCF purchased 52,778 shares of Class B common stock at an exercise price of approximately $525 thousand paid in cash. Following this transaction, there were no other warrants outstanding issued by BOC to purchase Class B common stock as of March 31, 2025. Each share of Class B common stock is identical to Class A common stock in liquidation, dividend and similar rights. The only differences between our Class B common stock and our Class A common stock are that each share of Class B common stock has 10 votes for each share held, while the Class A common stock has a single vote per share, and certain actions cannot be taken without the approval of the holders of the Class B common stock.

Separation Agreement with Alex Rozek

Separation and Benefits

On  May 9, 2024, the Company, Alex B. Rozek, and certain other parties set forth therein, entered into a Separation and Stock Repurchase Agreement (the “Separation Agreement”). Effective as of  May 9, 2024, Mr. Rozek resigned as an officer and director of the Company and all its direct and indirect subsidiaries. Mr. Rozek continues to serve as a member of the board of directors of Sky Harbour. All amounts due and payable to Mr. Rozek were paid in 2024 and 2025 and no severance, expense reimbursement, or other sums are due to Mr. Rozek in 2026 or beyond under the Separation Agreement.

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

The aggregate purchase price paid to Mr. Rozek was approximately $9.2 million, comprised of cash payments of $8.8 million and 36,705 shares of Class A Common Stock of Sky Harbour. The aggregate purchase price paid to Boulderado was approximately $10 million, comprised of cash payments of approximately $8 million and 194,738 shares of Class A Common Stock of Sky Harbour.

Separation and Benefits

Pursuant to the Separation Agreement, (a) in 2024, we transferred to Mr. Rozek 200,000 shares of Class A Common Stock, par value $0.0001 of Sky Harbour, as consideration for his efforts in connection with the successful launch of Sky Harbour, (b) Mr. Rozek received severance of $960 thousand, which was paid in equal monthly installments for a period of 18 months, and (c) Mr. Rozek received employee benefits of $75 thousand, which was paid in equal monthly installments for a period of 18 months, each of which are included within "Employee costs" within our Consolidated Statements of Operations for the year ended  December 31, 2024.

Mr. Rozek agreed to customary non-solicitation, non-competition, confidentiality, cooperation, and return of property covenants. As consideration for entering into a non-competition agreement, we paid Mr. Rozek $250 thousand.

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 11.    LONG-TERM DEBT

Link Credit Facility

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

On  December 6, 2021, Link entered into a Fourth Amendment to the Credit Agreement with the Lender which modified the original Credit Agreement by merging all outstanding principal amounts under both Term Loan 1 and Term Loan 2 into one term loan (the “Term Loan”) having a fixed interest rate of 4.00% per annum, and increasing the total Term Loan borrowing limit to $30 million.

On  May 31, 2022, Link entered into a Fifth Amendment to the Credit Agreement with the Lender which modified the Credit Agreement by extending the period of time under which Link may issue to BOC a cash dividend from January 31, 2022 to June 30, 2022 in the amount up to approximately $8.1 million in the aggregate.

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

On September 22, 2023, Link entered into a Seventh Amendment to the Credit Agreement with the Lender which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit loan facility from $5 million to $10 million.

On February 14, 2024, Link entered into an Eighth Amendment to the Credit Agreement with the Lender which modified the Credit Agreement to provide additional flexibility for Link to issue dividends to BOC.

On May 30, 2024, Link entered into a Ninth Amendment to the Credit Agreement with the Lender which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit loan facility from $10 million to $15 million.

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

As of March 31, 2026, Link has borrowed $30 million through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15 million maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio. On October 20, 2025, Link entered into a Tenth Amendment to Credit Agreement, which modified the Credit Agreement by extending the revolving line of credit maturity date and updating the definition of the consolidated fixed charge coverage ratio. The revolving line of credit is due and payable on  August 12, 2029.

Long-term debt included within our Condensed Consolidated Balance Sheets as of March 31, 2026 consists of Term Loan borrowings of approximately $25.5 million, of which approximately $0.9 million is classified as current. As of March 31, 2026, there was $9.1 million outstanding related to the revolving line of credit, which is included within long-term debt in our Condensed Consolidated Balance Sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of March 31, 2026.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default, the Lender may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default, the loans will automatically accelerate.

The aggregate minimum principal payments required on long-term debt as of March 31, 2026 were as follows: $665 thousand in 2026, $923 thousand in 2027, and $23.9 million in 2028.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 11.    LONG-TERM DEBT (Continued)

Boston Omaha Broadband Credit Facility

On September 17, 2024, three operating subsidiaries of BOB entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20 million in the aggregate in term loans (the “BOB Credit Facility”). The three operating subsidiaries which are the borrowers under the BOB Credit Agreement are FIF AireBeam, LLC, FIF St George, LLC, and FIF Utah, LLC (collectively, the “Borrowers”). The loan is guaranteed by BOB but is not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses and had to be drawn by December 31, 2025. The BOB Credit Agreement was subsequently split into separate credit agreements with each of the Borrowers in order to allow certain borrowers to apply for federal loan funding, hereinafter referred to as the "BOB Credit Agreements." All material terms of the original BOB Credit Agreement remain unchanged in the Amended and Restated Credit Agreement for FIF AireBeam, LLC and FIF St George, LLC and the Credit Agreement for FIF Utah, LLC.

The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1 million. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There was a fee during the first year of the Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment. As of March 31, 2026, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030.

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

The BOB Credit Agreements include representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants, and events of default customary for financings of this type. Upon the occurrence of an event of default, the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all their assets to the Lender. BOB was in compliance with these covenants as of March 31, 2026.

As of March 31, 2026, there was approximately $13.6 million outstanding under the BOB Credit Agreements, of which approximately $1.5 million is classified as current. The aggregate minimum principal payments required on long-term debt as of March 31, 2026 were as follows: $1.1 million in 2026, $1.5 million in 2027, $1.5 million in 2028, $1.5 million in 2029, and approximately $8 million thereafter.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended
	March 31,
	2026	2025	Statement of Operations Classification

Lease cost	$2,251	$2,178	Cost of billboard revenues, cost of broadband revenues and general and administrative
Variable and short-term lease cost	530	877	Cost of billboard revenues, cost of broadband revenues and general and administrative

Total Lease Cost	$2,781	$3,055

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended
	March 31,
	2026	2025

Cash payments for operating leases	$2,293	$2,235
New operating lease assets obtained in exchange for operating lease liabilities	$670	$2,137

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 12.      LEASES (Continued)

Operating Lease Assets and Liabilities

	March 31, 2026	December 31, 2025	Balance Sheet Classification

Lease assets	$56,681	$58,427	Other Assets: Right of use assets

Current lease liabilities	$4,973	$5,270	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	52,501	54,384	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$57,474	$59,654

Maturity of Operating Lease Liabilities

March 31, 2026

2027	$8,039
2028	8,096
2029	7,625
2030	6,894
2031	6,112
Thereafter	51,171

Total lease payments	87,937
Less imputed interest	(30,463)

Present Value of Lease Liabilities	$57,474

As of March 31, 2026, our operating leases have a weighted-average remaining lease term of 15.44 years and a weighted-average discount rate of 5.51%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS

This summary presents our current segments, as described below.

General Indemnity Group, LLC

GIG conducts our insurance operations through its subsidiaries, UCS and BOSS Bonds. Both BOSS Bonds and UCS clients are nationwide. Revenue consists of surety bond sales and insurance commissions. GIG’s corporate resources are used to support BOSS Bonds and UCS, and to make additional business acquisitions in the insurance industry.

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

The accounting policies of the above segments are the same as those described within Footnote 2 “Summary of Significant Accounting Policies” of the 2025 Form 10-K.

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS (Continued)

						Total
Three Months Ended March 31, 2026	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$6,525	$10,973	$10,750	$1	$-	$28,249
Cost of Revenues	4,722	3,490	2,565	-	-	10,777
Gross Margin	1,803	7,483	8,185	1	-	17,472
Other Operating Expenses
Employee costs	2,421	2,230	3,176	-	499	8,326
Professional fees	176	90	115	216	504	1,101
General and administrative	767	984	1,679	60	389	3,879
Depreciation	30	1,331	3,065	-	20	4,446
Amortization	40	952	885	-	-	1,877
Accretion	-	52	3	-	-	55
Loss (gain) on disposition of assets	-	4	(28)	-	-	(24)
Total expenses	3,434	5,643	8,895	276	1,412	19,660
Segment (Loss) Income from Operations	(1,631)	1,840	(710)	(275)	(1,412)	(2,188)

Interest expense	-	(382)	(227)	-	-	(609)
Interest and dividend income	-	44	19	5	203	271
Equity in loss of unconsolidated affiliates	(431)	-	-	-	(1,260)	(1,691)
Other investment income (loss)	956	-	-	(376)	412	992
Noncontrolling interest in subsidiary (income) loss	-	-	(8)	415	-	407
Income tax benefit	-	-	-	-	669	669
Net (Loss) Income Attributable to Common Stockholders	$(1,106)	$1,502	$(926)	$(231)	$(1,388)	$(2,149)

Segment adjusted EBITDA	$(1,561)	$4,179	$3,215	$(275)	$(1,392)	$4,166

Capital expenditures	$-	$564	$5,920	$-	$-	$6,484

						Total
Three Months Ended March 31, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$6,633	$10,764	$10,320	$13	$-	$27,730
Cost of Revenues	2,864	3,844	2,373	-	-	9,081
Gross Margin	3,769	6,920	7,947	13	-	18,649
Other Operating Expenses
Employee costs	2,507	2,226	3,589	-	488	8,810
Professional fees	98	62	126	256	199	741
General and administrative	857	989	1,521	33	380	3,780
Depreciation	43	1,290	2,667	-	27	4,027
Amortization	40	962	868	-	41	1,911
Accretion	-	51	3	-	-	54
Loss on disposition of assets	-	74	50	-	-	124
Total expenses	3,545	5,654	8,824	289	1,135	19,447
Segment Income (Loss) from Operations	224	1,266	(877)	(276)	(1,135)	(798)

Interest expense	-	(422)	(120)	-	-	(542)
Interest and dividend income	-	47	18	8	230	303
Equity in income (loss) of unconsolidated affiliates	163	-	-	-	(2,477)	(2,314)
Other investment income (loss)	283	-	-	(2,020)	2,473	736
Noncontrolling interest in subsidiary loss	-	-	-	1,758	-	1,758
Income tax benefit	-	-	-	-	187	187
Net Income (Loss) Attributable to Common Stockholders	$670	$891	$(979)	$(530)	$(722)	$(670)

Segment adjusted EBITDA	$307	$3,643	$2,711	$(276)	$(1,067)	$5,318

Capital expenditures	$-	$700	$6,159	$-	$-	$6,859

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS (Continued)

						Total
As of March 31, 2026	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$5,915	$4,199	$1,232	$252	$15	$11,613
Goodwill	11,325	130,904	39,614	537	-	182,380
Total assets	100,310	249,681	212,334	24,739	109,095	696,159

						Total
As of December 31, 2025	GIG	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$6,440	$4,121	$751	$4,695	$15	$16,022
Goodwill	11,325	130,904	39,614	537	-	182,380
Total assets	102,689	252,802	211,435	35,489	110,658	713,073

NOTE 14.     UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides a reconciliation of the beginning and ending reserve balances at UCS for losses and loss adjustment expenses (“LAE”) for the three months ended March 31, 2026 and 2025.

	2026	2025
Gross reserve for unpaid losses and loss adjustment expenses, beginning of period	$6,539	$5,873
Less: reinsurance recoverable on unpaid losses	999	1,804
Net reserve for unpaid losses and loss adjustment expenses, beginning of period	5,540	4,069

Incurred losses and loss adjustment expenses:
Current year	1,899	989
Prior year	747	178
Total net losses and loss adjustment expense incurred	2,646	1,167

Payments:
Current year	499	467
Prior year	908	544
Total payments:	1,407	1,011

Net reserves for unpaid losses and loss adjustment expenses, end of period	6,779	4,225
Reinsurance recoverable on unpaid losses, net of allowance	1,007	1,804

Gross reserves for unpaid losses and loss adjustment expenses, end of period	$7,786	$6,029

For the three months ended  March 31, 2026, there was an unfavorable prior year loss development. For the three months ended  March 31, 2025, there was an unfavorable prior year loss development. Favorable and unfavorable prior year loss developments are the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 15.     CUSTODIAL RISK

As of March 31, 2026, we had approximately $39.6 million in excess of federally insured limits on deposit with financial institutions.

NOTE 16.     SUBSEQUENT EVENTS

Subsequent to  March 31, 2026, we repurchased 261,671 shares of our Class A common stock for a total cost of approximately $3.2 million.

Subsequent to  March 31, 2026, we sold 331,500 shares of Sky Harbour stock for total proceeds of approximately $3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws, PARTICULARLY THOSE ANTICIPATING FUTURE FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, GROWTH, OPERATING STRATEGIES AND SIMILAR MATTERS, INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING OPERATIONS, RESULTS OF OPERATIONS, LIQUIDITY, INVESTMENTS, OUR NEED FOR, AND ABILITY TO OBTAIN, ADDITIONAL FUNDING FOR ACQUISITIONS AND POTENTIAL BUSINESS EXPANSION, GENERAL ECONOMIC TRENDS, INFLATIONARY PRESSURES, FINANCIAL CONDITION AND THE IMPACT OF ANY FUTURE PANDEMIC OR GEOPOLITICAL EVENTS ON OUR BUSINESS. We have based these forward-looking statements on our current intent, expectations and projections about future events, and these forward-looking statements are not guaranteed to occur and may not occur. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “intend,” “project,” “contemplate,” “potential,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These statements are only predictions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2025, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON MARCH 30, 2026. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2026 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly-owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of March 31, 2026, we operate approximately 3,900 billboards with approximately 7,500 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

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

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of March 31, 2026, we have approximately 50,400 broadband customers (21,600 fiber subscribers) and 50,400 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management business, brokerage and related services business, as well as an asset management business. We currently own 30% of Logic Real Estate Companies, LLC. On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM for cash and BOC Class A common stock valued at approximately $5 million in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of approximately $2.7 million in cash at closing, an additional $1.3 million in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate. As of March 31, 2026, the 24th Street Funds have a total of four real estate properties remaining under management.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately-held parent company of Crescent Bank & Trust, Inc. ("Crescent Bank"). Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent Bank is located in New Orleans, LA.

●

In October 2020, our subsidiary BOC Yellowstone LLC, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through March 31, 2026, we have sold 1,015,537 shares of Sky Harbour Class A common stock for gross proceeds of approximately $11.2 million. As of March 31, 2026, we held 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants. Subsequent to March 31, 2026, we sold 331,500 shares of Sky Harbour Class A common stock for gross proceeds of approximately $3 million.

●

In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single family detached and/or townhomes for long term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we are winding down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well. As of March 31, 2026, the BFR Fund has one real estate property remaining under management.

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

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In the surety insurance business, new insurance companies must be licensed by state agencies that impose capital, management and other strict requirements on these insurers. These hurdles are at the individual state level, with statutes often providing wide latitude to regulators to impose judgmental requirements upon new entrants. In addition, new distribution channels in certain areas of surety may provide a new opportunity. We also believe our investment in both CB&T and Sky Harbour has provided each company the opportunity to significantly grow its business. We invest our available capital and the surplus capital from UCS in a wide range of securities, including equity securities of public companies, various corporate and government bonds, and U.S. Treasury securities. In broadband services, we believe that our fiber-to-the-home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve.

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

Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct cost of services. In our billboard business, direct cost of services includes land leases, utilities, repairs and maintenance of equipment, sales commissions, contract services, and other billboard level expenses. In our broadband business, direct cost of services includes network operations and data costs, software costs, cell site rent and utilities, and other broadband level expenses. In our surety business, direct cost of services includes commissions, premium taxes, fees and assessments, and losses and loss adjustment expenses.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following is a comparison of our results of operations for the three months ended March 31, 2026, which we refer to as the “first quarter of fiscal 2026,” compared to the three months ended March 31, 2025, which we refer to as the “first quarter of fiscal 2025.”

Revenues. For the first quarter of fiscal 2026 and the first quarter of fiscal 2025, our revenues, in thousands and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$10,973	38.8%	$10,764	38.8%	$209
Broadband services	10,750	38.1%	10,320	37.2%	430
Premiums earned	5,457	19.3%	5,564	20.1%	(107)
Insurance commissions	631	2.2%	579	2.1%	52
Investment and other income	438	1.6%	503	1.8%	(65)
Total Revenues	$28,249	100.0%	$27,730	100.0%	$519

We realized total revenues of $28,249 during the first quarter of fiscal 2026, an increase of 1.9% over revenues of $27,730 during the first quarter of fiscal 2025. The key factors impacting revenue across each of our businesses during the first quarter of fiscal 2026 were as follows:

●	Net billboard rentals in the first quarter of fiscal 2026 increased 1.9% when compared to the first quarter of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first quarter of fiscal 2026 increased 4.2% from the first quarter of fiscal 2025, mainly reflecting subscriber growth across a number of our markets.

●

Premiums earned from our UCS insurance subsidiary decreased 1.9% in the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025. The decrease in premiums earned was primarily driven by higher reinsurance reinstatement fees during the first three months of fiscal 2026. Reinstatement fees represent additional ceded premium owed to reinsurers to restore excess-of-loss coverage due to losses incurred during fiscal 2025 and the first three months of fiscal 2026. Absent the impact of these reinstatement fees, premiums earned would have increased in the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Revenue from insurance commissions generated by our surety brokerage operations increased 9.0% in the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS and BOAM decreased from $503 in the first quarter of fiscal 2025 to $438 in the first quarter of fiscal 2026, mainly due to decrease in yields on invested assets.

Expenses. For the first quarter of fiscal 2026 and the first quarter of fiscal 2025, our expenses, in thousands and as a percentage of total revenues, were as follows:

	For the Three Months Ended March 31,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,490	12.4%	$3,844	13.9%	$(354)
Cost of broadband revenues	2,565	9.1%	2,373	8.6%	192
Cost of insurance revenues	4,722	16.7%	2,864	10.3%	1,858
Employee costs	8,326	29.5%	8,810	31.8%	(484)
Professional fees	1,101	3.9%	741	2.7%	360
Depreciation	4,446	15.7%	4,027	14.5%	419
Amortization	1,877	6.6%	1,911	6.9%	(34)
General and administrative	3,879	13.7%	3,780	13.6%	99
(Gain) loss on disposition of assets	(24)	(0.1%)	124	0.4%	(148)
Accretion	55	0.2%	54	0.2%	1
Total Costs and Expenses	$30,437	107.7%	$28,528	102.9%	$1,909

During the first quarter of fiscal 2026, we had total costs and expenses of $30,437, as compared to total costs and expenses of $28,528 in the first quarter of fiscal 2025. Total costs and expenses as a percentage of total revenues increased from 102.9% in the first quarter of fiscal 2025 to 107.7% in the first quarter of fiscal 2026. The key factors impacting costs and expenses across each of our businesses during the first quarter of fiscal 2026 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 35.7% in the first quarter of fiscal 2025 to 31.8% in the first quarter of fiscal 2026. The decrease was mainly driven by lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 23.0% in the first quarter of fiscal 2025 to 23.9% in the first quarter of fiscal 2026. The increase was mainly driven by higher network operations and data costs as a percentage of broadband revenues.

●

Cost of insurance revenues increased as a percentage of insurance revenues from 43.2% in the first quarter of fiscal 2025 to 72.4% in the first quarter of fiscal 2026. The increase was mainly driven by additional claim payments and increased reserves due to adverse development on prior year claims. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium as well as a review of pending or likely claims. The management team at UCS has taken steps over the past two fiscal quarters to enhance underwriting review processes through additional hiring and more rigorous underwriting review standards.

●

Employee costs in the first quarter of fiscal 2026 were $8,326, or 29.5% of total revenues, as compared to $8,810, or 31.8% of total revenues, in the first quarter of fiscal 2025. The decrease was mainly driven by headcount reductions within our broadband businesses.

●

Professional fees in the first quarter of fiscal 2026 were $1,101, or 3.9% of total revenues, as compared to $741, or 2.7% of total revenues, in the first quarter of fiscal 2025. The increase was mainly driven by higher professional fees at Boston Omaha's parent company.

●	General and administrative expenses in the first quarter of fiscal 2026 were $3,879, or 13.7% of total revenues, as compared to $3,780, or 13.6% of total revenues, in the first quarter of fiscal 2025.

●

Non-cash expenses in the first quarter of fiscal 2026 included $4,446 in depreciation expense, $1,877 in amortization expense, and $55 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first quarter of fiscal 2026 was $2,188, or 7.7% of total revenues, as compared to a net loss from operations of $798, or 2.9% of total revenues, in the first quarter of fiscal 2025. The increase in net loss from operations was primarily due to higher loss and loss adjustment expense and commissions paid within our insurance business as well as higher professional fees at Boston Omaha's parent company, which were partially offset by improved operations within our billboard and broadband businesses. Our net loss from operations included $6,378 from non-cash depreciation, amortization, and accretion expenses in the first quarter of fiscal 2026, as compared to $5,992 in the first quarter of fiscal 2025.

Other Income (Expense). During the first quarter of fiscal 2026, we had net other expense of $1,037. Net other expense included non-cash losses of $1,691 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations and interest expense of $609 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by interest and dividend income of $271 and other invest income of $992, which included realized gains of $955 from the sale of investments at GIG, a $416 unrealized gain on the Sky Harbour warrants held by Boston Omaha, and losses of $376 within BOAM primarily related to changes in the fair value of the underlying assets within the 24th Street Funds. During the first quarter of fiscal 2025, we had net other expense of $1,817, which included non-cash losses of $2,314 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour and interest expense of $542 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by $736 in other investment income mainly driven by $1,276 in realized gains on the sale of 220,889 shares of Sky Harbour Class A common stock and a $1,235 unrealized gain on the Sky Harbour warrants held by Boston Omaha, which was partially offset by other investment losses of $2,020 within BOAM primarily related to changes in the fair value of the remaining assets within the 24th Street and BFR Funds, and interest and dividend income of $303.

Generally accepted accounting principles ("GAAP") require us to include the unrealized changes in market prices of investments in public equity securities in our reported earnings. Due to the size of our percentage ownership interest in Sky Harbour's Class A common stock and our right to elect one of the seven members of Sky Harbour's Board of Directors, our investment is recorded under the equity method and we do not include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. In the future, if we are deemed to no longer have significant influence, we may no longer be able to record our investment under the equity method and will be required to include any unrealized gains or losses related to the change in Sky Harbour's stock price in our reported earnings. While we intend to hold our current securities for the longer term, we may in the future choose to sell them for a variety of reasons resulting in realized losses or gains.

Additionally, we have evaluated our investment in Sky Harbour as of March 31, 2026, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.20 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $2,149 in the first quarter of fiscal 2026, or a loss per share of $0.07, based on 30,804,628 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $670 in the first quarter of fiscal 2025, or a loss per share of $0.02, based on 31,428,298 diluted weighted average shares outstanding.

 Results of Operations by Segment

The following tables report results, in thousands and as a percentage of segment revenues, for the following four segments in which we operate: billboards, broadband, insurance and asset management for the first quarter of fiscal 2026 and the first quarter of fiscal 2025:

Results of Billboard Operations

	For the Three Months Ended March 31,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$10,973	100.0%	$10,764	100.0%
Cost of Revenues
Ground rents	1,932	17.6%	2,241	20.8%
Utilities	461	4.2%	486	4.5%
Commissions paid	656	6.0%	713	6.6%
Other costs of revenues	441	4.0%	404	3.8%
Total cost of revenues	3,490	31.8%	3,844	35.7%
Gross margin	7,483	68.2%	6,920	64.3%
Other Operating Expenses
Employee costs	2,230	20.3%	2,226	20.7%
Professional fees	90	0.8%	62	0.6%
Depreciation	1,331	12.1%	1,290	12.0%
Amortization	952	8.7%	962	8.9%
General and administrative	984	9.0%	989	9.2%
Accretion	52	0.5%	51	0.5%
Loss on disposition of assets	4	0.0%	74	0.6%
Total expenses	5,643	51.4%	5,654	52.5%
Segment Income from Operations	1,840	16.8%	1,266	11.8%
Interest expense, net	(338)	(3.1%)	(375)	(3.5%)
Net Income Attributable to Common Stockholders	$1,502	13.7%	$891	8.3%

Comparison of the First Quarter of Fiscal 2026 to the First Quarter of Fiscal 2025. In the first quarter of fiscal 2026, net billboard revenues increased by 1.9% when compared to the first quarter of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first quarter of fiscal 2026 were as follows:

●

Ground rent expense as a percentage of total segment operating revenues decreased from 20.8% in the first quarter of fiscal 2025 to 17.6% in the first quarter of fiscal 2026. The decrease is mainly due to ASC 842 lease accounting entries during the first quarter of fiscal 2025 stemming from changes in our lease portfolio.

●	Commissions paid as a percentage of total segment operating revenues decreased from 6.6% in the first quarter of fiscal 2025 to 6.0% in the first quarter of fiscal 2026.

●	Employee costs as a percentage of total segment operating revenues decreased from 20.7% in the first quarter of fiscal 2025 to 20.3% in the first quarter of fiscal 2026.

●	General and administrative expenses decreased slightly as a percentage of total segment operating revenues from 9.2% in the first quarter of fiscal 2025 to 9.0% in the first quarter of fiscal 2026.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues was 12.1% and 8.7% in the first quarter of fiscal 2026 compared to 12.0% and 8.9% in the first quarter of fiscal 2025, respectively.

●

Net interest expense was $338 in the first quarter of fiscal 2026 compared to net interest expense of $375 in the first quarter of fiscal 2025. The decrease is mainly driven by principal repayments on the revolving line of credit.

Results of Broadband Operations

	For the Three Months Ended March 31,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$10,750	100.0%	$10,320	100.0%
Cost of Revenues
Network operations and data costs	1,506	14.0%	1,306	12.7%
Software costs	225	2.1%	153	1.5%
Cell site rent and utilities	339	3.2%	351	3.4%
Other costs of revenues	495	4.6%	563	5.4%
Total cost of revenues	2,565	23.9%	2,373	23.0%
Gross margin	8,185	76.1%	7,947	77.0%
Other Operating Expenses
Employee costs	3,176	29.5%	3,589	34.8%
Professional fees	115	1.1%	126	1.2%
Depreciation	3,065	28.5%	2,667	25.9%
Amortization	885	8.2%	868	8.4%
General and administrative	1,679	15.6%	1,521	14.7%
Accretion	3	0.0%	3	0.0%
(Gain) loss on disposition of assets	(28)	(0.2%)	50	0.5%
Total expenses	8,895	82.7%	8,824	85.5%
Segment Loss from Operations	(710)	(6.6%)	(877)	(8.5%)
Interest expense, net	(208)	(1.9%)	(102)	(1.0%)
Noncontrolling interest in subsidiary income	(8)	(0.1%)	-	-
Net Loss Attributable to Common Stockholders	$(926)	(8.6%)	$(979)	(9.5%)

Comparison of the First Quarter of Fiscal 2026 to the First Quarter of Fiscal 2025. In the first quarter of fiscal 2026, total operating revenues increased by 4.2% when compared to the first quarter of fiscal 2025 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first quarter of fiscal 2026 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues increased from 12.7% in the first quarter of fiscal 2025 to 14.0% in the first quarter of fiscal 2026. The increase is mainly driven by increased cell site circuit costs related to new project developments.

●

Employee costs as a percentage of total segment operating revenues decreased from 34.8% in the first quarter of fiscal 2025 to 29.5% in the first quarter of fiscal 2026. The decrease is mainly driven by headcount reductions within our broadband businesses.

●	Depreciation expense increased by $398 from the first quarter of fiscal 2025. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 14.7% in the first quarter of fiscal 2025 to 15.6% in the first quarter of fiscal 2026. The increase is mainly driven by the use of contract labor within our broadband businesses.

●

Net interest expense was $208 in the first quarter of fiscal 2026 compared to net interest expense of $102 in the first quarter of fiscal 2025. The increase is mainly driven by the borrowings on the BOB credit facility.

●	Noncontrolling interest in subsidiary income of $8 in the first quarter of fiscal 2026 is related to joint venture projects at FFH.

Results of Insurance Operations

	For the Three Months Ended March 31,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Premiums earned	$5,457	83.6%	$5,564	83.9%
Insurance commissions	631	9.7%	579	8.7%
Investment and other income	437	6.7%	490	7.4%
Total operating revenues	6,525	100.0%	6,633	100.0%
Cost of Revenues
Commissions paid	1,916	29.4%	1,552	23.4%
Premium taxes, fees, and assessments	160	2.4%	145	2.2%
Losses and loss adjustment expense	2,646	40.6%	1,167	17.6%
Total cost of revenues	4,722	72.4%	2,864	43.2%
Gross margin	1,803	27.6%	3,769	56.8%
Other Operating Expenses
Employee costs	2,421	37.1%	2,507	37.8%
Professional fees	176	2.7%	98	1.5%
Depreciation	30	0.4%	43	0.6%
Amortization	40	0.6%	40	0.6%
General and administrative	767	11.8%	857	12.9%
Total expenses	3,434	52.6%	3,545	53.4%
Segment (Loss) Income from Operations	(1,631)	(25.0%)	224	3.4%
Other investment income	956	14.6%	283	4.2%
Equity in (loss) income of unconsolidated affiliates	(431)	(6.6%)	163	2.5%
Net (Loss) Income Attributable to Common Stockholders	$(1,106)	(17.0%)	$670	10.1%

Comparison of the First Quarter of Fiscal 2026 to the First Quarter of Fiscal 2025. In the first quarter of fiscal 2026, total operating revenues decreased by 1.6% when compared to the first quarter of fiscal 2025, mainly due to lower earned premium at UCS. The key factors affecting our insurance operations results during the first quarter of fiscal 2026 were as follows:

●

Premiums earned from our UCS insurance subsidiary decreased by 1.9% in the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025. The decrease in premiums earned was primarily driven by higher reinsurance reinstatement fees during the first three months of fiscal 2026. Reinstatement fees represent additional ceded premium owed to reinsurers to restore excess-of-loss coverage due to losses incurred during fiscal 2025 and the first three months of fiscal 2026. Absent the impact of these reinstatement fees, premiums earned would have increased in the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025. We recognize revenues for written premium over the life of the surety bond and, as a result, increased sales activities are not fully reflected in the quarter in which the surety bond is issued.

●

Insurance commissions generated by our surety brokerage operations increased by 9.0% in the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025, mainly due to increased production through outside insurance carriers.

●	Investment and other income at UCS decreased from $490 in the first quarter of fiscal 2025 to $437 in the first quarter of fiscal 2026, mainly due to a decrease in yields on invested assets.

●

Commissions paid as a percentage of total segment operating revenues increased from 23.4% in the first quarter of fiscal 2025 to 29.4% in the first quarter of fiscal 2026, mainly due to increased production from non-affiliated insurance brokerage firms.

●

Losses and loss adjustment expenses as a percentage of total segment operating revenues increased from 17.6% in the first quarter of fiscal 2025 to 40.6% in the first quarter of fiscal 2026, mainly driven by additional claim payments and increased reserves due to adverse development on prior year claims. Losses and loss adjustment expenses are primarily reserved monthly based on a percentage of earned premium as well as a review of pending or likely claims. The management team at UCS has taken steps over the past two fiscal quarters to enhance underwriting review processes through additional hiring and more rigorous underwriting review standards.

●	Employee costs as a percentage of total segment operating revenues decreased from 37.8% in the first quarter of fiscal 2025 to 37.1% in the first quarter of fiscal 2026.

●

General and administrative expenses as a percentage of total segment operating revenues decreased from 12.9% in the first quarter of fiscal 2025 to 11.8% in the first quarter of fiscal 2026, mainly due to a decrease in software development costs related to IT projects.

●

During the first quarter of fiscal 2026, UCS had equity in loss of unconsolidated affiliates of $431, related to UCS' investment in Sky Harbour Class A common stock, and $956 in other investment income mainly from realized gains on the sale of Breezeway Homes, Inc. preferred stock as well as other investments in publicly held securities. As of March 31, 2026, UCS had approximately $17.1 million in Sky Harbour Class A common stock (equity method). We expect to continue to invest a portion of our excess capital in accordance with insurance regulatory limitations in both publicly traded equity securities and bonds. These investments are subject to the risk of loss in value depending upon market conditions and factors outside of our control.

Results of Asset Management Operations

	For the Three Months Ended March 31,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$1	100.0%	$13	100.0%
Cost of Revenues
Total cost of revenues	-	-	-	-
Gross margin	1	100.0%	13	100.0%
Other Operating Expenses
Employee costs	-	-	-	-
Professional fees	216	38791.2%	256	1969.1%
Depreciation	-	-	-	-
Amortization	-	-	-	-
General and administrative	60	10771.2%	33	253.6%
Total expenses	276	49562.4%	289	2222.7%
Segment Loss from Operations	(275)	(49462.4%)	(276)	(2122.7%)
Interest and dividend income	5	952.3%	8	61.9%
Other investment loss	(376)	(67642.6%)	(2,020)	(15530.5%)
Noncontrolling interest in subsidiary loss	415	74580.8%	1,758	13520.8%
Net Loss Attributable to Common Stockholders	$(231)	(41571.9%)	$(530)	(4070.5%)

Comparison of the First Quarter of Fiscal 2026 to the First Quarter of Fiscal 2025. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023 we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. The key factors affecting our asset management operations results during the first quarter of fiscal 2026 were as follows:

●	Professional fees decreased by $40 in the first quarter of fiscal 2026 when compared to the first quarter of fiscal 2025. Professional fees are mainly related to accounting and audit fees at the fund level as well as the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street and BFR Funds. The services agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the first quarter of fiscal 2026 increased by $27 from the first quarter of fiscal 2025.

●	Other investment loss of $376 in the first quarter of fiscal 2026 primarily included the changes in the fair value of the 24th Street Funds mainly driven by a decline in value of the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss of $415 in the first quarter of fiscal 2026 primarily included the external limited partners' share of GAAP losses within the 24th Street Funds, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for the First Three Months of Fiscal 2026 compared to the First Three Months of Fiscal 2025

The table below summarizes our cash flows, in thousands, for the first three months of fiscal 2026 and the first three months of fiscal 2025:

	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
	(unaudited)	(unaudited)
Net cash provided by operating activities	$3,862	$2,555
Net cash provided by (used in) investing activities	5,335	(11,227)
Net cash (used in) provided by financing activities	(11,000)	6,826
Net decrease in cash, cash equivalents, and restricted cash	$(1,803)	$(1,846)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $3,862 for the first three months of fiscal 2026 compared to $2,555 for the first three months of fiscal 2025. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and broadband businesses, which were partially offset by an increase in losses and loss adjustment expense within our insurance business.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $5,335 for the first three months of fiscal 2026 as compared with net cash used in investing activities of $11,227 for the first three months of fiscal 2025. During the first three months of fiscal 2026, net cash provided by investing activities is primarily attributable to $11,819 in net cash proceeds mainly from the sale of U.S. Treasury securities and other investments, which were partially offset by $6,484 in capital expenditures mainly within our broadband businesses.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $11,000 during the first three months of fiscal 2026 as compared to net cash provided by financing activities of $6,826 during the first three months of fiscal 2025. During the first three months of fiscal 2026, net cash used in financing activities mainly consisted of $5,583 in distributions to noncontrolling interests from the 24th Street and BFR Funds, $4,808 in stock repurchases, $596 in principal repayments on long-term debt, and $13 in collateral released at UCS.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing and managing business aviation hangars. At March 31, 2026, we had approximately $28.8 million in unrestricted cash and approximately $19.4 million in short-term U.S. Treasury securities. Our strategy is to continue to expand certain parts of our existing businesses as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately-held companies. We reserve the right to dispose of a business or subset of a business unit if, based upon management’s periodic review of our portfolio, our Board of Directors determines that such action would be in our best interest.

On November 14, 2025, the Board approved and authorized the 2025 Share Repurchase Program, pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November 18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the 2025 Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the 2025 Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. From November 2025 through the first three months of fiscal 2026, we repurchased 820,039 shares of our Class A common stock for a total cost of approximately $10.6 million.

There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings, available cash, and slow our anticipated growth. If we elect to sell all or a portion of a business unit, the sale of the disposed unit may disrupt operations, cause key talent loss, or create difficulties in separating shared services, impacting the remaining business's financial performance. If we elect to sell all or a portion of a business unit, we may fail to secure a buyer, fail to consummate the transaction, or face prolonged closing timelines due to delays in obtaining any required approvals by government agencies or our lenders. Divestitures can also result in reduced cash flow, unexpected tax consequences, or the need to write down goodwill associated with the disposed business unit. Although we have entered into, and expect to continue to enter into, non-binding letters of intent to acquire businesses on a regular basis, we do not currently have any agreements, commitments or understandings for any specific material acquisitions that are probable of being consummated at this time.

To date, we have raised funds through the sale of our common stock in public offerings, sales of our common stock in “at the market” programs, term loan financings through our Link and BOB subsidiaries, proceeds from the sale of publicly traded securities held by us, cash flow from operations, and, prior to 2019, through private placements of our common stock.

2022 Shelf Registration Statement

In April 2022, we filed the 2022 Shelf Registration Statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, and which has now expired, relating to the registration of Class A common stock, preferred stock, debt securities and warrants of the Company for up to $500 million. Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,039 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. Currently, the selling stockholders are MIT as well as 238 Plan Associates LLC, an MIT pension and benefit fund, and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. Also, we registered shares held by Adam Peterson and his affiliates underlying the Class A common stock and shares of Class A common stock issuable upon conversion of shares of Class B common stock of which shares have been sold. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All of the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, the remaining 522,231 shares of our Class A common stock not repurchased are available for resale under that registration statement. As of March 31, 2026, based upon filings by these shareholders with the SEC, and as it relates to shares held by Mr. Peterson, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock. This assumes that MIT continues to own all shares reflected in its Schedule 13G/A filing with the SEC on January 20, 2026. The 2022 Shelf Registration Statement expired in May 2025.

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

On May 30, 2024, Link entered into a Ninth Amendment to Credit Agreement, which modified the Credit Agreement by increasing the maximum availability under the revolving line of credit from $10 million to $15 million. Interest payments are based on the U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio.

On October 20, 2025, Link entered into a Tenth Amendment to Credit Agreement, which modified the Credit Agreement by extending the revolving line of credit maturity date and updating the definition of the consolidated fixed charge coverage ratio. The revolving line of credit is now due and payable on August 12, 2029.

Long-term debt included within our Condensed Consolidated Balance Sheets as of March 31, 2026 consists of Link’s Term Loan borrowings of approximately $25.5 million, of which approximately $0.9 million is classified as current, and $9.1 million related to the revolving line of credit.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. The Company was in compliance with these covenants as of March 31, 2026.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default, the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021, a Fifth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 3, 2022, a Sixth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on April 11, 2023, a Seventh Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on September 26, 2023, an Eighth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on February 16, 2024, a Ninth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 5, 2024, and a Tenth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.20 on Form 10-K as filed with the SEC on March 30, 2026.

Boston Omaha Broadband Credit Agreement

On September 17, 2024, three operating subsidiaries of BOB entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20 million in the aggregate in term loans (the “BOB Credit Facility”). The BOB Credit Agreement was subsequently split into separate credit agreements with each of the Borrowers in order to allow certain borrowers to apply for federal loan funding, hereinafter referred to as the "BOB Credit Agreements." All material terms of the original BOB Credit Agreement remain unchanged in the Amended and Restated Credit Agreement for FIF AireBeam, LLC and FIF St George, LLC and the Credit Agreement for FIF Utah, LLC. The three operating subsidiaries which are the borrowers under the BOB Credit Agreements are FIF AireBeam LLC, FIF St George, LLC, and FIF Utah LLC (collectively, the “Borrowers”). The loans are guaranteed by BOB but are not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses.

On October 29, 2025, BOB entered into a First Amendment to BOB Credit Agreements, which modified the BOB Credit Agreements by extending the term loan draw expiration date to December 31, 2025.

The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1 million. Each term loan is due five years following the borrowing date of such term loan. As of March 31, 2026, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There was a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment.

Pursuant to the BOB Credit Agreements, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period. The Company was in compliance with these covenants as of March 31, 2026.

The BOB Credit Agreements include representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default, the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all of their assets to the Lender. The foregoing summaries of the BOB Credit Agreements and the transactions contemplated thereby do not purport to be a complete description and are qualified in their entirety by reference to the terms and conditions of each of the BOB Credit Agreements, copies of which are included as Exhibits 10.22 and 10.28 on Form 10-K as filed with the SEC on March 30, 2026.

Long-term debt included within our Condensed Consolidated Balance Sheets as of March 31, 2026 consists of approximately $13.6 million under the BOB Credit Agreements, of which approximately $1.5 million is classified as current.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of March 31, 2026, we held 11,671,494 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of Sky Harbour shares and warrants we hold relative to the average trading volume of these securities.

Future Working Capital Requirements

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, any funds that we may receive from cash flows from operations, and any funds that we may receive through the sale of the remaining real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At March 31, 2026, we had approximately $28.8 million in unrestricted cash and approximately $19.4 million in short-term U.S. Treasury securities.

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

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements and related notes to the consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements each in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. Because our operations are currently conducted entirely within the U.S., we had no significant exposure to foreign currency exchange rate risk.

As of March 31, 2026, we had cash and cash equivalents, U.S. Treasury securities that are bought and held principally for the purpose of selling them in the near-term and short-term U.S. Treasury securities which we intend to hold to maturity. Interest-earning instruments carry a degree of interest rate risk, and the values for these instruments can fluctuate.

As of March 31, 2026, all of Link's $25.5 million in long-term debt is at a fixed interest rate. Link also had $9.1 million in borrowings under its revolving line of credit, which is subject to interest rate risk. BOB's long-term debt of $13.6 million is subject to interest rate risk. A hypothetical 100 basis point change in variable interest rates would impact our interest expense for both Link's revolving line of credit and BOB's long-term debt by approximately $230 thousand over the next twelve months. Additional information regarding our outstanding debt can be found in Note 11 - Debt included in the Notes to the Condensed Consolidated Financial Statements included elsewhere in the Quarterly Report.

Our investment in the 11,671,494 shares of Sky Harbour Class A common stock is recorded under the equity method of accounting. We also hold warrants to purchase up to 7,719,779 shares of Sky Harbour Class A common stock, which are measured at fair value using observable inputs for similar assets in an active market. We also occasionally hold relatively small amounts in other publicly traded securities. We hold interests in several private companies including our investments in CB&T and Logic. Our investments in privately-held securities may be difficult to value given the lack of publicly available information about the issuers of these securities. These investments may increase the volatility in our net income (loss) in future periods due to changes in the fair value of these instruments. In certain cases, our ability to sell these investments may be impacted by certain contractual obligations or otherwise.

As a result of inflationary pressures, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, material costs and labor costs. The effect of U.S. and global tariffs may spur inflationary conditions and create further pressure on costs. Additionally, ongoing and future global conflicts may further drive inflationary pressures throughout the global economy and lead to potential market disruptions. We have and may continue to be impacted by inflation in the future which could have an adverse effect on our business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial and accounting officers each concluded that, as of March 31, 2026, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 14, 2025, the Board approved and authorized the 2025 Share Repurchase Program, pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November 18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the 2025 Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the 2025 Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days.

All shares purchased as part of our publicly announced programs for the time periods set forth below were purchased under our Rule 10b5-1 trading plan. The table below summarizes our stock repurchase activity for the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands)
January 1 - January 31, 2026	125,891	$12.71	125,891	$22,656
February 1 - February 28, 2026	125,305	$12.84	124,563	$21,056
March 1 - March 31, 2026	124,832	$12.82	124,832	$19,456
Total (1)	376,028	$12.79	375,286

(1)  The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by the Company from employee restricted stock awards in order to satisfy applicable tax withholding obligations.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

BOSTON OMAHA CORPORATION

(Registrant)

By: /s/ Adam K. Peterson

Adam K. Peterson

President and Chief Executive Officer (Principal Executive Officer)

May 14, 2026

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial and Accounting Officer)

May 14, 2026