Form 10-Q
period 2026-06-30
BOSTON OMAHA Corp
filed 2026-08-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,546,008 shares of Class A common stock and 580,558 shares of Class B common stock as of August 12, 2026.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED June 30, 2026

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” “our,” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Financial Statements

Unaudited

For the Six Months Ended June 30, 2026 and 2025

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)

ASSETS

	June 30,	December 31,
	2026	2025

Current Assets:
Cash and cash equivalents	$15,103	$16,056
Cash held by BOAM funds and other	1,098	2,999
Accounts receivable, net	5,478	9,582
Short-term investments	3,551	4,988
Marketable equity securities	206	-
U. S. Treasury securities	16,441	20,670
Prepaid expense and other current assets	3,142	3,175
Assets held for sale	79,965	84,828

Total Current Assets	124,984	142,298

Property and Equipment, net	174,521	172,275

Other Assets:
Goodwill	171,055	171,055
Intangible assets, net	47,144	50,142
Investments	40,935	46,316
Investments in unconsolidated affiliates	70,561	74,817
Right of use assets	53,725	56,051
Other	127	119

Total Other Assets	383,547	398,500

Total Assets	$683,052	$713,073

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

Unaudited

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2026	2025

Current Liabilities:
Accounts payable and accrued expenses	$8,315	$8,083
Short-term payables for business acquisitions	1,346	1,361
Lease liabilities	4,668	5,110
Current maturities of long-term debt	2,405	2,387
Deferred revenue	3,120	3,058
Liabilities held for sale	41,130	45,259

Total Current Liabilities	60,984	65,258

Long-term Liabilities:
Asset retirement obligations	4,339	4,231
Lease liabilities	49,268	51,975
Long-term debt, less current maturities	45,177	46,385
Other long-term liabilities	57	88
Deferred tax liability	7,946	9,063

Total Liabilities	167,771	177,000

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 31,023,416 and 31,019,355 shares issued, respectively	31	31
Class B common stock, $.001 par value, 1,161,116 shares authorized, 580,558 shares issued and outstanding	1	1
Additional paid-in capital	540,760	540,710
Treasury stock, at cost, 1,389,177 and 561,868 shares, respectively	(18,003)	(7,429)
Accumulated deficit	(20,937)	(17,176)

Total Boston Omaha Stockholders' Equity	501,852	516,137
Noncontrolling interests	13,429	19,936
Total Equity	515,281	536,073

Total Liabilities and Stockholders' Equity	$683,052	$713,073

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues:
Billboard rentals, net	$11,723	$11,441	$22,696	$22,205
Broadband services	10,477	10,234	21,227	20,554
Investment and other income	-	4	1	17

Total Revenues	22,200	21,679	43,924	42,776

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,533	3,703	7,023	7,547
Cost of broadband revenues (exclusive of depreciation and amortization)	2,664	2,316	5,229	4,689
Employee costs	6,132	6,377	12,037	12,680
Professional fees	850	596	1,775	1,239
General and administrative	3,328	3,205	6,439	6,128
Amortization	1,859	1,915	3,696	3,786
Depreciation	4,523	4,101	8,939	8,085
(Gain) loss on disposition of assets	(139)	(76)	(163)	48
Accretion	53	54	108	108

Total Costs and Expenses	22,803	22,191	45,083	44,310

Net Loss from Operations	(603)	(512)	(1,159)	(1,534)

Other Income (Expense):
Interest and dividend income	258	242	529	545
Equity in (loss) income of unconsolidated affiliates	(404)	6,147	(2,095)	3,833
Other investment loss	(1,747)	(10,347)	(1,711)	(9,894)
Interest expense	(607)	(573)	(1,216)	(1,115)

Net Loss from Continuing Operations Before Income Taxes	(3,103)	(5,043)	(5,652)	(8,165)
Income tax benefit on continuing operations	448	803	1,117	990

Net Loss from Continuing Operations, net of tax	(2,655)	(4,240)	(4,535)	(7,175)
Noncontrolling interest in subsidiary loss	553	2,250	960	4,008

Net Loss from Continuing Operations Attributable to Common Stockholders	(2,102)	(1,990)	(3,575)	(3,167)
Income (Loss) from Discontinued Operations, net of income taxes	490	(329)	(185)	178

Net Loss Attributable to Common Stockholders	$(1,612)	$(2,319)	$(3,760)	$(2,989)

Basic Net Loss per Share - Continuing Operations	$(0.07)	$(0.06)	$(0.12)	$(0.10)
Basic Net Income (Loss) per Share - Discontinued Operations	$0.02	$(0.01)	$(0.00)	$0.00
Basic Net Loss per Share	$(0.05)	$(0.07)	$(0.12)	$(0.10)

Diluted Net Loss per Share - Continuing Operations	$(0.07)	$(0.06)	$(0.12)	$(0.10)
Diluted Net Income (Loss) per Share - Discontinued Operations	$0.02	$(0.01)	$(0.00)	$0.00
Diluted Net Loss per Share	$(0.05)	$(0.07)	$(0.12)	$(0.10)

Basic Weighted Average Class A and Class B Common Shares Outstanding	30,422,794	31,453,434	30,612,655	31,440,934

Diluted Weighted Average Class A and Class B Common Shares Outstanding	30,422,794	31,453,434	30,612,655	31,440,934

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Unaudited

(in thousands, except share data)

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2024	30,943,349	527,780	$31	$1	$539,126	$(1,589)	$29,900	$(4,749)	$562,720

Stock issued for cash	-	52,778	-	-	525	-	-	-	525

Stock issued as compensation	46,642	-	-	-	702	(87)	-	-	615

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,120)	-	(1,120)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(549)	-	(549)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(1,758)	-	(1,758)

Net loss attributable to common stockholders, March 31, 2025	-	-	-	-	-	-	-	(669)	(669)

Ending Balance, March 31, 2025	30,989,991	580,558	$31	$1	$540,353	$(1,676)	$26,473	$(5,418)	$559,764

Offering costs	-	-	-	-	(3)	-	-	-	$(3)

Contributions from noncontrolling interest	-	-	-	-	-	-	88	-	88

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(2,249)	-	(2,249)

Net loss attributable to common stockholders, June 30, 2025	-	-	-	-	-	-	-	(2,320)	(2,320)

Ending Balance, June 30, 2025	30,989,991	580,558	$31	$1	$540,350	$(1,676)	$24,312	$(7,738)	$555,280

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

Unaudited

(in thousands, except share data)

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2025	31,019,355	580,558	$31	$1	$540,710	$(7,429)	$19,936	$(17,176)	$536,073

Treasury stock purchased	-	-	-	-	-	(4,808)	-	-	(4,808)

Stock issued as compensation	4,061	-	-	-	50	(9)	-	-	41

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,909)	-	(1,909)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(3,672)	-	(3,672)

Distributions to minority owners	-	-	-	-	-	-	(1)	-	(1)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(407)	-	(407)

Net loss attributable to common stockholders, March 31, 2026	-	-	-	-	-	-	-	(2,149)	(2,149)

Ending Balance, March 31, 2026	31,023,416	580,558	$31	$1	$540,760	$(12,246)	$13,947	$(19,325)	$523,168

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	40	-	40

Distributions to minority owners	-	-	-	-	-	-	(4)	-	(4)

Treasury stock purchased	-	-	-	-	-	(5,757)	-	-	(5,757)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(554)	-	(554)

Net loss attributable to common stockholders, June 30, 2026	-	-	-	-	-	-	-	(1,612)	(1,612)

Ending Balance, June 30, 2026	31,023,416	580,558	$31	$1	$540,760	$(18,003)	$13,429	$(20,937)	$515,281

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands, except share data)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities from Continuing Operations:
Net Loss from Continuing Operations, net of tax	$(4,535)	$(7,175)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	2,785	2,688
Depreciation, amortization, and accretion	12,743	11,979
Income taxes	(1,176)	(990)
(Gain) loss on disposition of assets	(163)	48
Bad debt expense	96	110
Equity in loss (income) of unconsolidated affiliates	2,095	(3,833)
Other investment loss	1,711	9,894
Compensation paid in stock	50	702
Other	123	-
Changes in operating assets and liabilities:
Accounts receivable	(397)	(250)
Prepaid expenses	(493)	(321)
Other assets	(9)	-
Other liabilities, exclusive of debt	(31)	(39)
Accounts payable and accrued expenses	289	(1,853)
Lease liabilities	(3,021)	(2,983)
Deferred revenue	63	203

Net Cash Provided by Operating Activities from Continuing Operations	10,130	8,180

Cash Flows from Investing Activities from Continuing Operations:
Capital expenditures	(11,779)	(14,158)
Payments on short-term payables for business acquisitions	(16)	(15)
Proceeds from sales of investments	92,159	85,976
Purchases of investments	(76,586)	(82,221)
Capital contributions to discontinued operations	-	(200)
Capital distributions from discontinued operations	550	-

Net Cash Provided by (Used in) Investing Activities from Continuing Operations	4,328	(10,618)

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(in thousands, except share data)

	For the Six Months Ended
	June 30,
	2026	2025

Cash Flows from Financing Activities from Continuing Operations:
Proceeds from the issuance of stock	$-	$525
Stock repurchased	(10,574)	(87)
Proceeds from long term credit facility	-	7,500
Principal payments of long-term debt	(1,190)	(1,298)
Distributions to noncontrolling interests	(5,587)	(1,670)
Contributions from noncontrolling interests	40	87
Offering costs	-	(3)

Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(17,311)	5,054

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash from Continuing Operations	(2,853)	2,616

Cash Flows from Discontinued Operations:
Net (Loss) Income from Discontinued Operations	(185)	178
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Net cash used in operating activities from discontinued operations	(2,388)	(1,241)
Net cash provided by (used in) investing activities from discontinued operations	3,304	(965)
Net cash (used in) provided by financing activities from discontinued operations	(3,335)	5,055
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash from Discontinued Operations	(2,604)	3,027

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	46,714	41,197

Cash, Cash Equivalents, and Restricted Cash, End of Period	$41,257	$46,840

Interest Paid in Cash	$1,121	$1,116
Income Taxes Paid in Cash	$59	$21

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG.” On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From 2017 through 2025, we completed four additional acquisitions of surety brokerage businesses. On May 18, 2026,  Boston Omaha and CopperPoint Insurance Company, an Arizona insurance company (“CopperPoint”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Securities Purchase Agreement, CopperPoint will acquire 100% of the equity interests in GIG. The transaction is structured as an all-cash transaction with a purchase price of approximately $84.3 million. Approximately 93% of the net sale proceeds will be distributed to Boston Omaha, with the remaining net sale proceeds payable to GIG’s senior management.  The purchase price is payable at the closing of the transaction, less expenses of the transaction, including investment banking fees, professional fees, and other costs of the transaction. A portion of the purchase price will be held in escrow for a period of two years from the closing of the transaction in accordance with the terms of an escrow agreement to be signed at closing (the "Escrow Agreement").  CopperPoint's  recourse against the sellers for post-closing indemnification claims is capped under the Securities Purchase Agreement at $5,250,000, subject to customary exceptions. There is no financing contingency.

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

For the Six Months Ended June 30, 2026 and 2025

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

Total assets of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $20 million and $32 million as of  June 30, 2026 and December 31, 2025, respectively. Total liabilities of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $37 thousand and $2 thousand as of  June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $19 million and $24.3 million, respectively. During the first two quarters of 2026, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment loss of approximately $1.2 million and made distributions to the funds of approximately $4.2 million. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  June 30, 2026 include:

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discontinued Operations

During the second quarter of 2026, the Company entered into a Securities Purchase Agreement to sell our insurance subsidiary, GIG, and met the requirements to report GIG as held for sale on the condensed consolidated balance sheets, and as discontinued operations on the condensed consolidated statements of operations. Accordingly, the consolidated financial statements for all periods presented reflect the results of the insurance operation as a discontinued operation. Upon classification as held for sale, the disposal group is measured at the lower of its carrying amount or fair value less cost to sell. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Unaudited Consolidated Financial Statements relate to the Company's continuing operations. Refer to Note 14. Discontinued Operations for further details.

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

For the Six Months Ended June 30, 2026 and 2025

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

For the Six Months Ended June 30, 2026 and 2025

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Balance Sheets that agrees to the total of those amounts as presented in the Condensed Consolidated Statements of Cash Flows.

	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$15,103	$16,056
Cash held by BOAM funds and other	1,098	2,999
Cash and cash equivalents held by Discontinued Operations	13,930	13,749
Funds held as collateral assets held by Discontinued Operations	11,126	13,910

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Condensed Consolidated Statements of Cash Flows	$41,257	$46,714

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30,	December 31,
	2026	2025

Trade accounts	$5,121	$5,320
Other	456	4,405
Allowance for credit losses	(99)	(143)

Total Accounts Receivable, net	$5,478	$9,582

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2026	2025

Structures and displays	$69,765	$68,996
Fiber, towers, and broadband equipment	162,013	151,933
Land	599	599
Vehicles and equipment	11,715	11,493
Office furniture and equipment	4,906	4,857
Accumulated depreciation	(74,477)	(65,603)

Total Property and Equipment, net	$174,521	$172,275

Depreciation expense for the six months ended June 30, 2026 and 2025 was $8.9 million and $8.1 million, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 6.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2026			December 31, 2025
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$68,153	$(43,568)	$24,585	$68,153	$(40,899)	$27,254
Permits, licenses, and lease acquisition costs	11,277	(7,980)	3,297	11,226	(7,467)	3,759
Site location	849	(505)	344	849	(477)	372
Technology	990	(618)	372	990	(569)	421
Trade names and trademarks	10,180	(2,378)	7,802	10,180	(2,125)	8,055
Nonsolicitation agreement	325	(325)	-	325	(313)	12
Capitalized contract costs	3,435	(1,103)	2,332	3,408	(931)	2,477
Indefinite lived intangibles	8,412	-	8,412	7,792	-	7,792

Total	$103,621	$(56,477)	$47,144	$102,923	$(52,781)	$50,142

Future Amortization

The future amortization associated with the intangible assets is as follows:

	June 30,
	2027	2028	2029	2030	2031	Thereafter	Total

Customer relationships	$5,371	$5,339	$3,710	$3,158	$2,735	$4,272	$24,585
Permits, licenses, and lease acquisition costs	1,034	999	380	189	135	560	3,297
Site location	57	57	57	57	57	59	344
Technology	99	99	99	75	-	-	372
Trade names and trademarks	509	509	509	509	509	5,257	7,802
Nonsolicitation agreement	-	-	-	-	-	-	-
Capitalized contract costs	343	343	343	343	343	617	2,332

Total	$7,413	$7,346	$5,098	$4,331	$3,779	$10,765	$38,732

Amortization expense for the six months ended June 30, 2026 and 2025 was $3.7 million and $3.8 million, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 6.     INTANGIBLE ASSETS (Continued)

As of  June 30, 2026, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	55
Permits, licenses, and lease acquisition costs	38
Site location	73
Technology	45
Trade names and trademarks	184
Capitalized contract costs	81

NOTE 7.     INVESTMENTS, INCLUDING INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Short-term Investments

Short-term investments consist of common stock warrants. Our common stock warrants of Sky Harbour Group Corporation are measured at fair value, with any unrealized holding gains and losses during the period included in "Other investment income (loss)" within our Condensed Consolidated Statements of Operations.

	June 30,	December 31,
	2026	2025

Common stock warrants of Sky Harbour Group Corporation	$3,551	$4,988

Total	$3,551	$4,988

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of   June 30, 2026 and  December 31, 2025 are as follows:

Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, June 30, 2026	$209	$(3)	$206

Marketable equity securities, December 31, 2025	$-	$-	$-

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

Debt securities classified as trading as of  June 30, 2026 and December 31, 2025 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, June 30, 2026	$16,397	$44	$16,441

U.S. Treasury trading securities, December 31, 2025	$20,612	$58	$20,670

Long-term Investments

Long-term investments consist of investments in special purpose entities and equity investments in two private companies.

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

Equity Investments

During May 2018, we invested approximately $19 million in voting common stock of CB&T Holding Corporation, which we refer to as “CB&T,” the privately held parent company of Crescent Bank & Trust, Inc. Our investment represents 15.6% of CB&T’s outstanding common stock. CB&T is a closely held corporation, whose majority ownership rests with one family.

In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle.TV Inc., which we refer to as “MyBundle.” The preferred stock has one vote per share and is convertible into whole shares of common stock, determined according to the conversion formula contained in MyBundle’s amended and restated articles of incorporation.

	June 30,	December 31,
	2026	2025

Investments in special purpose entities	$18,877	$24,258
Voting preferred stock of MyBundle.TV Inc.	3,000	3,000
Voting common stock of CB&T Holding Corporation	19,058	19,058

Total	$40,935	$46,316

We reviewed our investments as of June 30, 2026 and December 31, 2025 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

Sky Harbour Group Corporation

In October 2020, our subsidiary BOC Yellowstone, LLC, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants (the "private placement warrants"), each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. BOC Yellowstone, as the sponsor of Yellowstone and under the terms of the public offering, owned approximately 20% of Yellowstone’s issued and outstanding common stock. The purpose of the offering was to pursue a business combination in an industry other than the three industries in which we owned and operated businesses at that time: outdoor advertising, surety insurance, and broadband services businesses.

On August 1, 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC (“SHG”), a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars. On September 14, 2021, our subsidiary BOC YAC Funding LLC completed the previously announced investment of $55 million in Series B Preferred Units of SHG. In addition to our $55 million investment, we also agreed to provide SHG an additional $45 million through the purchase of additional shares of Yellowstone Class A common stock at a price of $10 per share through a private placement investment (“PIPE”).

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

For the Six Months Ended June 30, 2026 and 2025

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

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of shares and warrants we hold relative to the average trading volume of these securities, which may prevent us from selling shares as we retain control over the election of one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023, and have since expired. The carrying value of our investment in Sky Harbour’s Class A common stock as of  June 30, 2026 is approximately $69.9 million. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  June 30, 2026 and December 31, 2025, it would be valued at approximately $111.6 million and $105 million, respectively.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	June 30,	December 31,
	2026	2025

Beginning of period	$74,817	$72,436
Additional investments in unconsolidated affiliates	-	-
Distributions received	(124)	(60)
Transfer of interest	-	-
Sale of interest	(2,037)	(4,104)
Equity in (loss) income of unconsolidated affiliates	(2,095)	6,545

End of period	$70,561	$74,817

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$11,365	$8,205	$22,362	$14,614
Gross profit	10,276	7,156	19,818	12,829
Net loss from operations	(6,702)	(6,933)	(13,192)	(13,881)
Net (loss) income	$(4,198)	$14,566	$(12,543)	$5,694

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

At June 30, 2026 and December 31, 2025, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments (Level 1 in the fair value hierarchy). The carrying value of borrowings under our billboard revolving line of credit facility as well as our broadband term loan facility approximates fair value because of the variable market interest rate charged to us for these borrowings (Level 1 in the fair value hierarchy). The fair value of borrowings under our billboard term loan facilities is estimated using quoted prices for similar debt (Level 2 in the fair value hierarchy). At  June 30, 2026, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24.4 million, which is less than the approximate carrying amount of $25.2 million. At  December 31, 2025, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24.7 million, which was less than the approximate carrying amount of $25.7 million.

Warrants

Our private placement warrants related to Sky Harbour are considered Level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the private placement warrants from January 1, 2026 to  June 30, 2026 and  January 1, 2025 to June 30, 2025, resulted in a loss of approximately $1.4 million and a loss of $9.4 million, respectively, which are included in "Other investment income (loss)" within our Condensed Consolidated Statements of Operations.

Fund I, Fund II and BFR Special Purpose Entities

We report fund investments on our Condensed Consolidated Balance Sheets at their estimated fair value, with gains (losses) resulting from changes in fair value reflected within "Other investment income (loss)" in the accompanying Condensed Consolidated Statements of Operations. Each of the 24th Street Funds’ and BFR's investments in special purpose entities invested in real estate are categorized in Level 3 of the fair value hierarchy. The primary asset held by each special purpose entity is real estate property, for which third-party appraisals are obtained annually. Appraisals on the investments in special purpose entities used an income capitalization and/or comparable sales approach to value the underlying real estate property. The income capitalization approach used capitalization rates ranging from 5.43% to 6.62%. The comparable sales approach used observable market transactions to value the underlying real estate property.

As of June 30, 2026 and December 31, 2025, the estimated aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $19 million and $24.3 million, respectively.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84 million. These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 14.8% equity interest in Sky Harbour, comprised of 11,339,994 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  June 30, 2026, it would be valued at approximately $111.6 million. As of  December 31, 2025, our equity interest in Sky Harbour was 15.3% and was comprised of 11,671,494 shares of Class A common stock. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  December 31, 2025, it would be valued at approximately $105 million.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 8.     FAIR VALUE (Continued)

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, Level 1 in the fair value hierarchy.

	Total Carrying Amount in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at June 30, 2026	$16,647	$16,647	$-	$41

Marketable equity securities and U.S. Treasury trading securities at December 31, 2025	$20,670	$20,670	$137	$(78)

NOTE 9.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2025	$4,231
Additions	-
Liabilities settled	-
Accretion expense	108

Balance, June 30, 2026	$4,339

NOTE 10.     CAPITAL STOCK

On April 25, 2022, we filed a new shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500 million (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,039 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling shareholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia Group, LLC ("Magnolia") and Boulderado Partners, LLC ("Boulderado") and their affiliates. All of the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, the remaining 522,231 shares of our Class A common stock not repurchased are available for resale under that registration statement. As of  June 30, 2026, based upon filings by these shareholders with the SEC, and as it relates to shares held by Mr. Peterson, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock. This assumes that MIT continues to own all shares reflected in its Schedule 13G/A filing with the SEC on January 20, 2026. The 2022 Shelf Registration Statement expired in May 2025.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “2024 Share Repurchase Program”), pursuant to which the Company could repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2024 Share Repurchase Program went into effect on or about August 15, 2024, following the release of the quarterly report on Form 10-Q for the quarter ended June 30, 2024 and terminated on September 30, 2025. On November 14, 2025, the Board approved and authorized a share repurchase program (the “2025 Share Repurchase Program”), pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November 18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the 2025 Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the 2025 Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During 2024, we repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million under the 2024 Share Repurchase Program. We did not repurchase any shares in 2025 under the 2024 Share Repurchase Program due to numerous blackout periods during the first nine months of 2025. During the year ended  December 31, 2025, we repurchased 444,753 shares of our Class A common stock for a total cost of approximately $5.8 million under the 2025 Share Repurchase Program. During the six months ended June 30, 2026, we repurchased 826,567 shares under the 2025 Share Repurchase Program at a total cost of approximately $10.6 million.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 10.     CAPITAL STOCK (Continued)

As of  March 31, 2025, there were 784 outstanding warrants for our Class A common stock. These warrants expired in  June of 2025. As a result, there were no outstanding warrants for our Class A common stock as of June 30, 2026.

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

For the Six Months Ended June 30, 2026 and 2025

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

As of June 30, 2026, Link has borrowed $30 million through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15 million maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio.

Long-term debt included within our Condensed Consolidated Balance Sheets as of June 30, 2026 consists of Term Loan borrowings of approximately $25.2 million, of which approximately $0.9 million is classified as current. As of June 30, 2026, there was $9.1 million outstanding related to the revolving line of credit, which is included within long-term debt in our Condensed Consolidated Balance Sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of June 30, 2026.

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

The aggregate minimum principal payments required under the term loan as of June 30, 2026 were as follows: $905 thousand in 2026, $939 thousand in 2027, and $23.4 million in 2028.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1 million. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There was a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment. As of June 30, 2026, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030.

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

The BOB Credit Agreements include representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants, and events of default customary for financings of this type. Upon the occurrence of an event of default, the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all their assets to the Lender. BOB was in compliance with these covenants as of June 30, 2026.

As of June 30, 2026, there was approximately $13.2 million outstanding under the BOB Credit Agreements, of which approximately $1.5 million is classified as current. The aggregate minimum principal payments required under the BOB Credit Agreements as of June 30, 2026 were as follows: $1.5 million in 2026, $1.5 million in 2027, $1.5 million in 2028, $1.5 million in 2029, and approximately $7.2 million thereafter.

As previously announced on a Form 8-K filed by the Company with the SEC on June 15, 2026, on June 9, 2026, FIF Utah, a wholly owned subsidiary of BOB, received final funding approval from the United States Department of Agriculture of a grant and loan award under the Rural Utilities Service ReConnect Program (the "ReConnect Program"). The loan and grant are each for approximately $11.5 million. Award funds may be used to pay for the following costs: (i) to fund the construction or improvement of facilities required to provide fixed terrestrial broadband service; (ii) to fund reasonable pre-application expenses; and (iii) to fund the acquisition and improvement of an existing system that is currently providing insufficient broadband service.

Under the terms of the Loan and Grant Agreement, the loan (the "ReConnect Loan") will be in the form of long-term debt available as requested by BOB in multiple drawdowns over a period not to exceed five years from the date of the award, with plans to use such funds to deploy fiber to approximately 3,000 locations within FIF Utah's surrounding qualifying markets. The loan portion is a 22-year term loan (the "Promissory Note") secured by certain collateral of FIF Utah under the applicable U.S. Treasury rate then in effect at the time of drawdown and subject to customary events of default and remedies. Interest and principal payments are deferred for a period of three years from the specific drawdown with accrued interest amortized over the remaining terms of the loan. The Company, as the ultimate parent of FIF Utah, has unconditionally guaranteed any sums due under the ReConnect Loan and the ReConnect Program (the "ReConnect Guarantee"). Each of the Loan and Grant Agreement and the ReConnect Guarantee contain customary representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings under the ReConnect Program. Upon the occurrence of an event of default, the lender may accelerate all sums due under the ReConnect Loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the ReConnect Loan will automatically accelerate. The foregoing summary of each of the Loan and Grant Agreement, the ReConnect Promissory Note and the Guarantee Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions as set forth in the Loan and Grant Agreement attached as Exhibit 10.1 to this Form 10-Q, the Promissory Note attached hereto as Exhibit 10.2 to this Form 10-Q, and the Guarantee Agreement attached as Exhibit 10.3 to this Form 10-Q. As of June 30, 2026, FIF Utah had not borrowed any sums due under the ReConnect Loan.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025	Statement of Operations Classification

Lease cost	$2,149	$2,121	$4,272	$4,215	Cost of billboard revenues, cost of broadband revenues and general and administrative
Variable and short-term lease cost	457	688	987	1,557	Cost of billboard revenues, cost of broadband revenues and general and administrative

Total Lease Cost	$2,606	$2,809	$5,259	$5,772

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Cash payments for operating leases	$2,301	$2,292	$4,508	$4,457
New operating lease assets obtained in exchange for operating lease liabilities	$956	$516	$1,626	$905

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 12.      LEASES (Continued)

Operating Lease Assets and Liabilities

	June 30, 2026	December 31, 2025	Balance Sheet Classification

Lease assets	$53,725	$56,051	Other Assets: Right of use assets

Current lease liabilities	$4,668	$5,110	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	49,268	51,975	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$53,936	$57,085

Maturity of Operating Lease Liabilities

June 30, 2026

2027	$8,099
2028	7,781
2029	7,158
2030	6,483
2031	5,628
Thereafter	48,191

Total lease payments	83,340
Less imputed interest	(29,404)

Present Value of Lease Liabilities	$53,936

As of June 30, 2026, our operating leases have a weighted-average remaining lease term of 15.71 years and a weighted-average discount rate of 5.46%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

The accounting policies of the above segments are the same as those described within Note 2 “Summary of Significant Accounting Policies” of the 2025 Form 10-K.

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

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS (Continued)

					Total
Three Months Ended June 30, 2026	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$11,723	$10,477	$-	$-	$22,200
Cost of Revenues	3,533	2,664	-	-	6,197
Gross Margin	8,190	7,813	-	-	16,003
Other Operating Expenses
Employee costs	2,221	3,417	-	494	6,132
Professional fees	106	144	108	492	850
General and administrative	1,082	1,839	1	406	3,328
Depreciation	1,352	3,153	-	18	4,523
Amortization	963	896	-	-	1,859
Accretion	49	4	-	-	53
(Gain) loss on disposition of assets	(224)	85	-	-	(139)
Total Expenses	5,549	9,538	109	1,410	16,606
Segment Income (Loss) from Operations	2,641	(1,725)	(109)	(1,410)	(603)

Interest expense	(386)	(221)	-	-	(607)
Interest and dividend income	48	14	5	191	258
Equity in loss of unconsolidated affiliates	-	-	-	(404)	(404)
Other investment loss	-	-	(844)	(903)	(1,747)
Noncontrolling interest in subsidiary (income) loss	-	(3)	556	-	553
Income tax benefit	-	-	-	448	448
Net Income (Loss) from Continuing Operations Attributable to Common Stockholders	$2,303	$(1,935)	$(392)	$(2,078)	$(2,102)

Segment adjusted EBITDA	$4,781	$2,413	$(109)	$(1,392)	$5,693

Capital expenditures	$1,033	$4,262	$-	$-	$5,295

					Total
Three Months Ended June 30, 2025	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$11,441	$10,234	$4	$-	$21,679
Cost of Revenues	3,703	2,316	-	-	6,019
Gross Margin	7,738	7,918	4	-	15,660
Other Operating Expenses
Employee costs	2,137	3,747	-	493	6,377
Professional fees	63	152	142	239	596
General and administrative	1,059	1,801	2	343	3,205
Depreciation	1,324	2,750	-	27	4,101
Amortization	971	902	-	42	1,915
Accretion	50	4	-	-	54
(Gain) loss on disposition of assets	(92)	16	-	-	(76)
Total Expenses	5,512	9,372	144	1,144	16,172
Segment Income (Loss) from Operations	2,226	(1,454)	(140)	(1,144)	(512)

Interest expense	(422)	(151)	-	-	(573)
Interest and dividend income	44	28	8	162	242
Equity in income of unconsolidated affiliates	-	-	-	6,147	6,147
Other investment loss	-	-	(2,640)	(7,707)	(10,347)
Noncontrolling interest in subsidiary loss	-	-	2,250	-	2,250
Income tax benefit	-	-	-	803	803
Net Income (Loss) from Continuing Operations Attributable to Common Stockholders	$1,848	$(1,577)	$(522)	$(1,739)	$(1,990)

Segment adjusted EBITDA	$4,479	$2,218	$(140)	$(1,075)	$5,482

Capital expenditures	$652	$6,648	$-	$-	$7,300

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS (Continued)

Six Months Ended June 30, 2026	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$22,696	$21,227	$1	$-	$43,924
Cost of Revenues	7,023	5,229	-	-	12,252
Gross Margin	15,673	15,998	1	-	31,672
Other Operating Expenses
Employee costs	4,451	6,593	-	993	12,037
Professional fees	196	259	324	996	1,775
General and administrative	2,066	3,518	61	794	6,439
Depreciation	2,683	6,218	-	38	8,939
Amortization	1,915	1,781	-	-	3,696
Accretion	101	7	-	-	108
(Gain) loss on disposition of assets	(220)	57	-	-	(163)
Total Expenses	11,192	18,433	385	2,821	32,831
Segment Income (Loss) from Operations	4,481	(2,435)	(384)	(2,821)	(1,159)

Interest expense	(768)	(448)	-	-	(1,216)
Interest and dividend income	92	33	10	394	529
Equity in loss of unconsolidated affiliates	-	-	-	(2,095)	(2,095)
Other investment loss	-	-	(1,220)	(491)	(1,711)
Noncontrolling interest in subsidiary (income) loss	-	(11)	971	-	960
Income tax benefit	-	-	-	1,117	1,117
Net Income (Loss) from Continuing Operations Attributable to Common Stockholders	$3,805	$(2,861)	$(623)	$(3,896)	$(3,575)

Segment adjusted EBITDA	$8,960	$5,628	$(384)	$(2,783)	$11,421

Capital expenditures	$1,597	$10,182	$-	$-	$11,779

Six Months Ended June 30, 2025	LMH	BOB	BOAM	Unallocated	Consolidated

Operating Revenues	$22,205	$20,554	$17	$-	$42,776
Cost of Revenues	7,547	4,689	-	-	12,236
Gross Margin	14,658	15,865	17	-	30,540
Other Operating Expenses
Employee costs	4,363	7,336	-	981	12,680
Professional fees	125	278	398	438	1,239
General and administrative	2,048	3,322	35	723	6,128
Depreciation	2,614	5,417	-	54	8,085
Amortization	1,933	1,770	-	83	3,786
Accretion	101	7	-	-	108
(Gain) loss on disposition of assets	(18)	66	-	-	48
Total Expenses	11,166	18,196	433	2,279	32,074
Segment Income (Loss) from Operations	3,492	(2,331)	(416)	(2,279)	(1,534)

Interest expense	(844)	(271)	-	-	(1,115)
Interest and dividend income	91	46	16	392	545
Equity in income of unconsolidated affiliates	-	-	-	3,833	3,833
Other investment loss	-	-	(4,660)	(5,234)	(9,894)
Noncontrolling interest in subsidiary loss	-	-	4,008	-	4,008
Income tax benefit	-	-	-	990	990
Net Income (Loss) from Continuing Operations Attributable to Common Stockholders	$2,739	$(2,556)	$(1,052)	$(2,298)	$(3,167)

Segment adjusted EBITDA	$8,122	$4,929	$(416)	$(2,142)	$10,493

Capital expenditures	$1,352	$12,806	$-	$-	$14,158

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS (Continued)

					Total
As of June 30, 2026	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$3,789	$1,322	$296	$71	$5,478
Goodwill	130,904	39,614	537	-	171,055
Total assets from continuing operations	247,968	211,795	23,808	119,516	603,087

					Total
As of December 31, 2025	LMH	BOB	BOAM	Unallocated	Consolidated

Accounts receivable, net	$4,121	$751	$4,695	$15	$9,582
Goodwill	130,904	39,614	537	-	171,055
Total assets from continuing operations	252,802	211,435	35,489	128,519	628,245

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 14.     DISCONTINUED OPERATIONS

On May 18, 2026, the Company entered into a Securities Purchase Agreement with CopperPoint Insurance Company under which CopperPoint will acquire 100% of the equity interests in GIG for approximately $84.3 million. The transaction has received approval from the board of directors of both Boston Omaha and CopperPoint and is expected to close in the second half of 2026 following receipt of all regulatory and other approvals required under the Securities Purchase Agreement. The Company classified the results of operations and cash flows of GIG as discontinued operations in its Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented. The Company classified the assets and liabilities of GIG as held for sale in the Condensed Consolidated Balance Sheet. Additionally, beginning June 30, 2026, the Company ceased recording depreciation and amortization for GIG's property and equipment, finite-lived intangible assets, and operating lease ROU assets.

The following table represents the major classes of assets and liabilities of discontinued operations as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$13,288	$12,568
Cash held by BOAM funds and other	642	1,181
Accounts receivable, net	7,279	6,440
Short-term investments	22,611	23,198
Marketable equity securities	-	868
Funds held as collateral assets	11,126	13,910
Prepaid expense and other current assets	2,054	3,299
Property and equipment, net	260	329
Goodwill	11,325	11,325
Intangible assets, net	1,138	1,217
Investments	4,785	5,118
Deferred policy acquisition costs	3,188	2,945
Right of use assets	2,215	2,376
Other	54	54
Total assets held for sale	$79,965	$84,828

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable and accrued expenses	$3,837	$5,868
Lease liabilities	2,491	2,569
Funds held as collateral	11,126	13,910
Unpaid losses and loss adjustment expenses	7,310	6,539
Unearned premiums	13,588	13,577
Deferred revenue	156	120
Deferred tax liability	2,622	2,676
Total liabilities held for sale	$41,130	$45,259

Assets held for sale include short-term investments of $22.6 million. Short-term investments consist of U.S. Treasury securities held by UCS, which are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 14.     DISCONTINUED OPERATIONS (Continued)

The following table presents the major components of discontinued operations in the Company's Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Major classes of line items constituting income (loss) of discontinued operations before provision for income taxes:
Premiums earned	$6,256	$5,565	$11,713	$11,129
Insurance commissions	760	448	1,391	1,027
Investment and other income	416	512	853	1,002
Cost of insurance revenues (exclusive of depreciation and amortization)	3,417	3,549	8,139	6,412
Employee costs	2,597	2,277	5,018	4,784
Professional fees	164	118	340	216
General and administrative	740	795	1,507	1,653
Depreciation and amortization	79	94	149	177

Net Income (Loss) from Discontinued Operations before Other Income (Expense) and Income Taxes	435	(308)	(1,196)	(84)

Other Income (Expense):
Other investment income	1	38	957	321

Net Income (Loss) Before Income Taxes	436	(270)	(239)	237
Income tax benefit (provision)	54	(59)	54	(59)

Net Income (Loss) from Discontinued Operations	$490	$(329)	$(185)	$178

We recorded expenses related to the sale of GIG of approximately $280 thousand for the six months ended June 30, 2026, and $678 thousand during the year ended December 31, 2025. During 2026 and 2025, these charges were recorded in professional fees, and consisted primarily of legal and professional fees.

Premiums ceded of approximately $2.5 million and $2.4 million for the six months ended  June 30, 2026 and 2025, respectively, are included within “Premiums earned” in the table of major components of discontinued operations.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

NOTE 14.     DISCONTINUED OPERATIONS (Continued)

The following table provides a reconciliation of the beginning and ending reserve balances at UCS for losses and loss adjustment expenses (“LAE”) for the six months ended June 30, 2026 and 2025.

	2026	2025
Gross reserves for unpaid losses and loss adjustment expenses, beginning of period	$6,539	$5,873
Less: reinsurance recoverable on unpaid losses	999	1,804
Net reserve for unpaid losses and loss adjustment expenses, beginning of period	5,540	4,069

Incurred losses and loss adjustment expenses:
Current year	3,307	3,299
Prior year	488	(342)
Total net losses and loss adjustment expenses incurred	3,795	2,957

Payments:
Current year	1,632	1,644
Prior year	1,284	904
Total payments	2,916	2,548

Net reserves for unpaid losses and loss adjustment expenses, end of period	6,419	4,478
Reinsurance recoverable on unpaid losses, net of allowance	891	2,095

Gross reserves for unpaid losses and loss adjustment expenses, end of period	$7,310	$6,573

For the six months ended  June 30, 2026, there was an unfavorable prior year loss development. For the six months ended  June 30, 2025, there was a favorable prior year loss development. Favorable and unfavorable prior year loss developments are the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 15.     CUSTODIAL RISK

As of June 30, 2026, our continuing operations had approximately $12.2 million in excess of federally insured limits on deposit with financial institutions. Our discontinued operations had approximately $24.1 million in excess of federally insured limits on deposit with financial institutions.

NOTE 16.     SUBSEQUENT EVENTS

Subsequent to  June 30, 2026, we repurchased 88,231 shares of our Class A common stock for a total cost of approximately $1.3 million.

On August 10, 2026, we sold 360,000 shares of its Sky Harbour Class A common stock to a group of five investors for an aggregate purchase price of $3.6 million. As part of a simultaneous primary offering of securities by Sky Harbour, we, along with the officers, directors, and principal shareholders of Sky Harbour, entered into a customary lockup agreement which prohibits the sale of Sky Harbour common stock and derivative securities for a period ending on November 10, 2026. Following this sale, we own 10,979,994 shares of Sky Harbour Class A common stock. We also continue to own warrants to purchase 7,719,779 shares of Sky Harbour Class A common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws, PARTICULARLY THOSE ANTICIPATING FUTURE FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, GROWTH, OPERATING STRATEGIES AND SIMILAR MATTERS, INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING OPERATIONS, RESULTS OF OPERATIONS, LIQUIDITY, INVESTMENTS, OUR NEED FOR, AND ABILITY TO OBTAIN, ADDITIONAL FUNDING FOR ACQUISITIONS AND POTENTIAL BUSINESS EXPANSION, GENERAL ECONOMIC TRENDS, THE PENDING PROPOSED SALE OF OUR GIG INSURANCE OPERATIONS, INFLATIONARY PRESSURES, FINANCIAL CONDITION AND THE IMPACT OF ANY FUTURE PANDEMIC OR GEOPOLITICAL EVENTS ON OUR BUSINESS. We have based these forward-looking statements on our current intent, expectations and projections about future events, and these forward-looking statements are not guaranteed to occur and may not occur. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “intend,” “project,” “contemplate,” “potential,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. These statements are only predictions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2025, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON MARCH 30, 2026, THE ADDITIONAL RISK FACTORS SET FORTH IN ITEM 1A OF PART II of this report on form 10-Q, AND OUR SUBSEQUENT FILINGS WITH THE SEC.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2026 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

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

As discussed in Note 14. Discontinued Operations, on May 18, 2026, we announced that we had entered into an agreement with CopperPoint Insurance Company in which it will acquire 100% of the equity interests in GIG for approximately $84.3 million before closing expenses. The transaction is expected to close in the second half of 2026 subject to the receipt of all regulatory and other approvals required under the Securities Purchase Agreement. Unless otherwise noted, the discussion below relates to the Company's continuing operations.

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of June 30, 2026, we operate approximately 3,900 billboards with approximately 7,500 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of June 30, 2026, we have approximately 50,200 broadband customers (22,300 fiber subscribers) and 52,500 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales. In June 2026, our FIF Utah LLC subsidiary received approval from the USDA ReConnect Program for a combination of grants and long-term debt totaling up to $23.0 million in the aggregate to fund the construction, improvement, and acquisition of facilities and equipment needed to provide high-speed broadband service in eligible rural areas in Utah.

Surety Insurance. In September 2015, we established an insurance subsidiary, GIG, designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of UCS, a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. UCS now has licenses to operate in all 50 states and the District of Columbia. In addition, over the last several years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. We currently operate our insurance brokerage businesses under our BOSS Bonds™ trade name. We offer independent insurance agents the opportunity to purchase surety insurance through our computerized portal which offers speed and ease in application processing for the independent agent. On May 18, 2026, we announced that we had entered into a securities purchase agreement with CopperPoint Insurance Company ("CopperPoint") whereby CopperPoint will acquire 100% of the equity interests in GIG for approximately $84.3 million. The transaction is expected to close in the second half of 2026, subject to the receipt of all regulatory and other approvals required under the securities purchase agreement.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management business, brokerage and related services business, as well as an asset management business. We currently own 30% of Logic Real Estate Companies, LLC. On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM for cash and BOC Class A common stock valued at approximately $5 million in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of approximately $2.7 million in cash at closing, an additional $1.3 million in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate. As of June 30, 2026, the 24th Street Funds have a total of four real estate properties remaining under management.

●

In May 2018, through one of our subsidiaries, we invested approximately $19 million through the purchase of common stock of CB&T Holding Corporation, the privately held parent company of Crescent Bank & Trust, Inc. ("Crescent Bank"). Our investment now represents 15.6% of CB&T’s outstanding common stock. Crescent Bank is located in New Orleans, LA.

●

In October 2020, our subsidiary BOC Yellowstone, LLC, served as sponsor for the underwritten initial public offering of a special purpose acquisition company named Yellowstone Acquisition Company. Yellowstone sold in its public offering 13,598,898 units at a price of $10.00 per unit, each unit consisting of one share of Class A common stock and a redeemable warrant to purchase one-half of a share of Class A common stock at an exercise price of $11.50 per share. Between August and November 2020, we invested, through BOC Yellowstone, approximately $7.8 million through the purchase of 3,399,724 shares of Class B common stock and 7,719,779 non-redeemable private placement warrants, each warrant entitling us to purchase one share of Class A common stock at $11.50 per share. In August 2021, Yellowstone entered into a business combination agreement with Sky Harbour LLC, a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars. The business combination was completed on January 25, 2022 and Yellowstone changed its name to Sky Harbour Group Corporation. Sky Harbour’s Class A common stock trades on the NYSE under the symbol “SKYH” and its warrants to purchase Class A common stock trade under the symbol “SKYH.WS.”

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through June 30, 2026, we have sold 1,347,037 shares of Sky Harbour Class A common stock for gross proceeds of approximately $14.2 million. As of June 30, 2026, we held 11,339,994 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants. In August 2026, we sold 360,000 shares of our Sky Harbour Class A common stock, resulting in our ownership now consisting of 10,979,994 shares of Class A common stock.

●

In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single-family detached homes and/or townhomes for long-term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we are winding down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well. As of June 30, 2026, the BFR Fund has one real estate property remaining under management.

●	In July 2023, we invested approximately $3 million in voting preferred stock of MyBundle.TV Inc., a company serving the broadband industry.

In each of our businesses, we hope to expand our geographic reach and market share and seek to develop a competitive advantage and/or brand name for our services, which we hope will be a differentiating factor for customers. In outdoor advertising, our plan is to continue to grow this business through acquisitions of billboard assets. We expect to expand our broadband services in Arizona, Florida, Nevada, Utah, and in other locations. In the future, we expect to continue to expand our billboard operations and broadband services and to possibly consider acquisitions of other businesses, as well as investments, in other sectors, although we currently expect to place a primary emphasis on growing our existing business lines over the next several years. Our decision to expand outside of these current business sectors we serve or in which we have made investments will be based on the opportunity to acquire businesses which we believe provide the potential for sustainable earnings at an attractive level relative to capital employed and, with regard to investment, we believe have the potential to provide attractive returns.

We seek to enter markets where we believe demand for our services will grow in the coming years due to certain barriers to entry and/or to anticipated long-term demand for these services. In the outdoor billboard business, government restrictions often limit the number of additional billboards that may be constructed. At the same time, advances in billboard technology provide the opportunity to improve revenues through the use of digital display technologies and other new technologies. In broadband services, we believe that our fiber-to-the-home services can compete with traditional cable operators as broadband provides higher rates of transmission and improved speed to consumers and that, once built, other competitors may be less willing to compete in communities which we serve. We also believe our investments in both CB&T and Sky Harbour have provided each company the opportunity to significantly grow its business. Lastly, we invest our available capital in a wide range of securities, including equity securities of public companies, various corporate and government bonds, and U.S. Treasury securities.

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues primarily through billboard advertising and related services, providing high-speed broadband services, and asset management services. Revenue for outdoor advertising space rental is recognized on a straight-line basis over the term of the contract and advertising revenue is reported net of agency commissions. Payments received in advance of being earned are recorded as deferred revenue. In our broadband business, revenue is derived principally from internet services and is recognized on a straight-line basis over the term of the contract in the period the services are rendered. Revenue received or receivable in advance of the delivery of services is included in deferred revenue.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following is a comparison of our results of operations for the three months ended June 30, 2026, which we refer to as the “second quarter of fiscal 2026,” compared to the three months ended June 30, 2025, which we refer to as the “second quarter of fiscal 2025.” These results exclude results for our GIG subsidiary, as such operations are expected to be sold within the next six months to CopperPoint and are thus reflected as "discontinued operations" as described in Note 14. Discontinued Operations.

Revenues. For the second quarter of fiscal 2026 and the second quarter of fiscal 2025, our revenues, in thousands and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$11,723	52.8%	$11,441	52.8%	$282
Broadband services	10,477	47.2%	10,234	47.2%	243
Investment and other income	-	-	4	0.0%	(4)
Total Revenues	$22,200	100.0%	$21,679	100.0%	$521

We realized total revenues of $22,200 during the second quarter of fiscal 2026, an increase of 2.4% over revenues of $21,679 during the second quarter of fiscal 2025. The key factors impacting revenue across each of our businesses during the second quarter of fiscal 2026 were as follows:

●

Net billboard rentals in the second quarter of fiscal 2026 increased 2.5% when compared to the second quarter of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the second quarter of fiscal 2026 increased 2.4% from the second quarter of fiscal 2025, mainly reflecting subscriber growth across a number of our markets.

●	Investment and other income at BOAM decreased from $4 in the second quarter of fiscal 2025 to $0 in the second quarter of fiscal 2026.

Expenses. For the second quarter of fiscal 2026 and the second quarter of fiscal 2025, our expenses, in thousands and as a percentage of total revenues, were as follows:

	For the Three Months Ended June 30,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,533	15.9%	$3,703	17.1%	$(170)
Cost of broadband revenues	2,664	12.0%	2,316	10.7%	348
Employee costs	6,132	27.6%	6,377	29.4%	(245)
Professional fees	850	3.8%	596	2.8%	254
Depreciation	4,523	20.4%	4,101	18.9%	422
Amortization	1,859	8.4%	1,915	8.8%	(56)
General and administrative	3,328	15.0%	3,205	14.8%	123
Gain on disposition of assets	(139)	(0.6%)	(76)	(0.3%)	(63)
Accretion	53	0.2%	54	0.2%	(1)
Total Costs and Expenses	$22,803	102.7%	$22,191	102.4%	$612

During the second quarter of fiscal 2026, we had total costs and expenses of $22,803, as compared to total costs and expenses of $22,191 in the second quarter of fiscal 2025. Total costs and expenses as a percentage of total revenues increased from 102.4% in the second quarter of fiscal 2025 to 102.7% in the second quarter of fiscal 2026. The key factors impacting costs and expenses across each of our businesses during the second quarter of fiscal 2026 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 32.4% in the second quarter of fiscal 2025 to 30.2% in the second quarter of fiscal 2026. The decrease was mainly driven by lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 22.6% in the second quarter of fiscal 2025 to 25.4% in the second quarter of fiscal 2026. The increase was mainly driven by higher network operations and data costs as a percentage of broadband revenues.

●

Employee costs in the second quarter of fiscal 2026 were $6,132, or 27.6% of total revenues, as compared to $6,377, or 29.4% of total revenues, in the second quarter of fiscal 2025. The decrease was mainly driven by headcount reductions within our broadband businesses.

●

Professional fees in the second quarter of fiscal 2026 were $850, or 3.8% of total revenues, as compared to $596, or 2.8% of total revenues, in the second quarter of fiscal 2025. The increase was mainly driven by higher professional fees at Boston Omaha's parent company related to the sale of GIG.

●

General and administrative expenses in the second quarter of fiscal 2026 were $3,328, or 15.0% of total revenues, as compared to $3,205, or 14.8% of total revenues, in the second quarter of fiscal 2025.

●

Non-cash expenses in the second quarter of fiscal 2026 included $4,523 in depreciation expense, $1,859 in amortization expense, and $53 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the second quarter of fiscal 2026 was $603, or 2.7% of total revenues, as compared to a net loss from operations of $512, or 2.4% of total revenues, in the second quarter of fiscal 2025. The increase in net loss from operations was primarily due to higher professional fees at Boston Omaha's parent company related to the sale of GIG, which were partially offset by improved operations within our billboard and broadband businesses. Our net loss from operations included $6,435 from non-cash depreciation, amortization, and accretion expenses in the second quarter of fiscal 2026, as compared to $6,070 in the second quarter of fiscal 2025.

Other Income (Expense). During the second quarter of fiscal 2026, we had net other expense of $2,500, which included a $1,853 unrealized loss on the Sky Harbour warrants held by Boston Omaha, losses of $844 within BOAM primarily related to changes in the fair value of the underlying assets within the 24th Street and BFR Funds, interest expense of $607 mainly incurred under Link's term loan and revolver and BOB's credit facility, and non-cash losses of $404 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations. These items were partially offset by $963 in realized gains on the sale of 331,500 shares of Sky Harbour Class A common stock and interest and dividend income of $258. During the second quarter of fiscal 2025, we had net other expense of $4,531, which included a $10,653 unrealized loss on the Sky Harbour warrants held by Boston Omaha, losses of $2,640 within BOAM primarily related to changes in the fair value of the remaining assets within the 24th Street Funds, and interest expense of $573 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by income of $6,147 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour, $2,859 in realized gains on the sale of 509,206 shares of Sky Harbour Class A common stock, and interest and dividend income of $242.

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

Additionally, we have evaluated our investment in Sky Harbour as of June 30, 2026, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.17 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Income (Loss) from Discontinued Operations. On May 18, 2026, we announced that CopperPoint will acquire 100% of the equity interests in GIG for approximately $84.3 million. The transaction is expected to close in the second half of 2026 following receipt of all regulatory and other approvals required under the Securities Purchase Agreement. As a result, the Company has classified the results and cash flows of the GIG business as discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the Condensed Consolidated Balance Sheets. During the second quarter of fiscal 2026, we had $490 in income from discontinued operations compared to a loss of $329 during the second quarter of fiscal 2025. See Note 14. Discontinued Operations in the Company's Condensed Consolidated Financial Statements for additional information.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $1,612 in the second quarter of fiscal 2026, or a loss per share of $0.05, based on 30,422,794 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $2,319 in the second quarter of fiscal 2025, or a loss per share of $0.07, based on 31,453,434 diluted weighted average shares outstanding.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following is a comparison of our results of operations for the six months ended June 30, 2026, which we refer to as the “first six months of fiscal 2026,” compared to the six months ended June 30, 2025, which we refer to as the “first six months of fiscal 2025.”

Revenues. For the first six months of fiscal 2026 and the first six months of fiscal 2025, our revenues, in thousands and as a percentage of total revenues, were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$22,696	51.7%	$22,205	51.9%	$491
Broadband services	21,227	48.3%	20,554	48.1%	673
Investment and other income	1	0.0%	17	0.0%	(16)
Total Revenues	$43,924	100.0%	$42,776	100.0%	$1,148

We realized total revenues of $43,924 during the first six months of fiscal 2026, an increase of 2.7% over revenues of $42,776 during the first six months of fiscal 2025. The key factors impacting revenue across each of our businesses during the first six months of fiscal 2026 were as follows:

●

Net billboard rentals in the first six months of fiscal 2026 increased 2.2% when compared to the first six months of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first six months of fiscal 2026 increased 3.3% from the first six months of fiscal 2025, mainly reflecting subscriber growth across a number of our markets.

●	Investment and other income at BOAM decreased from $17 in the first six months of fiscal 2025 to $1 in the first six months of fiscal 2026.

Expenses. For the first six months of fiscal 2026 and the first six months of fiscal 2025, our expenses, in thousands and as a percentage of total revenues, were as follows:

	For the Six Months Ended June 30,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$7,023	16.0%	$7,547	17.6%	$(524)
Cost of broadband revenues	5,229	11.9%	4,689	11.0%	540
Employee costs	12,037	27.4%	12,680	29.6%	(643)
Professional fees	1,775	4.0%	1,239	2.9%	536
Depreciation	8,939	20.4%	8,085	18.9%	854
Amortization	3,696	8.4%	3,786	8.9%	(90)
General and administrative	6,439	14.7%	6,128	14.3%	311
(Gain) loss on disposition of assets	(163)	(0.4%)	48	0.1%	(211)
Accretion	108	0.2%	108	0.3%	0
Total Costs and Expenses	$45,083	102.6%	$44,310	103.6%	$773

During the first six months of fiscal 2026, we had total costs and expenses of $45,083, as compared to total costs and expenses of $44,310 in the first six months of fiscal 2025. Total costs and expenses as a percentage of total revenues decreased from 103.6% in the first six months of fiscal 2025 to 102.6% in the first six months of fiscal 2026. The key factors impacting costs and expenses across each of our businesses during the first six months of fiscal 2026 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 34.0% in the first six months of fiscal 2025 to 30.9% in the first six months of fiscal 2026. The decrease was mainly driven by lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 22.8% in the first six months of fiscal 2025 to 24.6% in the first six months of fiscal 2026. The increase was mainly driven by higher network operations and data costs as a percentage of broadband revenues.

●

Employee costs in the first six months of fiscal 2026 were $12,037, or 27.4% of total revenues, as compared to $12,680, or 29.6% of total revenues, in the first six months of fiscal 2025. The decrease was mainly driven by headcount reductions within our broadband businesses.

●

Professional fees in the first six months of fiscal 2026 were $1,775, or 4.0% of total revenues, as compared to $1,239, or 2.9% of total revenues, in the first six months of fiscal 2025. The increase was mainly driven by higher professional fees at Boston Omaha's parent company related to the sale of GIG.

●

General and administrative expenses in the first six months of fiscal 2026 were $6,439, or 14.7% of total revenues, as compared to $6,128, or 14.3% of total revenues, in the first six months of fiscal 2025. The increase was mainly driven by the use of contract labor within our broadband businesses and accrued director compensation at Boston Omaha's parent company.

●

Non-cash expenses in the first six months of fiscal 2026 included $8,939 in depreciation expense, $3,696 in amortization expense, and $108 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first six months of fiscal 2026 was $1,159, or 2.6% of total revenues, as compared to a net loss from operations of $1,534, or 3.6% of total revenues, in the first six months of fiscal 2025. The decrease in net loss from operations was primarily due to improved operations within our billboard and broadband businesses, which were partially offset by higher professional fees at Boston Omaha's parent company mainly related to the sale of GIG. Our net loss from operations included $12,743 from non-cash depreciation, amortization, and accretion expenses in the first six months of fiscal 2026, as compared to $11,979 in the first six months of fiscal 2025.

Other Income (Expense). During the first six months of fiscal 2026, we had net other expense of $4,493, which included non-cash losses of $2,095 from unconsolidated affiliates mainly related to our share of Sky Harbour's loss from operations, a $1,437 unrealized loss on the Sky Harbour warrants held by Boston Omaha, losses of $1,220 within BOAM primarily related to changes in the fair value of the underlying assets within the 24th Street and BFR Funds, and interest expense of $1,216 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by $963 in realized gains on the sale of 331,500 shares of Sky Harbour Class A common stock and interest and dividend income of $529. During the first six months of fiscal 2025, we had net other expense of $6,631, which included a $9,418 unrealized loss on the Sky Harbour warrants held by Boston Omaha, losses of $4,660 within BOAM primarily related to changes in the fair value of the remaining assets within the 24th Street and BFR Funds, and interest expense of $1,115 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by $4,135 in realized gains on the sale of 730,095 shares of Sky Harbour Class A common stock, income of $3,833 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour, and interest and dividend income of $545.

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

Additionally, we have evaluated our investment in Sky Harbour as of June 30, 2026, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.17 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Income (Loss) from Discontinued Operations. On May 18, 2026, we announced that CopperPoint Insurance Company will acquire 100% of the equity interests in GIG for approximately $84.3 million. The transaction is expected to close in the second half of 2026 following receipt of all regulatory and other approvals required under the Securities Purchase Agreement. As a result, the Company has classified the results and cash flows of the GIG business as discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the Condensed Consolidated Balance Sheets. During the first six months of fiscal 2026, we had a loss of $185 from discontinued operations compared to income of $178 during the first six months of fiscal 2025. See Note 14. Discontinued Operations in the Company's Condensed Consolidated Financial Statements for additional information.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $3,760 in the first six months of fiscal 2026, or a loss per share of $0.12, based on 30,612,655 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $2,989 in the first six months of fiscal 2025, or a loss per share of $0.10, based on 31,440,934 diluted weighted average shares outstanding.

 Results of Operations by Segment

The following tables report results, in thousands and as a percentage of segment revenues, for the following three segments in which we operate: billboards, broadband, and asset management for the second quarter of fiscal 2026 and the second quarter of fiscal 2025:

Results of Billboard Operations

	For the Three Months Ended June 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$11,723	100.0%	$11,441	100.0%
Cost of Revenues
Ground rents	1,897	16.2%	2,087	18.2%
Utilities	433	3.7%	463	4.1%
Commissions paid	734	6.3%	742	6.5%
Other costs of revenues	469	4.0%	411	3.6%
Total cost of revenues	3,533	30.2%	3,703	32.4%
Gross margin	8,190	69.8%	7,738	67.6%
Other Operating Expenses
Employee costs	2,221	19.0%	2,137	18.6%
Professional fees	106	0.9%	63	0.5%
Depreciation	1,352	11.5%	1,324	11.6%
Amortization	963	8.2%	971	8.5%
General and administrative	1,082	9.2%	1,059	9.3%
Accretion	49	0.4%	50	0.4%
Gain on disposition of assets	(224)	(1.9%)	(92)	(0.8%)
Total expenses	5,549	47.3%	5,512	48.1%
Segment Income from Operations	2,641	22.5%	2,226	19.5%
Interest expense, net	(338)	(2.9%)	(378)	(3.3%)
Net Income from Continuing Operations Attributable to Common Stockholders	$2,303	19.6%	$1,848	16.2%

Comparison of the Second Quarter of Fiscal 2026 to the Second Quarter of Fiscal 2025. In the second quarter of fiscal 2026, net billboard revenues increased by 2.5% when compared to the second quarter of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the second quarter of fiscal 2026 were as follows:

●

Ground rent expense as a percentage of total segment operating revenues decreased from 18.2% in the second quarter of fiscal 2025 to 16.2% in the second quarter of fiscal 2026. The decrease is mainly due to ASC 842 lease accounting entries stemming from changes in our lease portfolio.

●	Commissions paid as a percentage of total segment operating revenues decreased from 6.5% in the second quarter of fiscal 2025 to 6.3% in the second quarter of fiscal 2026.

●	Employee costs as a percentage of total segment operating revenues increased from 18.6% in the second quarter of fiscal 2025 to 19.0% in the second quarter of fiscal 2026.

●	General and administrative expenses decreased slightly as a percentage of total segment operating revenues from 9.3% in the second quarter of fiscal 2025 to 9.2% in the second quarter of fiscal 2026.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues were 11.5% and 8.2% in the second quarter of fiscal 2026 compared to 11.6% and 8.5% in the second quarter of fiscal 2025, respectively.

●

Net interest expense was $338 in the second quarter of fiscal 2026 compared to net interest expense of $378 in the second quarter of fiscal 2025. The decrease is mainly driven by principal repayments on the revolving line of credit.

Results of Broadband Operations

	For the Three Months Ended June 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$10,477	100.0%	$10,234	100.0%
Cost of Revenues
Network operations and data costs	1,575	15.0%	1,285	12.5%
Software costs	252	2.4%	189	1.9%
Cell site rent and utilities	332	3.2%	357	3.5%
Other costs of revenues	505	4.8%	485	4.7%
Total cost of revenues	2,664	25.4%	2,316	22.6%
Gross margin	7,813	74.6%	7,918	77.4%
Other Operating Expenses
Employee costs	3,417	32.6%	3,747	36.6%
Professional fees	144	1.4%	152	1.5%
Depreciation	3,153	30.1%	2,750	26.9%
Amortization	896	8.6%	902	8.8%
General and administrative	1,839	17.6%	1,801	17.6%
Accretion	4	0.0%	4	0.0%
Loss on disposition of assets	85	0.8%	16	0.2%
Total expenses	9,538	91.1%	9,372	91.6%
Segment Loss from Operations	(1,725)	(16.5%)	(1,454)	(14.2%)
Interest expense, net	(207)	(2.0%)	(123)	(1.2%)
Noncontrolling interest in subsidiary income	(3)	(0.1%)	-	-
Net Loss from Continuing Operations Attributable to Common Stockholders	$(1,935)	(18.5%)	$(1,577)	(15.4%)

Comparison of the Second Quarter of Fiscal 2026 to the Second Quarter of Fiscal 2025. In the second quarter of fiscal 2026, total operating revenues increased by 2.4% when compared to the second quarter of fiscal 2025 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the second quarter of fiscal 2026 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues increased from 12.5% in the second quarter of fiscal 2025 to 15.0% in the second quarter of fiscal 2026. The increase is mainly driven by increased cell site circuit costs related to new project developments.

●

Employee costs as a percentage of total segment operating revenues decreased from 36.6% in the second quarter of fiscal 2025 to 32.6% in the second quarter of fiscal 2026. The decrease is mainly driven by headcount reductions within our broadband businesses.

●	Depreciation expense increased by $403 from the second quarter of fiscal 2025. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

●	General and administrative expenses as a percentage of total segment operating revenues remained flat at 17.6% in the second quarter of fiscal 2025 and in the second quarter of fiscal 2026.

●

Net interest expense was $207 in the second quarter of fiscal 2026 compared to net interest expense of $123 in the second quarter of fiscal 2025. The increase is mainly driven by the borrowings on the BOB credit facility.

●	Noncontrolling interest in subsidiary income of $3 in the second quarter of fiscal 2026 is related to joint venture projects at FFH.

Results of Asset Management Operations

	For the Three Months Ended June 30,
	(unaudited)
	2026		2025

	Amount		Amount
Operating Revenues
Investment and other income	$-	n/a	$4	n/a
Cost of Revenues
Total cost of revenues	-	n/a	-	n/a
Gross margin	-	n/a	4	n/a
Other Operating Expenses
Employee costs	-	n/a	-	n/a
Professional fees	108	n/a	142	n/a
Depreciation	-	n/a	-	n/a
Amortization	-	n/a	-	n/a
General and administrative	1	n/a	2	n/a
Total expenses	109	n/a	144	n/a
Segment Loss from Operations	(109)	n/a	(140)	n/a
Interest and dividend income	5	n/a	8	n/a
Other investment loss	(844)	n/a	(2,640)	n/a
Noncontrolling interest in subsidiary loss	556	n/a	2,250	n/a
Net Loss from Continuing Operations Attributable to Common Stockholders	$(392)	n/a	$(522)	n/a

Comparison of the Second Quarter of Fiscal 2026 to the Second Quarter of Fiscal 2025. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023, we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the second quarter of fiscal 2026 and the second quarter of fiscal 2025 may not be meaningful. The key factors affecting our asset management operations results during the second quarter of fiscal 2026 were as follows:

●	Professional fees decreased by $34 in the second quarter of fiscal 2026 when compared to the second quarter of fiscal 2025. Professional fees are mainly related to accounting and audit fees at the fund level as well as the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street Funds and BFR Fund. The services agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the second quarter of fiscal 2026 decreased by $1 from the second quarter of fiscal 2025.

●	Other investment loss of $844 in the second quarter of fiscal 2026 primarily included the changes in the fair value of the 24th Street Funds and BFR Fund, mainly driven by a decline in value of the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss of $556 in the second quarter of fiscal 2026 primarily included the external limited partners' share of GAAP losses within the 24th Street Funds and BFR Fund, mainly driven by the change in fair value referenced above.

 Results of Operations by Segment

The following tables report results, in thousands and as a percentage of segment revenues, for the following three segments in which we operate: billboards, broadband, and asset management for the first six months of fiscal 2026 and the first six months of fiscal 2025:

Results of Billboard Operations

	For the Six Months Ended June 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Billboard rentals, net	$22,696	100.0%	$22,205	100.0%
Cost of Revenues
Ground rents	3,829	16.9%	4,328	19.5%
Utilities	894	3.9%	949	4.3%
Commissions paid	1,390	6.1%	1,455	6.5%
Other costs of revenues	910	4.0%	815	3.7%
Total cost of revenues	7,023	30.9%	7,547	34.0%
Gross margin	15,673	69.1%	14,658	66.0%
Other Operating Expenses
Employee costs	4,451	19.6%	4,363	19.6%
Professional fees	196	0.9%	125	0.6%
Depreciation	2,683	11.8%	2,614	11.8%
Amortization	1,915	8.4%	1,933	8.7%
General and administrative	2,066	9.1%	2,048	9.2%
Accretion	101	0.5%	101	0.5%
Gain on disposition of assets	(220)	(1.0%)	(18)	(0.1%)
Total expenses	11,192	49.3%	11,166	50.3%
Segment Income from Operations	4,481	19.8%	3,492	15.7%
Interest expense, net	(676)	(3.0%)	(753)	(3.4%)
Net Income from Continuing Operations Attributable to Common Stockholders	$3,805	16.8%	$2,739	12.3%

Comparison of the First Six Months of Fiscal 2026 to the First Six Months of Fiscal 2025. In the first six months of fiscal 2026, net billboard revenues increased by 2.2% when compared to the first six months of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first six months of fiscal 2026 were as follows:

●

Ground rent expense as a percentage of total segment operating revenues decreased from 19.5% in the first six months of fiscal 2025 to 16.9% in the first six months of fiscal 2026. The decrease is mainly due to ASC 842 lease accounting entries stemming from changes in our lease portfolio.

●	Commissions paid as a percentage of total segment operating revenues decreased from 6.5% in the first six months of fiscal 2025 to 6.1% in the first six months of fiscal 2026.

●	Employee costs as a percentage of total segment operating revenues remained flat at 19.6% in the first six months of fiscal 2025 and in the first six months of fiscal 2026.

●

General and administrative expenses decreased slightly as a percentage of total segment operating revenues from 9.2% in the first six months of fiscal 2025 to 9.1% in the first six months of fiscal 2026.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues were 11.8% and 8.4% in the first six months of fiscal 2026 compared to 11.8% and 8.7% in the first six months of fiscal 2025, respectively.

●

Net interest expense was $676 in the first six months of fiscal 2026 compared to net interest expense of $753 in the first six months of fiscal 2025. The decrease is mainly driven by principal repayments on the revolving line of credit.

Results of Broadband Operations

	For the Six Months Ended June 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Broadband revenues	$21,227	100.0%	$20,554	100.0%
Cost of Revenues
Network operations and data costs	3,081	14.5%	2,591	12.6%
Software costs	477	2.2%	342	1.7%
Cell site rent and utilities	671	3.2%	708	3.4%
Other costs of revenues	1,000	4.7%	1,048	5.1%
Total cost of revenues	5,229	24.6%	4,689	22.8%
Gross margin	15,998	75.4%	15,865	77.2%
Other Operating Expenses
Employee costs	6,593	31.1%	7,336	35.7%
Professional fees	259	1.2%	278	1.4%
Depreciation	6,218	29.3%	5,417	26.3%
Amortization	1,781	8.4%	1,770	8.6%
General and administrative	3,518	16.5%	3,322	16.2%
Accretion	7	0.0%	7	0.0%
Loss on disposition of assets	57	0.3%	66	0.3%
Total expenses	18,433	86.8%	18,196	88.5%
Segment Loss from Operations	(2,435)	(11.4%)	(2,331)	(11.3%)
Interest expense, net	(415)	(2.0%)	(225)	(1.1%)
Noncontrolling interest in subsidiary income	(11)	(0.1%)	-	-
Net Loss from Continuing Operations Attributable to Common Stockholders	$(2,861)	(13.5%)	$(2,556)	(12.4%)

Comparison of the First Six Months of Fiscal 2026 to the First Six Months of Fiscal 2025. In the first six months of fiscal 2026, total operating revenues increased by 3.3% when compared to the first six months of fiscal 2025 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first six months of fiscal 2026 were as follows:

●

Network operations and data costs as a percentage of total segment operating revenues increased from 12.6% in the first six months of fiscal 2025 to 14.5% in the first six months of fiscal 2026. The increase is mainly driven by increased cell site circuit costs related to new project developments.

●

Employee costs as a percentage of total segment operating revenues decreased from 35.7% in the first six months of fiscal 2025 to 31.1% in the first six months of fiscal 2026. The decrease is mainly driven by headcount reductions within our broadband businesses.

●	Depreciation expense increased by $801 from the first six months of fiscal 2025. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 16.2% in the first six months of fiscal 2025 to 16.5% in the first six months of fiscal 2026. The increase is mainly driven by the use of contract labor within our broadband businesses.

●

Net interest expense was $415 in the first six months of fiscal 2026 compared to net interest expense of $225 in the first six months of fiscal 2025. The increase is mainly driven by the borrowings on the BOB credit facility.

●	Noncontrolling interest in subsidiary income of $11 in the first six months of fiscal 2026 is related to joint venture projects at FFH.

Results of Asset Management Operations

	For the Six Months Ended June 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues
Operating Revenues
Investment and other income	$1	n/a	$17	n/a
Cost of Revenues
Total cost of revenues	-	n/a	-	n/a
Gross margin	1	n/a	17	n/a
Other Operating Expenses
Employee costs	-	n/a	-	n/a
Professional fees	324	n/a	398	n/a
Depreciation	-	n/a	-	n/a
Amortization	-	n/a	-	n/a
General and administrative	61	n/a	35	n/a
Total expenses	385	n/a	433	n/a
Segment Loss from Operations	(384)	n/a	(416)	n/a
Interest and dividend income	10	n/a	16	n/a
Other investment loss	(1,220)	n/a	(4,660)	n/a
Noncontrolling interest in subsidiary loss	971	n/a	4,008	n/a
Net Loss from Continuing Operations Attributable to Common Stockholders	$(623)	n/a	$(1,052)	n/a

Comparison of the First Six Months of Fiscal 2026 to the First Six Months of Fiscal 2025. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023, we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the first six months of fiscal 2026 and the first six months of fiscal 2025 may not be meaningful. The key factors affecting our asset management operations results during the first six months of fiscal 2026 were as follows:

●	Professional fees decreased by $74 in the first six months of fiscal 2026 when compared to the first six months of fiscal 2025. Professional fees are mainly related to accounting and audit fees at the fund level as well as the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street Funds and BFR Fund. The services agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the first six months of fiscal 2026 increased by $26 from the first six months of fiscal 2025.

●	Other investment loss of $1,220 in the first six months of fiscal 2026 primarily included the changes in the fair value of the 24th Street Funds and BFR Fund, mainly driven by a decline in value of the underlying real estate properties.

●	Noncontrolling interest in subsidiary loss of $971 in the first six months of fiscal 2026 primarily included the external limited partners' share of GAAP losses within the 24th Street Funds and BFR Fund, mainly driven by the change in fair value referenced above.

Cash Flows

Cash Flows for the First Six Months of Fiscal 2026 compared to the First Six Months of Fiscal 2025

The table below summarizes our cash flows from continuing operations, in thousands, for the first six months of fiscal 2026 and the first six months of fiscal 2025:

	Six Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025
	(unaudited)	(unaudited)
Net cash provided by operating activities	$10,130	$8,180
Net cash provided by (used in) investing activities	4,328	(10,618)
Net cash (used in) provided by financing activities	(17,311)	5,054
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,853)	$2,616

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $10,130 for the first six months of fiscal 2026 compared to $8,180 for the first six months of fiscal 2025. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and broadband businesses.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $4,328 for the first six months of fiscal 2026 as compared with net cash used in investing activities of $10,618 for the first six months of fiscal 2025. During the first six months of fiscal 2026, net cash provided by investing activities is primarily attributable to $15,573 in net cash proceeds mainly from the sale of U.S. Treasury securities and other investments, which were partially offset by $11,779 in capital expenditures mainly within our broadband businesses.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $17,311 during the first six months of fiscal 2026 as compared to net cash provided by financing activities of $5,054 during the first six months of fiscal 2025. During the first six months of fiscal 2026, net cash used in financing activities mainly consisted of $10,574 in stock repurchases, $5,587 in distributions to noncontrolling interests from the 24th Street and BFR Funds, and $1,190 in principal repayments on long-term debt.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin, a surety insurance company we acquired in December 2016, surety insurance brokerage firms we acquired in 2016, 2017 and 2021, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars. At June 30, 2026, we had approximately $15.1 million in unrestricted cash and approximately $16.4 million in short-term U.S. Treasury securities. Our strategy is to continue to expand certain parts of our existing businesses as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies. We reserve the right to dispose of a business or subset of a business unit if, based upon management’s periodic review of our portfolio, our Board of Directors determines that such action would be in our best interest.

On November 14, 2025, the Board approved and authorized the 2025 Share Repurchase Program, pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November 18, 2025 and will terminate on December 31, 2026, unless earlier terminated in the discretion of the Board. The actual timing, number, and value of shares repurchased under the 2025 Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the 2025 Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. From November 2025 through the first six months of fiscal 2026, we repurchased 1,271,320 shares of our Class A common stock for a total cost of approximately $16.3 million.

There can be no assurance that we will consummate any subsequent acquisitions. Furthermore, our acquisitions are subject to a number of risks and uncertainties, including as to when, whether and to what extent the anticipated benefits and cost savings of a particular acquisition will be realized. Our failure to successfully identify and complete future acquisitions of assets or businesses could reduce future potential earnings and available cash and slow our anticipated growth. If we elect to sell all or a portion of a business unit, the sale of the disposed unit may disrupt operations, cause key talent loss, or create difficulties in separating shared services, impacting the remaining business's financial performance. If we elect to sell all or a portion of a business unit, we may fail to secure a buyer, fail to consummate the transaction, or face prolonged closing timelines due to delays in obtaining any required approvals by government agencies or our lenders. Divestitures can also result in reduced cash flow, unexpected tax consequences, or the need to write down goodwill associated with the disposed business unit. Although we have entered into, and expect to continue to enter into, non-binding letters of intent to acquire businesses on a regular basis, we do not currently have any agreements, commitments or understandings for any specific material acquisitions that are probable of being consummated at this time.

To date, we have raised funds through the sale of our common stock in public offerings, sales of our common stock in “at-the-market” programs, term loan financings through our Link and BOB subsidiaries, proceeds from the sale of publicly traded and private company securities held by us, cash flow from operations, and, prior to 2019, through private placements of our common stock.

2022 Shelf Registration Statement

In April 2022, we filed the 2022 Shelf Registration Statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the registration of Class A common stock, preferred stock, debt securities and warrants of the Company for up to $500 million. Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,039 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling shareholders are MIT as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All of the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, the remaining 522,231 shares of our Class A common stock not repurchased are available for resale under that registration statement. As of June 30, 2026, based upon filings by these shareholders with the SEC, and as it relates to shares held by Mr. Peterson, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock. This assumes that MIT continues to own all shares reflected in its Schedule 13G/A filing with the SEC on January 20, 2026. The 2022 Shelf Registration Statement expired in May 2025.

Although we have no current plans to do so, we may in the future file a new shelf registration statement which would allow us, from time to time, in one or more offerings, to offer and sell Class A common stock or preferred stock, various series of debt securities and/or warrants. We or any selling security holders may offer these securities from time to time in amounts, at prices and on terms determined at the time of the offering. We may sell these securities to or through one or more underwriters, dealers or agents, or directly to purchasers on a delayed or continuous basis. Unless otherwise set forth in an applicable prospectus supplement, we intend to use the net proceeds from the sale of the securities that we may offer for general corporate purposes, including, but not limited to, financing our existing businesses and operations, and expanding our businesses and operations through additional hires, strategic alliances, and acquisitions. Unless otherwise set forth in a prospectus supplement, we will not receive any proceeds from the sale of securities by any selling stockholders.

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of June 30, 2026 consists of Link’s Term Loan borrowings of approximately $25.2 million, of which approximately $0.9 million is classified as current, and $9.1 million related to the revolving line of credit.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of June 30, 2026.

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

Boston Omaha Broadband Credit Agreement

On September 17, 2024, three operating subsidiaries of BOB entered into a Credit Agreement (the “BOB Credit Agreement”) with First National Bank of Omaha (the “Lender”) under which certain subsidiaries of BOB can borrow up to $20 million in the aggregate in term loans (the “BOB Credit Facility”). The BOB Credit Agreement was subsequently split into separate credit agreements with each of the Borrowers in order to allow certain borrowers to apply for federal loan funding, hereinafter referred to as the "BOB Credit Agreements." All material terms of the original BOB Credit Agreement remain unchanged in the Amended and Restated Credit Agreement for FIF AireBeam, LLC and FIF St George, LLC and the Credit Agreement for FIF Utah, LLC. The three operating subsidiaries which are the borrowers under the BOB Credit Agreements are FIF AireBeam, LLC, FIF St George, LLC, and FIF Utah, LLC (collectively, the “Borrowers”). The loans are guaranteed by BOB but are not guaranteed by BOC or any other businesses owned by BOC and its other subsidiaries. The loans under the BOB Credit Facility are secured by all assets of each of the Borrowers. Funds available under the BOB Credit Facility are to be used for capital expenditures associated with capital acquisition and leasing of capital equipment for expansion of the Borrowers’ businesses.

On October 29, 2025, BOB entered into a First Amendment to BOB Credit Agreements, which modified the BOB Credit Agreements by extending the term loan draw expiration date to December 31, 2025.

The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1 million. Each term loan is due five years following the borrowing date of such term loan. As of June 30, 2026, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There was a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment.

Pursuant to the BOB Credit Agreements, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period. BOB was in compliance with these covenants as of June 30, 2026.

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of June 30, 2026 consists of approximately $13.2 million under the BOB Credit Agreements, of which approximately $1.5 million is classified as current.

FIF Utah ReConnect Loan and Grant Agreement

As previously announced on a Form 8-K filed by the Company with the SEC on June 15, 2026, on June 9, 2026, FIF Utah, a wholly owned subsidiary of BOB, received final funding approval from the United States Department of Agriculture of a grant and loan award under the Rural Utilities Service ReConnect Program (the "ReConnect Program"). The loan and grant are each for approximately $11.5 million. Award funds may be used to pay for the following costs: (i) to fund the construction or improvement of facilities required to provide fixed terrestrial broadband service; (ii) to fund reasonable pre-application expenses; and (iii) to fund the acquisition and improvement of an existing system that is currently providing insufficient broadband service.

Under the terms of the Loan and Grant Agreement, the loan (the "ReConnect Loan") will be in the form of long-term debt available as requested by BOB in multiple drawdowns over a period not to exceed five years from the date of the award, with plans to use such funds to deploy fiber to approximately 3,000 locations within FIF Utah's surrounding qualifying markets. The loan portion is a 22-year term loan (the "Promissory Note") secured by certain collateral of FIF Utah with interest at the applicable U.S. Treasury rate then in effect at the time of drawdown and subject to customary events of default and remedies. Interest and principal payments are deferred for a period of three years from the specific drawdown with accrued interest amortized over the remaining terms of the loan. The Company, as the ultimate parent of FIF Utah, has unconditionally guaranteed any sums due under the ReConnect Loan and the ReConnect Program (the "ReConnect Guarantee"). Each of the Loan and Grant Agreement and the ReConnect Guarantee contain customary representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings under the ReConnect Program. Upon the occurrence of an event of default, the lender may accelerate all sums due under the ReConnect Loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the ReConnect Loan will automatically accelerate. The foregoing summary of each of the Loan and Grant Agreement, the ReConnect Promissory Note and the Guarantee Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions as set forth in the Loan and Grant Agreement attached as Exhibit 10.1 to this Form 10-Q, the Promissory Note attached hereto as Exhibit 10.2 to this Form 10-Q, and the Guarantee Agreement attached as Exhibit 10.3 to this Form 10-Q. As of June 30, 2026, FIF Utah had not borrowed any sums due under the ReConnect Loan.

Investments in Yellowstone Acquisition Company and Sky Harbour

In 2020, we acted as the sponsor for the initial public offering of Yellowstone and purchased 3,399,724 shares of Yellowstone Class B common stock and 7,719,779 private placement warrants at a combined cost of approximately $7.8 million. On August 1, 2021, we entered into an equity purchase agreement with Sky Harbour LLC by which Sky Harbour LLC unitholders would acquire a majority interest in the combined businesses following the completion of a business combination. As part of the equity purchase agreement, and immediately prior to the completion by Sky Harbour LLC of a private activity bond financing raising $160 million in proceeds in September 2021, we purchased Series B Preferred Units in Sky Harbour LLC for a purchase price of $55 million, which Series B Preferred Units converted to 5,500,000 shares of Sky Harbour Class A common stock upon the closing of the Sky Harbour business combination on January 25, 2022. Also, upon the closing of the business combination, we purchased an additional 4,500,000 shares of Sky Harbour Class A common stock for a purchase price of $45 million.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of June 30, 2026, we held 11,339,994 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of Sky Harbour shares and warrants we hold relative to the average trading volume of these securities. As part of a recent primary offering by Sky Harbour, we, along with Sky Harbour's officers, directors, and other principal shareholders, agreed to a lockup on future sales for a period ending on November 10, 2026.

Future Working Capital Requirements

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, any funds that we may receive from cash flows from operations, and any funds that we may receive through the sale of the remaining real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At June 30, 2026, we had approximately $15.1 million in unrestricted cash and approximately $16.4 million in short-term U.S. Treasury securities. This excludes any additional funds we will receive if the agreement with CopperPoint to acquire our GIG subsidiary is successfully consummated, any future sales of public and private securities held by us, as well as loans and grants under the ReConnect Program.

If future additional significant acquisition opportunities and expansion opportunities within our billboard and broadband services businesses become available in excess of our currently available cash, U.S. Treasury securities, and marketable equity securities, we may need to seek additional capital through long-term debt borrowings, the sale of our securities, and/or other financing options, and we may not be able to obtain such debt or equity financing on terms favorable to us or at all. In the future, we may use a number of different sources to finance our acquisitions and operations, including current cash on hand, potential future cash flows from operations, seller financing, debt financings including but not limited to long-term debt and line of credit facilities, including additional credit facilities which may or may not be secured by our assets or those of our operating subsidiaries, additional common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time, which could include asset sales and issuance of debt securities. In addition to current credit facilities at Link and Boston Omaha Broadband, any future debt that we incur may be recourse or non-recourse and may be secured or unsecured. Existing credit facilities at Link and Boston Omaha Broadband impose restrictions that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our billboard, broadband, and asset management businesses. Specifically, these restrictions place limits on Link, Boston Omaha Broadband, and their subsidiaries’ ability to, among other things, incur additional indebtedness, make additional acquisitions and investments, pay dividends, repurchase stock, create liens, enter into transactions with affiliates, merge, consolidate, transfer or sell assets. Both credit facilities require Link and Boston Omaha Broadband to meet a fixed charge coverage ratio and other financial covenants. Link’s ability as well as Boston Omaha Broadband's ability to comply with these loan covenants may be affected by factors beyond their control and a breach of any loan covenants would likely result in an event of default under either Credit Agreement, which would permit the Lender to declare all amounts incurred thereunder to be immediately due and payable and to terminate its commitment to make future extensions of credit. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. Under the ReConnect Program, we have provided the ReConnect Guarantee, by which we have unconditionally guaranteed any sums due under the ReConnect Loan and Grant Agreement. Each of the Loan and Grant Agreement and the ReConnect Guarantee contain customary representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings under the ReConnect Program. Upon the occurrence of an event of default, the lender may accelerate all sums due under the ReConnect Loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the ReConnect Loan will automatically accelerate. Any future credit facilities which we or any of our subsidiaries may enter into would likely impose similar restrictions and risks.

We may use the proceeds of any future borrowings to acquire assets or for general corporate purposes. In determining when to use leverage, we will assess the appropriateness of new equity or debt capital based on market conditions, including assumptions regarding future cash flow, the creditworthiness of customers, and future rental and subscriber rates.

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940 (the "Investment Company Act"). Therefore, no more than 40% of our total assets can be invested in investment securities, as such term is defined in the Investment Company Act. In addition, we do not invest or intend to invest in securities as our primary business. Although we do not currently hold investments in an amount which would cause us to register under the Investment Company Act, we run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act because a significant portion of our assets consists of investments in companies in which we own less than a majority interest. The risk varies depending on events beyond our control, such as significant appreciation or depreciation in the market value of certain of our publicly traded holdings, adverse developments with respect to our ownership of certain of our subsidiaries, and transactions involving the sale of certain assets. If we are deemed to be an inadvertent investment company, we may seek to rely on a safe harbor under the Investment Company Act that would provide us a one-year grace period to take steps to avoid being deemed to be an investment company. In order to ensure we avoid being deemed an investment company, we have taken, and may need to continue to take, steps to reduce the percentage of our assets that constitute investment assets under the Investment Company Act. These steps have included, among others, selling marketable securities that we might otherwise hold for the long term and deploying our cash in non-investment assets. We have recently sold marketable securities, including at times at a loss, and we may be forced to sell our investment assets at unattractive prices or to sell assets that we otherwise believe benefit our business in the future to remain below the requisite threshold. We may also seek to acquire additional non-investment assets to maintain compliance with the Investment Company Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, then we would have to register as an investment company, and we would be unable to operate our business in its current form. We would be subject to extensive, restrictive, and potentially adverse statutory provisions and regulations relating to, among other things, operating methods, management, capital structure, indebtedness, dividends, and transactions with affiliates. If we were deemed to be an investment company and did not register as an investment company when required to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, that we would be unable to enforce contracts with third parties, and/or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which we were deemed to be an unregistered investment company.

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

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements and related notes to the condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Item 7 of our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. Because our operations are currently conducted entirely within the U.S., we had no significant exposure to foreign currency exchange rate risk.

As of June 30, 2026, we had cash and cash equivalents, U.S. Treasury securities that are bought and held principally for the purpose of selling them in the near-term and short-term U.S. Treasury securities which we intend to hold to maturity. Interest-earning instruments carry a degree of interest rate risk, and the values for these instruments can fluctuate.

As of June 30, 2026, all of Link's $25.2 million in long-term debt is at a fixed interest rate. Link also had $9.1 million in borrowings under its revolving line of credit, which is subject to interest rate risk. BOB's long-term debt of $13.2 million is subject to interest rate risk. A hypothetical 100 basis point change in variable interest rates would impact our interest expense for both Link's revolving line of credit and BOB's long-term debt by approximately $220 thousand over the next twelve months. Additional information regarding our outstanding debt can be found in Note 11 - Long-Term Debt included in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Any long-term debt under the ReConnect Program will be set at the Treasury Rate then in effect at the time of any drawdown under the Loan and Grant Agreement.

As of June 30, 2026, our investment in the 11,339,994 shares of Sky Harbour Class A common stock is recorded under the equity method of accounting. We also hold warrants to purchase up to 7,719,779 shares of Sky Harbour Class A common stock, which are measured at fair value using observable inputs for similar assets in an active market. We also occasionally hold relatively small amounts in other publicly traded securities. We hold interests in several private companies including our investments in CB&T and Logic. Our investments in privately held securities may be difficult to value given the lack of publicly available information about the issuers of these securities. These investments may increase the volatility in our net income (loss) in future periods due to changes in the fair value of these instruments. In certain cases, our ability to sell these investments may be impacted by certain contractual obligations or otherwise.

As a result of inflationary pressures, there have been and may continue to be additional pressures on the ongoing increases in supply chain and logistics costs, material costs and labor costs. The effect of U.S. and global tariffs may spur inflationary conditions and create further pressure on costs. Additionally, ongoing and future global conflicts may further drive inflationary pressures throughout the global economy and lead to potential market disruptions. We have been and may continue to be impacted by inflation in the future which could have an adverse effect on our business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial and accounting officer each concluded that, as of June 30, 2026, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. Other than the risk factors set forth below, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

The receipt of grants and loans by FIF Utah under the ReConnect Program carries significant regulatory, compliance, and financial risks.

Our subsidiary FIF Utah has been awarded grants of up to $11,484,076 and the right to borrow up to an additional $11,484,076 under the Rural Utilities Service ReConnect Program. Compliance with the terms and conditions of the ReConnect Program requires that we meet milestone reporting and construction completion windows within a five-year mandated timeframe, maintain eligibility under the ReConnect Program and meet specific financial and performance covenants. Obligations of FIF Utah are secured by the grant of a security interest in the assets funded under the ReConnect Program. Any failure to meet these requirements, including failure to complete construction due to delays not within FIF Utah’s control, such as supply chain delays in completing construction, could result in FIF Utah having to repay any loans and return grant money. Boston Omaha is a guarantor of FIF Utah’s obligations.

Failure to complete the sale of General Indemnity Group to CopperPoint Insurance Company could negatively impact the Company.

If the proposed sale of General Indemnity Group to CopperPoint Insurance Company is not completed for any reason, there may be various adverse consequences, and the Company may experience negative reactions from the financial markets, as well as from GIG’s customers and employees. For example, the market price of the Company's Class A common stock could decline to the extent that current market prices reflect a market assumption that the proposed sale will be completed. Additionally, the Company has incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the proposed sale. If the sale is not consummated, the Company would have paid these expenses without realizing the expected benefits of the sale. The closing of the transaction is also contingent upon approval of the acquisition by the Nebraska Department of Insurance and other conditions to closing.  There is no assurance that all conditions to closing will be met. If the Company fails to satisfy the requirements for closing, then the acquisition agreement may be terminated.

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

All shares purchased as part of our publicly announced programs for the time periods set forth below were purchased under our Rule 10b5-1 trading plan. The table below summarizes our stock repurchase activity for the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands)
April 1 - April 30, 2026	128,869	$12.42	128,869	$17,856
May 1 - May 31, 2026	139,428	$12.05	139,428	$16,176
June 1 - June 30, 2026	182,984	$13.49	182,984	$13,708
Total	451,281	$12.74	451,281

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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

3.3 (*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2020.

3.4 (*)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2024.

3.5 (*)	Amended and Restated Bylaws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2020.

10.1 (#)	FIF Utah LLC Loan and Grant Agreement with U.S. Rural Utilities Service.

10.2 (#)	FIF Utah LLC Loan and Grant Agreement Promissory Note.

10.3 (#)	Boston Omaha Corporation Guarantee to U.S. Rural Utilities Service.

31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 (#)(##)	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 (#)(##)	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS (#)	Inline XBRL Instance Document.

101.SCH (#)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL (#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (#)	Inline XBRL Taxonomy Extension Definition.

101.LAB (#)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (#)	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Incorporated by reference to the filing indicated.
(#)	Filed herewith.
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

August 13, 2026

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial and Accounting Officer)

August 13, 2026