Form 10-Q
period 2026-09-30
BOSTON OMAHA Corp
filed 2026-11-13
CIK 1494582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,999,265 shares of Class A common stock and 580,558 shares of Class B common stock as of November 13, 2026.

BOSTON OMAHA CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2026

References in this Quarterly Report on Form 10-Q to “the Company,” “our Company,” “we,” “us,” “our,” and “Boston Omaha” refer to Boston Omaha Corporation and its consolidated subsidiaries, unless otherwise noted.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Financial Statements

Unaudited

For the Nine Months Ended September 30, 2026 and 2025

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)

ASSETS

	September 30,	December 31,
	2026	2025

Current Assets:
Cash and cash equivalents	$13,347	$16,056
Cash held by BOAM funds and other	1,074	2,999
Accounts receivable, net	5,583	9,582
Short-term investments	1,312	4,988
Marketable equity securities	216	-
U.S. Treasury securities	16,180	20,670
Prepaid expense and other current assets	2,650	3,175
Assets held for sale	79,903	84,828

Total Current Assets	120,265	142,298

Property and Equipment, net	175,648	172,275

Other Assets:
Goodwill	171,055	171,055
Intangible assets, net	45,447	50,142
Investments	35,862	46,316
Investments in unconsolidated affiliates	70,981	74,817
Right of use assets	52,842	56,051
Other	62	119

Total Other Assets	376,249	398,500

Total Assets	$672,162	$713,073

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

Unaudited

(in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2026	2025

Current Liabilities:
Accounts payable and accrued expenses	$9,376	$8,083
Short-term payables for business acquisitions	1,346	1,361
Lease liabilities	4,706	5,110
Current maturities of long-term debt	2,414	2,387
Deferred revenue	2,975	3,058
Liabilities held for sale	40,689	45,259

Total Current Liabilities	61,506	65,258

Long-term Liabilities:
Asset retirement obligations	4,394	4,231
Lease liabilities	48,311	51,975
Long-term debt, less current maturities	44,572	46,385
Other long-term liabilities	296	88
Deferred tax liability	7,751	9,063

Total Liabilities	166,830	177,000

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value, 38,838,884 shares authorized, 31,054,928 and 31,019,355 shares issued, respectively	31	31
Class B common stock, $.001 par value, 1,161,116 shares authorized, 580,558 shares issued and outstanding	1	1
Additional paid-in capital	541,192	540,710
Treasury stock, at cost, 1,846,485 and 561,868 shares, respectively	(24,362)	(7,429)
Accumulated deficit	(21,129)	(17,176)

Total Boston Omaha Stockholders' Equity	495,733	516,137
Noncontrolling interests	9,599	19,936
Total Equity	505,332	536,073

Total Liabilities and Stockholders' Equity	$672,162	$713,073

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Operations

Unaudited

(in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues:
Billboard rentals, net	$12,076	$11,788	$34,772	$33,993
Broadband services	10,101	10,151	31,328	30,705
Investment and other income	1	5	2	22

Total Revenues	22,178	21,944	66,102	64,720

Costs and Expenses:
Cost of billboard revenues (exclusive of depreciation and amortization)	3,848	3,782	10,871	11,329
Cost of broadband revenues (exclusive of depreciation and amortization)	2,618	2,440	7,847	7,129
Employee costs	5,966	6,143	18,003	18,823
Professional fees	746	839	2,521	2,078
General and administrative	3,299	3,202	9,738	9,330
Amortization	1,872	1,915	5,568	5,701
Depreciation	4,666	4,278	13,605	12,363
(Gain) loss on disposition of assets	105	(21)	(58)	27
Accretion	55	55	163	163

Total Costs and Expenses	23,175	22,633	68,258	66,943

Net Loss from Operations	(997)	(689)	(2,156)	(2,223)

Other Income (Expense):
Interest and dividend income	230	347	759	892
Equity in (loss) income of unconsolidated affiliates	2,618	(577)	523	3,256
Other investment loss	(5,857)	(3,344)	(7,568)	(13,238)
Interest expense	(602)	(650)	(1,818)	(1,765)

Net Loss from Continuing Operations Before Income Taxes	(4,608)	(4,913)	(10,260)	(13,078)
Income tax benefit on continuing operations	194	756	1,311	1,746

Net Loss from Continuing Operations, net of tax	(4,414)	(4,157)	(8,949)	(11,332)
Noncontrolling interest in subsidiary loss	3,830	1,768	4,790	5,776

Net Loss from Continuing Operations Attributable to Common Stockholders	(584)	(2,389)	(4,159)	(5,556)
Income (Loss) from Discontinued Operations, net of income taxes	392	(199)	207	(21)

Net Loss Attributable to Common Stockholders	$(192)	$(2,588)	$(3,952)	$(5,577)

Basic Net Loss per Share - Continuing Operations	$(0.02)	$(0.08)	$(0.14)	$(0.18)
Basic Net Income (Loss) per Share - Discontinued Operations	$0.01	$(0.00)	$0.01	$(0.00)
Basic Net Loss per Share	$(0.01)	$(0.08)	$(0.13)	$(0.18)

Diluted Net Loss per Share - Continuing Operations	$(0.02)	$(0.08)	$(0.14)	$(0.18)
Diluted Net Income (Loss) per Share - Discontinued Operations	$0.01	$(0.00)	$0.01	$(0.00)
Diluted Net Loss per Share	$(0.01)	$(0.08)	$(0.13)	$(0.18)

Basic Weighted Average Class A and Class B Common Shares Outstanding	30,049,734	31,453,434	30,422,954	31,445,147

Diluted Weighted Average Class A and Class B Common Shares Outstanding	30,049,734	31,453,434	30,422,954	31,445,147

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Unaudited

(in thousands, except share data)

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings	Total

Beginning Balance, December 31, 2024	30,943,349	527,780	$31	$1	$539,126	$(1,589)	$29,900	$(4,749)	$562,720

Stock issued for cash	-	52,778	-	-	525	-	-	-	525

Stock issued as compensation	46,642	-	-	-	702	(87)	-	-	615

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,120)	-	(1,120)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(549)	-	(549)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(1,758)	-	(1,758)

Net loss attributable to common stockholders, March 31, 2025	-	-	-	-	-	-	-	(669)	(669)

Ending Balance, March 31, 2025	30,989,991	580,558	$31	$1	$540,353	$(1,676)	$26,473	$(5,418)	$559,764

Offering costs	-	-	-	-	(3)	-	-	-	(3)

Contributions from noncontrolling interest	-	-	-	-	-	-	88	-	88

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(2,249)	-	(2,249)

Net loss attributable to common stockholders, June 30, 2025	-	-	-	-	-	-	-	(2,320)	(2,320)

Ending Balance, June 30, 2025	30,989,991	580,558	$31	$1	$540,350	$(1,676)	$24,312	$(7,738)	$555,280

Contributions from noncontrolling interest	-	-	-	-	-	-	58	-	58

Distributions to noncontrolling interests	-	-	-	-	-	-	(3,054)	-	(3,054)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(1,768)	-	(1,768)

Net loss attributable to common stockholders, September 30, 2025	-	-	-	-	-	-	-	(2,588)	(2,588)

Ending Balance, September 30, 2025	30,989,991	580,558	$31	$1	$540,350	$(1,676)	$19,548	$(10,326)	$547,928

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Continued)

Unaudited

(in thousands, except share data)

	No. of shares
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interest	Retained Earnings (Accumulated Deficit)	Total

Beginning Balance, December 31, 2025	31,019,355	580,558	$31	$1	$540,710	$(7,429)	$19,936	$(17,176)	$536,073

Treasury stock purchased	-	-	-	-	-	(4,808)	-	-	(4,808)

Stock issued as compensation	4,061	-	-	-	50	(9)	-	-	41

Distributions to noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	(1,909)	-	(1,909)

Distributions to noncontrolling interests, 24th Street Asset Management	-	-	-	-	-	-	(3,672)	-	(3,672)

Distributions to minority owners	-	-	-	-	-	-	(1)	-	(1)

Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(407)	-	(407)

Net loss attributable to common stockholders, March 31, 2026	-	-	-	-	-	-	-	(2,149)	(2,149)

Ending Balance, March 31, 2026	31,023,416	580,558	$31	$1	$540,760	$(12,246)	$13,947	$(19,325)	$523,168

Contributions from noncontrolling interests, Build for Rent subsidiary	-	-	-	-	-	-	40	-	40

Distributions to minority owners	-	-	-	-	-	-	(4)	-	(4)

Treasury stock purchased	-	-	-	-	-	(5,757)	-	-	(5,757)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(554)	-	(554)

Net loss attributable to common stockholders, June 30, 2026	-	-	-	-	-	-	-	(1,612)	(1,612)

Ending Balance, June 30, 2026	31,023,416	580,558	$31	$1	$540,760	$(18,003)	$13,429	$(20,937)	$515,281

Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	-

Stock issued as compensation	31,512	-	-	-	432	-	-	-	432

Treasury stock purchased	-	-	-	-	-	(6,359)	-	-	(6,359)

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(3,830)	-	(3,830)

Net loss attributable to common stockholders, September 30, 2026	-	-	-	-	-	-	-	(192)	(192)

Ending Balance, September 30, 2026	31,054,928	580,558	$31	$1	$541,192	$(24,362)	$9,599	$(21,129)	$505,332

 See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands, except share data)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities from Continuing Operations:
Net Loss from Continuing Operations, net of tax	$(8,949)	$(11,332)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of right of use assets	4,083	4,050
Depreciation, amortization, and accretion	19,336	18,227
Income Taxes	(1,370)	(1,745)
(Gain) loss on disposition of assets	(58)	27
Bad debt expense	157	233
Equity in income of unconsolidated affiliates	(523)	(3,256)
Other investment loss	7,568	13,238
Compensation paid in stock	482	702
Other	121	61
Changes in operating assets and liabilities:
Accounts receivable	(563)	(379)
Prepaid expense	(28)	299
Other assets	57	-
Other liabilities, exclusive of debt	-	(57)
Accounts payable and accrued expenses	1,016	(3,019)
Lease liabilities	(4,647)	(4,204)
Deferred revenue	(84)	142

Net Cash Provided by Operating Activities from Continuing Operations	16,598	12,987

Cash Flows from Investing Activities from Continuing Operations:
Capital expenditures	(16,991)	(19,583)
Payments on short-term payables for business acquisitions	(15)	(15)
Proceeds from sales of investments	115,182	133,686
Purchases of investments	(95,704)	(122,652)
Capital contributions to discontinued operations	-	(200)
Capital distributions from discontinued operations	563	-

Net Cash Provided by (Used in) Investing Activities from Continuing Operations	3,035	(8,764)

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION

and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(in thousands, except share data)

	For the Nine Months Ended
	September 30,
	2026	2025

Cash Flows from Financing Activities from Continuing Operations:
Proceeds from the issuance of stock	$-	$525
Stock repurchased	(16,933)	(87)
Proceeds from long term credit facility	-	7,500
Principal payments of long-term debt	(1,786)	(1,743)
Distributions to noncontrolling interests	(5,587)	(4,723)
Contributions from noncontrolling interests	40	145
Offering costs	-	(3)

Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(24,266)	1,614

Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash from Continuing Operations	(4,633)	5,837

Cash Flows from Discontinued Operations:
Net Income (Loss) from Discontinued Operations	207	(21)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Net cash used in operating activities from discontinued operations	(2,759)	(915)
Net cash (used in) provided by investing activities from discontinued operations	(100)	6,286
Net cash (used in) provided by financing activities from discontinued operations	(3,914)	3,845
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash from Discontinued Operations	(6,566)	9,195

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	46,714	41,197

Cash, Cash Equivalents, and Restricted Cash, End of Period	$35,515	$56,229

Interest Paid in Cash	$1,819	$1,771
Income Taxes Paid in Cash	$59	$21

See accompanying notes to the unaudited condensed consolidated financial statements.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

In September 2015, we established an insurance subsidiary, General Indemnity Group, LLC, which we refer to as “GIG.” On April 20, 2016, we completed an acquisition of a surety bond brokerage business. On December 7, 2016, we acquired a fidelity and surety bond insurance company. From 2017 through 2025, we completed four additional acquisitions of surety brokerage businesses. On May 18, 2026,  Boston Omaha and CopperPoint Insurance Company, an Arizona insurance company (“CopperPoint”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Securities Purchase Agreement, CopperPoint would acquire 100% of the equity interests in GIG. The transaction is structured as an all-cash transaction with a purchase price of approximately $84.3 million. Approximately 93% of the net sale proceeds will be distributed to Boston Omaha, with the remaining net sale proceeds payable to GIG’s senior management.  The purchase price is payable at the closing of the transaction, less expenses of the transaction, including investment banking fees, professional fees, and other costs of the transaction. A portion of the purchase price will be held in escrow for a period of two years from the closing of the transaction in accordance with the terms of an escrow agreement to be signed at closing (the "Escrow Agreement").  CopperPoint's  recourse against the sellers for post-closing indemnification claims is capped under the Securities Purchase Agreement at $5.3 million, subject to customary exceptions. There is no financing contingency. The sale closed on October 23, 2026, subsequent to quarter end. See Note 16. Subsequent Events for further information.

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

For the Nine Months Ended September 30, 2026 and 2025

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

Total assets of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $15 million and $32 million as of  September 30, 2026 and December 31, 2025, respectively. Total liabilities of the consolidated VIEs included within our Condensed Consolidated Balance Sheets were approximately $42 thousand and $2 thousand as of  September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $13.8 million and $24.3 million, respectively. During the first three quarters of 2026, the 24th Street Funds’ and BFR's investments in special purpose entities recognized other investment loss of approximately $6.2 million and made distributions to the funds of approximately $4.2 million. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE.

Our consolidated subsidiaries at  September 30, 2026 include:

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

For the Nine Months Ended September 30, 2026 and 2025

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

For the Nine Months Ended September 30, 2026 and 2025

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

In  December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies certain aspects of interim reporting guidance, including the application of existing recognition and disclosure requirements in interim periods. The amendments are intended to improve the consistency and clarity of interim reporting practices. The amendments in ASU 2025-11 are effective for fiscal years beginning after  December 15, 2027. We are currently reviewing this guidance and its impact on our condensed consolidated financial statements.

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

For the Nine Months Ended September 30, 2026 and 2025

NOTE 3.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the Condensed Consolidated Balance Sheets that agrees to the total of those amounts as presented in the Condensed Consolidated Statements of Cash Flows.

	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$13,347	$16,056
Cash held by BOAM funds and other	1,074	2,999
Cash and cash equivalents held by Discontinued Operations	10,535	13,749
Funds held as collateral assets held by Discontinued Operations	10,559	13,910

Total Cash, Cash Equivalents, and Restricted Cash as Presented in the Condensed Consolidated Statements of Cash Flows	$35,515	$46,714

NOTE 4.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30,	December 31,
	2026	2025

Trade accounts	$5,256	$5,320
Other	452	4,405
Allowance for credit losses	(125)	(143)

Total Accounts Receivable, net	$5,583	$9,582

NOTE 5.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2026	2025

Structures and displays	$70,129	$68,996
Fiber, towers, and broadband equipment	167,223	151,933
Land	622	599
Vehicles and equipment	11,707	11,493
Office furniture and equipment	4,955	4,857
Accumulated depreciation	(78,988)	(65,603)

Total Property and Equipment, net	$175,648	$172,275

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $13.6 million and $12.4 million, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 6.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2026			December 31, 2025
		Accumulated			Accumulated
	Cost	Amortization	Balance	Cost	Amortization	Balance

Customer relationships	$68,185	$(44,924)	$23,261	$68,153	$(40,899)	$27,254
Permits, licenses, and lease acquisition costs	11,325	(8,242)	3,083	11,226	(7,467)	3,759
Site location	849	(519)	330	849	(477)	372
Technology	990	(643)	347	990	(569)	421
Trade names and trademarks	10,180	(2,506)	7,674	10,180	(2,125)	8,055
Nonsolicitation agreement	325	(325)	-	325	(313)	12
Capitalized contract costs	3,447	(1,190)	2,257	3,408	(931)	2,477
Indefinite lived intangibles	8,495	-	8,495	7,792	-	7,792

Total	$103,796	$(58,349)	$45,447	$102,923	$(52,781)	$50,142

Future Amortization

The future amortization associated with the intangible assets is as follows:

	September 30,
	2027	2028	2029	2030	2031	Thereafter	Total

Customer relationships	$5,363	$5,160	$3,387	$3,078	$2,607	$3,666	$23,261
Permits, licenses, and lease acquisition costs	1,030	936	261	170	134	552	3,083
Site location	57	57	57	56	56	47	330
Technology	99	99	99	50	-	-	347
Trade names and trademarks	509	509	509	509	509	5,129	7,674
Nonsolicitation agreement	-	-	-	-	-	-	-
Capitalized contract costs	345	345	345	345	344	533	2,257

Total	$7,403	$7,106	$4,658	$4,208	$3,650	$9,927	$36,952

Amortization expense for the nine months ended September 30, 2026 and 2025 was $5.6 million and $5.7 million, respectively.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 6.     INTANGIBLE ASSETS (Continued)

As of  September 30, 2026, the weighted average amortization period, in months, for intangible assets is as follows:

Customer relationships	52
Permits, licenses, and lease acquisition costs	35
Site location	70
Technology	42
Trade names and trademarks	181
Capitalized contract costs	79

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

	September 30,	December 31,
	2026	2025

Common stock warrants of Sky Harbour Group Corporation	1,312	4,988

Total	$1,312	$4,988

Our marketable equity securities are publicly traded stocks measured at fair value using quoted prices for identical assets in active markets and classified as Level 1 within the fair value hierarchy. Marketable equity securities as of  September 30, 2026 and  December 31, 2025 are as follows:

Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Marketable equity securities, September 30, 2026	$209	$7	$216

Marketable equity securities, December 31, 2025	$-	$-	$-

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

Debt securities classified as trading as of  September 30, 2026 and December 31, 2025 are as follows:

		Gross
		Unrealized	Fair
	Cost	Gain (Loss)	Value

U.S. Treasury trading securities, September 30, 2026	$16,137	$43	$16,180

U.S. Treasury trading securities, December 31, 2025	$20,612	$58	$20,670

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

	September 30,	December 31,
	2026	2025

Investments in special purpose entities	$13,804	$24,258
Voting preferred stock of MyBundle.TV Inc.	3,000	3,000
Voting common stock of CB&T Holding Corporation	19,058	19,058

Total	$35,862	$46,316

We reviewed our investments as of September 30, 2026 and December 31, 2025 and concluded that no impairment to the carrying value was required.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

On  November 2, 2023, Sky Harbour entered into a securities purchase agreement with certain investors, pursuant to which Sky Harbour agreed to sell and issue to the Investors at an initial closing an aggregate of 6,586,154 shares of Sky Harbour's Class A common stock, par value $0.0001 per share and accompanying warrants to purchase up to an aggregate of 1,141,600 shares of Class A Common Stock, for an aggregate purchase price of approximately $42.8 million. On November 29, 2023, Sky Harbour sold and issued to the Investors an aggregate of 2,307,692 PIPE shares of Sky Harbour's Class A common stock, par value $0.0001 per share and accompanying PIPE warrants to purchase an aggregate of 400,000 shares of Class A Common Stock for an aggregate purchase price of $15 million. Together with the first closing on November 2, 2023, the aggregate PIPE financing through the Purchase Agreement totaled $57.8 million. In connection with Sky Harbour's financing transactions occurring in November 2023, we recorded a dilution loss of approximately $2.2 million within ‘Equity in income of unconsolidated affiliates’ to reflect the decrease in our ownership of Sky Harbour's net assets.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

On August 10, 2026, Sky Harbour entered into a Stock Purchase Agreement with certain investors, pursuant to which Sky Harbour agreed to sell an aggregate of 4,000,000 shares of its Class A common stock for aggregate gross proceeds of $40.0 million from the offering, at a sale price of $10 per share. As part of the August 10 Stock Purchase Agreement, Boston Omaha agreed to sell 360,000 shares of its Sky Harbour Class A stock in a Private Secondary Transaction. On August 21, 2026, Sky Harbour entered into a Stock Purchase Agreement with certain investors, pursuant to which Sky Harbour agreed to sell an aggregate of 1,000,000 shares of its Class A common stock for aggregate gross proceeds of $10 million from the offering, at a sale price of $10 per share. In connection with Sky Harbour's financing transactions occurring during the third quarter of fiscal 2026, we recorded a dilution gain of approximately $2.6 million within ‘Equity in income of unconsolidated affiliates’ to reflect the change in our ownership of Sky Harbour's net assets, and a $1.4 million gain within ‘Other investment loss’ on the sale of the 360,000 Sky Harbour Class A shares.

During the year ended  December 31, 2025, we sold 730,095 shares of Sky Harbour Class A common stock for total proceeds of approximately $8.2 million. During the nine months ended September 30, 2026, we sold 691,500 shares of Sky Harbour Class A common stock for total proceeds of approximately $6.6 million.

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of shares and warrants we hold relative to the average trading volume of these securities, which may prevent us from selling shares as we retain control over the election of one seat on Sky Harbour’s Board of Directors. The terms of the Sky Harbour business combination prohibited us from selling any of our securities in Sky Harbour prior to January 25, 2023, and have since expired. The carrying value of our investment in Sky Harbour’s Class A common stock as of  September 30, 2026 is approximately $70.3 million. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  September 30, 2026 and December 31, 2025, it would be valued at approximately $104 million and $105 million, respectively.

The following table is a reconciliation of our investments in equity affiliates as presented in investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets, together with combined summarized financial data related to the unconsolidated affiliates:

	September 30,	December 31,
	2026	2025

Beginning of period	$74,817	$72,436
Distributions received	(124)	(60)
Sale of interest	(4,235)	(4,104)
Equity in income of unconsolidated affiliates	523	6,545

End of period	$70,981	$74,817

Combined summarized financial data for these affiliates is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$12,089	$8,879	$34,428	$23,492
Gross profit	10,894	7,787	30,688	20,616
Net loss from operations	(6,127)	(7,822)	(19,367)	(21,703)
Net (loss) income	$(2,630)	$(4,650)	$(15,221)	$1,043

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

At September 30, 2026 and December 31, 2025, our financial instruments included cash, cash equivalents, receivables, marketable securities, investments, accounts payable, and long-term debt. The carrying value of cash, cash equivalents, receivables, and accounts payable approximates fair value due to the short-term nature of the instruments (Level 1 in the fair value hierarchy). The carrying value of borrowings under our billboard revolving line of credit facility as well as our broadband term loan facility approximates fair value because of the variable market interest rate charged to us for these borrowings (Level 1 in the fair value hierarchy). The fair value of borrowings under our billboard term loan facilities is estimated using quoted prices for similar debt (Level 2 in the fair value hierarchy). At  September 30, 2026, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24.2 million, which is less than the approximate carrying amount of $25 million. At  December 31, 2025, the estimated fair value of our billboard term loan borrowings included within long-term debt was $24.7 million, which was less than the approximate carrying amount of $25.7 million.

Warrants

Our private placement warrants related to Sky Harbour are considered Level 2 and measured at fair value using observable inputs for similar assets in an active market. Our re-measurement of the private placement warrants from January 1, 2026 to  September 30, 2026 and  January 1, 2025 to September 30, 2025, resulted in a loss of approximately $3.7 million and a loss of $10.9 million, respectively, which are included in "Other investment income (loss)" within our Condensed Consolidated Statements of Operations.

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

As of September 30, 2026 and December 31, 2025, the estimated aggregate fair value of the 24th Street Funds’ and BFR's investments in special purpose entities was approximately $13.8 million and $24.3 million, respectively.

Marketable Equity Securities

On an investment life-to-date basis, we have realized net gains on the sale of equity securities within the marketable equity portfolio held at Boston Omaha of approximately $84 million. These amounts exclude any realized gains on equity securities held within the marketable equity portfolio managed by UCS.

Sky Harbour Group Corporation Class A common stock

We account for our 13.44% equity interest in Sky Harbour, comprised of 10,979,994 shares of Class A common stock, under the equity method. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  September 30, 2026, it would be valued at approximately $104 million. As of  December 31, 2025, our equity interest in Sky Harbour was 15.3% and was comprised of 11,671,494 shares of Class A common stock. If our investment in Sky Harbour’s Class A common stock was accounted for at fair value based on its quoted market price as of  December 31, 2025, it would be valued at approximately $105 million.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 8.     FAIR VALUE (Continued)

Marketable Equity Securities and U.S. Treasury Trading Securities

Marketable equity securities and U.S. Treasury trading securities are reported at fair values. Substantially all of the fair value is determined using observed prices of publicly traded securities, Level 1 in the fair value hierarchy.

	Total Carrying Amount in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets	Realized Gains and (Losses) Included in Current Period Earnings (Loss)	Total Changes in Fair Values Included in Current Period Earnings (Loss)

Marketable equity securities and U.S. Treasury trading securities at September 30, 2026	$16,396	$16,396	$-	$50

Marketable equity securities and U.S. Treasury trading securities at December 31, 2025	$20,670	$20,670	$137	$(78)

NOTE 9.     ASSET RETIREMENT OBLIGATIONS

Our asset retirement obligations include the costs associated with the removal of structures, resurfacing of the land and retirement cost, if applicable, related to our outdoor advertising and broadband assets. The following table reflects information related to our asset retirement obligations:

Balance, December 31, 2025	$4,231
Additions	-
Liabilities settled	-
Accretion expense	163

Balance, September 30, 2026	$4,394

NOTE 10.     CAPITAL STOCK

On April 25, 2022, we filed a new shelf registration statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the offering of Class A common stock, preferred stock, par value $0.001 per share, which we refer to as “preferred stock,” debt securities and warrants of the Company for up to $500 million (the "2022 Shelf Registration Statement"). Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,039 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling shareholders are the Massachusetts Institute of Technology, or “MIT,” as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia Group, LLC ("Magnolia") and Boulderado Partners, LLC ("Boulderado") and their affiliates. All of the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, the remaining 522,231 shares of our Class A common stock not repurchased are available for resale under that registration statement. As of  September 30, 2026, based upon filings by these shareholders with the SEC, and as it relates to shares held by Mr. Peterson, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock. This assumes that MIT continues to own all shares reflected in its Schedule 13G/A filing with the SEC on January 20, 2026. The 2022 Shelf Registration Statement expired in May 2025.

On July 23, 2024, the Board approved and authorized a share repurchase program (the “2024 Share Repurchase Program”), pursuant to which the Company could repurchase up to $20 million of its Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2024 Share Repurchase Program went into effect on or about August 15, 2024, following the release of the quarterly report on Form 10-Q for the quarter ended June 30, 2024 and terminated on September 30, 2025. On November 14, 2025, the Board approved and authorized a share repurchase program (the “2025 Share Repurchase Program”), pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November 18, 2025. The actual timing, number, and value of shares repurchased under the 2025 Share Repurchase Program will depend on a number of factors, including constraints specified in applicable SEC regulations, price, general business and market conditions, and alternative investment opportunities. Pursuant to the 2025 Share Repurchase Program, the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. During 2024, we repurchased 111,323 shares of our Class A common stock for a total cost of approximately $1.6 million under the 2024 Share Repurchase Program. We did not repurchase any shares in 2025 under the 2024 Share Repurchase Program due to numerous blackout periods during the first nine months of 2025. During the year ended  December 31, 2025, we repurchased 444,753 shares of our Class A common stock for a total cost of approximately $5.8 million under the 2025 Share Repurchase Program. During the nine months ended September 30, 2026, we repurchased 1,283,875 shares under the 2025 Share Repurchase Program at a total cost of approximately $16.9 million.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 10.     CAPITAL STOCK (Continued)

On September 10, 2026, the Board approved and authorized a new share repurchase program (the "Share Repurchase Program"), pursuant to which the Company intends to repurchase up to $30 million of its Class A common stock. The Share Repurchase Program became effective on November 1, 2026 and replaces the prior share repurchase program established in 2025.

As of  March 31, 2025, there were 784 outstanding warrants for our Class A common stock. These warrants expired in  June of 2025. As a result, there were no outstanding warrants for our Class A common stock as of September 30, 2026.

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

For the Nine Months Ended September 30, 2026 and 2025

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

As of September 30, 2026, Link has borrowed $30 million through the Term Loan under the Credit Facility. Principal amounts under the Term Loan are payable in monthly installments according to a 25-year amortization schedule. Principal payments commenced on July 1, 2020 for amounts previously borrowed under Term Loan 1 and October 1, 2020 for amounts previously borrowed under Term Loan 2. The Term Loan is payable in full on December 6, 2028.

The revolving line of credit loan facility has a $15 million maximum availability. Interest payments are based on the 30-day U.S. Prime Rate minus an applicable margin ranging between 0.65% and 1.15% dependent on Link’s consolidated leverage ratio.

Long-term debt included within our Condensed Consolidated Balance Sheets as of September 30, 2026 consists of Term Loan borrowings of approximately $25 million, of which approximately $0.9 million is classified as current. As of September 30, 2026, there was $9.1 million outstanding related to the revolving line of credit, which is included within long-term debt in our Condensed Consolidated Balance Sheets.

During the term of the Credit Facility, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending  December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending  December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of September 30, 2026.

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

The aggregate minimum principal payments required under the term loan as of September 30, 2026 were as follows: $914 thousand in 2026, $949 thousand in 2027, and $23.1 million in 2028.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1 million. Each term loan is due five years following the borrowing date of such term loan. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There was a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment. As of September 30, 2026, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030.

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

The BOB Credit Agreements include representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants, and events of default customary for financings of this type. Upon the occurrence of an event of default, the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the loan will automatically accelerate. All assets of the Borrowers, their Subsidiaries and BOB are secured by the grant of a security interest in substantially all their assets to the Lender. BOB was in compliance with these covenants as of September 30, 2026.

As of September 30, 2026, there was approximately $12.9 million outstanding under the BOB Credit Agreements, of which approximately $1.5 million is classified as current. The aggregate minimum principal payments required under the BOB Credit Agreements as of September 30, 2026 were as follows: $1.5 million in 2026, $1.5 million in 2027, $1.5 million in 2028, $1.5 million in 2029, and approximately $6.9 million thereafter.

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

Under the terms of the Loan and Grant Agreement, the loan (the "ReConnect Loan") will be in the form of long-term debt available as requested by BOB in multiple drawdowns over a period not to exceed five years from the date of the award, with plans to use such funds to deploy fiber to approximately 3,000 locations within FIF Utah's surrounding qualifying markets. The loan portion is a 22-year term loan (the "Promissory Note") secured by certain collateral of FIF Utah under the applicable U.S. Treasury rate then in effect at the time of drawdown and subject to customary events of default and remedies. Interest and principal payments are deferred for a period of three years from the specific drawdown with accrued interest amortized over the remaining terms of the loan. The Company, as the ultimate parent of FIF Utah, has unconditionally guaranteed any sums due under the ReConnect Loan and the ReConnect Program (the "ReConnect Guarantee"). Each of the Loan and Grant Agreement and the ReConnect Guarantee contain customary representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings under the ReConnect Program. Upon the occurrence of an event of default, the lender may accelerate all sums due under the ReConnect Loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the ReConnect Loan will automatically accelerate. The foregoing summary of each of the Loan and Grant Agreement, the ReConnect Promissory Note and the Guarantee Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions as set forth in the Loan and Grant Agreement, the Promissory Note, and the Guarantee Agreement, copies of which are attached as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3, respectively, to our Form 10-Q as filed with the SEC on August 13, 2026. As of September 30, 2026, FIF Utah had not borrowed any sums due under the ReConnect Loan.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

Operating Lease Cost

Operating lease cost is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025	Statement of Operations Classification

Lease cost	$2,094	$2,108	$6,366	$6,323	Cost of billboard revenues, cost of broadband revenues and general and administrative
Variable and short-term lease cost	633	753	1,620	2,310	Cost of billboard revenues, cost of broadband revenues and general and administrative

Total Lease Cost	$2,727	$2,861	$7,986	$8,633

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Cash payments for operating leases	$2,097	$2,058	$6,605	$6,515
New operating lease assets obtained in exchange for operating lease liabilities	$475	327	$2,101	1,232

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 12.      LEASES (Continued)

Operating Lease Assets and Liabilities

	September 30, 2026	December 31, 2025	Balance Sheet Classification

Lease assets	$52,842	$56,051	Other Assets: Right of use assets

Current lease liabilities	$4,706	$5,110	Current Liabilities: Lease liabilities
Noncurrent lease liabilities	48,311	51,975	Long-term Liabilities: Lease liabilities

Total Lease Liabilities	$53,017	$57,085

Maturity of Operating Lease Liabilities

September 30, 2026

2027	$8,168
2028	7,787
2029	7,153
2030	6,438
2031	5,520
Thereafter	47,472

Total lease payments	82,538
Less imputed interest	(29,521)

Present Value of Lease Liabilities	$53,017

As of September 30, 2026, our operating leases have a weighted-average remaining lease term of 15.68 years and a weighted-average discount rate of 5.47%.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

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

Resources are allocated and performance is assessed by our CEO, whom we have determined to be our Chief Operating Decision Maker (CODM). The CODM evaluates the performance of our segments and allocates resources to them based on segment income (loss) from operations.

The cost and expense information provided below is based on the information regularly provided to the CODM. Given the diversity of our operating segments and the differences in revenue streams and cost structures, certain expenses are not significant for certain segments.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS (Continued)

Three Months Ended September 30, 2026	LMH	BOB	BOAM	Segments Total

Operating Revenues	$12,076	$10,101	$1	$22,178

Significant Expenses
Cost of revenues	3,848	2,618	-	6,466
Employee costs	2,221	3,278	-	5,499
Professional fees	47	90	73	210
General and administrative	1,025	1,725	1	2,751
Depreciation	1,375	3,275	-	4,650
Amortization	974	898	-	1,872
Other segment items (a)	135	25	-	160
Segment Income (Loss) from Operations	2,451	(1,808)	(73)	570

Unallocated corporate expenses				(1,567)
Interest expense				(602)
Interest and dividend income				230
Equity in income of unconsolidated affiliates				2,618
Other investment loss				(5,857)
Consolidated Loss Before Income Taxes				$(4,608)

Additional segment data follows:
	LMH	BOB	BOAM	Corporate/Unallocated	Total Consolidated
Interest expense	$(386)	$(216)	$-	$-	$(602)
Interest and dividend income	52	10	4	164	230
Equity in income of unconsolidated affiliates	-	-	-	2,618	2,618
Other investment loss	-	-	(5,029)	(828)	(5,857)
Capital expenditures	$701	$4,511	$-	$-	$5,212

Three Months Ended September 30, 2025	LMH	BOB	BOAM	Segments Total

Operating Revenues	$11,788	$10,151	$5	$21,944

Significant Expenses
Cost of revenues	3,782	2,440	-	6,222
Employee costs	2,140	3,571	-	5,711
Professional fees	71	97	174	342
General and administrative	1,011	1,727	128	2,866
Depreciation	1,350	2,899	-	4,249
Amortization	977	897	-	1,874
Other segment items (a)	69	(35)	-	34
Segment Income (Loss) from Operations	2,388	(1,445)	(297)	646

Unallocated corporate expenses				(1,335)
Interest expense				(650)
Interest and dividend income				347
Equity in loss of unconsolidated affiliates				(577)
Other investment loss				(3,344)
Consolidated Loss Before Income Taxes				$(4,913)

Additional segment data follows:
	LMH	BOB	BOAM	Corporate/Unallocated	Total Consolidated
Interest expense	$(417)	$(233)	$-	$-	$(650)
Interest and dividend income	47	16	7	277	347
Equity in loss of unconsolidated affiliates	-	-	-	(577)	(577)
Other investment loss	-	-	(1,975)	(1,369)	(3,344)
Capital expenditures	$787	$4,638	$-	$-	$5,425

(a) Other segment items for each reportable segment include: accretion and (gain) loss on disposition of assets

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS (Continued)

Nine Months Ended September 30, 2026	LMH	BOB	BOAM	Segments Total

Operating Revenues	$34,772	$31,328	$2	$66,102

Significant Expenses
Cost of revenues	10,871	7,847	-	18,718
Employee costs	6,672	9,871	-	16,543
Professional fees	243	349	397	989
General and administrative	3,091	5,243	62	8,396
Depreciation	4,058	9,493	-	13,551
Amortization	2,889	2,679	-	5,568
Other segment items (a)	16	89	-	105
Segment Income (Loss) from Operations	6,932	(4,243)	(457)	2,232

Unallocated corporate expenses				$(4,388)
Interest expense				(1,818)
Interest and dividend income				759
Equity in income of unconsolidated affiliates				523
Other investment loss				(7,568)
Consolidated Loss Before Income Taxes				$(10,260)

Additional segment data follows:
	LMH	BOB	BOAM	Corporate/Unallocated	Total Consolidated
Interest expense	$(1,154)	$(664)	$-	$-	$(1,818)
Interest and dividend income	144	43	14	558	759
Equity in income of unconsolidated affiliates	-	-	-	523	523
Other investment loss	-	-	(6,249)	(1,319)	(7,568)
Capital expenditures	$2,298	$14,693	$-	$-	$16,991

Nine Months Ended September 30, 2025	LMH	BOB	BOAM	Segments Total

Operating Revenues	$33,993	$30,705	$22	$64,720

Significant Expenses
Cost of revenues	11,329	7,129	-	18,458
Employee costs	6,503	10,907	-	17,410
Professional fees	196	375	572	1,143
General and administrative	3,059	5,049	163	8,271
Depreciation	3,964	8,316	-	12,280
Amortization	2,910	2,667	-	5,577
Other segment items (a)	152	38	-	190
Segment Income (Loss) from Operations	5,880	(3,776)	(713)	1,391

Unallocated corporate expenses				(3,614)
Interest expense				(1,765)
Interest and dividend income				892
Equity in income of unconsolidated affiliates				3,256
Other investment loss				(13,238)
Consolidated Loss Before Income Taxes				$(13,078)

Additional segment data follows:
	LMH	BOB	BOAM	Corporate/Unallocated	Total Consolidated
Interest expense	$(1,261)	$(504)	$-	$-	$(1,765)
Interest and dividend income	138	62	23	669	892
Equity in income of unconsolidated affiliates	-	-	-	3,256	3,256
Other investment loss	-	-	(6,635)	(6,603)	(13,238)
Capital expenditures	$2,139	$17,445	$-	$-	$19,584

(a) Other segment items for each reportable segment include: accretion and (gain) loss on disposition of assets

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 13.     INDUSTRY SEGMENTS (Continued)

					Total
As of September 30, 2026	LMH	BOB	BOAM	Corporate/Unallocated	Consolidated

Accounts receivable, net	$4,347	$920	$301	$15	$5,583
Goodwill	130,904	39,614	537	-	171,055
Total assets from continuing operations	246,906	211,633	18,715	115,005	592,259

					Total
As of December 31, 2025	LMH	BOB	BOAM	Corporate/Unallocated	Consolidated

Accounts receivable, net	$4,121	$751	$4,695	$15	$9,582
Goodwill	130,904	39,614	537	-	171,055
Total assets from continuing operations	252,802	211,435	35,489	128,519	628,245

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 14.     DISCONTINUED OPERATIONS

On May 18, 2026, the Company entered into a Securities Purchase Agreement with CopperPoint Insurance Company under which CopperPoint will acquire 100% of the equity interests in GIG for approximately $84.3 million. The Company classified the results of operations and cash flows of GIG as discontinued operations in its Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented. The Company classified the assets and liabilities of GIG as held for sale in the Condensed Consolidated Balance Sheet. Additionally, beginning June 30, 2026, the Company ceased recording depreciation and amortization for GIG's property and equipment, finite-lived intangible assets, and operating lease ROU assets. The sale closed on October 23, 2026, subsequent to quarter end. See Note 16. Subsequent Events for further information.

The following table represents the major classes of assets and liabilities of discontinued operations as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$9,994	$12,568
Cash held by BOAM funds and other	541	1,181
Accounts receivable, net	7,580	6,440
Short-term investments	31,047	23,198
Marketable equity securities	-	868
Funds held as collateral assets	10,559	13,910
Prepaid expense and other current assets	2,095	3,299
Property and equipment, net	263	329
Goodwill	11,325	11,325
Intangible assets, net	1,138	1,217
Investments	-	5,118
Deferred policy acquisition costs	3,175	2,945
Right of use assets	2,133	2,376
Other	53	54
Total assets held for sale	$79,903	$84,828

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable and accrued expenses	$4,135	$5,868
Lease liabilities	2,450	2,569
Funds held as collateral	10,559	13,910
Unpaid losses and loss adjustment expenses	7,379	6,539
Unearned premiums	13,345	13,577
Deferred revenue	70	120
Deferred tax liability	2,751	2,676
Total liabilities held for sale	$40,689	$45,259

Assets held for sale include short-term investments of $31 million. Short-term investments consist of U.S. Treasury securities held by UCS, which are classified as held to maturity, mature in less than twelve months, and are reported at amortized cost which approximates fair value.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 14.     DISCONTINUED OPERATIONS (Continued)

The following table presents the major components of discontinued operations in the Company's Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Major classes of line items constituting income (loss) of discontinued operations before provision for income taxes:
Premiums earned	$6,257	$5,637	$17,970	$16,766
Insurance commissions	725	629	2,116	1,657
Investment and other income	437	524	1,290	1,526
Cost of insurance revenues (exclusive of depreciation and amortization)	3,625	3,494	11,764	9,907
Employee costs	2,505	2,291	7,523	7,075
Professional fees	112	479	452	696
General and administrative	672	808	2,179	2,460
Depreciation and amortization	(3)	82	146	259

Net Income (Loss) from Discontinued Operations before Other Income (Expense) and Income Taxes	508	(364)	(688)	(448)

Other Income (Expense):
Other investment income	13	111	970	432

Net Income (Loss) Before Income Taxes	521	(253)	282	(16)
Income tax (provision) benefit	(129)	54	(75)	(5)

Net Income (Loss) from Discontinued Operations	$392	$(199)	$207	$(21)

We recorded expenses related to the sale of GIG of approximately $308 thousand for the nine months ended September 30, 2026, and $678 thousand during the year ended December 31, 2025. During 2026 and 2025, these charges were recorded in professional fees, and consisted primarily of legal and professional fees.

Premiums ceded of approximately $3.6 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively, are included within “Premiums earned” in the table of major components of discontinued operations.

BOSTON OMAHA CORPORATION
and SUBSIDIARIES

Notes to Condensed Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

NOTE 14.     DISCONTINUED OPERATIONS (Continued)

The following table provides a reconciliation of the beginning and ending reserve balances at UCS for losses and loss adjustment expenses (“LAE”) for the nine months ended September 30, 2026 and 2025.

	2026	2025
Gross reserves for unpaid losses and loss adjustment expenses, beginning of period	$6,539	$5,873
Less: reinsurance recoverable on unpaid losses	999	1,804
Net reserve for unpaid losses and loss adjustment expenses, beginning of period	5,540	4,069

Incurred losses and loss adjustment expenses:
Current year	5,244	5,015
Prior year	(90)	(634)
Total net losses and loss adjustment expenses incurred	5,154	4,381

Payments:
Current year	3,036	2,469
Prior year	1,330	1,213
Total payments	4,366	3,682

Net reserves for unpaid losses and loss adjustment expenses, end of period	6,328	4,768
Reinsurance recoverable on unpaid losses, net of allowance	1,051	3,154

Gross reserves for unpaid losses and loss adjustment expenses, end of period	$7,379	$7,922

For the nine months ended  September 30, 2026, and 2025, there was a favorable prior year loss development. Favorable and unfavorable prior year loss developments are the result of a re-estimation of amounts ultimately to be paid on prior year losses and loss adjustment expense. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

NOTE 15.     CUSTODIAL RISK

As of September 30, 2026, our continuing operations had approximately $10.9 million in excess of federally insured limits on deposit with financial institutions. Our discontinued operations had approximately $20.2 million in excess of federally insured limits on deposit with financial institutions.

NOTE 16.     SUBSEQUENT EVENTS

On October 23, 2026, the Company completed the previously announced sale of its insurance subsidiary, comprised of GIG and its wholly-owned subsidiaries, to CopperPoint. The Company received approximately $75.3 million in cash and expects to record a gain on sale from this transaction during the fourth quarter of 2026 of approximately $41.4 million. Boston Omaha will also receive up to approximately $4.9 million of the funds placed in escrow per the terms of the Escrow Agreement and payable to the Company at the end of the two-year anniversary of the closing of the transaction in October 2028.

On October 29, 2026, the Company paid off the outstanding balance of Link's $9.1 million revolving line of credit.

On November 11, 2026, the Board voted to increase the size of the Share Repurchase Program from $30 million to $85 million.

Subsequent to September 30, 2026, the Company repurchased 209,178 shares of its Class A common stock for a total cost of approximately $2.8 million.

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

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. IN ADDITION, OUR BUSINESS AND FUTURE RESULTS ARE SUBJECT TO A NUMBER OF OTHER FACTORS, INCLUDING THOSE FACTORS SET FORTH IN THE “risk factors” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2025, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) ON MARCH 30, 2026, and THE ADDITIONAL RISK FACTORS SET FORTH IN our quarterly reports on form 10-Q and reports on form 8-k filed after march 30, 2026, AND OUR SUBSEQUENT FILINGS WITH THE SEC.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2026 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect our financial condition, liquidity and operating and stock price performance.

Overview

We are currently engaged in outdoor billboard advertising, broadband services, and an asset management business. In addition, we hold minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars.

As discussed in Note 14. Discontinued Operations, on May 18, 2026, we announced that we had entered into an agreement with CopperPoint Insurance Company in which it will acquire 100% of the equity interests in GIG for approximately $84.3 million before closing expenses. The transaction closed on October 23, 2026. Unless otherwise noted, the discussion below relates to the Company's continuing operations.

Outdoor Billboard Advertising. In June 2015, we commenced our billboard business operations through acquisitions by Link, our wholly owned subsidiary, of smaller billboard companies located in the Southeastern United States and Wisconsin. During July and August 2018, we acquired the membership interest or assets of three larger billboard companies which increased our overall billboard count to approximately 2,900 billboards. In addition, we have made several billboard acquisitions on a smaller scale since that date. We believe that we are a leading outdoor billboard advertising company in the markets we serve in the Midwest. As of September 30, 2026, we operate approximately 3,900 billboards with approximately 7,500 advertising faces. One of our principal business objectives is to continue to acquire additional billboard assets through acquisitions of existing billboard businesses in the United States when they can be made at what we believe to be attractive prices relative to other opportunities generally available to us.

Broadband Services. In March 2020, we commenced our broadband services business with the acquisition of substantially all of the business assets of FibAire, a rural broadband internet provider that served over 8,000 customers in communities in southern Arizona with a high-speed fixed wireless internet service and is building an all fiber-to-the-home network in select Arizona markets. In December 2020, we acquired substantially all of the business assets of UBB, a broadband internet provider that provided high-speed internet to over 10,000 customers throughout Utah. In September 2021, we announced the launch of Fiber Fast Homes, LLC, which partners with builders, developers, and build for rent communities to build fiber-to-the-home infrastructure and provide fiber internet service to residents. In April 2022, we acquired substantially all of the business assets of InfoWest, which are fiber and fixed wireless internet service providers with over 20,000 customers throughout Southern and Central Utah, Northern Arizona, and Moapa Valley, Nevada. In addition, over the last few years, we have also acquired additional smaller broadband businesses located in Utah. As of September 30, 2026, we have approximately 49,700 broadband customers (22,800 fiber subscribers) and 53,400 fiber passings completed. We hope to continue to expand in Arizona, Florida, Nevada, Utah, and other locales. In June 2026, our FIF Utah LLC subsidiary received approval from the USDA ReConnect Program for a combination of grants and long-term debt totaling up to $23.0 million in the aggregate to fund the construction, improvement, and acquisition of facilities and equipment needed to provide high-speed broadband service in eligible rural areas in Utah.

Surety Insurance. In September 2015, we established an insurance subsidiary, GIG, designed to own and operate insurance businesses generally handling high volume, lower policy limit commercial lines of property and casualty insurance. In April 2016, our surety insurance business commenced with the acquisition of a surety insurance brokerage business with a national internet-based presence. In December 2016, we completed the acquisition of UCS, a surety insurance company, which at that time was licensed to issue surety bonds in only nine states. UCS now has licenses to operate in all 50 states and the District of Columbia. In addition, over the last several years, we have also acquired additional surety insurance brokerage businesses located in various regions of the United States. On May 18, 2026, we announced that we had entered into a securities purchase agreement with CopperPoint Insurance Company ("CopperPoint"). On October 23, 2026, the transaction was consummated and CopperPoint acquired 100% of the equity interests in GIG for a gross purchase price of approximately $84.3 million. We received net proceeds at closing of approximately $75.3 million, reflecting the gross sales price less transaction expenses, the $5.3 million escrow fund, certain sale bonuses, and equity interests held by GIG management. We will also receive approximately 93% of the $5.3 million placed in escrow per the terms of the escrow agreement and payable at the end of the two-year anniversary of the closing of the transaction. Immediately prior to the closing, GIG returned to Boston Omaha the 2,673,831 shares of Sky Harbour Class A common stock held by UCS and distributed to Boston Omaha the remaining $326,371 in cash received by GIG from the sale of its preferred stock position in Breezeway Homes, Inc. in January 2026.

Investments:

●

Since September 2015, we have made a series of investments in commercial real estate, a commercial real estate management business, brokerage and related services business, as well as an asset management business. We currently own 30% of Logic Real Estate Companies, LLC. On May 1, 2023, our BOAM subsidiary acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM for cash and BOC Class A common stock valued at approximately $5 million in the aggregate. Prior to the transaction, BOAM indirectly owned 48% of the membership interests of 24th Street. The consideration consisted of approximately $2.7 million in cash at closing, an additional $1.3 million in cash subject to holdback, and 45,644 shares of BOC Class A common stock (based on the average closing price of BOC Class A common stock for the 30 business day period ending two days before the closing date). The shares issued in the transaction are unregistered and have no registration rights. The purchase agreement also provides for certain payments based on performance to receive the holdback amount and certain other potential earnout payments. In addition, we have invested, through one of our subsidiaries, an aggregate of $6 million in the 24th Street Funds. These funds are managed by 24th Street and focus on opportunities within secured lending and direct investments in commercial real estate. As of September 30, 2026, the 24th Street Funds have a total of four real estate properties remaining under management.

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

●

In September 2021, through one of our subsidiaries, we invested $55 million directly into SHG and received Series B preferred units. Upon the successful consummation of the Sky Harbour business combination, this investment converted into 5,500,000 shares of Sky Harbour's Class A common stock based upon an assumed value of $10.00 per share. In December 2021, we agreed to provide Sky Harbour an additional $45 million through the purchase of 4,500,000 shares of Class A common stock upon the closing of the Sky Harbour business combination, which was consummated in January 2022. Through September 30, 2026, we have sold 1,707,037 shares of Sky Harbour Class A common stock for gross proceeds of approximately $17.8 million. As of September 30, 2026, we held 10,979,994 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

In 2021, we established the BFR Fund subsidiary within BOAM to operate a proposed build-for-rent business, focusing on developing, building, and managing single-family detached homes and/or townhomes for long-term rentals. We invested approximately $15 million of capital to finance the initial acquisitions for these projects and subsequently raised third-party capital to be invested alongside our capital. The BFR Fund acquired land parcels in Nevada with the initial plan to develop, construct, and operate build-for-rent communities. However, challenges in the market, including the increase in interest rates and the inability to achieve what we believe are appropriate risk-adjusted returns, have led us to pursue selling the BFR Fund's entitled land assets to public homebuilders. Consequently, we are winding down the BFR Fund earlier than originally targeted by returning the uninvested cash on hand to BFR Fund partners and, as we sell the BFR Fund's entitled land assets, returning that capital to BFR Fund partners as well. As of September 30, 2026, the BFR Fund has one real estate property remaining under management.

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

How We Generate Our Revenues and Evaluate Our Business

We currently generate revenues primarily through billboard advertising and related services, by providing high-speed broadband services, and asset management services. Revenue for outdoor advertising space rental is recognized on a straight-line basis over the term of the contract and advertising revenue is reported net of agency commissions. Payments received in advance of being earned are recorded as deferred revenue. In our broadband business, revenue is derived principally from internet services and is recognized on a straight-line basis over the term of the contract in the period the services are rendered. Revenue received or receivable in advance of the delivery of services is included in deferred revenue.

We measure and evaluate our segments based on segment income from operations. The use of segment income from operations is consistent with the chief operating decision maker’s assessment of segment performance.

In addition to segment income from operations, segment adjusted EBITDA is an important non-GAAP financial measure that is used by management in the monthly analysis of our operating results and in preparation of our annual budgets. We believe that segment adjusted EBITDA provides useful information to investors. We believe that investors’ understanding of our performance is enhanced by disclosing this performance measure as this presentation allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our subsidiary businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition. Segment adjusted EBITDA is a non-GAAP financial measure and should be considered supplemental to, and not a substitute for, segment income from operations.

We define segment adjusted EBITDA as segment income (loss) from operations before depreciation, amortization, accretion, and gain or loss on disposition of assets.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following is a comparison of our results of operations for the three months ended September 30, 2026, which we refer to as the “third quarter of fiscal 2026,” compared to the three months ended September 30, 2025, which we refer to as the “third quarter of fiscal 2025.” These results exclude results for our GIG subsidiary as we entered into an agreement in May 2026 to sell GIG to CopperPoint, which was completed in October 2026. Our GIG operations are thus reflected as "discontinued operations" as described in Note 14. Discontinued Operations.

Revenues. For the third quarter of fiscal 2026 and the third quarter of fiscal 2025, our revenues, in thousands and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$12,076	54.5%	$11,788	53.7%	$288
Broadband services	10,101	45.5%	10,151	46.3%	(50)
Investment and other income	1	0.0%	5	0.0%	(4)
Total Revenues	$22,178	100.0%	$21,944	100.0%	$234

We realized total revenues of $22,178 during the third quarter of fiscal 2026, an increase of 1.1% over revenues of $21,944 during the third quarter of fiscal 2025. The key factors impacting revenue across each of our businesses during the third quarter of fiscal 2026 were as follows:

●	Net billboard rentals in the third quarter of fiscal 2026 increased 2.4% when compared to the third quarter of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the third quarter of fiscal 2026 decreased 0.5% from the third quarter of fiscal 2025, mainly reflecting a reduction in fixed wireless subscribers.

●	Investment and other income at BOAM decreased from $5 in the third quarter of fiscal 2025 to $1 in the third quarter of fiscal 2026.

Expenses. For the third quarter of fiscal 2026 and the third quarter of fiscal 2025, our expenses, in thousands and as a percentage of total revenues, were as follows:

	For the Three Months Ended September 30,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$3,848	17.4%	$3,782	17.2%	$66
Cost of broadband revenues	2,618	11.8%	2,440	11.1%	178
Employee costs	5,966	26.9%	6,143	28.0%	(177)
Professional fees	746	3.4%	839	3.8%	(93)
Depreciation	4,666	21.0%	4,278	19.5%	388
Amortization	1,872	8.4%	1,915	8.7%	(43)
General and administrative	3,299	14.9%	3,202	14.6%	97
Other segment items (a)	160	0.7%	34	0.2%	126
Total Costs and Expenses	$23,175	104.5%	$22,633	103.1%	$542

(a) Other segment items include accretion and (gain) loss on disposition of assets.

During the third quarter of fiscal 2026, we had total costs and expenses of $23,175, as compared to total costs and expenses of $22,633 in the third quarter of fiscal 2025. Total costs and expenses as a percentage of total revenues increased from 103.1% in the third quarter of fiscal 2025 to 104.5% in the third quarter of fiscal 2026. The key factors impacting costs and expenses across each of our businesses during the third quarter of fiscal 2026 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 32.1% in the third quarter of fiscal 2025 to 31.9% in the third quarter of fiscal 2026. The decrease was mainly driven by lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 24.0% in the third quarter of fiscal 2025 to 25.9% in the third quarter of fiscal 2026. The increase was mainly driven by higher network operations and data costs as a percentage of broadband revenues.

●

Employee costs in the third quarter of fiscal 2026 were $5,966, or 26.9% of total revenues, as compared to $6,143, or 28.0% of total revenues, in the third quarter of fiscal 2025. The decrease was mainly driven by headcount reductions within our broadband businesses.

●

Professional fees in the third quarter of fiscal 2026 were $746, or 3.4% of total revenues, as compared to $839, or 3.8% of total revenues, in the third quarter of fiscal 2025. The decrease was mainly driven by lower professional fees at BOAM.

●

General and administrative expenses in the third quarter of fiscal 2026 were $3,299, or 14.9% of total revenues, as compared to $3,202, or 14.6% of total revenues, in the third quarter of fiscal 2025. The increase was mainly driven by director compensation at Boston Omaha's parent company.

●

Non-cash expenses in the third quarter of fiscal 2026 included $4,666 in depreciation expense, $1,872 in amortization expense, and $55 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the third quarter of fiscal 2026 was $997, or 4.5% of total revenues, as compared to a net loss from operations of $689, or 3.1% of total revenues, in the third quarter of fiscal 2025. The increase in net loss from operations was primarily due to higher depreciation expense within our broadband businesses. Our net loss from operations included $6,593 from non-cash depreciation, amortization, and accretion expenses in the third quarter of fiscal 2026, as compared to $6,248 in the third quarter of fiscal 2025.

Other Income (Expense). During the third quarter of fiscal 2026, we had net other expense of $3,611, which included losses of $5,029 within BOAM primarily related to changes in the fair value of the underlying assets within the 24th Street and BFR Funds, a $2,239 unrealized loss on the Sky Harbour warrants held by Boston Omaha, and interest expense of $602 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by non-cash income of $2,618 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour, $1,402 in realized gains on the sale of 360,000 shares of Sky Harbour Class A common stock, and interest and dividend income of $230. During the third quarter of fiscal 2025, we had net other expense of $4,224, which included losses of $1,975 within BOAM primarily related to changes in the fair value of the remaining assets within the 24th Street Funds, a $1,467 unrealized loss on the Sky Harbour warrants held by Boston Omaha, non-cash losses of $577 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour, and interest expense of $650 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by interest and dividend income of $347.

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

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2026, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.40 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Income (Loss) from Discontinued Operations. On May 18, 2026, we announced an agreement for CopperPoint to acquire 100% of the equity interests in GIG for approximately $84.3 million. The transaction subsequently closed on October 23, 2026 following receipt of all regulatory and other approvals required under the Securities Purchase Agreement. As a result, the Company has classified the results and cash flows of the GIG business as discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the Condensed Consolidated Balance Sheets. During the third quarter of fiscal 2026, we had $392 in income from discontinued operations compared to a loss of $199 during the third quarter of fiscal 2025. See Note 14. Discontinued Operations in the Company's Condensed Consolidated Financial Statements for additional information.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $192 in the third quarter of fiscal 2026, or a loss per share of $0.01, based on 30,049,734 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $2,588 in the third quarter of fiscal 2025, or a loss per share of $0.08, based on 31,453,434 diluted weighted average shares outstanding.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following is a comparison of our results of operations for the nine months ended September 30, 2026, which we refer to as the “first nine months of fiscal 2026,” compared to the nine months ended September 30, 2025, which we refer to as the “first nine months of fiscal 2025.”

Revenues. For the first nine months of fiscal 2026 and the first nine months of fiscal 2025, our revenues, in thousands and as a percentage of total revenues, were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Revenues:
Billboard rentals, net	$34,772	52.6%	$33,993	52.5%	$779
Broadband services	31,328	47.4%	30,705	47.5%	623
Investment and other income	2	0.0%	22	0.0%	(20)
Total Revenues	$66,102	100.0%	$64,720	100.0%	$1,382

We realized total revenues of $66,102 during the first nine months of fiscal 2026, an increase of 2.1% over revenues of $64,720 during the first nine months of fiscal 2025. The key factors impacting revenue across each of our businesses during the first nine months of fiscal 2026 were as follows:

●

Net billboard rentals in the first nine months of fiscal 2026 increased 2.3% when compared to the first nine months of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets.

●	Revenue from broadband services in the first nine months of fiscal 2026 increased 2.0% from the first nine months of fiscal 2025, mainly reflecting subscriber growth across a number of our markets.

●	Investment and other income at BOAM decreased from $22 in the first nine months of fiscal 2025 to $2 in the first nine months of fiscal 2026.

Expenses. For the first nine months of fiscal 2026 and the first nine months of fiscal 2025, our expenses, in thousands and as a percentage of total revenues, were as follows:

	For the Nine Months Ended September 30,
	(unaudited)
	2026		2025		2026 vs 2025
		As a % of		As a % of
		Total		Total
	Amount	Revenues	Amount	Revenues	$ Variance
Costs and Expenses:
Cost of billboard revenues	$10,871	16.5%	$11,329	17.5%	$(458)
Cost of broadband revenues	7,847	11.9%	7,129	11.0%	718
Employee costs	18,003	27.2%	18,823	29.1%	(820)
Professional fees	2,521	3.8%	2,078	3.2%	443
Depreciation	13,605	20.6%	12,363	19.1%	1,242
Amortization	5,568	8.4%	5,701	8.8%	(133)
General and administrative	9,738	14.7%	9,330	14.4%	408
Other segment items (a)	105	0.2%	190	0.3%	(85)
Total Costs and Expenses	$68,258	103.3%	$66,943	103.4%	$1,315

(a) Other segment items include accretion and (gain) loss on disposition of assets.

During the first nine months of fiscal 2026, we had total costs and expenses of $68,258, as compared to total costs and expenses of $66,943 in the first nine months of fiscal 2025. Total costs and expenses as a percentage of total revenues decreased from 103.4% in the first nine months of fiscal 2025 to 103.3% in the first nine months of fiscal 2026. The key factors impacting costs and expenses across each of our businesses during the first nine months of fiscal 2026 were as follows:

●

Cost of billboard revenues decreased as a percentage of billboard revenues from 33.3% in the first nine months of fiscal 2025 to 31.3% in the first nine months of fiscal 2026. The decrease was mainly driven by lower ground rent expense as a percentage of billboard revenues.

●

Cost of broadband revenues increased as a percentage of broadband revenues from 23.2% in the first nine months of fiscal 2025 to 25.0% in the first nine months of fiscal 2026. The increase was mainly driven by higher network operations and data costs as a percentage of broadband revenues.

●

Employee costs in the first nine months of fiscal 2026 were $18,003, or 27.2% of total revenues, as compared to $18,823, or 29.1% of total revenues, in the first nine months of fiscal 2025. The decrease was mainly driven by headcount reductions within our broadband businesses.

●

Professional fees in the first nine months of fiscal 2026 were $2,521, or 3.8% of total revenues, as compared to $2,078, or 3.2% of total revenues, in the first nine months of fiscal 2025. The increase was mainly driven by higher professional fees at Boston Omaha's parent company related to the sale of GIG, which were partially offset by lower professional fees at BOAM.

●

General and administrative expenses in the first nine months of fiscal 2026 were $9,738, or 14.7% of total revenues, as compared to $9,330, or 14.4% of total revenues, in the first nine months of fiscal 2025. The increase was mainly driven by the use of contract labor within our broadband businesses and director compensation at Boston Omaha's parent company.

●

Non-cash expenses in the first nine months of fiscal 2026 included $13,605 in depreciation expense, $5,568 in amortization expense, and $163 in accretion expense mainly related to asset retirement obligations for certain billboard assets. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

Net Loss from Operations. Net loss from operations for the first nine months of fiscal 2026 was $2,156, or 3.3% of total revenues, as compared to a net loss from operations of $2,223, or 3.4% of total revenues, in the first nine months of fiscal 2025. The decrease in net loss from operations was primarily due to improved operations within our billboard business, which was partially offset by higher depreciation expense within our broadband businesses and professional fees at Boston Omaha's parent company. Our net loss from operations included $19,336 from non-cash depreciation, amortization, and accretion expenses in the first nine months of fiscal 2026, as compared to $18,227 in the first nine months of fiscal 2025.

Other Income (Expense). During the first nine months of fiscal 2026, we had net other expense of $8,104, which included losses of $6,249 within BOAM primarily related to changes in the fair value of the underlying assets within the 24th Street and BFR Funds, a $3,675 unrealized loss on the Sky Harbour warrants held by Boston Omaha, and interest expense of $1,818 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by $2,365 in realized gains on the sale of 691,500 shares of Sky Harbour Class A common stock, non-cash income of $523 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour, and interest and dividend income of $759. During the first nine months of fiscal 2025, we had net other expense of $10,855, which included a $10,885 unrealized loss on the Sky Harbour warrants held by Boston Omaha, losses of $6,635 within BOAM primarily related to changes in the fair value of the remaining assets within the 24th Street and BFR Funds, and interest expense of $1,765 mainly incurred under Link's term loan and revolver and BOB's credit facility. These items were partially offset by $4,135 in realized gains on the sale of 730,095 shares of Sky Harbour Class A common stock, income of $3,256 from unconsolidated affiliates mainly related to our equity method position in Sky Harbour, and interest and dividend income of $892.

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

Additionally, we have evaluated our investment in Sky Harbour as of September 30, 2026, and determined that there was not an other-than-temporary impairment. Our conclusion was based on several contributing factors, including: (i) our assessment that the underlying business and financial condition of Sky Harbour is favorable, (ii) Sky Harbour's stock price trading above our carrying value for an extended period of time, and (iii) our ability and intent to hold the investment. We will continue to review our investment in Sky Harbour for an other-than-temporary impairment on a quarterly basis or upon the occurrence of certain events. If Sky Harbour's stock price drops below our carrying value of $6.40 per share for a sustained period of time, it will likely result in an impairment of our investment. There may also be a future impairment of our investment if our expectations about Sky Harbour's prospective results of operations and cash flows decline, which could be influenced by a variety of factors including adverse market conditions.

Income (Loss) from Discontinued Operations. On May 18, 2026, we announced an agreement for CopperPoint to acquire 100% of the equity interests in GIG for approximately $84.3 million. The transaction subsequently closed on October 23, 2026 following receipt of all regulatory and other approvals required under the Securities Purchase Agreement. As a result, the Company has classified the results and cash flows of the GIG business as discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the Condensed Consolidated Balance Sheets. During the first nine months of fiscal 2026, we had income of $207 from discontinued operations compared to a loss of $21 during the first nine months of fiscal 2025. See Note 14. Discontinued Operations in the Company's Condensed Consolidated Financial Statements for additional information.

Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders in the amount of $3,952 in the first nine months of fiscal 2026, or a loss per share of $0.13, based on 30,422,954 diluted weighted average shares outstanding. This is compared to a net loss attributable to common stockholders of $5,577 in the first nine months of fiscal 2025, or a loss per share of $0.18, based on 31,445,147 diluted weighted average shares outstanding.

 Results of Operations by Segment

The following tables report results, in thousands and as a percentage of segment revenues, for the following three segments in which we operate: billboards, broadband, and asset management for the third quarter of fiscal 2026 and the third quarter of fiscal 2025:

Results of Billboard Operations

	For the Three Months Ended September 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Billboard rentals, net	$12,076	100.0%	$11,788	100.0%
Cost of billboard revenues	3,848	31.9%	3,782	32.1%

Other Operating Expenses
Employee costs	2,221	18.4%	2,140	18.2%
Professional fees	47	0.4%	71	0.6%
Depreciation	1,375	11.4%	1,350	11.4%
Amortization	974	8.0%	977	8.3%
General and administrative	1,025	8.5%	1,011	8.6%
Other segment items (a)	135	1.1%	69	0.6%
Total other operating expenses	5,777	47.8%	5,618	47.7%
Segment Income from Operations	$2,451	20.3%	$2,388	20.2%

(a) Other segment items for Link include accretion and loss on disposition of assets.

Reconciliation of segment income from operations to segment adjusted EBITDA:

	For the Three Months Ended September 30,
	(unaudited)
	2026	2025
Segment Income from Operations	$2,451	$2,388
Depreciation	1,375	1,350
Amortization	974	977
Accretion	52	52
Loss on disposition of assets	83	17
Segment Adjusted EBITDA	$4,935	$4,784

Comparison of the Third Quarter of Fiscal 2026 to the Third Quarter of Fiscal 2025. In the third quarter of fiscal 2026, net billboard revenues increased by 2.4% when compared to the third quarter of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the third quarter of fiscal 2026 were as follows:

●

Cost of billboard revenues as a percentage of total segment operating revenues decreased from 32.1% in the third quarter of fiscal 2025 to 31.9% in the third quarter of fiscal 2026. The decrease is mainly due to ground rent expense as a percentage of total segment operating revenues decreasing from 18.2% in the third quarter of fiscal 2025 to 17.5% in the third quarter of fiscal 2026.

●	Employee costs as a percentage of total segment operating revenues increased from 18.2% in the third quarter of fiscal 2025 to 18.4% in the third quarter of fiscal 2026.

●	General and administrative expenses decreased slightly as a percentage of total segment operating revenues from 8.6% in the third quarter of fiscal 2025 to 8.5% in the third quarter of fiscal 2026.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues were 11.4% and 8.0% in the third quarter of fiscal 2026 compared to 11.4% and 8.3% in the third quarter of fiscal 2025, respectively.

Results of Broadband Operations

	For the Three Months Ended September 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Broadband services	$10,101	100.0%	$10,151	100.0%
Cost of broadband revenues	2,618	25.9%	2,440	24.0%

Other Operating Expenses
Employee costs	3,278	32.5%	3,571	35.2%
Professional fees	90	0.9%	97	1.0%
Depreciation	3,275	32.4%	2,899	28.6%
Amortization	898	8.9%	897	8.8%
General and administrative	1,725	17.1%	1,727	17.0%
Other segment items (a)	25	0.2%	(35)	(0.4%)
Total other operating expenses	9,291	92.0%	9,156	90.2%
Segment Loss from Operations	$(1,808)	(17.9%)	$(1,445)	(14.2%)

(a) Other segment items for BOB include accretion and loss (gain) on disposition of assets.

Reconciliation of segment loss from operations to segment adjusted EBITDA:

	For the Three Months Ended September 30,
	(unaudited)
	2026	2025
Segment Loss from Operations	$(1,808)	$(1,445)
Depreciation	3,275	2,899
Amortization	898	897
Accretion	3	3
Loss (gain) on disposition of assets	22	(38)
Segment Adjusted EBITDA	$2,390	$2,316

Comparison of the Third Quarter of Fiscal 2026 to the Third Quarter of Fiscal 2025. In the third quarter of fiscal 2026, total operating revenues declined by 0.5% when compared to the third quarter of fiscal 2025 mainly reflecting a reduction in fixed wireless subscribers. The key factors affecting our broadband operations results during the third quarter of fiscal 2026 were as follows:

●

Cost of broadband revenues as a percentage of total segment operating revenues increased from 24.0% in the third quarter of fiscal 2025 to 25.9% in the third quarter of fiscal 2026. The increase is mainly driven by higher network operations and data costs.

●

Employee costs as a percentage of total segment operating revenues decreased from 35.2% in the third quarter of fiscal 2025 to 32.5% in the third quarter of fiscal 2026. The decrease is mainly driven by headcount reductions within our broadband businesses.

●	Depreciation expense increased by $376 from the third quarter of fiscal 2025. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

●	General and administrative expenses as a percentage of total segment operating revenues increased slightly from 17.0% in the third quarter of fiscal 2025 to 17.1% in the third quarter of fiscal 2026.

Results of Asset Management Operations

	For the Three Months Ended September 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Investment and other income	$1	n/a	$5	n/a

Other Operating Expenses
Professional fees	73	n/a	174	n/a
General and administrative	1	n/a	128	n/a
Total other operating expenses	74	n/a	302	n/a
Segment Loss from Operations	$(73)	n/a	$(297)	n/a

Reconciliation of segment loss from operations to segment adjusted EBITDA:

	For the Three Months Ended September 30,
	(unaudited)
	2026	2025
Segment Loss from Operations	$(73)	$(297)

Segment Adjusted EBITDA	$(73)	$(297)

Comparison of the Third Quarter of Fiscal 2026 to the Third Quarter of Fiscal 2025. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023, we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the third quarter of fiscal 2026 and the third quarter of fiscal 2025 may not be meaningful. The key factors affecting our asset management operations results during the third quarter of fiscal 2026 were as follows:

●	Professional fees decreased by $101 in the third quarter of fiscal 2026 when compared to the third quarter of fiscal 2025. Professional fees are mainly related to accounting and audit fees at the fund level as well as the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street Funds and BFR Fund. The services agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the third quarter of fiscal 2026 decreased by $127 from the third quarter of fiscal 2025.

 Results of Operations by Segment

The following tables report results, in thousands and as a percentage of segment revenues, for the following three segments in which we operate: billboards, broadband, and asset management for the first nine months of fiscal 2026 and the first nine months of fiscal 2025:

Results of Billboard Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Billboard rentals, net	$34,772	100.0%	$33,993	100.0%
Cost of billboard revenues	10,871	31.3%	11,329	33.3%

Other Operating Expenses
Employee costs	6,672	19.2%	6,503	19.1%
Professional fees	243	0.7%	196	0.6%
Depreciation	4,058	11.7%	3,964	11.7%
Amortization	2,889	8.3%	2,910	8.6%
General and administrative	3,091	8.9%	3,059	9.0%
Other segment items (a)	16	0.0%	152	0.4%
Total other operating expenses	16,969	48.8%	16,784	49.4%
Segment Income from Operations	$6,932	19.9%	$5,880	17.3%

(a) Other segment items for Link include accretion and gain on disposition of assets.

Reconciliation of segment income from operations to segment adjusted EBITDA:

	For the Nine Months Ended September 30,
	(unaudited)
	2026	2025
Segment Income from Operations	$6,932	$5,880
Depreciation	4,058	3,964
Amortization	2,889	2,910
Accretion	153	153
Gain on disposition of assets	(137)	(1)
Segment Adjusted EBITDA	$13,895	$12,906

Comparison of the First Nine Months of Fiscal 2026 to the First Nine Months of Fiscal 2025. In the first nine months of fiscal 2026, net billboard revenues increased by 2.3% when compared to the first nine months of fiscal 2025, reflecting steady rental and occupancy rates across a number of our markets. The key factors affecting our billboard operations results during the first nine months of fiscal 2026 were as follows:

●

Cost of billboard revenues as a percentage of total segment operating revenues decreased from 33.3% in the first nine months of fiscal 2025 to 31.3% in the first nine months of fiscal 2026. The decrease is mainly due to ground rent expense as a percentage of total segment operating revenues decreasing from 19.1% in the first nine months of fiscal 2025 to 17.1% in the first nine months of fiscal 2026.

●	Employee costs as a percentage of total segment operating revenues increased slightly from 19.1% in the first nine months of fiscal 2025 to 19.2% in the first nine months of fiscal 2026.

●

General and administrative expenses decreased slightly as a percentage of total segment operating revenues from 9.0% in the first nine months of fiscal 2025 to 8.9% in the first nine months of fiscal 2026.

●

Depreciation and amortization expenses as a percentage of total segment operating revenues were 11.7% and 8.3% in the first nine months of fiscal 2026 compared to 11.7% and 8.6% in the first nine months of fiscal 2025, respectively.

Results of Broadband Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Broadband services	$31,328	100.0%	$30,705	100.0%
Cost of broadband revenues	7,847	25.0%	7,129	23.2%

Other Operating Expenses
Employee costs	9,871	31.5%	10,907	35.5%
Professional fees	349	1.1%	375	1.2%
Depreciation	9,493	30.3%	8,316	27.1%
Amortization	2,679	8.6%	2,667	8.7%
General and administrative	5,243	16.7%	5,049	16.5%
Other segment items (a)	89	0.3%	38	0.1%
Total other operating expenses	27,724	88.5%	27,352	89.1%
Segment Loss from Operations	$(4,243)	(13.5%)	$(3,776)	(12.3%)

(a) Other segment items for BOB include accretion and (gain) loss on disposition of assets.

Reconciliation of segment loss from operations to segment adjusted EBITDA:

	For the Nine Months Ended September 30,
	(unaudited)
	2026	2025
Segment Loss from Operations	$(4,243)	$(3,776)
Depreciation	9,493	8,316
Amortization	2,679	2,667
Accretion	10	10
Loss on disposition of assets	79	28
Segment Adjusted EBITDA	$8,018	$7,245

Comparison of the First Nine Months of Fiscal 2026 to the First Nine Months of Fiscal 2025. In the first nine months of fiscal 2026, total operating revenues increased by 2.0% when compared to the first nine months of fiscal 2025 mainly reflecting subscriber growth across a number of our markets. The key factors affecting our broadband operations results during the first nine months of fiscal 2026 were as follows:

●

Cost of broadband revenues as a percentage of total segment operating revenues increased from 23.2% in the first nine months of fiscal 2025 to 25.0% in the first nine months of fiscal 2026. The increase is mainly driven by higher network operations and data costs.

●

Employee costs as a percentage of total segment operating revenues decreased from 35.5% in the first nine months of fiscal 2025 to 31.5% in the first nine months of fiscal 2026. The decrease is mainly driven by headcount reductions within our broadband businesses.

●	Depreciation expense increased by $1,177 from the first nine months of fiscal 2025. The increase in depreciation expense is mainly driven by continued capital investments within our broadband businesses.

●	General and administrative expenses as a percentage of total segment operating revenues increased from 16.5% in the first nine months of fiscal 2025 to 16.7% in the first nine months of fiscal 2026. The increase was mainly driven by the use of contract labor within our broadband businesses.

Results of Asset Management Operations

	For the Nine Months Ended September 30,
	(unaudited)
	2026		2025
		As a % of		As a % of
		Segment		Segment
		Operating		Operating
	Amount	Revenues	Amount	Revenues

Investment and other income	$2	n/a	$22	n/a

Other Operating Expenses
Professional fees	397	n/a	572	n/a
General and administrative	62	n/a	163	n/a
Total other operating expenses	459	n/a	735	n/a
Segment Loss from Operations	$(457)	n/a	$(713)	n/a

Reconciliation of segment loss from operations to segment adjusted EBITDA:

	For the Nine Months Ended September 30,
	(unaudited)
	2026	2025
Segment Loss from Operations	$(457)	$(713)

Segment Adjusted EBITDA	$(457)	$(713)

Comparison of the First Nine Months of Fiscal 2026 to the First Nine Months of Fiscal 2025. In September 2017, we formed our asset management business. Throughout fiscal 2022 and fiscal 2023, we had been hiring within our asset management business to ensure adequate staffing for the anticipated demands and needs of the business. In May 2023, we acquired 100% of the membership interests in 24th Street from the members of 24th Street other than BOAM. As previously mentioned, we are winding down BOAM's operations and have implemented significant cost-cutting measures, which occurred principally in the second half of fiscal 2024. Therefore, comparisons of our asset management results for the first nine months of fiscal 2026 and the first nine months of fiscal 2025 may not be meaningful. The key factors affecting our asset management operations results during the first nine months of fiscal 2026 were as follows:

●	Professional fees decreased by $175 in the first nine months of fiscal 2026 when compared to the first nine months of fiscal 2025. Professional fees are mainly related to accounting and audit fees at the fund level as well as the services agreement with Local Asset Management LLC to provide management services associated with the wind down of the 24th Street Funds and BFR Fund. The services agreement provides for consulting fees which reduce over time as assets managed within the funds are sold.

●	General and administrative expenses in the first nine months of fiscal 2026 decreased by $101 from the first nine months of fiscal 2025.

Cash Flows

Cash Flows for the First Nine Months of Fiscal 2026 compared to the First Nine Months of Fiscal 2025

The table below summarizes our cash flows from continuing operations, in thousands, for the first nine months of fiscal 2026 and the first nine months of fiscal 2025:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2026	September 30, 2025
	(unaudited)	(unaudited)
Net cash provided by operating activities	$16,598	$12,987
Net cash provided by (used in) investing activities	3,035	(8,764)
Net cash (used in) provided by financing activities	(24,266)	1,614
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,633)	$5,837

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $16,598 for the first nine months of fiscal 2026 compared to $12,987 for the first nine months of fiscal 2025. The increase in net cash provided by operating activities was mainly driven by improved cash flow generation within our billboard and broadband businesses.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $3,035 for the first nine months of fiscal 2026 as compared with net cash used in investing activities of $8,764 for the first nine months of fiscal 2025. During the first nine months of fiscal 2026, net cash provided by investing activities is primarily attributable to $19,478 in net cash proceeds mainly from the sale of U.S. Treasury securities and other investments, which were partially offset by $16,991 in capital expenditures mainly within our broadband businesses.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $24,266 during the first nine months of fiscal 2026 as compared to net cash provided by financing activities of $1,614 during the first nine months of fiscal 2025. During the first nine months of fiscal 2026, net cash used in financing activities mainly consisted of $16,933 in stock repurchases, $5,587 in distributions to noncontrolling interests from the 24th Street and BFR Funds, and $1,786 in principal repayments on long-term debt.

Liquidity and Capital Resources

Currently, we own billboards in Alabama, Arkansas, Florida, Georgia, Illinois, Iowa, Kansas, Missouri, Nebraska, Nevada, Oklahoma, South Dakota, Tennessee, Virginia, West Virginia, and Wisconsin, broadband services providers whose assets we acquired in 2020, 2022 and 2023, an asset management business, minority investments in commercial real estate management and brokerage services, a bank focused on servicing the automotive loan market, and a developer of private aviation infrastructure focused on building, leasing, and managing business aviation hangars. At September 30, 2026, we had approximately $13.3 million in unrestricted cash and approximately $16.2 million in short-term U.S. Treasury securities. In October 2026, we received an additional $75.3 million from the sale of GIG to CopperPoint. Our strategy is to continue to expand certain parts of our existing businesses as well as acquire other businesses and open new businesses which we believe have the potential to generate positive cash flows when made at what we believe to be attractive prices relative to other opportunities generally available to us. We currently expect to finance any future acquisitions and investments with cash, debt and seller or third-party financing. In the future, we may satisfy all or a portion of the purchase price for an acquisition with our equity securities. In addition, we have made investments in several companies and expect to continue to make investments in the securities of both publicly traded and privately held companies. We reserve the right to dispose of a business or subset of a business unit if, based upon management’s periodic review of our portfolio, our Board of Directors determines that such action would be in our best interest.

On November 14, 2025, the Board approved and authorized the 2025 Share Repurchase Program, pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November 18, 2025 and was scheduled to terminate on December 31, 2026. On September 10, 2026, the Board approved and authorized a new share repurchase program (the "Share Repurchase Program"), pursuant to which the Company intends to repurchase up to $30 million of its Class A common stock. The Share Repurchase Program became effective on November 1, 2026 and replaces the prior share repurchase program established in 2025. On November 11, 2026, the Board voted to increase the size of the Share Repurchase Program from $30 million to $85 million. From November 2025 through September 30, 2026, the Company has repurchased 1,728,628 shares of its Class A common stock for a total cost of approximately $22.7 million under the 2025 Share Repurchase Program. The acquisition of shares under the Share Repurchase Program may be effected from time to time through open market purchases (including under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934) or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by the Company's management. Under this new program, share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company's discretion. The Share Repurchase Program expires on the earlier of December 31, 2027 or when $85 million of Class A common stock has been repurchased under the Share Repurchase Program. Pursuant to the Share Repurchase Program the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. Any repurchase of shares will take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Securities Exchange Act of 1934. The Company intends to finance the Share Repurchase Program using its available cash and cash equivalents. The Board may modify, suspend, extend, expand, or terminate the Share Repurchase Program at any time.

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

2022 Shelf Registration Statement

In April 2022, we filed the 2022 Shelf Registration Statement on Form S-3 (File No. 333-264470) that was declared effective on May 11, 2022, relating to the registration of Class A common stock, preferred stock, debt securities and warrants of the Company for up to $500 million. Additionally, in the 2022 Shelf Registration Statement, we registered for resale up to 8,297,039 shares of Class A common stock acquired in 2018 or earlier in private placements in accordance with the terms of a 2018 registration rights agreement. We will not receive any proceeds from the sale of Class A common stock by the selling shareholders. The selling shareholders are MIT as well as 238 Plan Associates LLC, an MIT pension and benefit fund and a limited partnership holding our Class A common stock for the economic benefit of MIT. No officer or director has any beneficial interest in any shares eligible for resale by the selling shareholders. In May 2022, we also registered 1,018,660 shares of Class A common stock held by Magnolia and Boulderado and their affiliates. All of the shares held by Boulderado were repurchased by the Company in May 2024 and, as a result, the remaining 522,231 shares of our Class A common stock not repurchased are available for resale under that registration statement. As of September 30, 2026, based upon filings by these shareholders with the SEC, and as it relates to shares held by Mr. Peterson, certain of our stockholders still hold 7,713,933 registered shares of our Class A common stock. This assumes that MIT continues to own all shares reflected in its Schedule 13G/A filing with the SEC on January 20, 2026. The 2022 Shelf Registration Statement expired in May 2025.

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of September 30, 2026 consists of Link’s Term Loan borrowings of approximately $25.0 million, of which approximately $0.9 million is classified as current, and $9.1 million related to the revolving line of credit.

Under the Term Loan, Link is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of Link (a) beginning with the fiscal quarter ended June 30, 2024 of not greater than 3.50 to 1.00, (b) beginning with the fiscal quarter ending December 31, 2026 of not greater than 3.25 to 1.00 and (c) beginning with the fiscal quarter ending December 31, 2027 and thereafter of not greater than 3.00 to 1.00, and a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters. Link was in compliance with these covenants as of September 30, 2026.

The Credit Agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default, the Lender may accelerate the loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the loan will automatically accelerate. The foregoing summary of the Credit Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions of the Credit Agreement and Security Agreement, copies of which are attached as Exhibit 10.1 and Exhibit 10.2, respectively, to our Form 8-K as filed with the SEC on August 13, 2019, a First Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on October 29, 2019, a Second Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 30, 2020, a Third Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on August 24, 2021, a Fourth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on December 9, 2021, a Fifth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 3, 2022, a Sixth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on April 11, 2023, a Seventh Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on September 26, 2023, an Eighth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on February 16, 2024, a Ninth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.1 on Form 8-K as filed with the SEC on June 5, 2024, and a Tenth Amendment to Credit Agreement with the Lender as filed as Exhibit 10.20 on Form 10-K as filed with the SEC on March 30, 2026.

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

The BOB Credit Agreements provided for incremental drawdowns of the term loan in minimum increments of $1 million. Each term loan is due five years following the borrowing date of such term loan. As of September 30, 2026, the outstanding term loan end dates range from October 1, 2029 to November 18, 2030. Principal under each term loan is amortized in equal monthly payments over a 10-year period from the date of each term loan. Interest under each term loan accrues at the “Applicable Margin,” which is set at (a) 2.75% per annum with respect to any SOFR Loan, and (b) 1.75% per annum with respect to any Base Rate Loan. There was a fee during the first year of the BOB Credit Facility equal to 0.25% of any unused portion of the $20 million loan commitment.

Pursuant to the BOB Credit Agreements, BOB is required to comply with the following financial covenants: A consolidated leverage ratio for any test period ending on the last day of any fiscal quarter of BOB of not greater than 3.50 to 1.00, a minimum consolidated fixed charge coverage ratio of not less than 1.15 to 1.00 measured quarterly, based on rolling four quarters, and maximum capital expenditures not exceeding Consolidated Adjusted EBITDA less dividends and distributions paid to BOB, the cash portion of taxes, unfinanced maintenance capital expenditures, principal amortization payments or redemptions on indebtedness to be paid in cash, cash payments made with respect to capital lease obligations during the period, and cash interest expense for the period. BOB was in compliance with these covenants as of September 30, 2026.

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

Long-term debt included within our Condensed Consolidated Balance Sheets as of September 30, 2026 consists of approximately $12.9 million under the BOB Credit Agreements, of which approximately $1.5 million is classified as current.

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

Under the terms of the Loan and Grant Agreement, the loan (the "ReConnect Loan") will be in the form of long-term debt available as requested by BOB in multiple drawdowns over a period not to exceed five years from the date of the award, with plans to use such funds to deploy fiber to approximately 3,000 locations within FIF Utah's surrounding qualifying markets. The loan portion is a 22-year term loan (the "Promissory Note") secured by certain collateral of FIF Utah with interest at the applicable U.S. Treasury rate then in effect at the time of drawdown and subject to customary events of default and remedies. Interest and principal payments are deferred for a period of three years from the specific drawdown with accrued interest amortized over the remaining terms of the loan. The Company, as the ultimate parent of FIF Utah, has unconditionally guaranteed any sums due under the ReConnect Loan and the ReConnect Program (the "ReConnect Guarantee"). Each of the Loan and Grant Agreement and the ReConnect Guarantee contain customary representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings under the ReConnect Program. Upon the occurrence of an event of default, the lender may accelerate all sums due under the ReConnect Loan. Upon the occurrence of certain insolvency and bankruptcy events of default, the ReConnect Loan will automatically accelerate. The foregoing summary of each of the Loan and Grant Agreement, the ReConnect Promissory Note and the Guarantee Agreement and the transactions contemplated thereby does not purport to be a complete description and is qualified in its entirety by reference to the terms and conditions as set forth in the Loan and Grant Agreement, the Promissory Note, and the Guarantee Agreement, copies of which are attached as Exhibit 10.1, Exhibit 10.2, and Exhibit 10.3, respectively, to our Form 10-Q as filed with the SEC on August 13, 2026. As of September 30, 2026, FIF Utah had not borrowed any sums due under the ReConnect Loan.

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

●

Subsequent to the closing of the Sky Harbour business combination, we distributed 75,000 shares of Sky Harbour Class A common stock to the outside directors of Yellowstone and 206,250 shares of Sky Harbour Class A common stock to an investor in the Yellowstone IPO. As of September 30, 2026, we held 10,979,994 shares of Sky Harbour Class A common stock and 7,719,779 Sky Harbour warrants.

●

All the shares of Sky Harbour Class A common stock and Sky Harbour warrants to purchase Class A common stock that we hold have been registered under the Securities Act. However, our ability to resell any significant portion of these shares is limited by the large number of Sky Harbour shares and warrants we hold relative to the average trading volume of these securities. As part of a recent primary offering by Sky Harbour, we, along with Sky Harbour's officers, directors, and other principal shareholders, agreed to a lockup on future sales for a period which expired on November 10, 2026.

Future Working Capital Requirements

We believe that our existing cash and short-term investments, funds available through the Credit Agreement Link entered into on August 12, 2019, as amended, any funds that we may receive from cash flows from operations, and any funds that we may receive through the sale of the remaining real estate assets in the 24th Street and BFR Funds will be sufficient to meet working capital requirements and anticipated capital expenditures for the next 12 months. At September 30, 2026, we had approximately $13.3 million in unrestricted cash and approximately $16.2 million in short-term U.S. Treasury securities. This excludes any additional funds received from the sale of GIG to CopperPoint in October 2026, any future sales of public and private securities held by us, and any loans and grants under the ReConnect Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2026, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices, or other market price risks. Because our operations are currently conducted entirely within the U.S., we had no significant exposure to foreign currency exchange rate risk.

As of September 30, 2026, we had cash and cash equivalents, U.S. Treasury securities that are bought and held principally for the purpose of selling them in the near-term and short-term U.S. Treasury securities which we intend to hold to maturity. Interest-earning instruments carry a degree of interest rate risk, and the values for these instruments can fluctuate.

As of September 30, 2026, all of Link's $25.0 million in long-term debt is at a fixed interest rate. Link also had $9.1 million in borrowings under its revolving line of credit, which is subject to interest rate risk (revolving line of credit was paid down to zero in October 2026). The BOB Credit agreement of $12.9 million within long-term debt is subject to interest rate risk. A hypothetical 100 basis point change in variable interest rates would impact our interest expense for both Link's revolving line of credit and BOB's long-term debt by approximately $220 thousand over the next twelve months. Additional information regarding our outstanding debt can be found in Note 11 - Long-Term Debt included in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Any long-term debt under the ReConnect Program will be set at the Treasury Rate then in effect at the time of any drawdown under the Loan and Grant Agreement.

As of September 30, 2026, our investment in the 10,979,994 shares of Sky Harbour Class A common stock is recorded under the equity method of accounting. We also hold warrants to purchase up to 7,719,779 shares of Sky Harbour Class A common stock, which are measured at fair value using observable inputs for similar assets in an active market. We also occasionally hold relatively small amounts in other publicly traded securities. We hold interests in several private companies including our investments in CB&T and Logic. Our investments in privately held securities may be difficult to value given the lack of publicly available information about the issuers of these securities. These investments may increase the volatility in our net income (loss) in future periods due to changes in the fair value of these instruments. In certain cases, our ability to sell these investments may be impacted by certain contractual obligations or otherwise.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial and accounting officer each concluded that, as of September 30, 2026, our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a list of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026, and our Quarterly Report on Form 10-Q for the six months ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 14, 2025, the Board approved and authorized the 2025 Share Repurchase Program, pursuant to which we announced our intention to repurchase up to $30 million of our Class A common stock, from time to time, in the open market, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The Board also authorized the Company, in its discretion, to establish “Rule 10b5-1 trading plans” for these share repurchases. The 2025 Share Repurchase Program went into effect on or about November 18, 2025 and was scheduled to terminate on December 31, 2026. On September 10, 2026, the Board approved and authorized the new Share Repurchase Program, pursuant to which the Company intends to repurchase up to $30 million of its Class A common stock. The Share Repurchase Program became effective on November 1, 2026 and replaces the prior share repurchase program established in 2025. On November 11, 2026, the Board voted to increase the size of the Share Repurchase Program from $30 million to $85 million. From November 2025 through September 30, 2026, the Company has repurchased 1,728,628 shares of its Class A common stock for a total cost of approximately $22.7 million under the 2025 Share Repurchase Program. The acquisition of shares under the Share Repurchase Program may be effected from time to time through open market purchases (including under a plan adopted pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934) or other methods of acquiring shares, in each case on such terms and at such times as shall be permitted by applicable securities laws and determined by the Company's management. Under this new program, share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company's discretion. The Share Repurchase Program expires on the earlier of December 31, 2027 or when $85 million of Class A common stock has been repurchased under the Share Repurchase Program. Pursuant to the Share Repurchase Program the Company is not obligated to repurchase any specific number of shares of its Class A common stock and shall not repurchase more than 25% of the average daily volume of its stock over the previous 20 trading days. Any repurchase of shares will take place in open market transactions or privately negotiated transactions in accordance with applicable securities and other laws, including the Securities Exchange Act of 1934. The Company intends to finance the Share Repurchase Program using its available cash and cash equivalents. The Board may modify, suspend, extend, expand, or terminate the Share Repurchase Program at any time.

All shares purchased as part of our publicly announced programs for the time periods set forth below were purchased under our Rule 10b5-1 and Rule 10b-18 trading plans. The table below summarizes our stock repurchase activity for the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in thousands)
July 1 - July 31, 2026	53,797	$14.40	53,797	$12,933
August 1 - August 31, 2026	164,108	$14.08	164,108	$10,622
September 1 - September 30, 2026	239,403	$13.63	239,403	$7,358
Total	457,308	$13.89	457,308

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of the Company’s officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

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
(##)

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Boston Omaha Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON OMAHA CORPORATION

(Registrant)

By: /s/ Adam K. Peterson

Adam K. Peterson

President and Chief Executive Officer (Principal Executive Officer)

November 13, 2026

By: /s/ Joshua P. Weisenburger

Joshua P. Weisenburger

Chief Financial Officer (Principal Financial and Accounting Officer)

November 13, 2026